Form 10-Q
period 1996-03-31
FRP PROPERTIES INC
filed 1996-05-10
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


Commission File Number 33-26115


                              FRP PROPERTIES, INC.
          (Exact name of registrant as specified in its charter)

              Florida                                       59-2924957
   (State or other jurisdiction of                      (I.R.S. Employer)
    incorporation or organization)                     Identification No.)


            155 East 21st Street, Jacksonville, Florida  32206
                 (Address of principal executive offices)
                                (Zip Code)


                               904/355-1781
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996: 3,555,694 shares of $.10 par value common stock.



                               FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                             March 31,    September 30,
                                                 1996             1995
ASSETS
Current assets:
 Cash and cash equivalents                  $     222         $    392
 Accounts receivable:
  Affiliate                                       262              300
  Other                                         5,476            5,504
 Less allowance for doubtful accounts            (240)            (218)
 Inventory of parts and supplies                  424              501
 Prepaid expenses                               2,192            2,016
  Total current assets                          8,336            8,495

Other assets:
 Real estate held for investment, at cost       6,093            6,065
 Goodwill                                       1,348            1,368
 Other                                          1,886            2,110
  Total other assets                            9,327            9,543

Property, plant and equipment, at cost        132,616          127,174
Less accumulated depreciation and
 depletion                                    (42,724)         (43,855)
  Net property, plant and equipment            89,892           83,319
                                            $ 107,555         $101,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $   8,400         $  1,800
 Accounts payable:
  Affiliate                                       145              136
  Other                                         2,095            1,415
 Accrued liabilities                            3,347            3,419
 Long-term debt due within one year               356              347
  Total current liabilities                    14,343            7,117

Long-term debt                                 23,365           25,503
Deferred income taxes                           5,246            4,220
Other liabilities                               2,912            2,895

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                       -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,590,694 shares issued
  (3,681,594 at September 30, 1995)               359              368
 Capital in excess of par value                21,773           23,622
 Retained earnings                             39,557           37,632
  Total stockholders' equity                   61,689           61,622
                                            $ 107,555         $101,357
See accompanying notes.



                              FRP PROPERTIES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (In thousands except per share and share amounts)
                                   (Unaudited)

                               THREE MONTHS                    SIX MONTHS
                              ENDED MARCH 31                 ENDED MARCH 31

                              1996       1995                1996       1995

Revenues:
  Affiliates               $ 1,610     $ 1,427             $ 3,107    $ 2,857
  Non-affiliates            14,339      13,089              28,163     25,135
                            15,949      14,516              31,270     27,992

Cost of operations          12,583      10,377              24,056     20,898

Gross profit                 3,366       4,139               7,214      7,094

Selling, general and
 administrative expense:
  Affiliate                    351         320                702         635
  Non-affiliates             1,157       1,107              2,263       2,138
                             1,508       1,427              2,965       2,773

Operating profit             1,858       2,712              4,249       4,321

Interest expense              (564)       (447)            (1,110)       (831)
Interest income                 10          12                 17          26
Other income, net                -           8                   -         28

Income before income taxes   1,304       2,285               3,156      3,544
Provision for income taxes     509         891               1,231      1,382

Net income                  $  795      $1,394             $ 1,925    $ 2,162

Earnings per common share     $.21        $.36                $.51       $.56

Cash dividends                NONE        NONE                NONE       NONE

Number of shares used
 in computing earnings
 per common share        3,718,327   3,869,927           3,743,632  3,868,346


See accompanying notes.

                       FRP PROPERTIES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
              SIX MONTHS ENDED MARCH 31, 1996 and 1995
                          (In thousands)
                           (Unaudited)

                                                         1996       1995

Cash flows from operating activities:
  Net Income........................................   $1,925     $2,162
  Adjustments to reconcile net income to net cash
    provided from operating activities:
      Depreciation, depletion and amortization......    3,679      3,663
      Net changes in operating assets and liabilitie
        (Increase) decrease in accounts receivable..       76       (206)
        Decrease in inventory of parts and supplies.       77         36
        Increase in prepaid expenses................     (176)      (444)
        Increase (decrease) in accounts payable and       605     (1,144)
      Increase in deferred taxes....................    1,038        345
      Net change in insurance reserve and other liab       18         (2)
      Gain on sale of real estate, plant and equipme     (264)      (390)
      Other, net....................................      (25)        24

Net cash provided from operating activities.........    6,953      4,044

Cash flows from investing activities:
  Purchase of property, plant and equipment.........   (9,920)   (11,167)
  Purchase of real estate held for investment..........   (32)         -
  Additions to other assets.........................     (129)      (113)
  Proceeds from sale of real estate held for investm
    property, plant and equipment, and other assets.      345         52

Net cash used in investing activities...............   (9,736)   (11,228)

Cash flows from financing activities:
  Proceeds from long-term debt......................        -      8,000
  Net increase in short-term debt...................    6,600        100
  Repayment of debt.................................   (2,129)       (92)
  Repurchase of Company stock.......................   (1,858)    (1,524)

Net cash provided from  financing activities........    2,613      6,484

Net decrease in cash and cash equivalents...........     (170)      (700)
Cash and cash equivalents at beginning of year......      392        821

Cash and cash equivalents at end of the period......     $222       $121


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest expense, net of amount capitalized.......   $1,118       $749
  Income taxes paid (received)......................    ($128)    $2,268
Noncash investing and financing activities:
  Additions to property, plant and equipment
  from exchanges                                       $1,270       $393


See accompaning notes.



                        FRP PROPERTIES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 1996
                           (Unaudited)


(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1995.

(2) Earnings Per Share. Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because the effect would have been less than 3% dilutive.

(3) Contingent Liabilities. The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 10 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and in Part II, Item 1 "Legal Proceedings" of this Form 10-Q,. Such information is incorporated herein by reference.



                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                              Three Months                   Six Months
                            Ended March 31,                Ended March 31,
                            1996       1995                1996       1995
Revenues:
  Transportation          $13,792    $12,066             $27,127    $23,634
  Real estate               2,149      2,450               4,135      4,358
  Sale of real estate           8          -                   8          -
                          $15,949    $14,516             $31,270    $27,992
Cost of operations:
  Transportation          $11,510    $ 9,687             $22,154    $19,532
  Real estate               1,069        690               1,898      1,366
  Sale of real estate           4          -                   4          -
                          $12,583    $10,377              $24,056    $20,898
Gross profit:
  Transportation          $ 2,282    $ 2,379             $ 4,973    $ 4,102
  Real estate               1,080      1,760               2,237      2,992
  Sale of real estate           4          -                   4          -
                          $ 3,366    $ 4,139             $ 7,214    $ 7,094



For the second quarter and first six months of fiscal 1996, ended March 31, 1996, consolidated revenues increased 10% and 12%, respectively, over the same periods last year. The Transportation segment had increased revenue for the second quarter and first half of 14% and 15%, respectively, due principally from increased volume in Florida Rock & Tank Lines, Inc. and the continuing expansion of SunBelt Transport, Inc.

Real estate revenues declined $301,000 or 12% for the second quarter and $223,000 or 5% for the first half from the same periods last year. The decreases were due to the one-time royalty collection and timber sales of approximately $600,000 in the second quarter of last year. Excluding these one-time revenues, Real Estate revenues increased 16% for the quarter and 10% for the first half due to increased royalty and rent revenue.

The Transportation segment's gross profit was negatively impacted in the second quarter of this year by increased casualty losses of approximately $125,000 due to two severe accidents. The Company has experienced accelerating increases in fuel prices particularly during the last two months of the quarter, which for the most part, after short delays, it has passed on to its tank truck customers. However, in its flatbed business, current market conditions are inhibiting passing such increases on to customers at this time, with only a very few exceptions.

Effective October 1, 1994, for financial reporting purposes, the Company extended the estimated lives of its tractors and substantially all trailers and reduced the salvage values on such equipment. The one-time attendant reduction in salvage values resulted in a $583,000 reduction in transportation gross profit in the first quarter of fiscal 1995.

Gross profit in Real Estate decreased for the second quarter and first six months due principally to the one-time royalty collection and timber sales of approximately $600,000 in the second quarter last year and to the abandonment and write-off in the second quarter of this year of $150,000 in fees and other zoning costs associated with a potential development property.

The increases in selling, general and administrative expense in the current periods were principally due to increased revenue. Selling, general and administrative expense as a percent of sales decreased to 9.5% from 9.9% in both current periods as compared to the same periods last year.

The increase in interest expense in the current second quarter and six months over the same periods last year is due principally to the increase in average debt outstanding.


Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.


Other.

During fiscal 1995, the transportation segment's ten largest customers accounted for approximately 34% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenue and income.

Effective January 1, 1995, intrastate as well as interstate trucking was deregulated with regard to both pricing and access to statewide markets. Approximately 50% of the Transportation Group's revenues are generated in formerly regulated markets. Florida has been deregulated for many years.
The Transportation Group can look forward to expanding in its target Southeastern markets without prior state regulatory approval. This will also allow it to expand service with its current customers as well as new ones.

Although deregulation presents a significant unknown variable, management is cautiously optimistic about its long-term impact on the future growth prospect of its transportation business.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 10 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and in Part II, Item 1 "Legal Proceedings" of this Form 10-Q. Such information is incorporated herein by reference.



                         PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In December of 1990, the Environmental Protection Agency ("EPA") notified the Company's subsidiary, Florida Rock & Tank Lines, Inc., of its potential liability as a generator of waste oil at the Whitehouse Oil Pits Superfund Site ("Whitehouse"). A former waste oil hauler in the Jacksonville area has stated that he delivered spent motor oil from a terminal operated by the Company's subsidiary to Seaboard Oil and later to Allied Fuel Oil to be recycled. The residue from the recycling process was deposited in Whitehouse. There is no documentation to confirm or deny this statement.
The subsidiary has participated in the investigatory work necessary to develop the Remedial Design for Whitehouse. In March 1996, the EPA decided to proceed with a pilot superfund cost allocation project ("Pilot") at Whitehouse. The subsidiary, along with other potentially responsible parties, has elected to participate in that Pilot. The subsidiary continues to monitor EPA and PRP activities pertaining to Whitehouse. This matter was previously reported in the Form 10-Q for the quarters ending March 31, 1991, December 31, 1991, March 31, 1992, December 31, 1992, June 30, 1993 and March 31, 1994 and in the Form 10-K for the years ending September 30, 1991, September 30, 1993, and September 30, 1994.

Note 10 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 7, 1996, the Company held its annual shareholders meeting. At the meeting the stockholders elected the following directors by the vote shown:
                                                                 NOT VOTED
                              TERM        VOTES      VOTES        BROKER/
                             ENDING        FOR      WITHHELD     NOMINEES

Ish Copley                    2000      2,993,046    1,018       560,622
John D. Baker II              2000      2,993,043    1,021       560,622
Luke E. Fichthorn III         2000      2,993,046    1,018       560,622
Robert H. Paul III            2000      2,945,646   48,418       560,622

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index," immediately following this page.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1996.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


May 1, 1996                        FRP PROPERTIES, INC.



                                   RUGGLES B. CARLSON
                                   Ruggles B. Carlson
                                   Assistant Treasurer
                                     (Principal Financial and Accounting
                                      Officer)




                           FRP PROPERTIES, INC.
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                              EXHIBIT INDEX

                                                                  Page No. in
                                                                  Sequential
                                                                  Numbering
(3)(a)(1)      Articles of Incorporation of FRP Properties, Inc.
               Previously filed with Form S-4 dated December 13,
               1988.  File No. 33-26115.

(3)(a)(2) Amendment to the Articles of Incorporation of FRP Properties, Inc. filed with the Secretary of State of Florida on February 19, 1991. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. file No. 33-26115.

(3)(a)(3) Amendments to the Articles of Incorporation of FRP Properties, Inc. filed with the Secretary of State of Florida on February 7, 1995. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994.

(3)(b)(1)      Restated Bylaws of FRP Properties, Inc. adopted
               December 1, 1993. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.

(3)(b)(2)      Amendment to the Bylaws of FRP Properties, Inc.
               adopted August 3, 1994. Previously filed with Form 10-K for the fiscal year ended September 30, 1994.
               File No. 33-26115.

(4)(a) Articles III, VII and XII of the Articles of Incorporation of FRP Properties, Inc. Previously filed with Form S-4 dated December 13, 1988. And amended Article III filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and XIV previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 33-026115.

(4)(b)         Specimen stock certificate of FRP Properties, Inc.
               Previously filed with Form S-4 dated December 13,
               1988.  File No. 33-26115.



                                                                  Page No. in
                                                                  Sequential
                                                                  Numbering
(4)(c) Credit Agreement dated as of November 15, 1995 among FRP Properties, Inc.; SunTrust Bank, Central
               Florida, National Association; Bank of America
               Illinois; Barnett Bank of Jacksonville, N.A.; and
               First Union National Bank of Florida. Previously filed with Form 10-Q for the quarter ended December
               31, 1995.  File No. 33-26115.

(4)(d) The Company and its consolidated subsidiaries have other long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(10)(a) Post Distribution Agreement, dated May 7, 1986, by and between Florida Rock Industries, Inc. and Florida Rock & Tank Lines, Inc. and amendments thereto dated July 1, 1987 and September 27, 1988. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(b) Tax Sharing Agreement, dated May 7,1986, between Florida Rock Industries, Inc. and Florida Rock & Tank Lines, Inc. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(c) Various leasebacks and mining royalty agreements with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated September 1, 1986, between Florida Rock Industries Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit
               (10)(e)), but all of which maybe material in the aggregate. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(d)        License Agreement, dated June 30, 1986, from
               Florida Rock Industries, Inc. to Florida Rock &
               Tank Lines, Inc. to use "Florida Rock" in corporate names. Previously filed with Form S-4 dated
               December 13, 1988.  File No. 33-26115.

(10)(e) Mining Lease Agreement, dated September 1, 1986, between Florida Rock Industries, Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.



                                                                  Page No. in
                                                                  Sequential
                                                                  Numbering
(10)(f)        Summary of Medical Reimbursement Plan of FRP
               Properties, Inc. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File
               No. 33-26115.

(10)(g) Split Dollar Agreement dated October 3, 1984, between Edward L. Baker and Florida Rock Industries, Inc. and assignment of such agreement, dated January 31, 1986 from Florida Rock Industries, Inc. to Florida Rock & Tank Lines Inc. Previously filed with Form S-4 dated December13, 1988. File No. 33-26115.

(10)(h)        Summary of Management Incentive Compensation Plans.
               Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(i) Management Security Agreements between the Company and certain officers. Form of agreement previously filed as Exhibit (10)(I) with Form S-4 dated
               December 13, 1988.  File No. 33-26115.

(10)(j)(1) FRP Properties, Inc. 1989 Employee Stock Option Plan. Previously filed with Form S-4 dated December
               13, 1988.  File No. 33-26115.

(10)(j)(2)     FRP Properties, Inc. 1995 Stock Option Plan.
               Previously filed as an appendix to the Company's Proxy Statement dated December 15, 1994.

(11)           Computation of Earnings Per Common Share.

(27)           Financial Data Schedule