Form 10-Q
period 1996-06-30
FRP PROPERTIES INC
filed 1996-08-13
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1996: 3,500,194 shares of $.10 par value common stock.



                          FRP PROPERTIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEET
                            (In thousands)
                              (Unaudited)

                                               June 30,    September 30,
                                                  1996             1995
ASSETS
Current assets:
 Cash and cash equivalents                   $     304         $    392
 Accounts receivable:
  Affiliate                                        266              300
  Other                                          5,585            5,504
 Less allowance for doubtful accounts             (244)            (218)
 Inventory of parts and supplies                   391              501
 Prepaid expenses                                1,818            2,016
  Total current assets                           8,120            8,495

Other assets:
 Real estate held for investment, at cost        6,093            6,065
 Goodwill                                        1,338            1,368
 Other                                           1,861            2,110
  Total other assets                             9,292            9,543

Property, plant and equipment, at cost         132,165          127,174
Less accumulated depreciation and
 depletion                                     (42,067)         (43,855)
  Net property, plant and equipment             90,098           83,319
                                             $ 107,510         $101,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank             $   5,400         $  1,800
 Accounts payable:
  Affiliate                                        126              136
  Other                                            977            1,415
 Accrued liabilities                             3,791            3,419
 Long-term debt due within one year                326              347
  Total current liabilities                     10,620            7,117

Long-term debt                                  26,286           25,503
Deferred income taxes                            5,787            4,220
Other liabilities                                2,922            2,895

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                        -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,541,194 shares issued
  (3,681,594 at September 30, 1995)                354              368
 Capital in excess of par value                 20,769           23,622
 Retained earnings                              40,772           37,632
  Total stockholders' equity                    61,895           61,622
                                             $ 107,510         $101,357
See accompanying notes.



                               FRP PROPERTIES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (In thousands except per share and share amounts)
                                   (Unaudited)

                              THREE MONTHS                    NINE MONTHS
                              ENDED JUNE 30                  ENDED JUNE 30

                             1996        1995                1996       1995

Revenues:
  Affiliates               $ 1,621     $ 1,514            $ 4,728     $ 4,371
  Non-affiliates            15,085      13,935             43,248      39,070
                            16,706      15,449             47,976      43,441

Cost of operations          12,656      11,367             36,712      32,265

Gross profit                 4,050       4,082             11,264      11,176

Selling, general and
 administrative expense:
  Affiliate                    351         324              1,053         959
  Non-affiliates             1,130       1,083              3,393       3,221
                             1,481       1,407              4,446       4,180

Operating profit             2,569       2,675              6,818       6,996

Interest expense              (595)       (551)            (1,705)     (1,382)
Interest income                 18          11                 35          37
Other income (expense),
 net                             -           1                  -          29

Income before income taxes   1,992       2,136              5,148       5,680
Provision for income taxes     777         833              2,008       2,215

Net income                  $1,215      $1,303            $ 3,140     $ 3,465

Earnings per common share     $.33        $.34               $.84        $.90

Cash dividends                NONE        NONE               NONE        NONE

Number of shares used
 in computing earnings
 per common share        3,650,401   3,811,828           3,712,615  3,846,463


See accompanying notes.



                         FRP PROPERTIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED JUNE 30, 1996 and 1995
                              (In thousands)
                                (Unaudited)

                                                           1996        1995

Cash flows from operating activities:
  Net Income                                             $3,140      $3,465
  Adjustments to reconcile net income to net cash
    provided from operating activities:
      Depreciation, depletion and amortization            5,682       5,605
      Net changes in operating assets and liabilitie
        Increase in accounts receivable                     (36)       (874)
        Decrease in inventory of parts and supplies         110          49
        (Increase) decrease in prepaid expenses             198        (271)
        Decrease in accounts payable and accrued
         liabilities                                         (9)       (901)
      Increase in deferred taxes                          1,500         912
      Net change in insurance reserve and other
         liabilities                                         28          21
      Gain on sale of real estate, plant
         and equipment                                     (647)       (587)
      Other, net                                            (38)        (89)

Net cash provided from operating activities               9,928       7,330

Cash flows from investing activities:
  Purchase of property, plant and equipment             (12,069)    (14,468)
  Purchase of real estate held for investment               (32)          -
  Additions to other assets                                (130)       (269)
  Proceeds from sale of real estate held for
    investment, property, plant and equipment,
    and other assets.                                       720         300

Net cash used in investing activities                   (11,511)    (14,437)

Cash flows from financing activities:
  Proceeds from long-term debt                            3,000      10,750
  Net increase (decrease) in short-term debt              3,600      (2,000)
  Repayment of debt                                      (2,238)       (179)
  Repurchase of Company stock                            (2,867)     (2,038)

Net cash provided from  financing activities              1,495       6,533

Net decrease in cash and cash equivalents                   (88)       (574)
Cash and cash equivalents at beginning of year              392         821

Cash and cash equivalents at end of the period             $304        $247


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest expense, net of amount capitalized            $1,724      $1,347
  Income taxes paid (received)                             ($28)     $2,813
Noncash investing and financing activities:
  Additions to property, plant and equipment
    from exchanges                                       $1,900        $495


See accompaning notes.



                       FRP PROPERTIES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1996
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1995.

(2) Earnings Per Share. Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because the effect would have been less than 3% dilutive.

(3) Contingent Liabilities. The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 10 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended March 31, 1996. Such information is incorporated herein by reference.




                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                              Three Months                  Nine Months
                            Ended June 30,                 Ended June 30,
                            1996       1995                1996       1995
Revenues:
  Transportation          $14,402    $12,727             $41,529    $36,361
  Real estate               2,144      2,524               6,279      6,882
  Sale of real estate         160        198                 168        198
                          $16,706    $15,449             $47,976    $43,441
Cost of operations:
  Transportation          $11,722    $10,278             $33,876    $29,810
  Real estate                 863        970               2,761      2,336
  Sale of real estate          71        119                  75        119
                          $12,656    $11,367             $36,712    $32,265
Gross profit:
  Transportation          $ 2,680    $ 2,449             $ 7,653    $ 6,551
  Real estate               1,281      1,554               3,518      4,546
  Sale of real estate          89         79                  93         79
                          $ 4,050    $ 4,082             $11,264    $11,176

For the third quarter and first nine months of fiscal 1996, ended June 30, 1996, consolidated revenues increased 8% and 10%, respectively, over the same periods last year. The Transportation segment had increased revenue for the third quarter and first nine months of 13% and 14%, respectively, due principally from increased volume in Florida Rock & Tank Lines, Inc. and the continuing expansion of SunBelt Transport, Inc.

Real estate revenues declined $380,000 or 15% for the third quarter and $603,000 or 9% for the first nine months from the same periods last year.
The decreases were due to timber sales of $442,000 in the third quarter of last year and the one-time royalty collection and timber sales of approximately $1,091,000 in the nine month period of last year, respectively. Excluding these one-time revenues, Real Estate revenues increased 3% for the quarter and 8% for the first nine months due to increased royalty and rent revenue.

The Transportation segment's gross profit was negatively impacted in the third quarter and nine month period of this year by increased risk insurance cost of approximately $200,000 and $600,000, respectively, due principally to three severe accidents. Fuel prices peaked in April 1996 and subsequently have trended down, but remain higher than last year.

Effective October 1, 1994, for financial reporting purposes, the Company extended the estimated lives of its tractors and substantially all trailers and reduced the salvage values on such equipment. The one-time attendant reduction in salvage values resulted in a $583,000 reduction in transportation gross profit in the first quarter of fiscal 1995.

Gross profit in Real Estate decreased for the third quarter and first nine months due principally to the timber sales yielding gross profit of approximately $238,000 in the third quarter of last year and the one-time royalty collection and timber sales yielding gross profit of approximately $961,000 in the first nine months last year and to the abandonment and write-off in the second quarter of this year of $150,000 in fees and other zoning costs associated with a potential development property.

The increases in selling, general and administrative expense in the current periods were principally due to increased revenue. Selling, general and administrative expense as a percent of sales decreased in both current periods as compared to the same periods last year.

The increase in interest expense in the current third quarter and nine months over the same periods last year is due principally to the increase in average debt outstanding.


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

Effective January 1, 1995, intrastate as well as interstate trucking was deregulated with regard to both pricing and access to statewide markets. Approximately 50% of the Transportation Group's revenues are generated in formerly regulated markets. Florida has been deregulated for many years.
The Transportation Group can look forward to expanding in its target
Southeastern markets without prior state regulatory approval. This will also allow it to expand service with its current customers as well as new ones.

Although deregulation presents a significant unknown variable, management is cautiously optimistic about its long-term impact on the future growth prospect of its transportation business.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 10 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended March 31, 1996. Such information is incorporated herein by reference.

                         PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 10 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended March 31, 1996 are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index," immediately following this page.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 1996                     FRP PROPERTIES, INC.



                                   RUGGLES B. CARLSON
                                   Ruggles B. Carlson
                                   Assistant Treasurer
                                   (Principal Financial and Accounting
                                    Officer)




                          FRP PROPERTIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

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

(4)(b)         Specimen stock certificate of FRP Properties, Inc.
               Previously filed with Form S-4 dated December 13,
               1988.  File No. 33-26115.



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

(10)(e) Mining Lease Agreement, dated September 1, 1986, between Florida Rock Industries, Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

                                                               Page No. in
                                                                Sequential
                                                                 Numbering
(10)(f)        Summary of Medical Reimbursement Plan of FRP
               Properties, Inc. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File
               No. 33-26115.

(10)(g) Split Dollar Agreement dated October 3, 1984, between Edward L. Baker and Florida Rock
               Industries, Inc. and assignment of such agreement, dated January 31, 1986 from Florida Rock
               Industries, Inc. to Florida Rock & Tank Lines, Inc. Previously filed with Form S-4 dated December 13, 1988. File No. 33-2611.

(10)(h)        Summary of Management Incentive Compensation Plans.
               Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(i) Management Security Agreements between the Company and certain officers. Form of agreement previously filed as Exhibit (10)(I) with Form S-4 dated
               December 13, 1988.  File No. 33-26115.

(10)(i)(1) FRP Properties, Inc. 1989 Employee Stock Option Plan. Previously filed with Form S-4 dated December
               13, 1988.  File No. 33-26115.

(10)(j)(2)     FRP Properties, Inc. 1995 Stock Option Plan.
               Previously filed as an appendix to the Company's Proxy Statement dated December 15, 1994.

(11)           Computation of Earnings Per Common Share.

(27)           Financial Data Schedule