Form 10-K
period 1996-09-30
FRP PROPERTIES INC
filed 1996-12-23
CIK 844059

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1996
                                OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 Commission file number 33-26115

                       FRP PROPERTIES, INC.
      (Exact name of registrant as specified in its charter)

     FLORIDA                                         59-2924957
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

155 East 21st Street, Jacksonville, Florida            32206
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   904/355-1781

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock $.10 par value
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K.  [   ]

At December 1, 1996 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $45,228,679. At such date there were 3,548,619 shares of the registrant's Stock outstanding.

               Documents Incorporated by Reference

Portions of the FRP Properties, Inc. 1996 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the FRP Properties, Inc. Proxy Statement dated December 16, 1996 are incorporated by reference in Part III.




Item 1. BUSINESS.

FRP Properties, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses. Florida Rock & Tank Lines, Inc.("Tank Lines") and SunBelt Transport, Inc. ("SunBelt"), wholly owned subsidiaries, are southeastern transportation companies concentrating in the hauling, by motor carrier, of liquid and dry bulk commodities and materials on flatbed trailers.
Another wholly owned subsidiary, Florida Rock Properties, Inc. ("Properties"), owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"). It also holds certain other real estate for investment. Other wholly owned subsidiaries of the Company, own and are developing certain industrial rental properties near Baltimore, Maryland. Substantially all of the Company's operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company has two major business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 8 to the consolidated financial statements included in the accompanying 1996 Annual Report to stockholders and is incorporated herein by reference.

FRI accounted for approximately 10% of the Company's consolidated revenues for fiscal 1996.

Revenues from royalties and from the dump and flatbed truck fleet operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.


Transportation. Tank Lines is engaged in hauling liquid and dry bulk commodities in tank and dump trucks. SunBelt is engaged in hauling building and construction materials on flatbed trailers. Information as to the Transportation operations' revenue by principal markets is presented on page 6 of the accompanying 1996 Annual Report to stockholders under the caption, "Management Analysis" and is incorporated herein by reference.

The Company's owned and leased dump truck fleet hauls principally construction aggregates from terminals in Fort Myers, and Orlando, Florida. There are from 8 to 12 major competitors in each of the Company's markets and numerous small competitors in all markets. The Company normally experiences considerable competition in all of its markets.

The Company's owned and leased tank truck fleet hauls liquid and dry bulk commodities, including petroleum and chemicals. It operates from terminals in Jacksonville, Ft. Myers, Orlando, Panama City, Pensacola, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Knoxville and Nashville, Tennessee; and Birmingham, Alabama. It also has a central dispatch/office in Greenville, South Carolina. The Company has from 4 to 8 major tank truck competitors in each of its markets.

The Company's owned flatbed fleet is based at Jacksonville and Tampa, Florida and Savannah, Georgia and hauls building and construction materials in 12 southeastern states. There are 10 major competitors in the Company's market area and numerous small competitors in the various states served.

At September 30, 1996, the Company had placed orders and was committed to purchasing tractors and trailers costing approximately $3,776,000.

Price, service, and terminal location are the major factors which affect competition within a given market.

During fiscal 1996 the transportation segment's ten largest customers accounted for approximately 35% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Real Estate. The Company's real estate and property development activities are conducted through several wholly owned subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned falls generally into one of three categories. The first is land with stone or sand and gravel deposits, of which substantially all is leased to Florida Rock Industries, Inc. under mining royalty agreements whereby the Company is paid a percentage of the revenues generated by the material mined and sold, or minimum royalties where there is no current, or only limited, mining activity. The second is land and/or buildings leased under rental agreements, and the third is land and/or buildings which are being developed for rental or held for future appreciation.

Additional information about the Company's Real Estate segment is contained on page 2 under the captions "FRP Development Corp." and "Lakeside Business Park" and in Note 11 to the consolidated financial statements included in the accompanying 1996 Annual Report to stockholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space in the Baltimore-Washington markets continued to be successful. Ninety-nine percent of the warehouse/office space built by the Company over the last several years was leased at September 30, 1996. The 28,533 square foot office building was fully leased at September 30, 1996.

Price, location, rental space availability, structural design and flexibility are the major factors which affect competition in the warehouse rental market. The Company experiences considerable competition in all of its markets.

In fiscal 1996 real estate revenues, excluding the sale of real estate, were divided approximately 50% from mining and minimum royalties and 50% from rentals. FRI accounted for approximately
65% of such revenue.

Environmental Matters.   While the Company is affected by
environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 10 to the consolidated financial statements included in the accompanying 1996 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K, and such information is incorporated herein by reference.

Employees. The Company employed approximately 648 people in its Transportation Group, 15 people in its Real Estate Group, and two people at Corporate at September 30, 1996.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., and Maryland.

Transportation Properties. At September 30, 1996 the Company operated an owned (487) and leased (11) fleet of 498 trucks and had 17 sites for its trucking terminals in Florida, Georgia, Alabama and Tennessee totaling approximately 80 acres. Of these acres, the Company owned approximately 74 and leased approximately 6. The Company also leases central dispatch/office space in Greenville, South Carolina. The lease terms run from year-to-year.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 1996, substantially all of which are leased to FRI.

                                             Tons of
                               Tons Mined   Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/96     9/30/96  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns fourteen
 locations currently being
 mined located at
 Brooksville, Astatula,
 Miami, Grandin, Gulf
 Hammock, Keuka, Lake Wales,
 and in Marion and Lake
 Counties, Florida; Forest
 Park, Macon and Tyrone,
 Georgia; St. Mary's County,
 Maryland, and Manassas,
 Virginia.                         9,634     324,000     17,113

The Company owns three locations
 being leased but not currently
 being mined, located at Ft.
 Myers and Newberry, Florida
 and Columbus, Georgia.                -     136,000      3,363

Other Properties. The Company owns approximately 115 acres of land in Virginia and Washington, D.C. and an office building and approximately 6 acres in Florida which are leased to FRI. The Company owns four parcels of land near Baltimore, Maryland. One contains approximately 11 acres with a commercial warehouse and office space (72,182 square feet), which at November 1, 1996 was 100% leased. The second contains approximately 17 acres with 195,615 square feet of commercial warehouse and office space of which at November 1, 1996 was 98% leased. The third contains approximately 10 acres with 187,517 square feet of commercial/warehouse space that was 100% leased at November 1, 1996. The fourth contains 8.5 acres with an office building (28,533 square feet) which is 6% occupied by the Company with the balance 100% leased, including a portion leased to FRI. In October 1996, the Company purchased 134 acres of land in Harford County, Maryland. The site is being used for the development of the Lakeside Business Park. In addition, the Company owns approximately 11,193 acres of investment and other real estate, of which approximately 7,738 acres are in Suwannee and Columbia Counties, Florida.

At September 30, 1996 certain property, plant and equipment having a carrying value of $14,471,000 was pledged on certain notes and contracts with an outstanding principal balance totaling
$11,455,000 on such date.

In addition, certain properties having a carrying value at September 30, 1996 of $1,819,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company.

Item 3.  LEGAL PROCEEDINGS.

Part II, Item 1 of the Company's Form 10-Q for the quarter ended
March 31, 1996 and Note 10 to the Consolidated Financial Statements included in the accompanying 1996 Annual Report to stockholders are incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.




EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office            Position Since

Edward L. Baker      61  Chairman of the Board    May   3, 1989
John E. Anderson     51  President & Chief        Feb. 17, 1989
                          Executive Officer
John D. Baker II     48  Executive Vice President Feb.  2, 1989
                          and Treasurer
John R. Mabbett III  37  Vice President and       Feb.  4, 1993
                          Secretary
Ish Copley           63  President of SunBelt     Aug.  9, 1992
                          Transport, Inc., the
                          Company's flatbed
                          trucking operation
David H.
 deVilliers, Jr.     45  Vice President           June  1, 1989
Ruggles B. Carlson   62  Assistant Treasurer and  Feb.  2, 1989
                          Assistant Secretary

All of the above officers have been employed in their respective positions for the past five years, except John R. Mabbett III and Ish Copley.

John R. Mabbett III joined the Company as Vice President of Florida Rock & Tank Lines, Inc., a subsidiary, in October 1989 when the Company purchased J.R. Mabbett & Son, Inc. Effective January 1, 1993, he became President of Florida Rock & Tank Lines, Inc. and in February 1993 he became Vice President and Secretary of FRP Properties, Inc. Prior to joining the Company, Mr. Mabbett was Vice President of J.R. Mabbett & Son, Inc.

Prior to joining the Company in August 1992, Ish Copley was
President of Ploof Truck Lines, Inc.

Edward L. Baker and John D. Baker II are brothers and the sons of Thompson S. Baker who is on the Board of Directors of the Company. Thompson S. Baker II, who is on the Board of Directors of the Company, is the son of Edward L. Baker.

All executive officers of the Company are elected annually by the Board of Directors.



                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

There were approximately 904 holders of record of FRP Properties, Inc. common stock, $.10 par value, as of December 1, 1996. The Company's common stock is traded on the Nasdaq Stock Market (Symbol
FRPP). Information concerning stock prices is included under the caption "Quarterly Results" on page 5 the Company's 1996 Annual Report to stockholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend during the past two years. It is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 1996 Annual Report to stockholders and such information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 1996
Annual Report to stockholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the caption "Management Analysis" on page 6; under the caption "Capital Expenditures" on page 2; and in Notes 1 through 11 to the consolidated financial statements included in the accompanying 1996 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 7 through 16 of the Company's 1996 Annual Report to stockholders. Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.


                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors, required in response to this Item 10, is included under the captions "Election of Directors" and
Section 16(a) Beneficial Ownership Reporting Compliance in the
Company's Proxy Statement dated December 16, 1996; and such information is incorporated herein by reference.

Information concerning executive officers, required in response to this Item 10, is included following Item 4 of this Form 10-K.


Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee
Report," "Compensation Committee Interlocks and Insider
Participation," and "Shareholder Return Performance" in the
Company's Proxy Statement dated December 16, 1996; and such information is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 16, 1996; and such information is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider
Participation" and  "Certain Relationships and Related
Transactions" in the Company's Proxy Statement dated December 16,
1996 and in Note 2 captioned "Transactions with related parties" in the Company's 1996 Annual Report to stockholders; and such information is incorporated herein by reference.


                          PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.

(a) (1)and(2) Financial Statements and Financial Statement
              Schedules.

      The response to this item is submitted as a separate section. See Index to Financial
      Statements and Financial Statement Schedules on page 14 of this Form 10-K.

     (3)Exhibits.

      The response to this item is submitted as a separate section. See Exhibit Index on pages 11 through 13 of this Form 10-K.

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FRP PROPERTIES, INC.


Date:  December 4, 1996              By  RUGGLES B. CARLSON
                                         Ruggles B.Carlson
                                         Assistant Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 4, 1996.


JOHN E. ANDERSON                         ALBERT D. ERNEST, JR.
John E. Anderson                         Albert D. Ernest, Jr.
Director, President, and                 Director
Chief Executive Officer
(Principal Executive Officer)

RUGGLES B. CARLSON                       L. E. FICHTHORN III
Ruggles B. Carlson                       Luke E. Fichthorn III
Assistant Treasurer                      Director
(Principal Financial and
Accounting Officer)

EDWARD L. BAKER                          FRANCIS X. KNOTT
Edward L. Baker                          Francis X. Knott
Director                                 Director

JOHN D. BAKER II                         RADFORD D. LOVETT
John D. Baker II                         Radford D. Lovett
Director                                 Director

THOMPSON S. BAKER                        JOHN R. MABBETT III
Thompson S. Baker                        John R. Mabbett III
Director                                 Director

T. S. BAKER II                           ROBERT H. PAUL III
Thompson S. Baker II                     Robert H. Paul III
Director                                 Director

ISH COPLEY                               MARTIN E. STEIN, JR.
Ish Copley                               Martin E. Stein, Jr.
Director                                 Director

DAVID H. deVILLIERS, JR.                 JAMES H. WINSTON
David H. deVilliers, Jr.                 James H. Winston
Director                                 Director



                       FRP PROPERTIES, INC.
      FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                          EXHIBIT INDEX
                         [Item 14(a)(3)]
                                                              Page No. in
                                                              Sequential
                                                              Numbering
(3)(a)(1)    Articles of Incorporation of FRP Properties, Inc.
             Previously filed with Form S-4 dated December 13,
             1988.  File No. 33-26115.

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



                                                               Page No. in
                                                               Sequential
                                                               Numbering

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

(10)(b) Tax Sharing Agreement, dated May 7, 1986, between Florida Rock Industries, Inc. and Florida Rock & Tank Lines, Inc. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

10)(c) Various leasebacks and mining royalty agreements with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated September 1, 1986, between Florida Rock Industries Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit (10)(e)), but all of which may be material in the aggregate. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(d)       License Agreement, dated June 30, 1986, from
              Florida Rock Industries, Inc. to Florida Rock &
              Tank Lines, Inc. to use "Florida Rock" in corporate names. Previously filed with Form S-4dated
              December 13, 1988.  File No. 33-26115.

(10)(e) Mining Lease Agreement, dated September 1, 1986, between Florida Rock Industries,Inc. and Florida Rock Properties, Inc. successor by merger to Grandin Land, Inc. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

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

                                                               Page No. in
                                                               Sequential
                                                               Numbering
(10)(h)       Summary of Management Incentive Compensation
              Plans. Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No.
              33-26115.

(10)(i) Management Security Agreements between the Company and certain officers. Form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(i)(1)    FRP Properties, Inc. 1989 Employee Stock Option
              Plan.  Previously filed with Form S-4 dated
              December 13, 1988.  File No. 33-26115.

(10)(i)(2)    FRP Properties, Inc. 1995 Stock Option Plan.
              Previously filed as an appendix to the Company's
              Proxy Statement dated December 15, 1994.

(11)          Computation of Earnings Per Common Share.

(13) The Company's 1996 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1996 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22)          Subsidiaries of Registrant at September 30, 1996:
              Florida Rock & Tank Lines, Inc. (a Florida corporation) Florida Rock Properties, Inc. (a Florida corporation) FRP Development Corp. (a Maryland corporation) FRP Maryland, Inc. (a Maryland corporation) 34 Loveton Center Limited Partnership (a Maryland limited partnership) FRTL, Inc. (a Florida corporation)SunBelt Transport, Inc. (a Florida Corporation)Oz Limited Partnership (a Maryland limited partnership)

(23)(a)       Consent of Deloitte & Touche LLP, Independent
              Certified Public Accountants, appears on page 15 of this Form 10-K.

(27)          Financial Data Schedule



                       FRP PROPERTIES, INC.
 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                     (Item 14(a) (1) and 2))


                                                             Page

Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1996
    and 1995                                                 8(a)

  For the years ended September 30, 1996, 1995 and 1994:
    Consolidated statement of income                         7(a)
    Consolidated statement of stockholders' equity          10(a)
    Consolidated statement of cash flows                     9(a)
  Notes to consolidated financial statements             11-15(a)
  Selected quarterly financial data (unaudited)              5(a)

  Independent Auditors' Report                              16(a)

Consent of Independent Certified Public Accountants         15(b)

Consolidated Financial Statement Schedules:

Independent Auditors' Report
16(b)

 II - Valuation and qualifying accounts                     17(b)

III - Real estate and accumulated depreciation and
    depletion                                            18-19(b)

(a)      Refers to the page number in the Company's
         1996 Annual Report to stockholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)      Refers to the page number in this Form
         10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.


Independent Auditors' Consent


We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-43215) pertaining to the FRP Properties, Inc. 1989 Stock Option Plan and in the related Prospectus of our reports dated December 3, 1996, appearing in and incorporated by reference in this Annual Report (Form 10-K) for the year ended September 30, 1996.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 18, 1996

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of FRP Properties, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of FRP Properties, Inc. and its subsidiary companies ("FRP") as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated December 3, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRP, listed in Item 14. These financial statement schedules are the responsibility of FRP's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 3, 1996






                                 FRP PROPERTIES, INC.
                        SCHEDULE II (CONSOLIDATED) - VALUATION
                                AND QUALIFYING ACCOUNTS
                     YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                 ADDITIONS    ADDITIONS
                    BALANCE AT   CHARGED TO   CHARGED TO
                    BEGINNING    COSTS AND     OTHER                  BALANCE AT
                      OF YEAR    EXPENSES     ACCOUNTS  DEDUCTIONS   END OF YEAR



Year Ended
September 30, 1996:

Allowance for
doubtful accounts     $218,474      $18,000         -      $2,937(a)    $233,537


Accrued risk
 insurance          $2,736,665   $3,240,572          -  $2,148,583(b) $3,828,654
Accrued health
 insurance            $817,487      750,842          -     791,130(b)    777,199


Totals -
 insurance          $3,554,152   $3,991,414         $0  $2,939,713    $4,605,853



Year Ended
September 30, 1995:


Allowance for
 doubtful accounts     $198,354     $26,000          -      $5,880(a)   $218,474


Accrued risk
 insurance           $3,578,170  $1,492,764          -  $2,334,269(b) $2,736,665
Accrued health
 insurance             $711,693   1,231,740          -   1,125,946(b)    817,487

Totals -
 insurance           $4,289,863   $2,724,504        $0  $3,460,215    $3,554,152




Year Ended
September 30, 1994:

Allowance for
 doubtful accounts     $158,434      $41,000         -      $1,080(a)   $198,354



Accrued risk
 insurance           $2,824,976   $2,789,253         -  $2,036,059(b) $3,578,170
Accrued health
 insurance              724,586      779,185         -     792,078(b)    711,693

Totals -
 insurance           $3,549,562   $3,568,438        $0  $2,828,137    $4,289,863

 (a) Accounts written off less recoveries
 (b) Payments



                                  FRP PROPERTIES, INC.
                SCHEDULE III (CONSOLIDATED) - REAL ESTATE & ACCUMULATED
                              DEPRECIATION AND DEPLETION
                                  SEPTEMBER 30, 1996
                               Initial    Cost capi-   Gross amount                  Date               Deprecia-
                    Encumb-     cost      talized      at which       Accumulated     Of       Date     tion Life
County    State     rances       to       subsequent   carried        Depreciation  Constr-  Acquired   Computed
                               Company    to           at end of                     ion:
                                          acquisition  of period (a)

Construction Aggregates
Alachua   Florida            $1,588,458      $18,140    $1,606,598       $53,784       n/a      4/86      unit
Clay      Florida               964,972       15,666       980,638             -       n/a      4/86      unit
Clayton   Georgia               381,787            0       371,787         1,352       n/a      4/86      unit
Dade      Florida             9,374,660            0     9,374,660     4,724,144       n/a      4/86      unit
Fayette   Georgia   138,686     400,872            0       400,872        35,706       n/a      4/86      unit
Hernando  Florida             2,127,533            1     2,127,534     1,082,776       n/a      4/86      unit
Lake      Florida             1,464,625       20,528     1,485,153       990,754       n/a      4/86      unit
Lee       Florida             4,690,269            0     4,690,269             -       n/a      4/86      unit
Floyd     Georgia               300,000            0       300,000             -       n/a      4/86        -
Levy      Florida             1,280,643       83,365     1,364,008       296,250       n/a      4/86      unit
Marion    Florida             1,180,366            0     1,180,366       599,478       n/a      4/86      unit
Monroe    Florida               840,442            0       840,442       131,384       n/a      4/86      unit
Muscogee  Georgia               368,674            0       368,674        45,000       n/a      4/86      unit
Polk      Florida               120,502            0       120,502        75,285       n/a      4/86      unit
Prince Wil.,
          Virginia              298,463            0       298,463       219,987       n/a      4/86      unit
Putnam    Florida            15,014,681       48,800    15,063,481     1,686,142       n/a      4/86      unit
St. Marys Maryland            1,269,878            0     1,269,878       476,103       n/a      4/86      unit
                    138,686  41,666,825      186,500    41,853,325    10,418,109


Land Rental Property
District of Columbia          2,901,869      207,423    3,109,292        750,755       n/a       4/86     15yr
Fairfax   Virginia            2,035,013            0    2,035,013              -       n/a      10/85       -
Putnam    Florida               193,584            0      193,584        139,741       n/a       4/86    10 yr.
Spalding  Georgia                19,572            0       19,572              -       n/a       4/86       -
Suwannee  Florida             4,252,091       39,743    4,291,834        592,455       n/a       4/86    10 yr.

                              9,402,129      247,166    9,649,295      1,482,951

Commercial Property

Baltimore Maryland 1,748,505    439,120    2,390,803    2,829,923        634,025      1990      10/89    31 yr
Baltimore Maryland 4,943,748    961,379    5,659,489    6,620,868        563,802      1992      12/91    31 yr
Duval     Florida             2,804,344      140,519    2,944,863      1,517,119       n/a       4/86    20 yr
Harfor    Maryland            1,754,300            0    1,754,300              0      1996       8/95    31 yr
Jessup    Maryland            3,069,284    1,177,021    4,246,305        567,619      1987       9/88    31 yr
Linthicum Maryland 4,623,813    911,060    6,539,375    7,450,435      1,668,962      1989       9/88    31 yr
Orange    Florida                57,047            0       57,047         12,046       n/a       4/86    10 yr.

                  11,316,066  9,996,534   15,907,207   25,903,741      4,963,573


Investment Property

Caroline  Virginia              212,876        6,856      219,732              -       n/a       4/86    unit
Duval     Florida               693,553            0      693,553              -       n/a       4/86       -
Fairfax   Virginia              273,198            0      273,198              -       n/a       4/86       -
Fayette   Georgia               283,875            0      283,875              -       n/a       4/86       -
Hillsborough
          Florida               187,161            0      187,161              -       n/a       4/86       -
Lee       Florida               270,641        1,950      272,591        137,114       n/a       4/86       -
Suwannee  Florida               557,694            0      557,694         98,052       n/a       4/86     unit

                              2,478,998        8,806    2,487,804        235,166

Miscellaneous                 1,056,454            0    1,056,454        340,236


GRAND TOTALS   $11,454,752  $64,600,940  $16,349,679  $80,950,619    $17,440,035

    (a)  The aggregate cost for Federal income tax purposes is $80,167,953


                                FRP PROPERTIES, INC.
                       SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
                          ACCUMULATED DEPRECIATION AND DEPLETION
                       YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




                                             1996           1995           1994

Gross Carrying Cost of Real Estate:


Balance at beginning of period         $78,633,725    $75,816,417    $75,412,609

  Additions during period:
    Acquisitions through foreclosure             -              -              -
    Other acquisitions                   2,016,371        422,235        304,396

    Improvements, etc.                     811,488      2,804,019        512,014
    Reclassification of deposit
    Other (transfers from Transportation)        -         19,680         24,552


  Deductions during period:
    Cost of real estate sold               510,965        428,626        355,594

    Other  (abandonments)                        -              -         34,850
    Other (transfers to Transportation)          -              -         46,800

Balance at close of period             $80,950,619    $78,633,725    $75,816,417




Accumulated Depreciation & Depletion:

Balance at beginning of period          $15,521,665   $13,687,821    $12,221,529

  Additions during period:

    Charged to cost & expense             1,994,854     2,132,551      1,655,734
    Other (transfers from Transportation)         -         6,765         24,551

  Deductions during period:
    Cost of real estate sold                 76,484       305,472        201,167
    Other  (abandonments)                         -             -         12,826


Balance at close of period               $17,440,035  $15,521,665    $13,687,821






Annual Report 1996

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)

                                                                   %
                                           1996        1995     Change

Revenues                                 $64,403     $58,273     +10.5
Gross profit                             $14,615     $15,132     - 3.4
Operating profit                         $ 9,017     $ 9,440     - 4.5
Income before income taxes               $ 6,827     $ 7,591     -10.1
Net income                               $ 4,165     $ 4,630     -10.0

Per common share:
  Net income                             $  1.13      $1.21  - 6.6
  Stockholders' equity                   $ 17.72     $16.74  + 5.9

1996 CORPORATE HIGHLIGHTS

Revenues - up 10.5% to $64,403,000

Gross profit - down 3.4% to $14,615,000

Net income - down 10.0% to $4,165,000

Common shares repurchased - 191,408

Earnings per share - down 6.6% to $1.13

Unusually high risk insurance costs from several severe accidents in Transportation

Modernization of Tank Lines fleet completed

Continued expansion of SunBelt and Tank Lines

Construction started on 90,375 square feet of flexible warehouse/office rental space in Baltimore/Washington Industrial Park

Development started on the 134 acre Lakeside Business Park site with potential of 1,400,000 square feet of warehouse/office space

99% of 483,847 square feet total warehouse/office rental space leased as of September 30, 1996

$19,000,000 unused of revolving credit agreement at September 30, 1996


BUSINESS. The Company is engaged in the transportation and real estate businesses. The Company's transportation business is conducted through two wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. is a Southeastern transportation company concentrating in the hauling by motor carrier of liquid and dry bulk commodities. SunBelt Transport, Inc. serves the flatbed portion of the trucking industry in the Southeast, hauling primarily construction materials. The Company's Real Estate Group, through subsidiaries, acquires, constructs, leases, operates and manages land and buildings to generate both current cash flows and long-term capital appreciation.

OBJECTIVES.  The Company's dual objectives are to build a major
Southeastern transportation company and a real estate company which provides sound long-term growth, cash generation and asset appreciation.

  Transportation

     Internal growth is accomplished by a dedicated, competent and loyal work force emphasizing superior service to customers in existing markets, developing new transportation services for customers in current market areas and opening new terminals in other market areas.

     External growth, through the acquisition program, is designed to broaden the Company's geographic market area and delivery services by acquiring related businesses in the Southeast.

  Real Estate

     The growth plan is based on the acquisition, management and retention of real estate assets and the development of industrial rental properties to provide long-term positive cash flows and capital appreciation.


     To Our Stockholders

     Fiscal 1996 was another year of excellent progress in major projects and programs consistent with the short and long-term goals in both the Transportation and Real Estate businesses. Profitability compared to fiscal 1995 was affected by the gross profit from timber sales and one-time royalty totaling $863,000 in 1995 and unusually high risk insurance expense in 1996. Absent these events, the percentage increase in operating profit would have been greater than the percentage increase in revenue and would have reflected the continuing improvement in both the Transportation and Real Estate businesses.

Results. Revenues for fiscal 1996 were $64,403,000, a 10.5% increase over $58,273,000 in fiscal 1995. Transportation revenues increased 13.4% due to continued growth and expansion in SunBelt Transport, Inc. and Florida Rock & Tank Lines, Inc. Real estate revenues decreased 5.2% as the increase in lease revenue was offset by the absence of timber sales and a one-time mining royalty of approximately $1,092,000 that occurred in 1995.

     Gross profit of $14,615,000 decreased 3.4% from $15,132,000 in 1995.
Gross profit increased in the Transportation Group as a result of the volume increases and efficiency improvements which were partially offset by higher insurance costs. Risk insurance costs in the Transportation Group in fiscal 1996 were up $1,760,000 over 1995 which were in turn down by $933,000 from 1994. The Group experienced several severe accidents in fiscal 1996 which pushed their risk insurance costs higher than normal while exceptionally favorable experience in fiscal 1995 resulted in costs lower than normal. The Real Estate Group's gross profit was slightly above plan but down from last year due to the one-time gains in 1995 of $863,000. In fiscal 1996 Real Estate gross profit was also reduced by the write-off of approximately $349,000 in connection with the abandonment of certain development costs.

     Selling, general and administrative expenses were down 1.6% in 1996 as compared to 1995. A slight increase in expenses related to volume increases was more than offset by reduced incentive compensation due to achieving a lower profitability than planned in Transportation.

     Interest expense increased $301,000 or 15.6% to $2,234,000 in 1996 from $1,933,000 last year. The increase was due to a $5,390,000 increase in average debt outstanding in 1996 which was only partially offset by a lower average interest rate.

     Net income decreased 10.0% to $4,165,000 from $4,630,000 in fiscal 1995. Earnings per share decreased 6.6% to $1.13 from $1.21 last year. The average number of common shares decreased 3.8% due to ongoing stock repurchases made by the Company.

FRP Development Corp. The Company's real estate strategy of developing high quality, flexible warehouse/office space in carefully selected markets continued to be successful. During the year lease renewals with an average term of 4.3 years were executed on 85,564 square feet of space and 16,851 square feet of space was leased to new tenants with an average lease term of 4.2 years. 99% of the total 483,847 square feet of completed warehouse/office space was leased at September 30, 1996.

     The second of two buildings at Preston Court in the Baltimore/Washington Industrial Park, comprised of 90,375 square feet of flexible warehouse/office space, was started in the third quarter of fiscal 1996. It is expected to be completed in 1997.

     Lakeside Business Park. The Company continued land development activities on Lakeside Business Park, a 134 acre site in Harford County, Maryland. Phase one of the roads and infrastructure is under construction. It is anticipated that construction of 108,000 square feet of flexible warehouse/office space will begin in the first quarter of fiscal 1997.

Capital Expenditures. Capital expenditures in 1996 for the transportation business totaled $13,174,000 versus $12,621,000 in 1995. The 1996 capital expenditures were approximately 81% for replacements and 19% for expansion of business. Capital expenditures for the real estate segment in 1996 totaled $2,782,000 versus $3,162,000 in 1995. Total depreciation and depletion for fiscal 1996 was $7,456,000 versus $7,010,000 in 1995.

     The 1997 planned capital expenditures for the transportation business total $7,986,000 for continued expansion of both the flatbed and tank truck fleets and to maintain the modernized fleet. The capital budget for the real estate segment is $7,994,000. Total depreciation expense is expected to be approximately $8,440,000.

Financial Management. The Company's $34,000,000 revolving credit term loan facility has a final maturity in 2001. $15,000,000 was utilized at the end of 1996. The Company also has available $20,000,000 in short-term lines of credit of which $3,500,000 was borrowed at the end of fiscal 1996. Approximately $11,316,000 of the Company's debt is long-term fixed rate mortgages secured by selected developed real estate projects. At year end debt was 31% of capital employed and the Company was in excellent financial condition.

Stock Repurchase. Pursuant to the Board's authorization, the Company purchased 191,408 shares of its common stock during the year. Management remains authorized to repurchase shares of the Company's common stock from time to time as opportunities may arise.

Annual Meeting. At the Annual Stockholders' Meeting on February 7, 1996, the stockholders elected Ish Copley, John D. Baker II, Luke E. Fichthorn III and Robert H. Paul III to serve a four-year term expiring in the year 2000.

Outlook. Fiscal 1997 is expected to be another year of growth and progress. The economy is expected to continue its slow growth.

     The Transportation Group is expected to continue to expand in 1997 through the growth of its existing customers as well as entries into new markets.

     Industrial real estate markets served by FRP Development Corp. in the Baltimore area remain in good condition. The Company's high quality buildings combined with good market locations have enabled the properties to remain substantially fully leased. The favorable long-term outlook is conducive to market acceptance of the new Baltimore/Washington Industrial Park building and the multi-year Lakeside Business Park project.

     Management intends to continue its careful blend of prudence coupled with an aggressive search for new opportunities to grow both the transportation and real estate segments of the business. The Company plans to build on its financial strength and sound market positions.

     The Company expects 1997 to be a year of continued improvement.

     The dedication and support of our employees will continue to be the key to the Company's future success. We extend our sincere thanks to these loyal men and women for their efforts.

Respectfully yours,

Edward L. Baker
Chairman of the Board


John E. Anderson
President and Chief Executive Officer


Operating Review

Transportation. The Company's Transportation Group operates through two wholly owned subsidiaries, Florida Rock & Tank Lines, Inc., engaged in hauling liquid and dry bulk commodities primarily in tank trucks, and SunBelt Transport, Inc., engaged in flatbed hauling.

  The Group operates from terminals in Jacksonville, Ft. Myers, Orlando, Panama City, Pensacola, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Knoxville and Nashville, Tennessee; and Birmingham, Alabama and has a central dispatch office in Greenville, South Carolina. During fiscal 1996 the owned and leased fleet increased from 495 to 498 trucks.

  Revenues and miles hauled were up 13% due to both continued expansion of flatbed hauling and new and growing accounts for Florida Rock & Tank Lines, Inc.

  Gross profit increased 3.9% from fiscal 1995 primarily due to higher revenues and improved efficiencies. A series of unusually severe accidents offset much of the improved profit.

  During fiscal 1996, including replacements and growth of SunBelt, the Group purchased 161 new tractors and 82 new trailers. The fiscal 1997 capital expenditure plan is based on maintaining the modernized tank fleet and also expanding the tank truck and flatbed fleets. The fleet modernization program has resulted in reduced maintenance expenses and improved operating efficiencies.

  In response to several severe accidents which occurred in fiscal 1996, the Company has reinforced its ongoing safety and accident prevention program as a significant means of safeguarding it employees and equipment. Our dedication to safety occupies a vital niche in the Group's commitment to total quality assurance in all of its operations.

  For fiscal 1997 Transportation expects another year of growth in its existing bulk hauling business resulting from the continued penetration of targeted market segments. With the anticipated continuing modest economic growth, the outlook is for increases in the hauling of petroleum, dry bulk and chemical products. Flatbed hauling is expected to have another year of good growth in 1997.

  Real Estate. The Real Estate Group operates the Company's real estate and property development activities through subsidiaries.

  The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned generally falls into one of three categories. The first is land with stone or sand and gravel deposits, substantially all of which is leased to Florida Rock Industries, Inc. under mining royalty agreements, whereby the Company is paid a percentage of the revenues generated or annual minimums. The second is land and/or buildings leased under rental agreements, and the third is land and/or buildings which are being developed for future rental or held for future appreciation.

  Real estate revenues declined 5.2% from 1995 principally due to the sale of timber and one-time royalty totaling approximately $1,092,000 in 1995. The fiscal 1996 real estate revenues, excluding the sale of real estate, were divided approximately 50% from mining and minimum royalties and 50% from rental.

  Excluding the one-time events in 1995, Real Estate revenues increased 8.3% due to the receipt of rental income for the full year of 1996 from properties which were leased during 1995, increases on releasing existing space and from increased mining royalties.

  Real estate development expenses have increased in 1996 and will continue at higher levels during the development of the Company's two major new projects.

  The status of FRP Development Corp.'s projects at November 1, 1996 is as follows:

  8230 Preston Court, 72,182 square feet of flexible warehouse/office space, is 100% leased.

  810 Oregon Avenue, 113,280 square feet of flexible warehouse/office space, is 100% leased.

  812 Oregon Avenue, 82,335 square feet of flexible warehouse/office space, is 96% leased.

  Rossville Business Center, a two building complex consisting of 187,517 square feet of flexible warehouse/office space, is 100% leased.

  TESSCO Center, a 28,533 square foot suburban office building, is 100% leased.

  8240 Preston Court, a 90,375 square foot flexible warehouse/office building, is under construction with completion scheduled for 1997.

  Lakeside Business Park is a 134 acre site capable of supporting 1,400,000 square feet of warehouse/office space. Engineering and site preparation are under way. A 108,000 square foot speculative warehouse is expected to be started in the first quarter of 1997.

  The Group will focus on the development of the property at Lakeside and the new building at Preston Court.

  The Company's plan is to continue to gradually build a portfolio of successful rental properties.


Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                                1996    1995(a)    1994     1993(b)     1992
Summary of Operations
Revenues                    $ 64,403   $ 58,273   $54,011   $46,599   $42,995
Gross profit(c)             $ 14,615   $ 15,132   $12,255   $ 9,773   $ 9,669
Operating profit            $  9,017   $  9,440   $ 7,264   $ 5,313   $ 5,694
Interest expense            $  2,234   $  1,933   $ 1,105   $   897   $ 1,059
Income before income taxes  $  6,827   $  7,591   $ 6,219   $ 4,432   $ 4,668
Provision for income taxes  $  2,662   $  2,961   $ 2,425   $ 1,735   $ 1,821
Net income                  $  4,165   $  4,630   $ 3,794   $ 2,697   $ 2,847

Per Common Share
Net income                  $   1.13   $   1.21   $   .94   $   .65   $   .67
Stockholders' equity        $  17.72   $  16.74   $ 15.64   $ 14.75   $ 14.05

Financial Summary
Current assets              $  8,003   $  8,495   $ 7,703   $ 7,247   $ 6,331
Current liabilities         $  9,595   $  7,11 7  $10,234   $ 8,198   $ 7,133
Working capital (deficit)  ($  1,592)  $  1,378  ($ 2,531) ($   951) ($   802)
Property, plant and
 equipment, net             $ 90,058   $ 83,319   $74,697   $72,698   $71,129
Total assets                $107,036   $101,357   $91,769   $89,026   $86,417
Long-term debt              $ 26,170   $ 25,503   $16,108   $15,697   $15,282
Stockholders' equity        $ 61,894   $ 61,622   $59,437   $59,972   $58,598

Other Data
Return on ending
 stockholders' equity            6.7%      7.5%      6.4%      4.5%      4.9%
Return on capital employed       5.7%      6.2%      5.4%      4.0%      4.4%
Net cash flow provided from
 operating activities       $ 14,681   $ 10,131   $10,005   $ 8,452   $8,307
Additions to property,
 plant and equipment        $ 15,970   $ 15,805   $ 9,165   $ 7,450   $7,380
Depreciation, depletion
 and amortization           $  7,667   $  7,304   $ 6,945   $ 6,196   $5,531
Weighted average number
 of shares                     3,683      3,832     4,045     4,176    4,234
Number of employees at
 end of year                     665        644       556       527      480
Stockholders of record           913        939       975     1,032    1,047

(a) Effective October 1, 1994, the Company changed depreciation lives on revenue equipment which resulted in an increase in gross profit of $842,000 and net income of $525,000 ($.14 per share) for fiscal 1995.

(b) Effective October 1, 1992, the Company changed its method of accounting for employee postretirement benefits in accordance with SFAS 106. The effect on fiscal 1993 was to reduce net income by $252,000 ($.06 per share).

(c) Fiscal 1996, 1995 and 1994 include gains on the sale of real estate of $93,000, $79,000 and $1,167,000, respectively.



Quarterly Results (unaudited)
(Dollars in thousands except per share amounts)

                First            Second            Third           Fourth
            1996     1995     1996    1995     1996    1995     1996     1995

Revenues  $15,321  $13,476  $15,949 $14,516  $16,706 $15,449  $16,427  $14,832

Gross
profit    $ 3,848  $ 2,955  $ 3,366 $ 4,139  $ 4,050 $ 4,082  $ 3,351  $ 3,956

Operating
profit    $ 2,391  $ 1,609  $ 1,858 $ 2,712  $ 2,569 $ 2,675  $ 2,199  $ 2,444

Income
before
income
taxes     $ 1,852  $ 1,259  $ 1,304 $ 2,285  $ 1,992 $ 2,136  $ 1,679  $ 1,911

Net
income    $ 1,130  $   768  $   795 $ 1,394  $ 1,215 $ 1,303  $ 1,025  $ 1,165
Per common
share:
 Net income  $.30     $.20     $.21    $.36  $   .33    $.34  $   .29     $.31
  Market price:
    High   $22.50   $18.31   $22.00  $23.00  $ 21.50  $22.00  $ 22.00  $ 22.50
    Low    $17.00   $17.00   $19.69  $17.75  $ 19.75  $21.00  $ 20.50  $ 20.50

Management Analysis

Operating Results. The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the Southeast, petroleum product usage in the Southeast, fuel costs, construction activity in certain Georgia and Florida markets, Florida Rock Industries, Inc.'s sales from the Company's mining properties, interest rates and demand for commercial warehouse space in the Baltimore/Washington area. Internal factors include revenue mix, capacity utilization, safety record, other operating factors, and construction costs of new projects.

  In fiscal 1996 and 1995, revenues increased 10% and 8% respectively. In the Transportation segment revenue and miles hauled were up 13% in 1996 and 8% in 1995. In fiscal 1995 the Real Estate segment had revenue from timber sales and a one-time royalty totaling $1,092,000 and in 1994 timber sales of $187,000. Absent these infrequent and one-time revenues, the Real Estate segment's revenues, exclusive of real estate sales, would have increased 8% in 1996 and 10% in 1995. Such increases were principally due to increases in rents and royalties.

  The estimated contribution to Transportation revenues by principal markets follows:

                      1996   1995   1994   1993   1992

Petroleum              68%    66%    45%    51%    59%
Construction           20%    19%    26%    13%     9%
Chemical                7%    10%    15%    12%    10%
Other                   5%     5%    14%    24%    22%

   In fiscal 1996, gross profit decreased $517,000 from 1995 and gross profit margin decreased to 23% from 26%. The Transportation segment's gross profit increased $366,000, principally due to higher revenues, while the gross profit margin decreased to 17% from 19% principally due to an increase in risk insurance cost of approximately $1,760,000 over 1995. In the Real Estate segment gross profit decreased $897,000 in fiscal 1996 from last year. The decrease was principally due to the timber sales and one-time royalty which produced a gross profit in 1995 of approximately $863,000 and the write-off in 1996 of $349,000 in connection with the abandonment of certain development costs.

   In fiscal 1995 gross profit increased $2,877,000 from 1994 and gross profit margin increased to 26% from 23%. The Transportation segment's gross profit and gross profit margin both increased from fiscal 1994 due to higher revenues, closing unprofitable terminals, the change in depreciation lives on revenue equipment (which increased gross profit in 1995 by $842,000), improved efficiencies and an improved safety record resulting in lower risk insurance costs of $933,000. In the Real Estate segment, gross profit and gross profit margin increased due principally to the lease-up of the two Rossville buildings and increased mining royalties and timber sales, including those discussed above.

   Selling, general and administrative expense in 1996 decreased 2% from 1995 and increased 14% from 1994 to 1995. The 1996 decrease was due to a reduction of $206,000 in profit sharing and incentive compensation. The 1995 increase was due to increased revenues and to an increase of $347,000 in profit sharing and management incentive compensation.

   In fiscal 1996 interest expense increased 16% over 1995 due to increased borrowings which was partially offset by a lower average interest rate. Interest expense in 1995 increased 75% over 1994 due to higher interest rates from mortgage debt replacing short-term debt, increased borrowings and an increase in short-term rates.

Liquidity and Capital Resources. The following key financial measurements reflect the Company's sound financial position and capital resources at September 30 (dollars in thousands):

                           1996         1995         1994

Cash                       $   313      $   392      $   821
Total debt                 $30,003      $27,650      $20,376
Debt as a percent of
  capital employed             31%          29%          25%
Unused lines of credit     $35,500      $38,200      $28,000

   During 1996, net cash flows from operating activities of $14,681,000 more than covered the $13,220,000 net cash used in investing activities. The excess cash from operating activities plus additional borrowing was used to buy back $3,915,000 of the Company's common stock.

  The Company is financially postured to be able to take advantage of external and internal growth opportunities in real estate development and in the motor carrier industry that may occur in the Southeast.

  The Company has a $34,000,000 revolving credit agreement of which $19,000,000 was available at fiscal year end. In addition, it has short-term lines of credit under which it may borrow up to $20,000,000 of which $16,500,000 was available at September 30, 1996.

  The Company currently expects its fiscal 1997 capital expenditures to be approximately $15,980,000 versus depreciation and depletion expense of $8,440,000. The expenditures are expected to be financed from the cash flow from operating activities and the $19,000,000 unused and available under its revolving credit agreement.

   The Company believes it will be able to renegotiate its present credit facilities or obtain similar replacement credit facilities when necessary in the future.

  Inflation. Historically, the Company has been able to recover inflationary cost increases through increased freight rates. It is expected that over time justifiable and necessary rate increases will be obtained in the future, although deregulation of intrastate trucking rates has made this more difficult in the past two years. Substantially all of the Company's royalty agreements are based on a percentage of the sales price. Minimum royalties and substantially all lease agreements provide various escalation provisions.

Consolidated Statement of Income  Years ended September 30
(Dollars and shares in thousands except per share amounts)

                                                   1996      1995      1994

Revenues:
  Transportation                                $ 55,801    $49,198   $45,316
  Real Estate                                      8,434      8,877     7,247
  Sale of real estate                                168        198     1,448

Total revenues (including revenue from
 related parties of $6,544; $5,869 and $6,834)    64,403     58,273    54,011

Cost of operations:
  Transportation                                  46,153     39,916    38,528
  Real estate                                      3,560      3,106     2,947
  Cost of real estate sold                            75        119       281

Gross profit                                      14,615     15,132    12,255

Selling, general and administrative expense
 (including expenses paid to related party
  of $1,383; $1,312 and $1,208)                    5,598      5,692     4,991

Operating profit                                   9,017      9,440     7,264
Interest expense                                  (2,234)    (1,933)   (1,105)
Interest income                                       34         49        23
Other income, net                                     10         35        37

Income before income taxes                         6,827      7,591     6,219
Provision for income taxes                         2,662      2,961     2,425

Net income                                      $  4,165   $  4,630   $ 3,794

Earnings per common share                          $1.13      $1.21      $.94

Weighted average number of shares used in
 computing earnings per common share               3,683      3,832     4,045

See accompanying notes.


Consolidated Balance Sheet  September 30
(Dollars in thousands)

                                                             1996       1995
Assets
Current assets:
  Cash and cash equivalents                              $    313   $    392
  Accounts receivable, less allowance for doubtful
   accounts of $234 ($218 in 1995) (including
   related party of $376 and $300)                          5,300      5,586
  Inventory of parts and supplies                             502        501
  Prepaid expenses and other                                1,888      2,016

          Total current assets                              8,003      8,495
Other assets:
  Real estate held for investment, at cost                  5,791      6,065
  Goodwill, at cost less amortization of $282
   ($242 in 1995)                                           1,328      1,368
  Other                                                     1,856      2,110

          Total other assets                               8,975      9,543
Property, plant and equipment, at cost:
  Land                                                     52,888     51,161
  Buildings                                                25,611     24,724
  Plant and equipment                                      54,584     51,289

                                                          133,083    127,174
  Less accumulated depreciation and depletion              43,025     43,855

          Net property, plant and equipment                90,058     83,319

                                                         $107,036   $101,357

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term note payable to bank                        $  3,500   $  1,800
  Accounts payable (including related party of
   $93 and $136)                                            1,779      1,551
  Federal and state income taxes                              342          -
  Accrued liabilities:
    Payroll and benefits                                    1,047      1,108
    Taxes                                                     587        759
    Interest                                                  106        128
    Insurance reserves                                      1,901      1,055
    Other                                                       -        369
  Long-term debt due within one year                          333        347

          Total current liabilities                         9,595      7,117
Long-term debt                                             26,170     25,503
Deferred income taxes                                       6,240      4,220
Accrued insurance reserves                                  2,705      2,500
Other liabilities                                             432        395

Commitments and contingent liabilities (Notes 10 and 11)

Stockholders' equity:
  Preferred stock, no par value;
      5,000,000 shares authorized                               -          -
  Common stock, $.10 par value;
     25,000,000 shares authorized, 3,492,186
     shares issued (3,681,594 in 1995)                        349        368
  Capital in excess of par value                           19,748     23,622
  Retained earnings                                        41,797     37,632

         Total stockholders' equity                        61,894     61,622

                                                         $107.036   $101,357

See accompanying notes.


Consolidated Statement of Cash Flows  Years ended September 30
(Dollars in thousands)
                                                    1996       1995       1994
Cash flows from operating activities:
  Net income                                      $ 4,165   $ 4,630    $ 3,794
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization       7,667     7,304      6,945
     Net changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable     268    (1,192)      (735)
       (Increase) decrease in inventory of parts
        and supplies                                   (1)       136          87
       (Increase) decrease in prepaid expenses         157      (191)     (129)
       Increase (decrease) in accounts payable and
        accrued liabilities                         1,161     (1,001)      291
     Increase in deferred income taxes              1,622      1,717       367
     Net change in insurance reserves and other
      liabilities                                     242       (350)      833
     Gain on sale of real estate, plant and
      equipment                                      (550)      (749)   (1,511)
     Other, net                                       (50)      (173)       63

Net cash provided by operating activities          14,681     10,131    10,005

Cash flows from investing activities:
  Purchase of property, plant and equipment       (14,070)   (15,516)   (8,745)
  Purchase of real estate held for investment         (32)       (43)        -
  Additions to other assets                          (130)      (525)     (663)
  Proceeds from the sale of real estate held for
   investment, property, plant and equipment, and
   other assets                                     1,012        705     2,359

Net cash used in investing activities             (13,220)   (15,379)   (7,049)

Cash flows from financing activities:
  Proceeds from long-term debt                      3,000     10,750    11,070
  Net increase (decrease) in short-term debt        1,700     (2,200)    1,900
  Repayment of long-term debt                      (2,347)    (1,277)  (11,107)
  Exercise of employee stock options                   22         22        66
  Repurchase of Company stock                      (3,915)    (2,476)   (4,418)

Net cash provided by (used in) financing
  activities                                       (1,540)     4,819    (2,489)

Net increase (decrease) in cash and cash equivalents  (79)      (429)      467
Cash and cash equivalents at beginning of year        392        821       354

Cash and cash equivalents at end of year         $    313   $    392  $    821

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized $  2,257   $  1,882  $  1,123
     Income taxes (received)                    ($    216)  $  3,373  $  1,354
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                 $  1,900   $    526  $    253
       Issuing accounts payable                         -   $    239  $    167

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents.

See accompanying notes.


Consolidated Statement of Stockholders' Equity Years ended September 30 (Dollars in thousands)

                                                         Capital in
                                      Common Stock       Excess of     Retained
                                  Shares      Amount     Par Value     Earnings
Balance at October 1, 1993       4,066,297     $407       $30,357      $29,208

Shares purchased and canceled
(including purchases from
affiliates of $232
(17,106 shares))                  (271,578)     (27)       (4,391)
Compensation in the form of
stock options                                                  23
Exercise of stock options            6,000                     66
Net income                                                               3,794

Balance at September 30, 1994    3,800,719      380        26,055       33,002

Shares purchased and canceled     (121,125)     (12)       (2,464)
Compensation in the form of stock
 options                                                        9
Exercise of stock options            2,000                     22
Net income                                                               4,630

Balance at September 30, 1995    3,681,594      368        23,622       37,632

Shares purchased and canceled     (191,408)     (19)       (3,896)
Exercise of stock options            2,000                     22
Net income                                                               4,165

Balance at September 30, 1996    3,492,186     $349       $19,748      $41,797


See accompanying notes.


Notes to Consolidated Financial Statements

1. Accounting polices. CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.

  INVENTORY - Inventory of parts and supplies is valued at the lower of cost (first-in, first-out) or market.

  REVENUE AND EXPENSE RECOGNITION - Substantially all transportation revenue is recognized when shipment is complete and transportation expenses are recognized as incurred.
   Real estate rental revenue and mining royalties are generally recognized when due under the leases. The straight-line method is used to recognize rental revenues under leases which provide for varying rents over their term.

  DEPRECIATION, DEPLETION AND AMORTIZATION - Provision for depreciation of plant and equipment is computed using the straight-line method based on the following estimated useful lives:

                                         Years
Buildings and improvements                8-32
Revenue equipment                         5-10
Other equipment                           3- 5
Furniture and fixtures                    5-10

  Depletion of sand and stone deposits is computed on the basis of units of production in relation to estimated reserves. Goodwill is amortized over forty years using the straight-line method.

   After a review of actual revenue equipment lives versus the lives used for depreciation purposes, effective October 1, 1994, for financial reporting purposes, the Company extended the estimated useful lives of its tractors from 5 to 7 years and substantially all trailers from 5-7 years to 10 years and reduced the salvage values on such equipment. The effect for fiscal 1995 was to increase gross profit by $842,000 and net income by $525,000 ($.14 per share).

   RISK INSURANCE - The Company has a $250,000 to $500,000 self-insured retention per occurrence in connection with its workers' compensation, automobile liability, and general liability insurance programs ("Risk Insurance"). The Company accrues monthly the estimated cost in connection with its portion of its Risk Insurance losses. Claims paid by the Company are charged against the reserve. Additionally, the Company maintains a reserve for incurred but not reported claims based on historical analysis of such claims.

   INCOME TAXES - The Company uses an asset and liability approach to financial reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred income taxes result from temporary differences between pre-tax income reported in the financial statements and taxable income.

   EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  ENVIRONMENTAL - Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimation of such liabilities is extremely complex. Some factors that must be assessed are engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.

   FUTURE ACCOUNTING REQUIREMENTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows companies to continue to measure cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that elect to continue with the accounting under APB 25 must provide pro forma disclosures of net income and earnings per share, as if SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are effective for the Company for transactions entered into in fiscal 1997. Pro forma disclosures required if the Company elects to continue using APB 25 must include the effects of all awards granted in fiscal 1996, but should be presented for fiscal years subsequent thereto for fiscal 1996 financial statements presented for comparative purposes. The Company will continue to measure cost for such plans using the method of accounting prescribed by APB 25.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121, which is effective for years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Impairment is assessed by comparing the book value of such assets to the estimated undiscounted future operating cash flows expected to result from the use of the asset and its final disposition. If the sum of the expected future cash flow is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company has not completed its evaluation of the impact of adoption of SFAS 121.

2. Transactions with related parties. As of September 30, 1996 eight of the Company's directors were also directors of Florida Rock Industries, Inc. ("FRI"). Such directors own approximately 31% of the stock of FRI and 40% of the stock of the Company. Accordingly, FRI and the Company are considered related parties.

   The Company, through its transportation subsidiaries, hauls construction aggregates for FRI and customers of FRI. It also hauls diesel fuel and other supplies for FRI. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties and provide construction management services to FRI.

     A summary of revenues derived from FRI follows (in thousands):

                                         1996          1995           1994

Transportation                         $1,100        $  759         $1,320
Real estate                             5,444         5,110          4,709
                                       $6,544        $5,869         $6,029

     Under an agreement extending until September 30, 1998, FRI furnishes the Company with certain management and related services, including financial, tax, legal, administrative, accounting and computer. Charges for such
services were   $1,383,000 in 1996, $1,312,000 in 1995 and $1,208,000 in
1994.

     John R. Mabbett III, an officer and director of the Company, and two of his family members (the "Mabbetts") sold on October 2, 1989 to a subsidiary of the Company, all of the stock of J. R. Mabbett & Son, Inc. and various real estate parcels used in the operation of a trucking business in Georgia. At the same time, each of the Mabbetts entered into a non-competition agreement providing for quarterly payments to each of $36,733 through September 30, 1994. Separately, one family member entered into a consulting agreement providing for consultation payments at an annual rate of $84,000 until September 30, 1994; and John R. Mabbett III and another family member each entered into employment agreements providing for annual compensation of $174,000 and $139,000, respectively, until September 30, 1994.

     Messrs. Edward L. Baker and Albert D. Ernest, Jr. are directors of the Company and directors of Regency Realty Corporation. Mr. Martin E. Stein, Jr., who is President and Chief Executive Officer of Regency Realty Corporation, is a director of the Company. Regency Realty Corporation purchased on June 30, 1994 for $805,000 from the Company approximately three acres adjacent to a shopping center which Regency Realty Corporation owned in Clay County, Florida. The Board of Directors of the Company, without Mr. Stein's participation, approved the sale.

     On October 9, 1996 a wholly owned subsidiary of the Company purchased 134 acres of land from a subsidiary of Florida Rock Industries, Inc. for $500,000 and the assumption of certain reclamation costs and benefits relating to the site. An appraisal of the property was obtained. The transaction was approved by the Company's Board of Directors with those directors who are also directors of Florida Rock Industries, Inc. abstaining.

3. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):

                                           1996         1995
Revolving credit (unsecured)             $15,000      $14,000
8% to 9.5% mortgage notes payable
  in installments through 2015            11,455       11,724
5% unsecured notes payable in 1997            48          126
                                          26,503       25,850
Less portion due within one year             333          347
                                         $26,170      $25,503

     The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1996 is: 1997 - $333,000; 1998 - $315,000; 1999 - $343,000; 2000 - $373,000; 2001 - $405,000; 2002 and
subsequent years - $9,734,000.

     The Company has a revolving credit agreement under which it may borrow from four banks up to $34,000,000 on term loans payable 25% on November 15, 1999, 25% on November 15, 2000 and the balance on November 15, 2001.
Interest is payable at SunTrust Bank, Central Florida, N.A.'s prime rate until November 15, 1998, and at 1/4 of 1% above such prime rate thereafter. Alternative interest rates based on the London interbank rate and/or the reserve-adjusted certificate of deposit rate are available at the Company's option. A commitment fee of 1/4 of 1% is payable on the unused amount of the commitment until November 15, 1998.

     The revolving credit agreement contains restrictive covenants, including limitations on paying cash dividends. As of September 30, 1996 $8,883,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

     The mortgage notes payable are collateralized by real estate having a carrying value of approximately $14,471,000 at September 30, 1996.

     Certain properties having a carrying value at September 30, 1996 of $1,819,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property) and further has agreed to indemnify and hold harmless the Company.

     The Company also has short-term lines of credit totaling $20,000,000 from three banks. Under these lines the Company can borrow funds for a period from one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates of such borrowings on September 30, 1996 and 1995 were 6.4% and 7.0%, respectively.

     During fiscal 1996 and 1995 the Company capitalized interest cost of $17,000 and $53,000, respectively.

4. Leases. At September 30, 1996, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property             $41,853
Commercial property                           25,904
Land and other property                        9,649
                                              77,406
Less accumulated depreciation and depletion   16,865
                                             $60,541

     The minimum future rentals on noncancelable operating leases as of September 30, 1996 are as follows: 1997 - $4,429,000; 1998 - $4,105,000;
1999 - $2,784,000; 2000 - $2,470,000; 2001 - $1,585,000 and 2002 and
subsequent years $9,972,000.

5. Stock option plan. The Company has a Stock Option Plan under which options for shares of common stock may be granted to directors, officers and key employees.

     Option transactions for the fiscal years ended September 30 are summarized as follows:


                                         1996           1995           1994

Shares under option:
  Outstanding at beginning of year    247,000        159,000        165,000
  Issued                                    -         90,000              -
  Exercised ($11.00 per share)         (2,000)        (2,000)        (6,000)
  Outstanding at end of year          245,000        247,000        159,000


Aggregate option price             $3,131,000     $3,153,000     $1,585,000

Shares available for future grant      85,000         85,000         75,000

Shares exercisable at end of year     184,300        161,000        147,000

     Prices per share of common stock under options outstanding at September 30, 1996 range from $8.875 to $17.75. Options expire from 1996 to 2004. At September 30, 1996 options for 184,300 shares are exercisable at any time prior to their expiration and options for 60,700 shares become exercisable in cumulative installments of 20% to 33% each year after a one year waiting period from the date of grant. Of the options outstanding at September 30, 1996, options for 10,000 shares and 35,000 shares were issued at 72% and 74%, respectively, of the fair market value of the shares on the dates of grant; the balance was issued at 100%. The difference between the fair market value of the Company's common stock and the option price on the date of grant is recognized as compensation over the period from the date of grant until the option becomes exercisable. When the option is exercised the proceeds are credited to stockholders' equity.

6. Income taxes. The provision for income taxes for fiscal years ended September 30 consisted of the following (in thousands):

                                           1996           1995          1994

Current:
  Federal                                 $  892        $1,063         $1,756
  State                                      148           181            302
                                           1,040         1,244          2,058
Deferred                                   1,622         1,717            367
  Total                                   $2,662        $2,961         $2,425


  A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

                                           1996           1995          1994
Amount computed at statutory
  Federal rate                            $2,321        $2,581         $2,114
State income taxes (net of Federal
  income tax benefit)                        255           283            229
Other, net                                    86            97             82
Provision for income taxes                $2,662        $2,961         $2,425

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30, are presented below:

                                           1996            1995
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment                     $6,776         $4,859
 Depletion                                   678            676
 Prepaid expenses                            737            793
  Gross deferred tax liabilities           8,191          6,328
Deferred tax assets:
 Insurance reserves                        1,479          1,288
 Accrued liabilities                           4            103
 Other, net                                  497            348
  Gross deferred tax assets                1,980          1,739
 Valuation allowance for deferred
  tax assets                                   -              -
  Net deferred tax assets                  1,980          1,739
Net deferred tax liability                $6,211         $4,589

7. Employee benefits. The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plan, an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company may make an annual contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company's cost was $419,000 in 1996, $464,000 in 1995 and $368,000 in 1994.

     The Company provides certain health benefits for retired employees. Employees may become eligible for those benefits if they were employed by the Company prior to December 10, 1992, meet the service requirements and reach retirement age while working for the Company. The plan is contributory and unfunded. The Company accrues the estimated cost of retiree health benefits over the years that the employees render service.

     The following table sets forth the plan's status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):

                                           1996         1995        1994
Accumulated postretirement benefit
 obligation:
  Retirees                                $ 133       $ 158       $ 187
  Fully eligible active participants         62          99          96
  Other active participants                 307         293         200
    Total APBO                              502         550         483
  Unrecognized net loss from past
   experience different from that
   assumed and from changes in
   assumptions                              (68)       (182)       (216)
  Unrecognized prior service cost           133         193         252
  Accrued postretirement benefit cost     $ 567       $ 561       $ 519


Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):

                                          1996           1995            1994
Service cost of benefits earned during
 the period                              $  39          $  49           $  87
Interest cost on APBO                       32             36              63
Net amortization and deferral              (55)           (40)
(40)
Amortization of transition obligation
 over 20 years                               -              -              20
Net periodic postretirement benefit
 cost                                    $  16          $  45           $ 130

  The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.25% at September 30, 1996 and 1995 and 8% at September 30, 1994.

  Effective January 1, 1994 the Company's share of retiree health care was capped at the Company's 1993 cost level.

8. Industry segments. The Company has two major business segments: transportation and real estate, both operated principally within the Mid-Atlantic and Southeastern United States. The transportation segment is operated through two wholly owned subsidiaries which are engaged in the hauling of liquid and dry commodities by motor carrier. The real estate segment is operated through wholly owned subsidiaries that own real estate of which a substantial portion is under mining royalty agreements or leased. They also hold certain other real estate for investment and are developing commercial and industrial properties. The Company grants credit to customers who are in the petroleum, chemical, convenience store, construction materials and agricultural industries.

Financial data for industry segments is as follows (in thousands):

                                           1996           1995         1994
Revenues:
  Transportation (a)                     $55,801        $49,198       $46,121
  Real estate (b)                          8,602          9,075         7,890
                                         $64,403        $58,273       $54,011

Segment profit:
  Transportation (a)                    $  4,947       $  4,525       $ 3,240
  Real estate (b)                          4,908          5,759         4,819
                                           9,855         10,284         8,059
  Corporate expenses                        (794)          (760)        (735)
  Interest expense                        (2,234)        (1,933)      (1,105)
  Income before income taxes            $  6,827       $  7,591       $ 6,219

Capital expenditures:
  Transportation                         $ 13,174       $ 12,621      $ 8,349
  Real estate                               2,782          3,162          547
                                         $ 15,956       $ 15,783      $ 8,896

Depreciation, depletion and
amortization:
  Transportation                         $  5,558       $  5,066      $ 5,208
  Real estate                               2,065          2,195        1,709
                                         $  7,623       $  7,261      $ 6,917

Identifiable assets at September 30:
  Transportation                         $ 41,489       $ 35,116      $27,827
  Real estate                              64,972         64,837       63,518
  General corporate                           575          1,404          424
                                         $107,036       $101,357      $91,769

(a) Fiscal 1994 includes revenue of $805 and segment profit of $674 from the sale of real estate.

(b) Fiscal 1996, 1995 and 1994 includes revenue of $168, $198 and $643 and segment profit of $93, $79 and $493, respectively, from the sale of real estate.

  General corporate assets consist principally of cash, receivables, investments and equipment.

9. Fair values of financial instruments. At September 30, 1996, the carrying amount reported in the balance sheet for cash and cash equivalents, short-term notes payable to bank and revolving credit approximate their fair value.
The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September
30, 1996 the carrying amount and fair value of such other long-term debt was $11,503,000 and $11,025,000, respectively. At September 30, 1995 the carrying amount and fair value of such other long-term debt was $11,850,000 and $11,739,000, respectively.

10. Contingent liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management, none of these matters are expected to have a materially adverse effect on the Company's consolidated financial statements.

    One of the Company's subsidiaries is a potentially responsible party in connection with a Superfund Site. It is the policy of the Company to accrue environmental contamination cleanup costs when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. The Company has made an estimate of its likely costs in connection with this site and a liability has been recorded. Such liability is not material to the financial statements of the Company.

11. Commitments. At September 30, 1996, the Company had placed orders and was committed to purchase tractors and trailers costing approximately $3,776,000 and had entered into various contracts to purchase and develop real estate with remaining commitments totaling $2,118,000.


Independent Auditors' Report

To the Board of Directors and Stockholders
FRP Properties, Inc.

We have audited the accompanying consolidated balance sheets of FRP Properties, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FRP Properties, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 3, 1996

Directors and Officers

Directors


John E. Anderson (1)
President and Chief Executive
Officer of the Company

Edward L. Baker (1)
Chairman of the Board of the Company

John D. Baker II (1)
Executive Vice President and
Treasurer of the Company

Thompson S. Baker (1)
Chairman Emeritus of the Company

Thompson S. Baker II
Vice President of
Florida Rock Industries, Inc.

Ish Copley
President of SunBelt Transport, Inc.,
the Company's flatbed
trucking operations

David H. deVilliers, Jr.
Vice President of the Company and
President of FRP Development Corp.,
the Company's northern
real estate operations

Albert D. Ernest, Jr. (2)(3)
President of Albert Ernest Enterprises

Luke E. Fichthorn III (2)
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Francis X. Knott (2)
Chief Executive Officer of
Partners Management Company



Radford D. Lovett (2)(3)
Chairman of the Board of
Commodores Point Terminal Corp.

John R. Mabbett III
Vice President and Secretary
of the Company and President of
Florida Rock & Tank Lines, Inc.,
the Company's tank and dump
trucking operations

Robert H. Paul III (3)
Chairman of the Board, President
and Chief Executive Officer of
Southeast-Atlantic Beverage Corporation

Martin E. Stein, Jr.
President and Chief Executive Officer of
Regency Realty Corporation

James H. Winston (2)
President of LPMC of Jax, Inc.
and President of
Omega Insurance Company
________________
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee


Officers

Edward L. Baker
Chairman of the Board

John E. Anderson
President and Chief Executive Officer

John D. Baker II
Executive Vice President and Treasurer

John R. Mabbett III
Vice President and Secretary
President, Florida Rock & Tank Lines, Inc.

David H. deVilliers, Jr.
Vice President
President, FRP Development Corp.,
the Company's northern real estate
operations

Ruggles B. Carlson
Assistant Treasurer and
Assistant Secretary


FRP PROPERTIES, Inc.

General Office:  155 East 21st Street
Jacksonville, Florida  32206
Telephone:  (904) 355-1781

Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 2 p.m. local time, on Wednesday, February 5, 1997, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent

First Union National Bank
of North Carolina
230 South Tryon Street, 11th Floor
Charlotte, NC  28288-1154
Telephone:  1-800-829-8432

General Counsel

Lewis S. Lee, Esquire
LeBoeuf, Lamb, Greene & MacRae, L.L.P.
Jacksonville, Florida

Independent Auditors

Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market
(Symbol:  FRPP)

Form 10-K

Stockholders may receive without charge a copy of FRP Properties, Inc.'s annual report to the Securities and Exchange Commission on Form 10-K by writing to the Assistant Treasurer at P.O. Box 4667, Jacksonville, Florida 32201.