Form 10-Q
period 1996-12-31
FRP PROPERTIES INC
filed 1997-02-13
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 3, 1997: 3,514,919 shares of $.10 par value common stock.



                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                          December 31,     September 30,
                                              1996             1996
ASSETS
Current assets:
 Cash and cash equivalents                  $    363         $    313
 Accounts receivable:
  Affiliate                                      220              376
  Other                                        5,081            5,158
 Less allowance for doubtful accounts           (246)            (234)
 Inventory of parts and supplies                 500              502
 Prepaid expenses and other                    2,116            1,888
  Total current assets                         8,034            8,003
Other assets:
 Real estate held for investment, at cost      5,791            5,791
 Goodwill                                      1,318            1,328
 Other                                         1,886            1,856
  Total other assets                           8,995            8,975
Property, plant and equipment, at cost       134,894          133,083
Less accumulated depreciation and
 depletion                                   (44,929)         (43,025)
  Net property, plant and equipment           89,965           90,058
                                            $106,994         $107,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  3,600         $  3,500
 Accounts payable:
  Affiliate                                      138               93
  Other                                        1,502            1,686
 Federal and state income taxes                  114              342
 Accrued liabilities                           2,611            3,641
 Long-term debt due within one year              334              333
  Total current liabilities                    8,299            9,595
Long-term debt                                26,101           26,170
Deferred income taxes                          6,304            6,240
Other liabilities                              3,163            3,137
Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,548,619 shares issued
  (3,492,186 at September 30, 1996)              355              349
 Capital in excess of par value               20,140           19,748
 Retained earnings                            42,632           41,797
  Total stockholders' equity                  63,127           61,894
                                            $106,994         $107,036
See accompanying notes.



                            FRP PROPERTIES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (In thousands except per share and share amounts)
                                   (Unaudited)
                                                             THREE MONTHS
                                                           ENDED DECEMBER 31

                                                             1996       1995

Revenues:
  Affiliates                                              $ 1,528     $ 1,497
  Non-affiliates                                           14,870      13,824
                                                           16,398      15,321

Cost of operations                                         13,035      11,473

Gross profit                                                3,363       3,848

Selling, general and
 administrative expense:
  Affiliate                                                   366         351
  Non-affiliates                                            1,153       1,106
                                                            1,519       1,457

Operating profit                                            1,844       2,391

Interest expense                                             (483)       (546)
Interest income                                                 7           7
Other income, net                                               1           -

Income before income taxes                                  1,369       1,852
Provision for income taxes                                    534         722

Net income                                                $   835     $ 1,130

Earnings per common share                                    $.23        $.30

Cash dividends                                               NONE        NONE

Number of shares used
 in computing earnings
 per common share                                       3,589,665   3,766,144


See accompanying notes.




                              FRP PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (In thousands)
                                   (Unaudited)
                                                             1996       1995

Cash flows from operating activities:
 Net income                                                 $  835     $1,130
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  1,983      1,775
   Net changes in operating assets and liabilities:
    Accounts receivable                                        239        403
    Inventory of parts and supplies                             (2)       (27)
    Prepaid expenses                                          (228)      (404)
    Accounts payable and accrued liabilities                (1,397)       122
    Increase in deferred income taxes                           64          -
   Net change in insurance reserve and other
    liabilities                                                 26          3
   (Gain) loss on disposition of real estate, plant
     and equipment                                             134       (129)
   Other, net                                                   (5)       (13)

Net cash provided from operating activities                  1,649      2,860

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (1,991)    (5,574)
 Additions to other assets                                     (38)      (107)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets                -         13

Net cash used in investing activities                       (2,029)    (5,668)

Cash flows from financing activities:
 Net increase in short-term debt                               100      5,200
 Repayment of debt                                             (68)    (2,063)
 Repurchase of Company stock                                  (481)      (379)
 Exercise of stock options                                     879          -

Net cash provided from financing activities                    430      2,758

Net increase (decrease) in cash and cash equivalents            50        (50)
Cash and cash equivalents at beginning of year                 313        392

Cash and cash equivalents at end of the period              $  363     $  342


Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                  $475       $551
 Income taxes                                                 $340        $18
Noncash investing and financing activities:
 Additions to property, plant and equipment from exchanges       -       $759

See accompanying notes.




                       FRP PROPERTIES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1996.

(2) Earnings Per Share. Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because the effect would have been less than 3% dilutive.

(3) Contingent Liabilities. The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 10 to the consolidated financial statements included in the Company's 1996 Annual Report to stockholders. Such information is incorporated herein by reference.





                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                                                           Three Months
                                                           Ended December 31,
                                                           1996       1995
Revenues:
  Transportation                                         $14,382    $13,335
  Real estate                                              2,016      1,986
                                                         $16,398    $15,321

Cost of operations:
  Transportation                                         $12,117    $10,644
  Real estate                                                918        829
                                                         $13,035    $11,473

Gross profit:
  Transportation                                         $ 2,265    $ 2,691
  Real estate                                              1,098      1,157
                                                         $ 3,363    $ 3,848

For the first quarter of fiscal 1997, ended December 31, 1996, consolidated revenues increased 7.0% over the same period last year. The Transportation segment had increased revenue of 7.8% due principally to a 7.1% increase in miles hauled coupled with a slight increase in the average hauling price. Real Estate revenues were approximately level with last year.

Gross profit in Transportation decreased $426,000 from the first quarter last year. The decrease was due primarily to a 19.6% per gallon increase in fuel costs. Most other operating cost increased at a greater rate than the modest price increases.

Gross profit in the Real Estate segment decreased $59,000 due to the leasing of existing space to a new tenant necessitating the write-off of $134,000 of prior tenant improvements.

The 4.3% increase in selling, general and administrative expense in the current period was due principally to the increased revenue. Selling, general and administrative expense as a percent of sales was 9.3% in the current quarter, down from 9.5% in the same quarter last year.



In the first quarter of this year the Company capitalized $57,000 in interest expense as part of the cost of two projects which are under construction. This was the principal reason that interest expense declined $63,000 from the same period last year.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.


Other.

During fiscal 1996, the transportation segment's ten largest customers accounted for approximately 35% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenue and income.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 10 to the consolidated financial statements included in the Company's 1996 Annual Report to stockholders. Such information is incorporated herein by reference.

                         PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 10 to the consolidated financial statements included in the Company's 1996 Annual Report to stockholders is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 8.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended December 31, 1996.






                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 1997                   FRP PROPERTIES, INC.



                                   RUGGLES B. CARLSON
                                   Ruggles B. Carlson
                                   Assistant Treasurer
                                   (Principal Financial and Accounting
                                   Officer)



                           FRP PROPERTIES, INC.
             FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996

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

(10)(g) Split Dollar Agreement dated October 3, 1984, between Edward L. Baker and Florida Rock
               Industries, Inc. and assignment of such agreement, dated January 31, 1986 from Florida Rock
               Industries, Inc. to Florida Rock & Tank Lines, Inc. P Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

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

(27)           Financial Data Schedule