Form 10-Q
period 1997-03-31
FRP PROPERTIES INC
filed 1997-05-08
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997.

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-17554


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997: 3,487,915 shares of $.10 par value common stock.
                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                            March 31,      September 30,
                                              1997             1996
ASSETS
Current assets:
 Cash and cash equivalents                  $    298         $    313
 Accounts receivable:
  Affiliate                                      226              376
  Other                                        5,696            5,158
 Less allowance for doubtful accounts           (252)            (234)
 Inventory of parts and supplies                 455              502
 Prepaid expenses and other                    1,945            1,888
  Total current assets                         8,368            8,003
Other assets:
 Real estate held for investment, at cost      5,791            5,791
 Goodwill                                      1,308            1,328
 Other                                         2,030            1,856
  Total other assets                           9,129            8,975
Property, plant and equipment, at cost       138,146          133,083
Less accumulated depreciation and
 depletion                                   (46,072)         (43,025)
  Net property, plant and equipment           92,074           90,058
                                            $109,571         $107,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  4,500         $  3,500
 Accounts payable:
  Affiliate                                      101               93
  Other                                        2,221            1,686
 Federal and state income taxes                    -              342
 Accrued liabilities                           3,922            3,641
 Long-term debt due within one year              340              333
  Total current liabilities                   11,084            9,595
Long-term debt                                26,025           26,170
Deferred income taxes                          6,790            6,240
Other liabilities                              3,191            3,137
Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,491,915 shares issued
  (3,492,186 at September 30, 1996)              349              349
 Capital in excess of par value               18,723           19,748
 Retained earnings                            43,409           41,797
  Total stockholders' equity                  62,481           61,894
                                            $109,571         $107,036
See accompanying notes.


                            FRP PROPERTIES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (In thousands except per share and share amounts)
                                   (Unaudited)

                              THREE MONTHS                    SIX MONTHS
                             ENDED MARCH 31                 ENDED MARCH 31

                             1997        1996               1997        1996

Revenues:
  Affiliates               $ 1,409     $ 1,610            $ 2,937     $ 3,107
  Non-affiliates            14,812      14,339             29,682      28,163
                            16,221      15,949             32,619      31,270

Cost of operations          12,977      12,583             26,012      24,056

Gross profit                 3,244       3,366              6,607       7,214

Selling, general and
 administrative expense:
  Affiliate                    366         351                732         702
  Non-affiliates             1,144       1,157              2,297       2,263
                             1,510       1,508              3,029       2,965

Operating profit             1,734       1,858              3,578       4,249

Interest expense              (473)       (564)              (956)     (1,110)
Interest income                 14          10                 21          17
Other income (expense),
 net                            (1)          -                  -           -

Income before income taxes   1,274       1,304              2,643       3,156
Provision for income taxes     497         509              1,031       1,231

Net income                   $ 777      $  795            $ 1,612     $ 1,925

Earnings per common share     $.22        $.21               $.45        $.51

Cash dividends                NONE        NONE               NONE        NONE

Number of shares used
 in computing earnings
 per common share        3,578,141   3,718,327           3,586,969  3,743,632


See accompanying notes.


                              FRP PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (In thousands)
                                   (Unaudited)
                                                             1997       1996

Cash flows from operating activities:
 Net income                                                 $1,612     $1,925
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  3,988      3,679
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (381)        76
    Inventory of parts and supplies                             47         77
    Prepaid expenses                                           (76)      (176)
    Accounts payable and accrued liabilities                   481        605
    Increase in deferred income taxes                          570      1,038
   Net change in insurance reserve and other
    liabilities                                                 54         18
   (Gain) loss on disposition of real estate, plant
     and equipment                                             131       (264)
   Other, net                                                  (19)       (25)

Net cash provided from operating activities                  6,407      6,953

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (6,133)    (9,920)
 Purchase of real estate held for investment                     -        (32)
 Additions to other assets                                    (199)      (129)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets               72        345

Net cash used in investing activities                       (6,260)    (9,736)

Cash flows from financing activities:
 Net increase in short-term debt                             1,000      6,600
 Repayment of debt                                            (137)    (2,129)
 Repurchase of Company stock                                (1,904)    (1,858)
 Exercise of stock options                                     879          -

Net cash provided from financing activities                   (162)     2,613

Net increase (decrease) in cash and cash equivalents           (15)      (170)
Cash and cash equivalents at beginning of year                 313        392

Cash and cash equivalents at end of the period              $  298     $  222

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $  940     $1,118
 Income taxes                                               $  745    ($  128)
Noncash investing and financing activities:
 Additions to property, plant and equipment from exchanges  $   20     $1,270

See accompanying notes.



                       FRP PROPERTIES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1996.

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









                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                          Three Months            Six Months
                           Ended March 31,           Ended March 31,
                           1997       1996           1997       1996
Revenues:
  Transportation         $14,318    $13,792        $28,700    $27,127
  Real estate              1,903      2,149          3,919      4,135
  Sale of real estate          -          8              -          8
                         $16,221    $15,949        $32,619    $31,270
Cost of operations:
  Transportation         $12,147    $11,510        $24,264    $22,154
  Real estate                830      1,069          1,748      1,898
  Sale of real estate          -          4              -          4
                         $12,977    $12,583        $26,012    $24,056
Gross profit:
  Transportation         $ 2,171    $ 2,282        $ 4,436    $ 4,973
  Real estate              1,073      1,080          2,171      2,237
  Sale of real estate          -          4              -          4
                         $ 3,244    $ 3,366        $ 6,607    $ 7,214

For the second quarter and first six months of fiscal 1997, ended March 31, 1997, consolidated revenues increased 1.7% and 4.3%, respectively, over the same periods last year.

The Transportation segment had increased revenue for the second quarter and first half of 3.8% and 5.8%, respectively, due principally to a 3.3% increase in the average hauling price in the quarter and in the first six month period due to a 3.7% increase in miles hauled coupled with a 2.0% increase in the average hauling price.

Real estate revenues declined $246,000 or 11.4% for the second quarter and $216,000 or 5.2% for the first half from the same periods last year. The decreases in revenue resulted principally from a decrease in royalty income of approximately $170,000 for both the second quarter and first six months and a decrease in rental income due to a portion of one warehouse being vacant for two months in the second quarter while being refurbished for new tenants. This space has subsequently been leased. The decrease in royalty income was due principally to a decrease in mining activities on two of the Company's properties.

For the second quarter and first six months gross profit decreased 3.6% and 8.4%, respectively, from the same periods last year.

Gross profit in the Transportation segment decreased $111,000 (4.9%) for the second quarter and $537,000 (10.8%) for the first six months from the same periods last year. The per gallon fuel cost has been trending down since October 1996. However, the average per gallon cost for the second quarter and first six months was 5.6% and 12.8% higher than the respective periods last year. The Transportation segment's gross profit for the second quarter and first six months of fiscal 1996 included a net gain from the sale of revenue equipment of $282,000 and $412,000, respectively, over the same periods in fiscal 1997.

Gross profit in the Real Estate segment decreased $7,000 and $66,000 for the second quarter and first six months, respectively, from the same periods last year. The decreases were due principally to the decrease in revenue and for the first six month period, the write-off of tenant improvements in the first quarter of fiscal 1997 of $134,000. The amount of the decreases were offset because in the second quarter of fiscal 1996 the Company abandoned and wrote off $150,000 in fees and other zoning costs associated with a potential development property.

Selling, general and administrative expense in the second quarter remained about level with the second quarter last year. The increase in selling, general and administrative expense in the first six months was due principally to the increased revenue. Selling, general and administrative expense as a percent of sales was 9.3% in the current periods, down from 9.5% in the same periods last year.

In the second quarter and first six months of this year the Company capitalized $71,000 and $128,000, respectively, in interest expense as part of the cost of two projects which are under construction. This was the principal reason that interest expense declined $91,000 and $154,000 from the same periods last year.


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

Item 4.  Submission of Matters to a Vote of Security Holders

On February 5, 1997, the Company held its annual shareholders meeting. At the meeting the stockholders elected the following directors by the vote shown:

                               TERM      VOTES       VOTES          BROKER
                              ENDING      FOR       WITHHELD       NONVOTES

John E. Anderson               2001   3,207,000       2,449          -0-
Thompson S. Baker              2001   3,206,800       2,649          -0-
David H. DeVilliers, Jr.       2001   3,207,000       2,449          -0-
Albert D. Ernest, Jr.          2001   3,207,000       2,449          -0-

Thompson S. Baker died on February 24, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 8.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1997.








                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 1997                        FRP PROPERTIES, INC.



                                   RUGGLES B. CARLSON
                                   Ruggles B. Carlson
                                   Assistant Treasurer
                                     (Principal Financial and Accounting
                                          Officer)



                        FRP PROPERTIES, INC.
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

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