Form 10-Q
period 1997-06-30
FRP PROPERTIES INC
filed 1997-08-07
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997: 3,449,235 shares of $.10 par value common stock.


                               FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                            June 30,       September 30,
                                              1997             1996
ASSETS
Current assets:
 Cash and cash equivalents                  $    237         $    313
 Accounts receivable:
  Affiliate                                      250              376
  Other                                        5,593            5,158
 Less allowance for doubtful accounts           (255)            (234)
 Inventory of parts and supplies                 517              502
 Prepaid expenses and other                    1,806            1,888
  Total current assets                         8,148            8,003
Other assets:
 Real estate held for investment, at cost      5,791            5,791
 Goodwill                                      1,298            1,328
 Other                                         2,222            1,856
  Total other assets                           9,311            8,975
Property, plant and equipment, at cost       141,637          133,083
Less accumulated depreciation and
 depletion                                   (46,982)         (43,025)
  Net property, plant and equipment           94,655           90,058
                                            $112,114         $107,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  6,100         $  3,500
 Accounts payable:
  Affiliate                                       64               93
  Other                                        2,491            1,686
 Federal and state income taxes                  301              342
 Accrued liabilities                           4,083            3,641
 Long-term debt due within one year              354              333
  Total current liabilities                   13,393            9,595
Long-term debt                                25,931           26,170
Deferred income taxes                          6,982            6,240
Other liabilities                              3,211            3,137
Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,449,242 shares issued
  (3,492,186 at September 30, 1996)              345              349
 Capital in excess of par value               17,600           19,748
 Retained earnings                            44,652           41,797
  Total stockholders' equity                  62,597           61,894
                                            $112,114         $107,036
See accompanying notes.



                              FRP PROPERTIES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (In thousands except per share and share amounts)
                                   (Unaudited)

                              THREE MONTHS                    NINE MONTHS
                              ENDED JUNE 30                  ENDED JUNE 30

                             1997        1996               1997        1996

Revenues:
  Affiliates               $   672     $ 1,621            $ 3,609     $ 4,728
  Non-affiliates            16,861      15,085             46,543      43,248
                            17,533      16,706             50,152      47,976

Cost of operations          13,456      12,656             39,468      36,712

Gross profit                 4,077       4,050             10,684      11,264

Selling, general and
 administrative expense:
  Affiliate                    355         351              1,087       1,053
  Non-affiliates             1,149       1,130              3,446       3,393
                             1,504       1,481              4,533       4,446

Operating profit             2,573       2,569              6,151       6,818

Interest expense              (543)       (595)            (1,499)     (1,705)
Interest income                  8          18                 29          35

Income before income taxes   2,038       1,992              4,681       5,148
Provision for income taxes     795         777              1,826       2,008

Net income                  $1,243      $1,215            $ 2,855     $ 3,140

Earnings per common share     $.35        $.33               $.80        $.84

Cash dividends                NONE        NONE               NONE        NONE

Number of shares used
 in computing earnings
 per common share        3,544,270   3,650,401           3,571,672  3,712,615


See accompanying notes.



                              FRP PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (In thousands)
                                 (Unaudited)

                                                             1997       1996

Cash flows from operating activities:
 Net income                                                 $2,855     $3,140
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  6,123      5,682
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (303)       (36)
    Inventory of parts and supplies                            (15)       110
    Prepaid expenses                                           100        198
    Accounts payable and accrued liabilities                 1,175         (9)
   Increase in deferred income taxes                           724      1,500
   Net change in insurance reserve and other
    liabilities                                                 74         28
   (Gain) loss on disposition of real estate, plant
     and equipment                                              61       (647)
   Other, net                                                  (26)       (38)

Net cash provided from operating activities                 10,768      9,928

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (10,700)   (12,069)
 Purchase of real estate held for investment                     -        (32)
 Additions to other assets                                    (404)      (130)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets               30        720

Net cash used in investing activities                      (11,074)   (11,511)

Cash flows from financing activities:
 Net increase in short-term debt                             2,600      3,600
 Proceeds from long-term debt                                    -      3,000
 Repayment of debt                                            (218)    (2,238)
 Repurchase of Company stock                                (3,031)    (2,867)
 Exercise of stock options                                     879          -

Net cash provided from financing activities                    230      1,495

Net increase (decrease) in cash and cash equivalents           (76)       (88)
Cash and cash equivalents at beginning of year                 313        392

Cash and cash equivalents at end of the period              $  237     $  304

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $1,485     $1,724
 Income taxes paid (received)                               $  784     $  (28)
Noncash investing and financing activities:
 Additions to property, plant and equipment from exchanges  $  391     $1,900

See accompanying notes.



                       FRP PROPERTIES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1997
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1996.

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




                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                            Three Months               Nine Months
                            Ended June 30,            Ended June 30,
                           1997       1996           1997       1996
Revenues:
  Transportation         $15,364    $14,402        $44,064    $41,529
  Real estate              2,169      2,144          6,088      6,279
  Sale of real estate          -        160              -        168
                         $17,533    $16,706        $50,152    $47,976
Cost of operations:
  Transportation         $12,641    $11,722        $36,905    $33,876
  Real estate                815        863          2,563      2,761
  Sale of real estate          -         71              -         75
                         $13,456    $12,656        $39,468    $36,712
Gross profit:
  Transportation         $ 2,723    $ 2,680        $ 7,159    $ 7,653
  Real estate              1,354      1,281          3,525      3,518
  Sale of real estate          -         89              -         93
                         $ 4,077    $ 4,050        $10,684    $11,264


For the third quarter and first nine months of fiscal 1997, ended June 30, 1997, consolidated revenues increased 5.0% and 4.5%, respectively, over the same periods last year.

The Transportation segment had increased revenue for the third quarter and first nine months of 6.7% and 6.1%, respectively, due principally in the quarter and in the first nine month period due to a 5.6% and 4.4% increase in miles hauled coupled with a 1.1% and 1.7% increase in the average hauling price, respectively.

Real estate revenues for the third quarter remained about level with the same quarter last year and decreased $191,000 or 3.0% for the first nine months from the same period last year. The decrease in revenue resulted principally from a decrease in royalty income of approximately $207,000. The decrease in royalty income was due principally to a decrease in mining activities on two of the Company's properties.

For the third quarter, excluding the $89,000 gain on the sale of real estate reported last year, gross profit increased $116,000 or 2.9% over the third quarter last year. For the first nine months, excluding the $93,000 gain on the sale of real estate reported last year, gross profit decreased $487,000 or 4.4% from the same period last year.

Gross profit in the Transportation segment increased $43,000 or 1.6% for the third quarter and decreased $494,000 or 6.4% for the first nine months from the same periods last year. The per gallon fuel cost has been trending down since October 1996. The average per gallon cost for the third quarter was 4.1% lower and for the first nine months was 7.0% higher than the respective periods last year. The Transportation segment's gross profit for the third quarter and first nine months of fiscal 1996 included a net gain from the sale of revenue equipment of $211,000 and $623,000, respectively, over the same periods in fiscal 1997.

Gross profit in the Real Estate segment, excluding the sale of real estate, increased $73,000 and $7,000 for the third quarter and first nine months, respectively, from the same periods last year.

Selling, general and administrative expense increased 1.6% in the third quarter and 2.0% in the first nine months over the same periods last year. The increases were due principally to the increased revenue. Selling, general and administrative expense decreased slightly as a percent of sales in the current periods from the same periods last year.

In the third quarter and first nine months of this year the Company capitalized $36,000 and $164,000, respectively, in interest expense as part of the cost of two projects which are under construction. This was the principal reason that interest expense declined $52,000 and $206,000 from the same periods last year.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1997.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 1997                     FRP PROPERTIES, INC.

                                   RUGGLES B. CARLSON
                                   Ruggles B. Carlson
                                   Assistant Treasurer
                                   (Principal Financial and Accounting
                                    Officer)



                             FRP PROPERTIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

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