Form 10-K
period 1997-09-30
FRP PROPERTIES INC
filed 1997-12-12
CIK 844059

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1997
                                OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

At December 1, 1997 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $71,237,922. At such date there were 3,439,235 shares of the registrant's Stock outstanding.

               Documents Incorporated by Reference

Portions of the FRP Properties, Inc. 1997 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the FRP Properties, Inc. Proxy Statement dated December 17, 1997 are incorporated by reference in Part III.

                              PART I

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

The Company has two major business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 8 to the consolidated financial statements included in the accompanying 1997 Annual Report to stockholders and is incorporated herein by reference.

FRI accounted for approximately 9% of the Company's consolidated revenues for fiscal 1997.

Revenues from royalties and from the dump and flatbed truck fleet operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.


Transportation. Tank Lines is engaged in hauling liquid and dry bulk commodities in tank and dump trucks. SunBelt is engaged in hauling building and construction materials on flatbed trailers. Information as to the Transportation operations' revenue by principal markets is presented on page 6 of the accompanying 1997 Annual Report to stockholders under the caption, "Management Analysis" and is incorporated herein by reference.

The Company's owned and leased dump truck fleet hauls principally construction aggregates from terminals in Fort Myers, and Orlando, Florida. There are from 8 to 12 major competitors in each of the Company's markets and numerous small competitors in all markets. The Company normally experiences considerable competition in all of its markets.

The Company's owned and leased tank truck fleet hauls liquid and dry bulk commodities, including petroleum and chemicals. It operates from terminals in Jacksonville, Ft. Myers, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Knoxville and Nashville, Tennessee; and Birmingham, Alabama. It also has a central dispatch/office in Greenville, South Carolina. The Company has from 4 to 8 major tank truck competitors in each of its markets.

The Company's owned flatbed fleet is based at Jacksonville and Tampa, Florida and Savannah, Georgia and hauls building and construction materials in 12 southeastern states. There are 10 major competitors in the Company's market area and numerous small competitors in the various states served.

At September 30, 1997, the Company had placed orders and was committed to purchasing tractors and trailers costing approximately $2,306,000.

Price, service, and terminal location are the major factors which affect competition within a given market.

During fiscal 1997 the transportation segment's ten largest customers accounted for approximately 31% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

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

Additional information about the Company's Real Estate segment is contained on page 2 under the captions "FRP Development Corp." and "Lakeside Business Park" and in Note 11 to the consolidated financial statements included in the accompanying 1997 Annual Report to stockholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space in the Baltimore-Washington markets continued to be successful. Ninety-nine percent of the warehouse/office space built by the Company over the last several years was leased at September 30, 1997. The 28,533 square foot office building was fully leased at September 30, 1997.

Price, location, rental space availability, structural design and flexibility are the major factors which affect competition in the warehouse rental market. The Company experiences considerable competition in all of its markets.

In fiscal 1997 real estate revenues, excluding the sale of real estate, were divided approximately 48% from mining and minimum royalties and 52% from rentals. FRI accounted for approximately
60% of such revenue.

Environmental Matters.   While the Company is affected by
environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 10 to the consolidated financial statements included in the accompanying 1997 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K, and such information is incorporated herein by reference.

Employees. The Company employed approximately 702 people in its Transportation Group, 17 people in its Real Estate Group, and 2 people at Corporate at September 30, 1997.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., and Maryland.

Transportation Properties. At September 30, 1997 the Company operated an owned (515) and leased (6) fleet of 521 trucks and had 18 sites for its trucking terminals in Florida, Georgia, Alabama and Tennessee totaling approximately 80 acres. Of these acres, the Company owned approximately 74 and leased approximately 6. The Company also leases central dispatch/office space in Greenville, South Carolina. The lease terms run from year-to-year.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 1997, substantially all of which are leased to FRI.

                                             Tons of
                               Tons Mined   Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/97     9/30/97  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns fourteen
 locations currently being
 mined located at
 Brooksville, Astatula,
 Miami, Grandin, Gulf
 Hammock, Keuka, Lake Wales,
 and in Marion and Lake
 Counties, Florida; Forest
 Park, Macon and Tyrone,
 Georgia; St. Mary's County,
 Maryland, and Manassas,
 Virginia.                        10,092     316,000     17,113

The Company owns three locations
 being leased but not currently
 being mined, located at Ft.
 Myers and Newberry, Florida
 and Columbus, Georgia.                -     136,000      3,363

Other Properties. The Company owns approximately 120 acres of land in Virginia and Washington, D.C. and an office building and approximately 6 acres in Florida which are leased to FRI. The Company owns four parcels of land near Baltimore, Maryland. One contains approximately 11 acres with a commercial warehouse and office space (162,587 square feet), which at November 1, 1997 was 100% leased. The second contains approximately 17 acres with 195,615 square feet of commercial warehouse and office space of which at November 1, 1997 was 98% leased. The third contains approximately 10 acres with 187,517 square feet of commercial/warehouse space that was 100% leased at November 1, 1997. The fourth contains 8.5 acres with an office building (28,533 square feet) which is 6% occupied by the Company with the balance 100% leased, including a portion leased to FRI. In October 1996, the Company purchased 134 acres of land in Harford County, Maryland. The site is being used for the development of the Lakeside Business Park. In addition, the Company owns approximately 11,168 acres of investment and other real estate, of which approximately 7,738 acres are in Suwannee and Columbia Counties, Florida. In October 1997 the Company purchased approximately 2 acres of land in Washington, D.C.

At September 30, 1997 certain property, plant and equipment having a carrying value of $19,358,000 was pledged on certain notes and contracts with an outstanding principal balance totaling
$16,065,000 on such date.

In addition, certain properties having a carrying value at September 30, 1997 of $1,720,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company.

Item 3.  LEGAL PROCEEDINGS.

Note 10 to the Consolidated Financial Statements included in the accompanying 1997 Annual Report to stockholders are incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office            Position Since

Edward L. Baker      62  Chairman of the Board    May   3, 1989
John E. Anderson     52  President & Chief        Feb. 17, 1989
                          Executive Officer
John D. Baker II     49  Executive Vice President Feb.  2, 1989
John R. Mabbett III  38  Vice President and       Feb.  4, 1993
                          Secretary


Ish Copley           64  President of SunBelt     Aug.  9, 1992
                          Transport, Inc., the
                          Company's flatbed
                          trucking operation
David H.
 deVilliers, Jr.     46  Vice President           June  1, 1989
James J. Gilstrap    50  Treasurer, Assistant     Aug.  6, 1997
                          Secretary and Chief
                          Financial Officer
Wallace A. Patzke,   50  Controller and Chief     Aug.  6, 1997
 Jr.                      Accounting Officer

All of the above officers have been employed in their respective positions for the past five years, except John R. Mabbett III, James J. Gilstrap and Wallace A. Patzke,Jr.

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

James J. Gilstrap joined FRI in March 1997 and was elected Vice President and Chief Financial Officer in May 1997. In August 1997 Mr. Gilstrap was elected Treasurer of FRI. From 1993 to 1997 he was self-employed as a private investor. From 1984 to 1993 he was a Partner and Executive Vice President and Chief Financial Officer for The Regency Group, Inc., a holding company with interests and operations in commercial real estate development, asset management, brokerage and financial services.

Wallace A. Patzke, Jr. has been Vice President, Controller and
Chief Accounting Officer of FRI since August 1997. He was elected Vice President of FRI in October 1996 and has served as controller since December 1991.

Edward L. Baker and John D. Baker II are brothers.  Thompson S.
Baker II, who is on the Board of Directors of the Company, is the son of Edward L. Baker.

All executive officers of the Company are elected annually by the Board of Directors.
                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

There were approximately 873 holders of record of FRP Properties, Inc. common stock, $.10 par value, as of December 1, 1997. The Company's common stock is traded on the Nasdaq Stock Market (Symbol
FRPP). Information concerning stock prices is included under the caption "Quarterly Results" on page 5 the Company's 1997 Annual Report to stockholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend during the past two years. It is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 1997 Annual Report to stockholders and such information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 1997
Annual Report to stockholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the caption "Management Analysis" on page 6; under the caption "Capital Expenditures" on page 2; and in Notes 1 through 11 to the consolidated financial statements included in the accompanying 1997 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 7 through 16 of the Company's 1997 Annual Report to stockholders. Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.





                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors, required in response to this Item 10, is included under the captions "Election of Directors" and
Section 16(a) Beneficial Ownership Reporting Compliance in the
Company's Proxy Statement dated December 17, 1997; and such information is incorporated herein by reference.

Information concerning executive officers, required in response to this Item 10, is included following Item 4 of this Form 10-K.


Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee
Report," "Compensation Committee Interlocks and Insider
Participation," and "Shareholder Return Performance" in the
Company's Proxy Statement dated December 17, 1997; and such information is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 17, 1997; and such information is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider
Participation" and  "Certain Relationships and Related
Transactions" in the Company's Proxy Statement dated December 17,
1997 and in Note 2 captioned "Transactions with related parties" in the Company's 1997 Annual Report to stockholders; and such information is incorporated herein by reference.

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

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FRP PROPERTIES, INC.


Date:  December 3, 1997              JAMES J. GILSTRAP
                                     James J. Gilstrap
                                     Treasurer, Assistant Secretary and
                                      Chief Financial Officer

                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Controller and Chief Accounting
                                      Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 3, 1997.


JOHN E. ANDERSON                         DAVID H. deVILLIERS, JR.
John E. Anderson                         David H. deVilliers, Jr.
Director, President, and Chief           Director
Executive Officer
(Principal Executive Officer)            ALBERT D. ERNEST, JR.
                                         Albert D. Ernest, Jr.
JAMES J. GILSTRAP                        Director
James J. Gilstrap
Treasurer, Assistant Secretary           LUKE E. FICHTHORN III
and Chief Financial Officer              Luke E. Fichthorn III
(Principal Financial Officer)            Director

WALLACE A. PATZKE, JR.                   FRANCIS X. KNOTT
Wallace A. Patzke, Jr.                   Francis X. Knott
Controller and Chief Accounting          Director
Officer
(Principal Accounting Officer)           RADFORD D. LOVETT
                                         Radford D. Lovett
EDWARD L. BAKER                          Director
Edward L. Baker
Director                                 JOHN R. MABBETT III
                                         John R. Mabbett III
JOHN D. BAKER II                         Director
John D. Baker II
Director                                 ROBERT H. PAUL III
                                         Robert H. Paul III
THOMPSON S. BAKER II                     Director
Thompson S. Baker II
Director                                 MARTIN E. STEIN
                                         Martin E. Stein
ISH COPLEY                               Director
Ish Copley
Director                                 JAMES H. WINSTON
                                         James H. Winston
                                         Director



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

(10)(i)(1) FRP Properties, Inc. 1989 Employee Stock Option Plan. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(i)(2) FRP Properties, Inc. 1995 Stock Option Plan. Previously filed as an appendix to the Company's Proxy Statement dated December 15, 1994.

(11)          Computation of Earnings Per Common Share.

(13) The Company's 1997 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1996 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22)          Subsidiaries of Registrant at September 30, 1997:
              Florida Rock & Tank Lines, Inc. (a Florida corporation) Florida Rock Properties, Inc. (a Florida corporation) FRP Development Corp. (a Maryland corporation) FRP Maryland, Inc. (a Maryland corporation) 34 Loveton Center Limited Partnership (a Maryland limited partnership) FRTL, Inc. (a Florida corporation)SunBelt Transport, Inc. (a Florida Corporation)Oz Limited Partnership (a Maryland limited partnership) FRP Delaware, Inc. (a Delaware corporation) FRP Lakeside L.P. (a Maryland limited partnership) FRP Lakeside L.L.P. (a Maryland limited partnership)

(23)(a)       Consent of Deloitte & Touche LLP, Independent
              Certified Public Accountants, appears on page 15 of this Form 10-K.

(27)          Financial Data Schedule

                       FRP PROPERTIES, INC.
 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                     (Item 14(a) (1) and 2))


                                                             Page

Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1997
    and 1996                                                 8(a)

  For the years ended September 30, 1997, 1996 and 1995:
    Consolidated statement of income                         7(a)
    Consolidated statement of stockholders' equity          10(a)
    Consolidated statement of cash flows                     9(a)
  Notes to consolidated financial statements             11-15(a)
  Selected quarterly financial data (unaudited)              5(a)

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

Consolidated Financial Statement Schedules:

Independent Auditors' Report                                16(b)

 II - Valuation and qualifying accounts                     17(b)

III - Real estate and accumulated depreciation and
      depletion                                          18-19(b)


(a)      Refers to the page number in the Company's
         1997 Annual Report to stockholders. Such information is incorporated by reference in
         Item 8 of this Form 10-K.

(b)      Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-43215) pertaining to the FRP Properties, Inc. 1989 Stock Option Plan and in the related Prospectus of our report dated December
1, 1997, appearing in and incorporated by reference in this Annual Report (Form 10-K) for the year ended September 30, 1997.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 12, 1997

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of FRP Properties, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of FRP Properties, Inc. and its subsidiary companies ("FRP") as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated December 2, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRP, listed in Item 14. These financial statement schedules are the responsibility of FRP's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1997

                                    FRP PROPERTIES, INC.
                          SCHEDULE II (CONSOLIDATED) - VALUATION
                                      AND QUALIFYING ACCOUNTS
                       YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                 ADDITIONS   ADDITIONS
                     BALANCE AT  CHARGED TO  CHARGED TO
                     BEGINNING   COSTS AND   OTHER                    BALANCE AT
                     OF YEAR     EXPENSES    ACCOUNTS    DEDUCTIONS  END OF YEAR

Year Ended
September 30, 1997:

Allowance for
 doubtful accounts  $233,537      $18,000        -        ($6,415)(a)   $257,952

Accrued risk
 insurance        $3,828,654    $3,113,219       -     $2,724,159 (b) $4,217,714
Accrued health
 insurance          $777,199     1,246,760       -      1,059,261 (b)    964,698

Totals-insurance  $4,605,853    $4,359,979       -     $3,783,420     $5,182,412


Year Ended
September 30, 1996:

Allowance for
 doubtful accounts  $218,474       $18,000        -        $2,937 (a)   $233,537


Accrued risk
 insurance        $2,736,665    $3,240,572        -    $2,148,583 (b) $3,828,654
Accrued health
 insurance          $817,487      $750,842        -      $791,130 (b)   $777,199

Total-insurance   $3,554,152    $3,991,414       $0    $2,939,713     $4,605,853



Year Ended
September 30, 1995:

Allowance for
 doubtful accounts  $198,354       $26,000         -       $5,880 (a)   $218,474


Accrued risk
 insurance        $3,578,170    $1,492,764         -   $2,334,269 (b) $2,736,665
Accrued health
 insurance          $711,693    $1,231,740         -   $1,125,946 (b)   $817,487

Totals-insurance  $4,289,863    $2,724,504        $0   $3,460,215     $3,554,152


(a) Accounts written off less recoveries
(b) Payments



                             FRP PROPERTIES, INC.
       SCHEDULE III (CONSOLIDATED) - REAL ESTATE & ACCUMULATED
                          DEPRECIATION AND DEPLETION
                             SEPTEMBER 30, 1997

                                               Cost capi-   Gross amount                 Date             Deprecia-
                      Encumb-  Initial cost       talized       at which   Accumulated    Of     Date     tion Life
County      State      rances      to       subsequent to     carried at  Depreciation  Constr-  Acquired  Computed
                                 Company      acquisition  end of period                 tion                 on:
                                                                  (a)
Construction Aggregates

Alachua     Florida              $1,588,458       $16,507      $1,604,965       $53,748    n/a      4/86     unit
Clay        Florida                 964,972        15,666         980,638             -    n/a      4/86     unit
Clayton     Georgia                 381,787             0         381,787         1,561    n/a      4/86     unit
Dade        Florida               9,374,660             0       9,374,660     5,468,971    n/a      4/86     unit
Fayette     Georgia   $129,778      400,872             0         400,872        37,587    n/a      4/86     unit
Hernando    Florida               2,127,533             1       2,127,534     1,089,868    n/a      4/86     unit
Lake        Florida               1,464,625        20,528       1,485,153     1,000,691    n/a      4/86     unit
Lee         Florida               4,690,269             0       4,690,269             -    n/a      4/86     unit
Floyd       Georgia                 300,000             0         300,000             -    n/a      4/86      -
Levy        Florida               1,280,643        83,365       1,364,008       327,727    n/a      4/86     unit
Marion      Florida               1,180,366             0       1,180,366       599,478    n/a      4/86     unit
Monroe      Florida                 840,442             0         840,442       151,893    n/a      4/86     unit
Muscogee    Georgia                 368,674             0         368,674        45,000    n/a      4/86     unit
Polk        Florida                 120,502             0         120,502        75,285    n/a      4/86     unit
Prince Wil Virginia                 298,463             0         298,463       229,486    n/a      4/86     unit
Putnam      Florida              15,014,681        48,800      15,063,481     1,902,719    n/a      4/86     unit
St. Marys  Maryland               1,269,878             0       1,269,878       486,769    n/a      4/86     unit

                       129,778   41,666,825       184,867      41,851,692    11,470,783


Land Rental Property

District of Columbia               2,901,869      827,938       3,729,807       810,089     n/a      4/86    15 yr.
Fairfax    Virginia                2,035,013            0       2,035,013             -     n/a     10/85        -
Putnam      Florida                  193,584            0         186,032       136,258     n/a      4/86    10 yr.
Spalding    Georgia                   19,572            0          19,572             -     n/a      4/86        -
Suwannee    Florida                4,252,091       73,570       4,325,661       642,928     n/a      4/86    10 yr.

                              0    9,402,129      901,508   10,296,085    1,589,275

Commercial Property

Baltimore  Maryland   1,707,653      439,120    2,390,803    2,829,923      745,135   1990    10/89  31 yr.
Baltimore  Maryland   4,830,578      961,379    5,768,186    6,729,565      784,062   1992    12/91  31 yr.
Duval       Florida                2,804,344      140,519    2,944,863    1,633,872    n/a    4/86   20 yr.
Harford    Maryland                1,754,300    3,420,750    5,175,050            0   1996    8/95   31 yr.
Jessup     Maryland   4,900,000    3,069,284    2,971,684    6,040,968      733,447   1987    9/88   31 yr.
Linthicum  Maryland   4,497,036      911,060    6,539,375    7,450,435    1,856,286   1989    9/88   31 yr.
Orange      Florida                   57,047            0       57,047       12,046    n/a    4/86   10 yr.

                     15,935,267    9,996,534   21,231,317   31,227,851    5,764,848

Investment Property

Caroline  Virginia                   212,876        6,856      219,732            -    n/a    4/86     unit
Duval     Florida                    693,553            0      693,553            -    n/a    4/86        -
Fairfax   Virginia                   273,198            0      273,198            -    n/a    4/86        -
Fayette   Georgia                    283,875            0      283,875            -    n/a    4/86        -
Hillsborough
          Florida                    187,161            0      187,161            -    n/a    4/86        -
Lee       Florida                    270,641        1,950      272,591      137,754    n/a    4/86     unit
Suwannee  Florida                    557,694            0      557,606       98,052    n/a    4/86     unit

                              0    2,478,998        8,806    2,487,716      235,806

Miscellaneous                      1,056,454           (1)   1,075,991      402,385


Grand Totals        $16,065,045  $64,600,940  $22,326,497  $86,939,335  $19,463,097


(a)  The aggregate cost for Federal income tax purposes is $86,268,925.




                                  FRP PROPERTIES, INC.
                     SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
                        ACCUMULATED DEPRECIATION AND DEPLETION
                     YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



                                          1997             1996            1995

Gross Carrying Cost of Real Estate:

Balance at beginning of period      $80,950,619      $78,633,725     $75,816,417

  Additions during period:
    Acquisitions through foreclosure          -                -               -
    Other acquisitions                3,500,646        2,016,371         422,235
    Improvements, etc.                2,725,828          811,488       2,804,019
    Reclassification of deposit               -                -               -
    Other (transfers from Transportation      -                -          19,680

  Deductions during period:
    Cost of real estate sold            237,758          510,965         428,626
    Other  (abandonments)                     -                -               -
    Other (transfers to Transportation)       -                -               -

Balance at close of period          $86,939,335      $80,950,619     $78,633,725



Accumulated Depreciation & Depletion:

Balance at beginning of period      $17,440,035      $15,521,665     $13,687,821

  Additions during period:
    Charged to cost & expense         2,108,105        1,994,854       2,132,551
    Other (transfers
     from Transportation)                     -                -           6,765

  Deductions during period:
    Cost of real estate sold             85,043           76,484         305,472
    Other  (abandonments)                     -                -               -


Balance at close of period          $19,463,097      $17,440,035     $15,521,665

Annual Report 1997

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)

                                                                     %
                                                1997      1996    Change

Revenues                                     $68,844    64,403     + 6.9
Gross profit                                 $14,908    14,615     + 2.0
Operating profit                             $ 8,977     9,017     - 0.4
Income before income taxes                   $ 6,984     6,827     + 2.3
Net income                                   $ 4,260     4,165     + 2.3

Per common share:
  Net income                                  $1.20      1.13     + 6.2
  Stockholders' equity                        $18.48     17.72    + 4.3

1997 CORPORATE HIGHLIGHTS

Revenues - up 6.9% to $68,844,000

Gross profit - up 2.0% to $14,908,000

Net income - up 2.3% to $4,260,000

Earnings per share - up 6.2% to $1.20

$19,000,000 available under the Company's revolving credit agreement at September 30, 1997

$20,000,000 of unsecured lines of credit of which $4,000,000 was outstanding at September 30, 1997

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

  Real Estate

  The growth plan is based on the acquisition, management and retention of real estate assets and the development of industrial rental properties to provide long-term positive cash flows and capital appreciation.
  To Our Stockholders:

  Fiscal 1997 was a year of continued progress in major projects and programs consistent with the short and long-term goals in both the Transportation and Real Estate businesses.

Results. Revenues for fiscal 1997 were $68,844,000, a 6.9% increase over $64,403,000 in fiscal 1996. Transportation revenues increased 6.7% due to continued growth and expansion in both SunBelt Transport, Inc. and Florida Rock & Tank Lines, Inc. Real estate revenues increased 8.3% principally as the result of the sale of real estate during the fourth quarter of this fiscal year.

  Gross profit of $14,908,000 increased 2.0% from $14,615,000 in fiscal 1996. The Transportation Group's gross profit for fiscal 1997 decreased $605,000 from last year as the result of higher insurance costs, increases in depreciation expense resulting from fleet expansion and modernization and fewer gains resulting from the sale of equipment.
 The Real Estate Group's gross profit was above last year principally because of real estate gains of $817,000 in fiscal 1997 compared to $93,000 in 1996.

  Selling, general and administrative expenses were up 5.9% in 1997 to $5,931,000 as compared to 1996. Selling, general and administrative expenses as a percent of total revenue remained level with the prior year.

  Interest expense decreased 7.8% to $2,061,000 in 1997 from $2,234,000 last year. The decrease was due to a lower average interest rate and an increase in capitalized interest of $206,000 over fiscal 1996.

  Net income increased 2.3% to $4,260,000 from $4,165,000 in fiscal
1996. Earnings per share increased 6.2% to $1.20 from $1.13 last year. The average number of common shares used in computing earnings per share decreased 3.5% due to ongoing stock repurchases made by the Company. During the current fiscal year, the Company purchased and retired 147,951 shares of common shares while issuing 95,000 shares asa a result of shares exercised under the Company's non-qualified stock option plans.

FRP Development Corp. The Company's real estate strategy of developing high quality, flexible warehouse/office space in carefully selected markets continued to be successful. At September 30, 1997 99% of the total 574,252 square feet of completed warehouse/office space was leased with only 3,200 square feet available.

  The second of two buildings at Preston Court in the Baltimore/Washington Industrial Park, comprised of 90,405 square feet of flexible warehouse/office space, was completed during 1997 and is 100% leased.

Lakeside Business Park. The Company continued land development activities on Lakeside Business Park, a 134 acre site in Harford County, Maryland, north of Baltimore. It is anticipated that construction of 105,800 square feet of flexible warehouse/office space will be completed during the first half of fiscal 1998. This space is 100% pre-leased.

Capital Expenditures. Capital expenditures in 1997 for the transportation business totaled $7,520,000 versus $13,174,000 in 1996. The 1997 capital expenditures were approximately 59% for new plant and equipment and replacements represented 41%. Capital expenditures for the real estate segment in 1997 approximated $6,226,000 versus $2,782,000 in 1996. Total depreciation and depletion for fiscal 1997 was $8,205,000 versus $7,456,000 in 1996.

  The 1998 planned capital expenditures for the transportation business total $6,939,000 for continued expansion of both the flatbed and tank truck fleets and to maintain the modernized fleet. The capital budget for the real estate segment is $11,352,000. Total depreciation expense is expected to be approximately $9,094,000.

Financial Management. The Company's $34,000,000 revolving credit term loan facility has a final maturity in 2001 of which $15,000,000 was utilized at the end of 1997. The Company also has $20,000,000 in unsecured short-term lines of credit of which $4,000,000 was borrowed at the end of fiscal 1997. $16,065,000 of the Company's total debt is long-term fixed rate mortgages secured real estate projects. At year end debt was 33% of capital employed.

Stock Repurchase. Pursuant to the Board's authorization, the Company purchased 147,951 shares of its common stock during the year. Management remains authorized to repurchase shares of the Company's common stock from time to time as opportunities may arise.

Annual Meeting. At the Annual Stockholders' Meeting on February 5, 1996, the stockholders elected John E. Anderson, Thompson S. Baker, David H. deVilliers, Jr., and Albert D. Ernest, Jr. as directors to serve a four-year term expiring in the year 2001.

Outlook. Fiscal 1998 is expected to be another year of growth and progress. The economy is expected to continue its slow growth.

  The Transportation Group is expected to continue to expand in 1998 through the growth of its existing customers as well as entries into new markets.


  Industrial real estate markets served by FRP Development Corp. in the Baltimore area remain in good condition with low vacancy rates and steady rent levels. The Company's high quality buildings combined with good market locations have enabled the properties to remain substantially fully leased. The favorable long-term outlook is conducive to market acceptance of the new Baltimore/Washington Industrial Park building and the multi-year Lakeside Business Park project.

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

  As reported to you earlier this year, we lost our founder and Chairman Emeritus, Thompson S. Baker when he passed away on February 24, 1997. No words can describe the leadership he gave this Company nor the love he had for its employees. He will be missed.

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

  The Group operates from terminals in Jacksonville, Ft. Myers, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Knoxville and Nashville, Tennessee; and Birmingham, Alabama and has a central dispatch office in Greenville, South Carolina. During fiscal 1997 the owned and leased fleet increased from 498 to 521 trucks.

  Revenues for miles hauled were up 6.7% due to both continued expansion of flatbed and tank truck hauling.

  Gross profit decreased 6.3% from fiscal 1996 primarily due to higher insurance costs and depreciation associated with the modernization of the fleet.

  During fiscal 1997, including replacements and growth of SunBelt, the Group purchased 91 new tractors and 70 new trailers. The fiscal 1998 capital expenditure plan is based on maintaining a modernized tank fleet and also expanding the tank truck and flatbed fleets. The fleet modernization program has resulted in reduced maintenance expenses and improved operating efficiencies.

  For fiscal 1998 Transportation expects another year of growth in its existing bulk hauling business resulting from the continued penetration of targeted market segments. With the anticipated continuing modest economic growth, the outlook is for increases in the hauling of petroleum, dry bulk and chemical products. Flatbed hauling is expected to have another year of good growth in 1998.

  Real Estate. The Real Estate Group operates the Company's real estate and property development activities through subsidiaries.

  The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned generally falls into one of three categories. The first is land with stone or sand and gravel deposits, substantially all of which is leased to Florida Rock Industries, Inc. under mining royalty agreements, whereby the Company is paid a percentage of the revenues generated or annual minimums. The second is land and/or buildings leased under rental agreements, and the third is land and/or buildings which are being developed for future rental or held for future appreciation or development.

  Real estate revenues increased 8.3% from 1996 principally due to the sale of real estate. The fiscal 1997 real estate revenues, excluding the sale of real estate, were divided approximately 48% from mining and minimum royalties and 52% from rental. Excluding land sales for fiscal 1997, real estate revenues approximated those of last year.

  A brief description of FRP Development Corp.'s projects at September 30, 1997 follows:

  8230 Preston Court, 72,182 square feet of flexible warehouse/office space.

  8240 Preston Court, a 90,405 square foot flexible warehouse/office building.

  810 Oregon Avenue, 113,280 square feet of flexible warehouse/office space.
   812 Oregon Avenue, 82,335 square feet of flexible warehouse/office space.

  Rossville Business Center, a two building complex consisting of 187,517
square feet   of flexible warehouse/office space.

  TESSCO Center, a 28,533 square foot suburban office building.

  Lakeside Business Park is a 134 acre site capable of supporting
1,400,000 square feet of warehouse/office space is under development.
A 105,800 square foot speculative warehouse is expected to be completed in the first half of 1998.

The Group during fiscal 1998 will continue to focus on the development of the property at Lakeside.

  At September 30, 1997 the Company owns approximately 574,000 square feet of rental properties that were 99% leased. The Company's long-term plan is to gradually build a portfolio of successful rental properties for investment.


















Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                       1997     1996      1995(a)     1994     1993(b)
Summary of Operations
Revenues          $ 68,844    64,403     58,273    54,011    46,599
Gross profit(c)   $ 14,908    14,615     15,132    12,255     9,773
Operating profit  $  8,977     9,017      9,440     7,264     5,313
Interest expense  $  2,061     2,234      1,933     1,105       897
Income before
 income taxe      $  6,984     6,827      7,591     6,219     4,432
Provision for
 income taxe      $  2,724     2,662      2,961     2,425     1,735
Net income        $  4,260     4,165      4,630     3,794     2,697

Per Common Share
Net income        $   1.20      1.13       1.21       .94       .65
Stockholders' equity
                  $  18.48     17.72      16.74     15.64     14.75

Financial Summary
Current assets    $  8,549     8,003      8,495     7,703     7,247
Current liabilities
                  $ 11,063     9,595      7,117    10,234     8,198
Working capital (deficit)
                 ($  2,514)   (1,592)     1,378    (2,531)     (951)
Property, plant and
 equipment, net   $ 95,018    90,058     83,319    74,697    72,698
Total assets      $116,582   107,036    101,357    91,769    89,026
Long-term debt    $ 30,647    26,170     25,503    16,108    15,697
Stockholders' equity
                  $ 63,734    61,894     61,622    59,437    59,972

Other Data
Return on ending
 stockholders' equity
                       6.7%      6.7        7.5       6.4       4.5
Return on capital employed
                       4.0%      5.7        6.2       5.4       4.0
Net cash flow provided from
 operating activities
                   $ 13,982    14,681     10,131    10,005     8,452
Additions to property,
 plant and equipment
                   $ 13,746    15,970     15,805     9,165     7,450
Depreciation, depletion
 and amortization
                   $  8,356     7,667      7,304     6,945     6,196
Weighted average number
 of shares            3,554     3,683      3,832     4,045     4,176
Number of employees at
 end of year            721       665        644       556       527
Stockholders of record
                        873       913        939       975     1,032

(a)Effective October 1, 1994, the Company changed depreciation lives on revenue equipment which resulted in an increase in gross profit of
      $842,000 and net income of $525,000 ($.14 per share) for fiscal
     1995.
(b)Effective October 1, 1992, the Company changed its method of accounting for employee postretirement benefits in accordance with SFAS 106. The effect on fiscal 1993 was to reduce net income by $252,000 ($.06 per share).
(c)Fiscal 1997, 1996, 1995 and 1994 include gains on the sale of real estate of $817,000, $93,000, $79,000 and $1,167,000, respectively.



Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)



                        First           Second           Third             Fourth

                    1997     1996     1997    1996     1997    1996     1997    1996
Revenues          $16,398   15,321   16,221  15,949   17,533  16,706   18,692   16,427
Gross profit      $ 3,363    3,848    3,244   3,366    4,077   4,050    4,224    3,351
Operating profit  $ 1,844    2,391    1,734   1,858    2,573   2,569    2,826    2,199
Income before
  income taxes    $ 1,369    1,852    1,274   1,304    2,038   1,992    2,303    1,679
Net income        $   835    1,130      777     795    1,243   1,215    1,405    1,025
Per common share:
  Net income      $   .23      .30      .22     .21      .35     .33      .40      .29
  Market price:
    High           $26.00    22.50    28.75   22.00    28.00   21.50    34.00    22.00
    Low            $20.50    17.00    24.00   19.69    24.50   19.75    25.25    20.50

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

  In fiscal 1997 and 1996, revenues increased 7% and 10%, respectively. In the Transportation segment revenue and miles hauled were up 7% in 1997 and 13% in 1996. In fiscal 1995 the Real Estate segment had revenue from timber sales and a one-time royalty totaling $1,092,000. Absent these infrequent and one-time revenues, the Real Estate segment's revenues, exclusive of real estate sales, would have remained stable in 1997 and increased 8% in 1996. The 1996 increase was principally due to increases in rents and royalties.

  The estimated contribution to Transportation revenues by principal markets follows:

                       1997   1996   1995   1994   1993

Petroleum                68%    68     66     45     51
Construction             21%    20     19     26     13
Chemical                  6%     7     10     15     12
Other                     5%     5      5     14     24

   In fiscal 1997, gross profit increased $293,000 from 1996 and gross margin decreased to 22% from 23%. The Transportation segment's gross profit decreased $605,000, principally due to higher insurance costs, increased depreciation expense and lower gains on the sale of equipment. Gross margin decreased to 15% from 17% principally due to reduced gains on the sale of equipment, increased depreciation expense and higher operating costs. In the Real Estate segment gross profit increased $898,000 in fiscal 1997 from last year. The increase was principally due to real estate sales gross profit of $817,000 in 1997 compared to $93,000 in 1996, increase development revenues and a 1996 write-off of $349,000 in connection with the abandonment of certain development costs.

   In fiscal 1996, gross profit decreased $517,000 from 1995 and gross profit margin decreased to 23% from 26%. The Transportation segment's gross profit increased $366,000, principally due to higher revenues, while the gross profit margin decreased to 17% from 19% principally due to an increase in risk insurance cost of approximately $1,760,000 over 1995. In the Real Estate segment gross profit decreased $897,000 in fiscal 1996 from 1995. The decrease was principally due to the timber sales and one-time royalty which produced a gross profit in 1995 of approximately $863,000 and the write-off in 1996 of $349,000 in connection with the abandonment of certain development costs.

    Selling, general and administrative expense increased 6% in 1997 and decreased 2% in 1996 from 1995. The 1996 decrease was due to a reduction of $206,000 in profit sharing and incentive compensation.

   In 1997 interest expense decreased 8% from 1996 primarily due to increased capitalization of interest and increased 16% in 1996 over 1995 due to increased borrowings which was partially offset by a lower average interest rate.

Liquidity and Capital Resources. The following key financial measurements reflect the Company's sound financial position and capital resources at September 30 (dollars in thousands):

                              1997         1996         1995

Cash                       $   429          313          392
Total debt                 $35,065       30,003       27,650
Debt as a percent of
  capital employed             33%           31           29
Unused lines of credit     $35,000       35,500       38,200

   During 1997, net cash flows from operating activities were $13,982,000, net cash used in investing activities were $16,508,000 and common stock repurchased was $3,299,000. These activities were funded by additional borrowing of $5,400,000 and proceeds from the exercise of stock options of $879,000.

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

  The Company has a $34,000,000 revolving credit agreement of which $19,000,000 was available at fiscal year end. In addition, it has unsecured short-term lines of credit under which it may borrow up to $20,000,000 of which $4,000,000 was outstanding at September 30, 1997.

  The Company currently expects its fiscal 1998 capital expenditures to be approximately $18,291,000 versus depreciation and depletion expense of $9,094,000. The expenditures are expected to be financed from the cash flow from operating activities and the $19,000,000 unused and available under its revolving credit agreement.

   The Company believes it will be able to renegotiate its present credit facilities or obtain similar replacement credit facilities when necessary in the future.

  Inflation. Historically, the Company has been able to recover inflationary cost increases through increased freight rates. It is expected that over time justifiable and necessary rate increases will be obtained in the future, although deregulation of intrastate trucking rates has made this more difficult in the past three years. Substantially all of the Company's royalty agreements are based on a percentage of the sales price. Minimum royalties and substantially all lease agreements provide various escalation provisions.

Consolidated Statement of Income  Years ended September 30

(Dollars and shares in thousands except per share amounts)

                                                    1997       1996       1995

Revenues:
  Transportation                                $ 59,530     55,801     49,198
  Real estate                                      8,477      8,434      8,877
  Sale of real estate                                837        168        198

Total revenues (including revenue from
 related parties of $6,006, $6,544 and $5,869)    68,844     64,403     58,273

Cost of operations:
  Transportation                                  50,487     46,153     39,916
  Real estate                                      3,429      3,560      3,106
  Cost of real estate sold                            20         75        119

Gross profit                                      14,908     14,615     15,132

Selling, general and administrative expense
 (including expenses paid to related party
  of $1,414, $1,383 and $1,312)                    5,931      5,598      5,692

Operating profit                                   8,977      9,017      9,440
Interest expense                                  (2,061)    (2,234)    (1,933)
Interest income                                       46         34         49
Other income, net                                     22         10         35

Income before income taxes                         6,984      6,827      7,591
Provision for income taxes                         2,724      2,662      2,961

Net income                                     $   4,260      4,165      4,630

Earnings per common share                          $1.20       1.13       1.21

Weighted average number of shares used in
 computing earnings per common share               3,554      3,683      3,832

See accompanying notes.
Consolidated Balance Sheet  September 30

(Dollars in thousands)

                                                             1997       1996
Assets
Current assets:
  Cash and cash equivalents                              $    429        313
  Accounts receivable, less allowance for doubtful
   accounts of $258 ($234 in 1996) (including
   related party of $283 and $376)                          5,531      5,300
  Inventory of parts and supplies                             469        502
  Prepaid expenses and other                                2,120      1,888

          Total current assets                              8,549      8,003
Other assets:
  Real estate held for investment, at cost                  5,771      5,791
  Goodwill, at cost less amortization of $322
   ($282 in 1996)                                           1,288      1,328
  Other                                                     5,956      1,856

          Total other assets                               13,015      8,975
Property, plant and equipment, at cost:
  Land                                                     55,614     52,888
  Buildings                                                27,485     25,611
  Plant and equipment                                      59,572     54,584

                                                          142,671    133,083
  Less accumulated depreciation and depletion              47,653     43,025

          Net property, plant and equipment                95,018     90,058

                                                         $116,582    107,036

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term note payable to bank                         $ 4,000      3,500
  Accounts payable (including related party of
   $77 and $93)                                             2,427      1,779
  Federal and state income taxes                              779        342
  Accrued liabilities:
    Payroll and benefits                                    1,154      1,047
    Taxes                                                     582        587
    Interest                                                  165        106
    Insurance reserves                                      1,538      1,901
  Long-term debt due within one year                          418        333

          Total current liabilities                        11,063      9,595
Long-term debt                                             30,647     26,170
Deferred income taxes                                       7,243      6,240
Accrued insurance reserves                                  3,382      2,705
Other liabilities                                             513        432

Commitments and contingent liabilities (Notes 10 and 11)

Stockholders' equity:
  Preferred stock, no par value;
      5,000,000 shares authorized                               -          -
  Common stock, $.10 par value;
     25,000,000 shares authorized; 3,439,235
     shares issued (3,492,186 shares in 1996)                 344        349
  Capital in excess of par value                           17,333     19,748
  Retained earnings                                        46,057     41,797

         Total stockholders' equity                        63,734     61,894
                                                         $116,582    107,036


See accompanying notes.

Consolidated Statement of Cash Flows  Years ended September 30

(Dollars in thousands)
                                                       1997     1996    1995
Cash flows from operating activities:
  Net income                                        $ 4,260    4,165   4,630
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization         8,356    7,667   7,304
     Net changes in operating assets and liabilities:
       Accounts receivable                             (250)     268  (1,192)
       Inventory of parts and supplies                   33       (1)    136
       Prepaid expenses                                (261)     157    (191)
       Accounts payable and accrued liabilities         732    1,161  (1,001)
     Increase in deferred income taxes                1,181    1,622   1,717
     Net change in insurance reserves and other
      liabilities                                       759      242    (350)
     Gain on sale of real estate, plant and
      equipment                                        (792)    (550)   (749)
     Other, net                                         (36)     (50)   (173)

Net cash provided by operating activities            13,982   14,681  10,131

Cash flows from investing activities:
  Purchase of property, plant and equipment         (13,470) (14,070)(15,516)
  Purchase of real estate held for investment          -         (32)    (43)
  Additions to other assets                          (4,156)    (130)   (525)
  Proceeds from the sale of real estate held for
   investment, property, plant and equipment, and
   other assets                                       1,118    1,012     705

Net cash used in investing activities               (16,508) (13,220)(15,379)

Cash flows from financing activities:
  Proceeds from long-term debt                        4,900    3,000  10,750
  Net increase (decrease) in short-term debt            500    1,700  (2,200)
  Repayment of long-term debt                          (338)  (2,347) (1,277)
  Exercise of employee stock options                    879       22      22
  Repurchase of Company stock                        (3,299)  (3,915) (2,476)

Net cash provided by (used in) financing activities   2,642   (1,540)  4,819

Net increase (decrease) in cash and cash equivalents    116      (79)   (429)
Cash and cash equivalents at beginning of year          313      392     821

Cash and cash equivalents at end of year           $    429      313     392

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized   $  1,997   2,257    1,882
     Income taxes (received)                       $    898    (216)   3,373
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                   $    276   1,900      526
       Issuing accounts payable                         -       -        239

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents.

See accompanying notes.
Consolidated Statement of Stockholders' Equity  Years ended September 30

(Dollars in thousands)

                                                      Capital in
                                       Common Stock      Excess of     Retained
                                      Shares   Amount    Par Value     Earnings

Balance at October 1, 1994          3,800,719  $380      26,055       33,002

Shares purchased and canceled        (121,125)  (12)     (2,464)
Compensation in the form of stock
 options                                                      9
Exercise of stock options               2,000                22
Net income                                                             4,630

Balance at September 30, 1995       3,681,594   368      23,622       37,632

Shares purchased and canceled        (191,408)  (19)     (3,896)
Exercise of stock options               2,000                22
Net income                                                             4,165

Balance at September 30, 1996       3,492,186   349      19,748       41,797


Shares purchased and canceled        (147,951)  (14)     (3,285)
Exercise of stock options              95,000     9         870
Net income                                                             4,260

Balance at September 30, 1997       3,439,235  $344      17,333       46,057




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

   NEW ACCOUNTING REQUIREMENTS - Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. However, it also allows companies to continue to measure cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value based method, compensation is measured at the date of grant on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAB 123 has been applied.

  Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Impairment is assessed by comparing the book value of such assets to the estimated undiscounted future operating cash flows expected to result from the use of the asset and its final disposition. If the sum of the expected future cash flow is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company completed its evaluation of the impact of adoption of SFAS 121 and no adjustment of the carrying value of long-lived assets was necessary.

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS 128 establishes standards for computing earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. SFAS 128 will be adopted by the Company for the fiscal quarter ending December 31, 1997 and earnings per share for all prior periods will be restated upon adoption. Had the Company adopted SFAS 128 for the periods presented, basic and diluted earnings per share would have been $1.22 and $1.20, respectively, for the year ended September 30, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures. The Company will adopt this accounting standard on October 1, 1998, as required.

2. Transactions with related parties. As of September 30, 1997 seven of the Company's directors were also directors of Florida Rock Industries, Inc. ("FRI"). Such directors own approximately 30% of the stock of FRI and 40% of the stock of the Company. Accordingly, FRI and the Company are considered related parties.

   The Company, through its transportation subsidiaries, hauls construction aggregates for FRI and customers of FRI. It also hauls diesel fuel and other supplies for FRI. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties and provide construction management services to FRI.

  A summary of revenues derived from FRI follows (in thousands):

                                        1997           1996         1995

Transportation                         $  883         1,100            759
Real estate                             5,123         5,444          5,110
                                       $6,006         6,544          5,869

  Under an agreement extending until September 30, 1999, FRI furnishes the Company with certain management and related services, including financial, tax, legal, administrative, accounting and computer. Charges for such
services were   $1,414,000 in 1997, $1,383,000 in 1996 and $1,312,000 in 1995.

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

3. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):

                                        1997       1996
Revolving credit (unsecured)          $15,000     15,000
8% to 9.5% mortgage notes payable
  in installments through 2015         16,065     11,455
5% unsecured notes payable in 1997          -         48
                                       31,065     26,503
Less portion due within one year          418        333
                                      $30,647     26,170

  The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1997 is: 1998 - $418,000; 1999 - $455,000;
2000 - $495,000; 2001 - $538,000; 2002 - $584,000; 2003 and subsequent years -
$13,575,000.

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

  The revolving credit agreement contains restrictive covenants, including limitations on paying cash dividends. As of September 30, 1997 $9,309,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

  The mortgage notes payable are collateralized by real estate having a carrying value of approximately $19,358,000 at September 30, 1997.

  Certain properties having a carrying value at September 30, 1997 of $1,720,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property) and further has agreed to indemnify and hold harmless the Company.

  The Company also has short-term lines of credit totaling $20,000,000 from three banks. Under these lines the Company can borrow funds for a period from one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates of such borrowings on September 30, 1997 and 1996 were 7.0% and 6.4%, respectively.

  During fiscal 1997, 1996 and 1995 the Company capitalized interest cost of $223,000, $17,000 and $53,000, respectively.

4. Leases. At September 30, 1997, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property             $41,852
Commercial property                           31,228
Land and other property                       10,296
                                              83,376
Less accumulated depreciation and depletion   18,825
                                             $64,551

  The minimum future rentals on noncancelable operating leases as of September 30, 1997 are as follows: 1998 - $4,849,000; 1999 - $3,743,000; 2000 -
$3,459,000; 2001 - $2,600,000; 2002 - $1,973,000; 2003 and subsequent years
$9,011,000.

5. Stock option plan. The Company has a Stock Option Plan under which options for shares of common stock may be granted to directors, officers and key employees. At September 30, 1997 the number of shares available for issuance is 85,000 shares. The Company did not issue options during 1996 and 1997, therefore, SFAS No. 123 pro forma disclosures are not presented.










     Option transactions for the fiscal years ended September 30 are summarized as follows:

                       1997                1996                 1995
                            Average            Average             Average
                   Options  Price(1)  Options  Price(1)   Options  Price(1)

Shares under option:
  Beginning of year 245,000  12.78    247,000    12.76      159,000   9.97
  Granted               -                -                   90,000  17.67
  Exercised         (95,000)  8.88     (2,000)   11.00       (2,000) 11.00

  End of year       150,000  15.25    245,000    12.78      247,000  12.76

Options exercisable
 at end of year     108,600           184,300               161,000

(1) Weighted average exercise price

The following table summarizes information concerning stock options outstanding at September 30, 1997:

                          Options           Options         Weighted-Average
   Exercise Price        Outstanding        Exercisable         Remaining Life

       11.00               30,000              30,000               .8 years
       12.25               30,000              30,000              2.8 years
       17.25               15,000               6,000              7.2 years
       17.75               75,000              42,600              7.1 years

Remaining non-exercisable options as of September 30, 1997 become exercisable as follows: 1998 - 19,400, 1999 - 11,000 and 2000 - 11,000.

Options granted have been granted at 72%, 74% and 100% of the fair market value of the Company's common stock on the dates of grant.

  The difference between the fair market value of the Company's common stock and the option price on the date of grant is recognized as compensation over the period from the date of grant until the option becomes exercisable. When the option is exercised the proceeds are credited to stockholders' equity.

  The options expire ten years from the date of grant and become exercisable in cumulative installments of 20% to 33% each year after a one year waiting period from date of grant.

6. Income taxes. The provision for income taxes for fiscal years ended September 30 consisted of the following (in thousands):

                                           1997           1996            1995

Current:
  Federal                                 $1,317           892         $1,063
  State                                      226           148            181
                                           1,543         1,040          1,244
Deferred                                   1,181         1,622          1,717
  Total                                   $2,724         2,662          2,961


  A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

                                           1997           1996            1995
Amount computed at statutory
  Federal rate                            $2,374         2,321          2,581
State income taxes (net of Federal
  income tax benefit)                        263           255            283
Other, net                                    87            86             97
Provision for income taxes                $2,724         2,662          2,961

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30, are presented below:

                                           1997            1996
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment                     $8,014          6,776
 Depletion                                   656            678
 Prepaid expenses                            833            737
  Gross deferred tax liabilities           9,503          8,191
Deferred tax assets:
 Insurance reserves                        1,614          1,479
 Other, net                                  495            501
  Gross deferred tax assets                2,109          1,980
Net deferred tax liability                $7,394          6,211

7. Employee benefits. The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plan, an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company may make an annual contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company's cost was $403,000 in 1997, $419,000 in 1996 and $464,000 in 1995.

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

  The following table sets forth the plan's status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):

                                           1997         1996     1995
Accumulated postretirement benefit
 obligation:
  Retirees                                $ 117         133         158
  Fully eligible active participants         62          62          99
  Other active participants                 317         307         293
    Total APBO                              496         502         550
  Unrecognized net gain (loss) from
   past experience different from
   that assumed and from changes in
   assumptions                                5         (68)       (182)
  Unrecognized prior service cost            74         133         193
  Accrued postretirement benefit cost      $575         567         561
            Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):

                                           1997           1996            1995
Service cost of benefits earned during
 the period                               $ 38             39              49
Interest cost on APBO                       32             32              36
Net amortization and deferral              (59)           (55)            (40)
Net periodic postretirement benefit
 cost                                     $ 11             16              45

  The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.25%.

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

Financial data for industry segments is as follows (in thousands):

                                           1997            1996          1995
Revenues:
  Transportation                         $59,530         55,801        49,198
  Real estate (a)                          9,314          8,602         9,075
                                         $68,844         64,403        58,273

Segment profit:
  Transportation                        $  4,188          4,947         4,525
  Real estate (a)                          5,799          4,908         5,759
                                           9,987          9,855        10,284
  Corporate expenses                        (942)          (794)         (760)
  Interest expense                        (2,061)        (2,234)       (1,933)
  Income before income taxes            $  6,984          6,827         7,591

Capital expenditures:
  Transportation                        $  7,520         13,174        12,621
  Real estate                              6,226          2,782         3,162
                                        $ 13,746         15,956        15,783

Depreciation, depletion and
amortization:
  Transportation                        $  6,136          5,558         5,066
  Real estate                              2,173          2,065         2,195
                                        $  8,309          7,623         7,261

Identifiable assets at September 30:
  Transportation                        $ 42,895         41,489        35,116
  Real estate                             73,159         64,972        64,837
  General corporate                          528            575         1,404
                                        $116,582        107,036       101,357

(a) Fiscal 1997, 1996 and 1995 includes revenue of $837, $168 and $198 and
segment      profit of $817, $93 and $79, respectively, from the sale of real estate.

  General corporate assets consist principally of cash, receivables, investments and equipment.

9. Fair values of financial instruments. At September 30, 1997, the carrying amount reported in the balance sheet for cash and cash equivalents, short-term notes payable to bank and revolving credit approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1997 the carrying amount and fair value of such other long-term debt was $16,065,000 and $15,470,000, respectively. At September 30, 1996 the carrying amount and fair value of such other long-term debt was $11,503,000 and $11,025,000, respectively.

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

11. Commitments. At September 30, 1997, the Company had placed orders and was committed to purchase tractors and trailers costing approximately $2,306,000 and had entered into various contracts to purchase and develop real estate with remaining commitments totaling $1,304,000.

12. Fourth quarter financial information (unaudited). In the fourth quarter of fiscal 1997, the Company increased its risk insurance reserves approximately $682,000.

13. Subsequent event. At September 30, 1997, $3,777,000 of cash was held in escrow pending the closing of a parcel of land. The cash is included in other assets in the accompanying balance sheet. The purchase closed on October 3, 1997 and will not have a material effect on the results of operations.

Independent Auditors' Report

To the Board of Directors and Stockholders
FRP Properties, Inc.

We have audited the accompanying consolidated balance sheets of FRP Properties, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FRP Properties, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1997

Directors and Officers

Directors


John E. Anderson (1)
President and Chief Executive
Officer of the Company

Edward L. Baker (1)
Chairman of the Board of the Company

John D. Baker II (1)
Executive Vice President of the Company

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

Martin E. Stein, Jr.
Chairman and Chief Executive Officer of
Regency Realty Corporation

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

John E. Anderson
President and Chief Executive Officer

John D. Baker II
Executive Vice President

John R. Mabbett III
Vice President and Secretary
President, Florida Rock & Tank Lines, Inc.

David H. deVilliers, Jr.
Vice President
President, FRP Development Corp.,
the Company's northern real estate
operations


James J. Gilstrap
Treasurer and Chief Financial Officer

Wallace A. Patzke, Jr.
Controller and Chief Accounting Officer

FRP PROPERTIES, Inc.

General Office:  155 East 21st Street
Jacksonville, Florida  32206
Telephone:  (904) 355-1781

Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 2 p.m. local time, on Wednesday, February 4, 1998, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent

First Union Customer Information Center
Corporate Trust Client Services NC-1153
1525 West W. T. Harris Boulevard - 3C3
Charlotte, NC  28288-1153

Telephone:  1-800-829-8432

General Counsel

Lewis S. Lee, Esquire
LeBoeuf, Lamb, Greene & MacRae, L.L.P.
Jacksonville, Florida

Independent Auditors

Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market
(Symbol:  FRPP)

Form 10-K


Stockholders may receive without charge a copy of FRP Properties, Inc.'s annual report to the Securities and Exchange Commission on Form 10-K by writing to the Treasurer at P.O. Box 4667, Jacksonville, Florida 32201.