Form 10-Q
period 1997-12-31
FRP PROPERTIES INC
filed 1998-02-06
CIK 844059

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 2, 1998: 3,438,235 shares of $.10 par value common stock.
                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                          December 31,     September 30,
                                              1997             1997
ASSETS
Current assets:
 Cash and cash equivalents                  $    235         $    429
 Accounts receivable:
  Affiliates                                     241              283
  Other                                        5,833            5,506
 Less allowance for doubtful accounts           (264)            (258)
 Inventory of parts and supplies                 514              469
 Prepaid expenses and other                    2,246            2,120
  Total current assets                         8,805            8,549
Other assets:
 Real estate held for investment, at cost      5,771            5,771
 Goodwill                                      1,278            1,288
 Other                                         1,721            5,956
  Total other assets                           8,770           13,015
Property, plant and equipment, at cost       148,685          142,671
Less accumulated depreciation and
 depletion                                   (49,186)         (47,653)
  Net property, plant and equipment           99,499           95,018
                                            $117,074         $116,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  4,100         $  4,000
 Accounts payable:
  Affiliates                                      75               77
  Other                                        1,837            2,350
 Federal and state income taxes                  968              779
 Accrued liabilities                           3,114            3,439
 Long-term debt due within one year              423              418
  Total current liabilities                   10,517           11,063
Long-term debt                                30,543           30,647
Deferred income taxes                          7,243            7,243
Other liabilities                              3,916            3,895
Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,438,235 shares issued
  (3,439,235 at September 30, 1997)              344              344
 Capital in excess of par value               17,298           17,333
 Retained earnings                            47,213           46,057
  Total stockholders' equity                  64,855           63,734
                                            $117,074         $116,582
See accompanying notes.
                            FRP PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)

                                                              THREE MONTHS
                                                           ENDED DECEMBER 31,
                                                            1997        1996

Revenues:
  Affiliates                                              $ 1,462       1,528
  Non-affiliates                                           16,209      14,870
                                                           17,671      16,398

Cost of operations                                         13,697      13,035

Gross profit                                                3,974       3,363

Selling, general and
 administrative expense:
  Affiliates                                                  384         366
  Non-affiliates                                            1,132       1,153
                                                            1,516       1,519

Operating profit                                            2,458       1,844

Interest expense                                             (569)       (483)
Interest income                                                 5           7
Other income, net                                               -           1

Income before income taxes                                  1,894       1,369
Provision for income taxes                                    739         534

Net income                                                $ 1,155         835

Basic earnings per common share                              $.34         .24

Diluted earnings per common share                            $.33         .23

Cash dividends                                               NONE        NONE

Number of shares used in computing:
 Basic earnings per common share                            3,439       3,522

 Diluted earnings per share                                 3,491       3,564


See accompanying notes.










                             FRP PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                              (In thousands)
                                    (Unaudited)
                                                             1997       1996
Cash flows from operating activities:
 Net income                                                 $1,155        835
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  2,214      1,983
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (283)       239
    Inventory of parts and supplies                            (45)        (2)
    Prepaid expenses                                          (126)      (228)
    Accounts payable and accrued liabilities                  (777)    (1,397)
   Increase in deferred income taxes                             0         64
   Net change in insurance reserve and other
    liabilities                                                 20         26
   (Gain) loss on disposition of real estate, plant
     and equipment                                            (360)       134
   Other, net                                                   (9)        (5)
Net cash provided from operating activities                  1,789      1,649

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (2,905)    (1,991)
 Additions to other assets                                       -        (38)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              954          -
Net cash used in investing activities                       (1,951)    (2,029)

Cash flows from financing activities:
 Net increase in short-term debt                               100        100
 Repayment of debt                                             (99)       (68)
 Repurchase of Company stock                                   (33)      (481)
 Exercise of stock options                                       -        879

Net cash provided from financing activities                    (32)       430

Net increase (decrease) in cash and cash equivalents          (194)        50
Cash and cash equivalents at beginning of year                 429        313
Cash and cash equivalents at end of the period              $  235        363

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $  233        475
 Income taxes                                               $  550        340
 Escrow cash included in other assets used to purchase
  property, plant and equipment                             $3,777          -

See accompanying notes.
                      FRP PROPERTIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1997.

(2) Earnings Per Share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the presentation of primary earnings per share (EPS) and fully diluted EPS with a presentation of basic and diluted EPS. Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based on the weighted average number of common shares and potential dilution of securities that could share in earnings. Earnings per share for all prior periods have been restated.

(3) Contingent Liabilities. The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 10 to the consolidated financial statements included in the Company's 1997 Annual Report to stockholders. Such information is incorporated herein by reference.












                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                           Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                                                 Three Months
                                                   Ended December 31,
                                                     1997       1996
Revenues:
  Transportation                                   $15,328     14,382
  Real estate                                        2,343      2,016
                                                   $17,671     16,398
Cost of operations:
  Transportation                                   $12,851     12,117
  Real estate                                          846        918
                                                   $13,697     13,035
Gross profit:
  Transportation                                   $ 2,477      2,265
  Real estate                                        1,497      1,098
                                                   $ 3,974      3,363


For the first quarter of fiscal 1998, ended December 31, 1997, consolidated
revenues increased 8% over the same periods last year.   The Transportation
segment revenues increased 7% due principally to a 6% increase in miles hauled coupled with a slight increase in the average hauling price. Real
Estate revenues increased 16% over last year.   Real Estate increase in
revenues was primarily due to $195,000 of timber sales in fiscal 1998 and lease up from a warehouse/office building that was under construction in the first quarter of 1997.

Gross profit in Transportation increased $212,000 from the first quarter
last year.   The increase was due primarily to an increase of $172,000 in gains on the sale of equipment and reduced fuel costs.

Gross profit in the Real Estate segment increased $399,000.   This increase
was primarily due to gross profit of $188,000 on the sales of timber in the first quarter of 1998, the first quarter of 1997 included a write off of $134,000 in prior tenant improvement resulting from leasing existing space to a new tenant and higher rental income due to leasing this space and lease up of project under construction last year.

The selling, general and administrative expense remained stable.   Selling,
general and administrative expense as a percent of sales was 8.6% in the current quarter, down from 9.3% in the same quarter last year.

Interest expense increased $86,000 due primarily to an increase in the average debt outstanding and, to a lesser extent, an increase in the
average interest rate.   These increases were partially offset by a greater
capitalization of interest in fiscal 1998.



Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other.

During fiscal 1997, the transportation segment's ten largest customers accounted for approximately 31% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenue and income.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 10 to the consolidated financial statements included in the Company's 1997 Annual Report to stockholders. Such information is incorporated herein by reference.

                        PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 10 to the consolidated financial statements included in the Company's 1997 Annual Report to stockholders is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 8.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended December 31, 1997.




















                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 1998                     FRP PROPERTIES, INC.




                                     JAMES J. GILSTRAP
                                     James J. Gilstrap
                                     Treasurer and Chief Financial
                                       Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Controller and Chief Accounting
                                       Officer

                            FRP PROPERTIES, INC.
            FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

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




                                                                     Page No. in
                                                                     Sequential
                                                                     Numbering
(10)(e) Mining Lease Agreement, dated September 1, 1986, between Florida Rock Industries, Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. Previously filed with Form S-4 dated December
               13, 1988.  File No. 33-26115.

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