Form 10-Q
period 1998-03-31
FRP PROPERTIES INC
filed 1998-05-08
CIK 844059

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1998: 3,459,230 shares of $.10 par value common stock.
                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                            March 31,      September 30,
                                              1998             1997
ASSETS
Current assets:
 Cash and cash equivalents                  $    325         $    429
 Accounts receivable:
  Affiliates                                     174              283
  Other                                        5,711            5,506
 Less allowance for doubtful accounts           (267)            (258)
 Inventory of parts and supplies                 536              469
 Prepaid expenses and other                    1,999            2,120
  Total current assets                         8,478            8,549
Other assets:
 Real estate held for investment, at cost      5,771            5,771
 Goodwill                                      1,268            1,288
 Other                                         1,966            5,956
  Total other assets                           9,005           13,015
Property, plant and equipment, at cost       150,685          142,671
Less accumulated depreciation and
 depletion                                   (50,540)         (47,653)
  Net property, plant and equipment          100,145           95,018
                                            $117,628         $116,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  4,100         $  4,000
 Accounts payable:
  Affiliates                                     264               77
  Other                                        1,646            2,350
 Federal and state income taxes                  571              779
 Accrued liabilities                           2,826            3,439
 Long-term debt due within one year              426              418
  Total current liabilities                    9,833           11,063
Long-term debt                                30,438           30,647
Deferred income taxes                          7,195            7,243
Other liabilities                              3,976            3,895
Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,458,230 shares issued
  (3,439,235 at September 30, 1997)              346              344
 Capital in excess of par value               17,678           17,333
 Retained earnings                            48,162           46,057
  Total stockholders' equity                  66,186           63,734
                                            $117,628         $116,582
See accompanying notes.
                            FRP PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)

                                    THREE MONTHS              SIX MONTHS
                                   ENDED MARCH 31,          ENDED MARCH 31,
                                   1998       1997          1998        1997

Revenues:
  Affiliates                     $ 1,473      1,409         2,936       2,937
  Non-affiliates                  16,358     14,812        32,566      29,682
                                  17,831     16,221        35,502      32,619

Cost of operations                14,055     12,977        27,752      26,012

Gross profit                       3,776      3,244         7,750       6,607

Selling, general and
 administrative expense:
  Affiliates                         384        366           768         732
  Non-affiliates                   1,288      1,144         2,420       2,297
                                   1,672      1,510         3,188       3,029

Operating profit                   2,104      1,734         4,562       3,578

Interest expense                    (551)      (473)       (1,120)       (956)
Interest income                        3         14             8          21
Other income, net                     (1)        (1)           (1)          -

Income before income taxes         1,555      1,274         3,449       2,643
Provision for income taxes           606        497         1,345       1,031

Net income                       $   949        777         2,104       1,612

Basic earnings per
 common share                    $   .28        .22           .61         .46

Diluted earnings per
 common share                    $   .27        .22           .60         .45

Cash dividends                      NONE       NONE          NONE        NONE

Number of shares used in computing:
 Basic earnings per share          3,441      3,516         3,440       3,519

 Diluted earnings per share        3,489      3,554         3,491       3,561


See accompanying notes.






                             FRP PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                              (In thousands)
                                    (Unaudited)
                                                             1998       1997
Cash flows from operating activities:
 Net income                                                 $2,104      1,612
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  4,462      3,988
   Net changes in operating assets and liabilities:
    Accounts receivable                                        (93)      (381)
    Inventory of parts and supplies                            (67)        47
    Prepaid expenses                                           121        (76)
    Accounts payable and accrued liabilities                (1,607)       481
   Increase in deferred income taxes                           (61)       570
   Net change in insurance reserve and other
    liabilities                                                 79         54
   (Gain) loss on disposition of real estate, plant
     and equipment                                            (368)       131
   Other, net                                                   (3)       (19)
Net cash provided from operating activities                  4,567      6,407

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (5,238)    (6,133)
 Additions to other assets                                    (371)      (199)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              690         72
Net cash used in investing activities                       (4,919)    (6,260)

Cash flows from financing activities:
 Net increase in short-term debt                               100      1,000
 Repayment of debt                                            (201)      (137)
 Repurchase of Company stock                                   (33)    (1,904)
 Exercise of stock options                                     382        879

Net cash provided from financing activities                    248       (162)

Net increase (decrease) in cash and cash equivalents          (104)       (15)
Cash and cash equivalents at beginning of year                 429        313
Cash and cash equivalents at end of the period              $  325        298

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $  716        940
 Income taxes                                               $1,438        745
Non cash investing activities:
 Additions to property, plant and equipment from exchanges     284         20
Escrow cash included in other assets used to purchase
  property, plant and equipment                             $3,811          -

See accompanying notes.
                      FRP PROPERTIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         MARCH 31, 1998
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1997.

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











                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                           Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                         Three Months            Six Months
                            Ended March 31,          Ended March 31,
                            1998       1997          1998       1997
Revenues:
  Transportation          $15,673     14,318        31,001     28,700
  Real estate               2,158      1,903         4,501      3,919
                          $17,831     16,221        35,502     32,619
Cost of operations:
  Transportation          $13,141     12,147        25,992     24,264
  Real estate                 914        830         1,760      1,748
                          $14,055     12,977        27,752     26,012
Gross profit:
  Transportation          $ 2,532      2,171         5,009      4,436
  Real estate               1,244      1,073         2,741      2,171
                          $ 3,776      3,244         7,750      6,607


For the second quarter and first six month of fiscal 1998, ended March 31, 1998, consolidated revenues increased 9.9% and 8.8%, respectively, over the
same periods last year.   The Transportation segment revenues for the
second quarter and first half increased 9.5% and 8.0%, respectively, due principally to an increase in miles hauled coupled with a slight increase in the average hauling price. Real Estate revenues increased 13.4% for the second quarter and 14.9% for the first half from the same period last year. Real Estate increase in revenues was primarily due to $195,000 of timber sales in fiscal 1998, lease up from a warehouse/office building that was under construction in the first half of 1997, and increased mining royalties.

Gross profit in Transportation increased $361,000 for the second quarter and $573,000 for the first six months from the same periods last year. The increase was due primarily to increased gains on the sale of equipment and
increased revenues.   Variances in fuel costs continued to be positive but
were largely offset by an increase in drivers wages.   Equipment sales
increased $191,000 for the second quarter and $363,000 for the six months.

Gross profit in the Real Estate segment increased $171,000 for the second
quarter and $570,000 for the first six months.   The improvement for the
second quarter was primarily due to one warehouse being vacated for two months of last year and lease up of a warehouse/office building that was
under construction last year.   For the first six months the increase was
primarily due to gross profit of $188,000 on the sales of timber in the first half of 1998, the first half of 1997 included a write off of $134,000 in prior tenant improvement resulting from leasing existing space to a new tenant and higher rental income due to leasing this space and lease up of project under construction last year.

The selling, general and administrative expense increased $162,000 for the second quarter, and $159,000 for the first six months from the same periods
last year.   Selling, general and administrative expense as a percent of sales was 9.4% for the second quarter which was level with the same period last year, and for the first six months was 9.0% compared to 9.3% last year.

Interest expense increased $78,000 for the second quarter, and $164,000 for the first six months due primarily to an increase in the average debt outstanding and, to a lesser extent, an increase in the average interest
rate.   These increases were partially offset by a greater capitalization of interest in fiscal 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On February 4, 1998, the Company held its annual shareholders meeting. At the meeting the stockholders elected the following directors by the vote shown:

                             TERM      VOTES     VOTES      BROKER
                            ENDING      FOR     ABSTAIN    NONVOTES

Edward L. Baker               2002    3,164,667     525       -0-
Thompson S. Baker, II         2002    3,164,664     528       -0-
Radford D. Lovett             2002    3,164,667     525       -0-
Martin E. Stein, Jr.          2002    3,164,667     525       -0-

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 8.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 1998                          FRP PROPERTIES, INC.




                                     JAMES J. GILSTRAP
                                     James J. Gilstrap
                                     Treasurer and Chief Financial
                                       Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Controller and Chief Accounting
                                       Officer

                            FRP PROPERTIES, INC.
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

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