Form 10-Q
period 1998-06-30
FRP PROPERTIES INC
filed 1998-08-13
CIK 844059

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 1998: 3,468,225 shares of $.10 par value common stock.
                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                             June 30,      September 30,
                                              1998             1997
ASSETS
Current assets:
 Cash and cash equivalents                  $    321         $    429
 Accounts receivable:
  Affiliates                                     273              283
  Other                                        6,437            5,506
 Less allowance for doubtful accounts           (270)            (258)
 Inventory of parts and supplies                 420              469
 Prepaid expenses and other                    1,834            2,120
  Total current assets                         9,015            8,549
Other assets:
 Real estate held for investment, at cost      5,771            5,771
 Goodwill                                      1,258            1,288
 Other                                         2,011            5,956
  Total other assets                           9,040           13,015
Property, plant and equipment, at cost       155,120          142,671
Less accumulated depreciation and
 depletion                                   (51,796)         (47,653)
  Net property, plant and equipment          103,324           95,018
                                            $121,379         $116,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  5,400         $  4,000
 Accounts payable:
  Affiliates                                      69               77
  Other                                        2,277            2,350
 Federal and state income taxes                  482              779
 Accrued liabilities                           3,156            3,439
 Long-term debt due within one year              431              418
  Total current liabilities                   11,815           11,063
Long-term debt                                30,320           30,647
Deferred income taxes                          7,797            7,243
Other liabilities                              3,998            3,895
Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,461,230 shares issued
  (3,439,235 at September 30, 1997)              346              344
 Capital in excess of par value               17,756           17,333
 Retained earnings                            49,347           46,057
  Total stockholders' equity                  67,449           63,734
                                            $121,379         $116,582
See accompanying notes.
                            FRP PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)

                                    THREE MONTHS               NINE MONTHS
                                   ENDED JUNE 30,            ENDED JUNE 30,
                                   1998       1997           1998       1997

Revenues:
  Affiliates                     $ 1,616        672         4,552       3,609
  Non-affiliates                  17,386     16,861        49,952      46,543
                                  19,002     17,533        54,504      50,152

Cost of operations                14,665     13,456        42,417      39,468

Gross profit                       4,337      4,077        12,087      10,684

Selling, general and
 administrative expense:
  Affiliates                         384        355         1,152       1,087
  Non-affiliates                   1,441      1,149         3,861       3,446
                                   1,825      1,504         5,013       4,533

Operating profit                   2,512      2,573         7,074       6,151

Interest expense                    (574)      (543)       (1,694)     (1,499)
Interest income                        2          8            10          29
Other income, net                      3          -             2           -

Income before income taxes         1,943      2,038         5,392       4,681
Provision for income taxes           758        795         2,103       1,826

Net income                       $ 1,185     $1,243         3,289       2,855

Basic earnings per
 common share                    $   .34        .36           .95         .81

Diluted earnings per
 common share                    $   .34        .35           .94         .80

Cash dividends                      NONE       NONE          NONE        NONE

Number of shares used in computing:
 Basic earnings per share          3,460      3,483         3,447       3,507

 Diluted earnings per share        3,502      3,521         3,494       3,547


See accompanying notes.






                             FRP PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                              (In thousands)
                                    (Unaudited)
                                                             1998       1997
Cash flows from operating activities:
 Net income                                                 $3,289      2,855
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  6,771      6,123
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (919)      (303)
    Inventory of parts and supplies                             49        (15)
    Prepaid expenses                                           286        100
    Accounts payable and accrued liabilities                  (536)     1,175
   Increase in deferred income taxes                           430        724
   Net change in insurance reserve and other
    liabilities                                                102         74
   (Gain) loss on disposition of real estate, plant
     and equipment                                            (404)        61
   Other, net                                                    7        (26)
Net cash provided from operating activities                  9,075     10,768

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (11,238)   (10,700)
 Additions to other assets                                    (452)      (404)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              995         30
Net cash used in investing activities                      (10,695)   (11,074)

Cash flows from financing activities:
 Net increase in short-term debt                             1,400      2,600
 Repayment of debt                                            (314)      (218)
 Repurchase of Company stock                                   (34)    (3,031)
 Exercise of stock options                                     460        879

Net cash provided from financing activities                  1,512        230

Net increase (decrease) in cash and cash equivalents          (108)       (76)
Cash and cash equivalents at beginning of year                 429        313
Cash and cash equivalents at end of the period              $  321        237

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $1,706      1,485
 Income taxes                                               $1,648        784
Non cash investing activities:
 Additions to property, plant and equipment from exchanges     621        391
Escrow cash included in other assets used to purchase
  property, plant and equipment                             $3,811          -

See accompanying notes.
                      FRP PROPERTIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1998
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1997.

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











                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                           Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                         Three Months            Nine Months
                           Ended June 30,           Ended June 30,
                            1998       1997          1998       1997
Revenues:
  Transportation          $16,699     15,364        47,700     44,064
  Real estate               2,303      2,169         6,804      6,088
                          $19,002     17,533        54,504     50,152
Cost of operations:
  Transportation          $13,796     12,641        39,788     36,905
  Real estate                 869        815         2,629      2,563
                          $14,665     13,456        42,417     39,468
Gross profit:
  Transportation          $ 2,903      2,723         7,912      7,159
  Real estate               1,434      1,354         4,175      3,525
                          $ 4,337      4,077        12,087     10,684


For the third quarter and first nine months of fiscal 1998, ended June 30, 1998, consolidated revenues increased 8.4% and 8.7%, respectively, over the same periods last year. The Transportation segment revenues for the third quarter and first nine months increased 8.7% and 8.3%, respectively, due an increase in miles hauled. Real Estate revenues increased 6.2% for the third quarter and 11.8% for the first nine months from the same period last year. The real estate revenue increase for the third quarter was due to higher
royalties and rental income.   For the first nine months the increase in
revenues was primarily due to $195,000 of timber sales in fiscal 1998, lease up from a warehouse/office building that was under construction in the first nine months of 1997, and increased mining royalties.

Gross profit in Transportation increased $180,000 for the third quarter and $753,000 for the first nine months from the same periods last year. The
increase for the third quarter was primarily due to higher revenues.   The
increase for the first nine months was due primarily to increased gains on
the sale of equipment and increased revenues.   Increase in drivers wages
and benefits continue to negatively impact gross profit.   Equipment sales
increased $323,000 for the nine months.

Gross profit in the Real Estate segment increased $80,000 for the third
quarter and $650,000 for the first nine months.   The improvement for the
third quarter was primarily higher occupancy and income producing space
under management.   For the first nine months the increase was primarily
due to gross profit of $188,000 on the sales of timber in the first nine months of 1998, the first nine months of 1997 included a write off of $134,000 in prior tenant improvement resulting from leasing existing space to a new tenant and higher rental income due to leasing this space and lease up of project under construction last year.

The selling, general and administrative expense increased $321,000 for the third quarter and $480,000 for the first nine months from the same periods
last year.   Selling, general and administrative expense as a percent of sales was 9.6% for the third quarter as compared to 8.6% last year, and for
the first nine months was 9.2% compared to 9.0% last year.   The increase
was primarily attributable to costs incurred for various special projects and business development opportunities related to transportation.

Interest expense increased $31,000 for the third quarter, and $195,000 for the first nine months due primarily to an increase in the average debt outstanding and, to a lesser extent, an increase in the average interest
rate.   These increases were partially offset by a greater capitalization of interest in fiscal 1998.

Year 2000 Conversion

The Company, like most entities relying on automated data processing is faced with the task of modifying systems to become Year 2000 compliant. The Company has analyzed its Year 2000 exposure and developed plans for addressing the Year 2000 exposure as well as reengineering selective
systems to enhance their functionality.   As a result, the Company has
purchased new state of the art software and hardware for its tank truck dispatching and maintenance system that is represented to be Year 2000 compliant to replace its existing systems.

The Company purchases from an affiliate, Florida Rock Industries, Inc.(FRI) certain administrative services including automated data processing(Purchased Services). FRI is in the process of updating its systems to be Year 2000 compliant. The Company has reviewed FRI's plan and is monitoring the progress of this plan as it relates to the Purchased Services.

The costs associated with the purchase and installation of the tank truck dispatching and maintenance software and hardware will be capitalized and amortized over the estimated useful life of the software or equipment. Other costs associated such as selection, training and reengineering of the
existing processing are being expensed as incurred.   Based on current
information, the expected costs of the systems are not expected to be material to the financial condition or results of operations of the Company.

The Company presently feels it is addressing in a timely manner the major issues related to the Year 2000 and any significant disruptive problems in
its ability to conduct its business as a result are unlikely.   However,
despite efforts and initiatives undertaken by the Company, total assurances can not be given that absolute compliance can be achieved. There can be no guarantees that the computer systems of other entities on which the Company relies will be converted in a timely manner or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations. The Company is considering other steps to reduce these risks, including requests for assurances from third parties concerning their Year 2000 compliance.


Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1998.

















                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1998                      FRP PROPERTIES, INC.



                                     JAMES J. GILSTRAP
                                     James J. Gilstrap
                                     Treasurer and Chief Financial
                                       Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Controller and Chief Accounting
                                       Officer

                            FRP PROPERTIES, INC.
              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

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