Form 10-K
period 1998-09-30
FRP PROPERTIES INC
filed 1998-12-10
CIK 844059

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 1998
                                OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
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

At December 1, 1998 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $49,572,000. At such date there were 3,463,225 shares of the registrant's Stock outstanding.

               Documents Incorporated by Reference

Portions of the FRP Properties, Inc. 1998 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the FRP Properties, Inc. Proxy Statement dated December 14, 1998 are incorporated by reference in Part III.
                              PART I

Item 1. BUSINESS.

FRP Properties, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses. Florida Rock & Tank Lines, Inc.("Tank Lines") and SunBelt Transport, Inc. ("SunBelt"), wholly owned subsidiaries, are southeastern transportation companies concentrating in the hauling, by motor carrier, of liquid and dry bulk commodities and materials on flatbed trailers.
Another wholly owned subsidiary, Florida Rock Properties, Inc. ("Properties"), owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"). The Company also holds certain other real estate for investment. Other wholly owned subsidiaries of the Company, own and are developing certain industrial rental properties near Baltimore, Maryland. Substantially all of the Company's operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company has two major business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 8 to the consolidated financial statements included in the accompanying 1998 Annual Report to stockholders and is incorporated herein by reference.

FRI accounted for approximately 8.5% of the Company's consolidated revenues for fiscal 1998.

Revenues from royalties and from the dump and flatbed truck fleet operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.

Transportation. Tank Lines is engaged in hauling liquid and dry bulk commodities in tank and dump trucks. SunBelt is engaged in hauling building and construction materials on flatbed trailers. Information as to the Transportation operations' revenue by principal markets is presented on page 6 of the accompanying 1998 Annual Report to stockholders under the caption, "Management Analysis" and is incorporated herein by reference.

The Company's owned and leased dump truck fleet hauls principally construction aggregates from terminals in Fort Myers, and Orlando, Florida. There are from 8 to 12 major competitors in each of the Company's markets and numerous small competitors in all markets. The Company normally experiences considerable competition in all of its markets.

The Company's owned and leased tank truck fleet hauls liquid and dry bulk commodities, including petroleum and chemicals. It operates from terminals in Jacksonville, Ft. Myers, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Knoxville and Nashville, Tennessee; and Birmingham, Alabama. It also has a central dispatch/offices in Greenville, South Carolina and Dalton, Georgia. The Company has from 4 to 8 major tank truck competitors in each of its markets.

The Company's owned flatbed fleet is based at Jacksonville and Tampa, Florida and Savannah, Georgia and hauls building and construction materials in 12 southeastern states. There are 10 major competitors in the Company's market area and numerous small competitors in the various states served.

At September 30, 1998, the Company had placed orders and was committed to purchasing tractors and trailers costing approximately $9,900,000.

Price, service, and terminal location are the major factors which affect competition within a given market.

During fiscal 1998 the transportation segment's ten largest customers accounted for approximately 33% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

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

Additional information about the Company's Real Estate segment is contained on page 2 under the captions "FRP Development Corp." and in Note 11 to the consolidated financial statements included in the accompanying 1998 Annual Report to stockholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space in the Baltimore-Washington markets continued to be successful. One hundred percent of the warehouse/office space built by the Company over the last several years was leased at September 30, 1998.

Price, location, rental space availability, structural design and flexibility are the major factors which affect competition in the warehouse rental market. The Company experiences considerable competition in all of its markets.

In fiscal 1998 real estate revenues, excluding the sale of real estate, were divided approximately 49% from mining and minimum royalties and 51% from rentals. FRI accounted for approximately
57% of such revenue.

Environmental Matters.   While the Company is affected by
environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 10 to the consolidated financial statements included in the accompanying 1998 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K, and such information is incorporated herein by reference.

Employees. The Company employed approximately 732 people in its Transportation Group, 19 people in its Real Estate Group, and 2 people in its Corporate offices at September 30, 1998.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., and Maryland.

Transportation Properties. At September 30, 1998 the Company operated an owned (541) and leased (5) fleet of 546 trucks and had 18 sites for its trucking terminals in Florida, Georgia, Alabama and Tennessee totaling approximately 80 acres. Of these acres, the Company owned approximately 74 and leased approximately 6. The Company also leases central dispatch/offices in Greenville, South Carolina and Dalton, Georgia. The lease terms run from year-to-year.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 1998, substantially all of which are leased to FRI.

                                             Tons of
                               Tons Mined   Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/98     9/30/98  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns fourteen
 locations currently being
 mined located at
 Brooksville, Astatula,
 Miami, Grandin, Gulf
 Hammock, Keuka, Lake Wales,
 and in Marion and Lake
 Counties, Florida; Forest
 Park, Macon and Tyrone,
 Georgia; St. Mary's County,
 Maryland; and Manassas,
 Virginia.                         8,614     311,000     17,113

The Company owns three locations
 being leased but not currently
 being mined, located at Ft.
 Myers and Newberry, Florida
 and Columbus, Georgia.                -     136,000      3,363

Other Properties. The Company owns approximately 120 acres of land in Virginia and Washington, D.C. and an office building and approximately 6 acres in Florida which are leased to FRI. The Company owns four parcels of land near Baltimore, Maryland. One contains approximately 11 acres with a commercial warehouse and office space (162,587 square feet), which at November 1, 1998 was 100% leased. The second contains approximately 17 acres with 195,615 square feet of commercial warehouse and office space of which at November 1, 1998 was 100% leased. The third contains approximately 10 acres with 187,517 square feet of commercial/warehouse space that was 100% leased at November 1, 1998. The fourth contains 8.5 acres with an office building (28,533 square feet) which is 6% occupied by the Company with the balance 100% leased, including a portion leased to FRI. In October 1996, the Company purchased 134 acres of land in Harford County, Maryland. The site is being used for the development of the Lakeside Business Park. A 5.2 acre section has been developed with 105,803 square feet of commercial warehouse space that was 100%
leased on November 1, 1998.   Two sections of 4.15 acres each with
approximately 133,000 square feet were under construction at
September 30, 1998.   The first section with 65,520 square feet was
100% pre-leased at year end. In addition, the Company owns approximately 11,183 acres of investment and other real estate, of which approximately 7,738 acres are in Suwannee and Columbia Counties, Florida.

The Company purchased a 59 acre tract in Anne Arundel County, Maryland near the Baltimore-Washington International Airport in May
1998.   The project, Hillside Business Park, will provide the
Company an opportunity to develop 600,000 square feet of
warehouse/office space.   Grading and infrastructure work on the
site will begin in the spring of 1999, and construction of the first building is anticipated to commence during the fall of 1999.

As part of the Company's ongoing asset management activities, it has made application before the Zoning Commission of the District of Columbia to re-zone its 5.8 acre site on the banks of the Anacostia River from industrial to Plan Unit Development(PUD). Approval of the application would allow the development of a 1.5 million square foot commercial office component together with
associated waterfront enhancements.   The Company expects that a
final zoning order will be issued in early 1999.

At September 30, 1998 certain property, plant and equipment having a carrying value of $22,415,000 was pledged on certain notes and contracts with an outstanding principal balance totaling
$18,832,000 on such date.

In addition, certain properties having a carrying value at September 30, 1998 of $1,620,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company.

Item 3.  LEGAL PROCEEDINGS.

Note 10 to the Consolidated Financial Statements included in the accompanying 1998 Annual Report to stockholders is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.

                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

There were approximately 846 holders of record of FRP Properties, Inc. common stock, $.10 par value, as of December 1, 1998. The Company's common stock is traded on the Nasdaq Stock Market (Symbol
FRPP). Information concerning stock prices is included under the caption "Quarterly Results" on page 5 the Company's 1998 Annual Report to stockholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend during the past two years. It is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 1998 Annual Report to stockholders and such information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 1998
Annual Report to stockholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the caption "Management Analysis" on page 5, 6 and 7; under the caption "Capital Expenditures" on page 2; and in Notes 1 through 11 to the consolidated financial statements included in the accompanying 1998 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A QUANTITIVE AND QUALITATIVE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest
rates.   For its cash and cash equivalents a change in interest
rates effects the amount of interest income that can be earned. For its debt instruments changes in interest rates effect the amount of interest expense incurred.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:




Interest rate sensitivity
                     1999 2000 2001 2002 2003 Thereafter Total Fair Value

Liabilities:

Bank lines of credit $ 1,600                                1,600   1,600
Weighted average
Interest rate            6.1%

Long-term debt at
 Fixed rates         $   533  579  628  681  738   15,673  18,832  19,996
Weighted average
 Interest rate           8.1% 8.1  8.1  8.1  8.1      8.1

Bank Revolving Credit
 Variable interest   $15,000                               15,000  15,000
 Rate
Weighted average
 Interest               6.2%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 8 through 17 of the Company's 1998 Annual Report to stockholders. Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office            Position Since

Edward L. Baker      63  Chairman of the Board    May   3, 1989
John E. Anderson     53  President & Chief        Feb. 17, 1989
                          Executive Officer
John R. Mabbett III  39  Vice President and       Feb.  4, 1993
                          Secretary
Ish Copley           65  President of SunBelt     Aug.  9, 1992
                          Transport, Inc., the
                          Company's flatbed
                          trucking operation
David H.
 deVilliers, Jr.     47  Vice President           June  1, 1989
James J. Gilstrap    51  Treasurer, Assistant     Aug.  6, 1997
                          Secretary and Chief
                          Financial Officer
Wallace A. Patzke,   51  Controller and Chief     Aug.  6, 1997
 Jr.                      Accounting Officer

All of the above officers have been employed in their respective positions for the past five years, except James J. Gilstrap and Wallace A. Patzke,Jr.

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

John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are on the Board of Directors of the Company.

All executive officers of the Company are elected annually by the Board of Directors.

Information concerning directors, required in response to this Item 10, is included under the captions "Election of Directors" and
Section 16(a) Beneficial Ownership Reporting Compliance in the
Company's Proxy Statement dated December 14, 1998; and such information is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee
Report," "Compensation Committee Interlocks and Insider
Participation," and "Shareholder Return Performance" in the
Company's Proxy Statement dated December 14, 1998; and such information is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 14, 1998; and such information is incorporated herein by reference.




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider
Participation" and  "Certain Relationships and Related
Transactions" in the Company's Proxy Statement dated December 14,
1998 and in Note 2 captioned "Transactions with related parties" in the Company's 1998 Annual Report to stockholders; and such information is incorporated herein by reference.

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

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRP PROPERTIES, INC.


Date:  December 2, 1998                  By JAMES J. GILSTRAP
                                           James J. Gilstrap
                                    Treasurer, Assistant Secretary and
                                     Chief Financial Officer

                                     By WALLACE A. PATZKE, JR.
                                    Wallace A. Patzke, Jr.
                                    Controller and Chief Accounting
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 2, 1998.


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








                       FRP PROPERTIES, INC.
      FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                          EXHIBIT INDEX
                         [Item 14(a)(3)]
                                                Page No. in
                                                 Sequential
                                                  Numbering
(3)(a)(1)     Articles of Incorporation of FRP Properties,
              Inc.   Previously filed with Form S-4 dated
              December 13, 1988. Filed No. 33-26155.

(3)(a)(2) Amendment to the Articles of Incorporation of FRP Properties, Inc. filed with the Secretary of State of Florida on February 19, 1991. Previously filed with Form 10-K for the fiscal
              year ended September 30, 1993.    Filed No.
              33-26115.

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

(4)(a) Articles III, VII and XII of the Articles of Incorporation of FRP Properties, Inc. Previously filed with Form S-4 dated December
              13, 1988.   And amended Article III filed with
              Form 10-K for the fiscal year ended September
              30, 1993.   And Articles XIII and XIV
              previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 33-26115.

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

(4)(c)(1) First Amendment dated as of September 30, 1998 to the Credit Agreement dated as of November
              15, 1995.








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

(10)(c)       Various lease backs and mining royalty
              agreements with Florida Rock Industries,
              Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated September
              1, 1986, between Florida Rock Industries
              Inc. and Florida Rock Properties, Inc.,
              successor by merger to Grand in Land, Inc.
              (see Exhibit (10)(e)), but all of which
              may be material in the aggregate.
              Previously filed with Form S-4 dated
              December 13, 1988.  File No. 33-26115.

(10)(d)       License Agreement, dated June 30, 1986,
              from Florida Rock Industries, Inc. to
              Florida Rock & Tank Lines, Inc. to use
              "Florida Rock" in corporate names.
              Previously filed with Form S-4 dated
              December 13, 1988.  File No. 33-26115.

(10)(e)       Mining Lease Agreement, dated September 1,
              1986, between Florida Rock Industries,
              Inc. and Florida Rock Properties, Inc.,
              successor by merger to Grand in Land, Inc.
               Previously filed with Form S-4 dated
              December 13, 1988.  File No. 33-26115.

(10)(f)       Summary of Medical Reimbursement Plan of
              FRP Properties, Inc.  Previously filed
              with Form 10-K for the fiscal year ended
              September 30, 1993.  File No. 33-26115.












                                                         Page No. in
                                                         Sequential
                                           Numbering
(10)(g) Split Dollar Agreement dated October 3, 1984, between Edward L. Baker and Florida Rock
              Industries, Inc. and assignment of such
              agreement, dated January 31, 1986 from Florida
              Rock Industries, Inc. to Florida Rock & Tank
              Lines, Inc. Previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

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

(10)(i)(1)    FRP Properties, Inc. 1989 Employee Stock
              Option Plan.   Previously filed with Form S-4
              dated December 13, 1988.  File No. 33-26115

(10)(i)(2)    FRP Properties, Inc. 1995 Stock Option Plan.
              Previously filed as an appendix to the
              Company's Proxy Statement dated December 15,
              1994.

(11)          Computation of Earnings Per Common Share.

(13)          The Company's 1998 Annual Report to
              stockholders, portions of which are
              incorporated by reference in this Form 10-K.
              Those portions of the 1998 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22) Subsidiaries of Registrant at September 30, 1998: Florida Rock & Tank Lines, Inc. (a Florida corporation) Florida Rock Properties, Inc. (a Florida corporation) FRP Development Corp. (a Maryland corporation) FRP Maryland, Inc. (a Maryland corporation) 34 Loveton Center Limited Partnership (a Maryland limited partnership) FRTL, Inc. (a Florida corporation)SunBelt Transport, Inc. (a Florida Corporation)Oz Limited Partnership (a Maryland limited partnership) FRP Delaware, Inc. (a Delaware corporation) FRP Lakeside L.P. (a Maryland limited partnership) FRP Lakeside
              L.L.P. (a Maryland limited partnership)    FRP
         Hillside L.L.C. (a Maryland limited liability corporation)

(23)(a)       Consent of Deloitte & Touche LLP,
              Independent Certified Public Accountants, appears on page 16 of this Form 10-K.

(27)          Financial Data Schedule

                      FRP PROPERTIES, INC.
 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                    (Item 14(a) (1) and 2))


                                                            Page

Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1998
    and 1997                                                9(a)

  For the years ended September 30, 1998, 1997 and 1996:
    Consolidated statement of income                        8(a)
    Consolidated statement of stockholders' equity         11(a)
    Consolidated statement of cash flows                   10(a)
  Notes to consolidated financial statements            12-16(a)
  Selected quarterly financial data (unaudited)             5(a)

  Independent Auditors' Report                             17(a)

Consent of Independent Certified Public Accountants        18(b)

Consolidated Financial Statement Schedules:

Independent Auditors' Report                               19(b)

 II - Valuation and qualifying accounts                    20(b)

III - Real estate and accumulated depreciation and
    depletion                                           21-22(b)

(a)      Refers to the page number in the Company's
         1998 Annual Report to stockholders. Such information is incorporated by reference in
         Item 8 of this Form 10-K.

(b)      Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements. Independent Auditors' Consent


We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-43215) pertaining to the FRP Properties, Inc. 1989 Stock Option Plan and in the related Prospectus of our report dated December 1, 1998, appearing in and incorporated by reference in this Annual Report (Form 10-K) for the year ended September 30, 1998.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 10, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of FRP Properties, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of FRP Properties, Inc. and subsidiaries ("FRP") as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated December 1, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRP, listed in Item 14. These financial statement schedules are the responsibility of FRP's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1998

                           FRP PROPERTIES, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                 BALANCE
                  AT BEGIN.  COST AND    OTHER                       AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS      OF YEAR
Year Ended
September 30, 1998:

Allowance for
 doubtful accounts $257,952     $12,000          -     ($2,366)(a)   $272,318

Accrued risk
 insurance       $4,217,714  $4,401,537          -   $4,073,794(b) $4,545,457
Accrued health
 insurance         $964,698   1,340,998          -    1,463,907(b)    841,789
Totals -
 insurance       $5,182,412  $5,742,535        $0    $5,537,701   $5,387,246


Year Ended
September 30, 1997:

Allowance for
 doubtful accounts $233,537     $18,000          -       ($6,415)(a)  $257,952


Accrued risk
 insurance        $3,828,654 $3,113,219         -    $2,724,159(b)$4,217,714
Accrued health
 insurance          $777,199  1,246,760         -     1,059,261(b)   964,698
Totals -
 insurance        $4,605,853 $4,359,979        $0    $3,783,420   $5,182,412


Year Ended
September 30, 1996:

Allowance for
 doubtful accounts $218,474     $18,000         -        $2,937(a) $233,537


Accrued risk
 insurance        $2,736,665  $3,240,572        -     $2,148,583(b) $3,828,654
Accrued health
 insurance         $817,487     750,842        -        791,130(b)    777,199

Totals -
 insurance       $3,554,152  $3,991,414       $0    $2,939,713   $4,605,853

(a) Accounts written off less recoveries
(b) Payments











                        FRP PROPERTIES, INC.
SCHEDULE III(CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                             DEPLETION
                          SEPTEMBER 30, 1998
                                              Cost capi-     Gross amount                Date            Deprecia-
                    Encumb-      Initial cost talized        at which      Accumulated    Of    Date     tion Life
County     State     rances      to           subsequent     carried at    Depreciation Constr- Acquired Computed
                                 Company      to acquisition end of period                tion                            on:
                                                                 (a)
Construction Aggregates
Alachua    Florida               $1,588,458     $ 7,509     $1,595,967     $53,748        n/a   4/86     unit
Clay       Florida                  964,972      15,666        980,638           -        n/a   4/86     unit
Clayton    Georgia                  381,787           0        381,787       2,597        n/a   4/86     unit
Dade       Florida                9,374,660           0      9,374,660   6,284,975        n/a   4/86     unit
Fayette    Georgia    120,023       400,872           0        400,872      39,474        n/a   4/86     unit
Hernando   Florida                2,127,533           1      2,127,553   1,096,089        n/a   4/86     unit
Lake       Florida                1,464,625      20,528      1,485,153   1,011,808        n/a   4/86     unit
Lee        Florida                4,690,269           0      4,690,269           -        n/a   4/86     unit
Floyd      Georgia                  300,000           0        300,000           -        n/a   4/86     unit
Levy       Florida                1,280,643      83,365      1,364,008     352,520        n/a   4/86     unit
Marion     Florida                1,180,366           0      1,180,366     599,478        n/a   4/86     unit
Monroe     Florida                  840,442           0        840,442     174,573        n/a   4/86     unit
Muscogee   Georgia                  368,674           0        368,674      45,000        n/a   4/86     unit
Polk       Florida                  120,502           0        120,502      75,285        n/a   4/86     unit
Prince Wil.Virginia                 298,463           0        298,463     236,246        n/a   4/86     unit
Putnam     Florida               15,014,681      86,752     15,101,433   2,180,058        n/a   4/86     unit
St. Marys  Maryland               1,269,878           0      1,269,878     497,437        n/a   4/86     unit
                    120,023      41,666,825     213,821     41,880,646  12,649,288
Land Rental Property
District of Columbia              2,901,869     1,555,992    4,457,861     869,422        n/a   4/86     unit
Fairfax    Virginia               2,035,013             0    2,035,013           -        n/a   4/86     unit
Putnam     Florida                  193,584      (23,772)      169,812     116,580        n/a   4/86     unit
Spalding   Georgia                   19,572             0       19,572           -        n/a   4/86     unit
Suwannee   Florida                4,252,091       293,018    4,545,109     691,545        n/a   4/86     unit
                          0       9,402,129     1,825,238   11,227,367   1,677,547
Commercial Property
Baltimore   Maryland 1,662,968      439,120     2,390,803    2,829,923     843,558       1990   10/89    31 yr.
Baltimore   Maryland 4,707,763      961,379     9,584,490   10,545,869   1,006,076       1992   12/91    31 yr.
Duval       Florida               2,804,344       140,519    2,944,863   1,750,625        n/a    4/86    20 yr.
Harford     Maryland              1,754,300    10,006,229   11,760,529     42,937        1996    8/95    31 yr.
Jessup      Maryland 7,981,784    3,069,284     2,971,684    6,040,968  1,237,734        1987    9/88    31 yr.
Linthicum   Maryland 4,359,779      911,060     6,539,375    7,450,435  1,780,342        1989    9/88    31 yr.
Orange      Florida                  57,047             0       57,047     12,046         n/a    4/86    10 yr.
                    18,712,294    9,996,534    31,633,100   41,629,634  6,673,318
Investment Property
Caroline    Virginia                212,876         6,856      219,732          -         n/a    4/86    unit
Duval       Florida                 693,553        26,889      720,442          -         n/a    4/86      -
Fairfax     Virginia                273,198             0      273,198          -         n/a    4/86      -
Fayette     Georgia                 283,875             0      283,875          -         n/a    4/86      -
HillsboroughFlorida                 187,161             0      187,161          -         n/a    4/86      -
Lee         Florida                 270,641         1,950      272,591    138,527         n/a    4/86    unit
Suwannee    Florida                 557,694       (68,216)     489,478    138,224         n/a    4/86    unit
                           0      2,478,998       (32,521)   2,446,477    276,751

Miscellaneous                     1,056,454        61,701    1,118,155    378,489

GRAND TOTALS     $18,832,317    $64,600,940   $33,701,339  $98,302,279$21,655,393

    (a)  The aggregate cost for Federal income tax purposes is $96,628,277.


                      FRP PROPERTIES, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                        1998          1997         1996

Gross Carrying Cost of Real Estate:

Balance at beginning of period      $86,939,335   $80,950,619   $78,633,725

Additions during period:
  Acquisitions through foreclosure            -             -             -
  Other acquisitions                  2,241,837     3,500,646     2,016,371
  Improvements, etc.                  5,480,287     2,725,828     2,811,488
  Reclassification of deposit                 -             -             -
  Other (transfers)                   3,811,104             -             -

Deductions during period:
  Cost of real estate sold              170,284       237,758       510,965
  Other  (abandonments)                       -             -             -
  Other (transfers
    to Transportation)                        -             -             -

Balance at close of period          $98,302,279   $86,939,335   $80,950,619

Accumulated Depreciation & Depletion:

Balance at beginning of period      $19,463,097   $17,440,035   $15,521,665

Additions during period:
  Charged to cost & expense           2,278,379     2,108,105     1,994,854
  Other (transfers from
    Transportation)                           -             -             -

Deductions during period:
  Cost of real estate sold               86,083        85,043        76,484
  Other  (abandonments)                       -             -             -

Balance at close of period          $21,655,393   $19,463,097   $17,440,035

Annual Report 1998

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)


                                                                  %
                                             1998      1997     Change

Revenues                                   $73,974    68,844     + 7.5
Gross profit                               $16,493    14,908     +10.6
Operating profit                           $ 9,625     8,977     + 7.2
Income before income taxes                 $ 7,343     6,984     + 5.1
Net income                                 $ 4,480     4,260     + 5.2

Per common share:
  Basic earnings per share                $  1.30      1.22     + 6.6
  Diluted earnings per share              $  1.28      1.21     + 5.8
  Stockholder's equity                    $ 19.83     18.53     + 7.0

1998 CORPORATE HIGHLIGHTS

Revenues - up 7.5% to $73,974,000

Gross profit - up 10.6% to $16,493,000

Net income - up 5.2% to $4,480,000

Diluted earnings per share - up 5.8% to $1.28 per share

$37,400,000 of borrowing capacity is available under the Company's credit agreements at September 30, 1998

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

To Our Stockholders:

     Fiscal 1998 was a year of continued progress with our corporate initiatives which remained consistent to the short and long-term goals in both the Transportation and Real Estate businesses.

Results. Revenues for fiscal 1998 were $73,974,000, a 7.5% increase over $68,844,000 in fiscal 1997. Transportation revenues increased 7.5% due to continued growth and expansion in both SunBelt Transport, Inc. and Florida Rock & Tank Lines, Inc. Real estate revenues increased 6.9% principally as the result of increased rental income and timber sales. Real estate property sales approximated $426,000 in fiscal 1998 versus $837,000 in 1997.

     Gross profit of $16,493,000 increased 10.6% from $14,908,000 in fiscal 1997. The Transportation Group's gross profit for fiscal
1998 increased 10.7% from last year as result of higher miles hauled. The Real Estate Group's gross profit was 10.5% above last year principally because of increased rental income.

     Selling, general and administrative expenses were up 15.8% in 1998 to $6,868,000 as compared to $5,931,000 in 1997. The increase is primarily attributed to non-recurring costs incurred for various projects, incentive compensation, staffing and expenses associated with system upgrades necessary for Year 2000 compliance.

     Net income increased 5.2% to $4,480,000 from $4,260,000 in fiscal 1997. Diluted earnings per share increased 5.8% to $1.28 from $1.21 last year.

FRP Development Corp. The Company's real estate strategy of developing high quality, flexible warehouse/office space in carefully selected markets continued to be successful. At September 30, 1998 the Company's operating properties totaling 680,000 square feet were fully leased. In addition, approximately 133,000 square feet is currently under construction of which 49% has been pre-leased.

     The Company continued with its land development activities at Lakeside Business Park, a 134 acre site in Harford County, Maryland north of Baltimore where the Company is developing warehouse/office
space.   During fiscal 1998, 105,800 square feet of property under
construction was completed.   All of the operating properties are
fully leased.   Two additional buildings approximating 133,000
square feet are under construction and will be completed during the fiscal 1999. In addition to the Lakeside Business Park development, the Company purchased a 59 acre tract in Anne Arundel County, Maryland near the Baltimore-Washington International Airport in May 1998. The project, Hillside Business Park, will provide the Company
an opportunity to develop 600,000 square f   As part of the Company's
ongoing asset management activities, it has made application before the Zoning Commission of the District of Columbia to re-zone its 5.8 acre site on the banks of the Anacostia River from industrial to Planned Unit Development (PUD). Approval of the application would allow the development of a 1.5 million square foot commercial office component together with associated waterfront enhancements. The Company expects that a final zoning order will be issued in early 1999.

Capital Expenditures. Capital expenditures in 1998 for the transportation business totaled $8,368,000 versus $7,520,000 in 1997. The 1998 capital expenditures were approximately 35% for new plant and equipment and 65% for replacements. Capital expenditures for the real estate segment in 1998 approximated $11,504,000 versus $6,226,000 in 1997. Total depreciation and depletion for fiscal 1998 was $8,987,000 versus $8,205,000 in 1997.

     The 1999 planned capital expenditures for the transportation business total $10,774,000 for continued expansion of both the flatbed and tank truck fleets and to maintain the modernized fleet. The capital budget for the real estate segment is $12,087,000. Total depreciation and depletion expense is expected to be approximately $10,220,000.

Financial Management. The Company's $34,000,000 unsecured revolver and term facility was extended this past year and has a final maturity in November 2003. At September 30, 1998, $15,000,000 was outstanding leaving a balance of $19,000,000 of availability under the facility. The Company also has facilitated $20,000,000 in unsecured demand credit of which $1,600,000 was borrowed at the end of fiscal 1998. $18,832,000 of the Company's total debt is long-term fixed rate mortgages secured by real estate projects. As of September 30, 1998, funded debt approximated 30% of capital employed.

Annual Meeting. At the Annual Stockholders Meeting on February 4, 1998, the stockholders elected Edward L. Baker, Thompson S. Baker
II, Radford D. Lovett, and Martin E. Stein, Jr. as directors to serve a four-year term expiring in the year 2002.

Outlook. Fiscal 1999 is expected to be another year of growth and progress for the Company.

     The Transportation Group is expected to continue to expand in 1999 through the growth of its business with existing customers as well as entries into new markets.

     Industrial real estate markets served by FRP Development Corp. in the Baltimore-Washington area remain in good condition with low vacancy rates and steady rent levels. The Company's high quality buildings combined with good market locations have enabled the properties to remain fully leased. In addition to the Lakeside Business Park development, the Hillside Business Park provides the Company additional development opportunities for 1999.

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

  The Group operates from terminals in Jacksonville, Ft. Myers, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Knoxville and Nashville, Tennessee; and Birmingham, Alabama and has central dispatch offices in Greenville, South Carolina and Dalton, Georgia. During fiscal 1998 the owned and leased fleet increased from 521 to 546 trucks.

  Revenues for miles hauled were up 6.9% due to both continued expansion of flatbed and tank truck hauling.

  Gross profit increased 10.7% from fiscal 1997 primarily as a result of increased miles hauled due to the Company's continued growth and expansion in both SunBelt Transport, Inc. and Florida
Rock & Tank Lines, Inc. during fiscal 1998.

  During fiscal 1998, including replacements and growth of SunBelt, the Group purchased 70 new tractors and 104 new trailers. The fiscal 1999 capital expenditure plan is based on maintaining a modernized tank fleet and also expanding the tank truck and flatbed fleets. The fleet modernization program has resulted in reduced maintenance expenses and improved operating efficiencies.

  For fiscal 1999 Transportation expects another year of growth in its existing bulk hauling business resulting from the continued penetration of targeted market segments. The near term outlook is for increases in the hauling of petroleum, dry bulk and chemical products given modest economic growth. Flatbed hauling is expected to have a year of strong growth during fiscal 1999.

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

  Real estate revenues increased 6.9% over fiscal 1997 as a result of higher rental income and timber sales. The fiscal 1998 real estate revenues, excluding the sale of real estate and timber, were divided approximately 49% from mining and minimum royalties and 51% from rental.

  A brief description of FRP Development Corp.'s projects at September 30, 1998 follows:

  8230 Preston Court, 72,182 square feet of flexible warehouse/office space.

  8240 Preston Court, 90,405 square feet of flexible warehouse/office space.

  810 Oregon Avenue, 113,280 square feet of flexible warehouse/office space.

  1502 Quarry Drive, 105,803 square feet of flexible warehouse/office space completed during fiscal 1998.

  812 Oregon Avenue, 82,335 square feet of flexible warehouse/office space.

  Rossville Business Center, a two building complex consisting of 187,517 square feet of flexible warehouse/office space.

  TESSCO Center, a 28,533 square foot suburban office building.

  Lakeside Business Park is a 134 acre site capable of supporting 1,400,000 square feet of warehouse/office space. At September 30, 1998, 133,000 square feet is under construction of which 49% has been pre-leased. Approximately 72 acres remain available for development.

  Hillside Business Park, is a 59 acre site located in Anne Arundel County, Maryland and capable of supporting 600,000 square feet of warehouse/office space.

The Group during fiscal 1999 will continue to focus on the development of the property at Lakeside Business Park. In addition, land development and planning for Hillside Business Park will commence.

  At September 30, 1998 the Company owns approximately 680,000 square feet of rental properties that were fully leased. The Real Estate Group will continue its asset management functions for the benefit of the Company's land portfolio. These activities will also include but not be limited to the pending re-zoning application for the Company's site on the Anacostia River in the District of Columbia. The Company's long-term plan is to gradually build and own a portfolio of successful rental properties.







Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                     1998     1997       1996      1995(a)    1994
Summary of Operations
Revenues          $ 73,974    68,844     64,403    58,273    54,011
Gross profit(b)   $ 16,493    14,908     14,615    15,132    12,255
Operating profit  $  9,625     8,977      9,017     9,440     7,264
Interest expense  $  2,300     2,061      2,234     1,933     1,105
Income before income taxes
                  $  7,343     6,984      6,827     7,591     6,219
Provision for income taxes
                  $  2,863     2,724      2,662     2,961     2,425
Net income        $  4,480     4,260      4,165     4,630     3,794
Per Common Share
Basic EPS         $   1.30      1.22       1.16      1.24       .95
Diluted EPS       $   1.28      1.21       1.14      1.22       .94
Stockholders' equity
                  $  19.83     18.53      17.72     16.74     15.64

Financial Summary
Current assets    $ 10,073     8,549      8,003     8,495     7,703
Current liabilities
                  $  9,479    11,063      9,595     7,117    10,234
Working capital (deficit)
                  $    594    (2,514)    (1,592)    1,378    (2,531)
Property, plant and
 equipment, net   $104,970    95,018     90,058    83,319    74,697
Total assets      $123,965   116,582    107,036   101,357    91,769
Long-term debt    $ 33,299    30,647     26,170    25,503    16,108
Stockholders' equity
                  $ 68,755    63,734     61,894    61,622    59,437
Other Data
Return on average
 stockholders' equity
                       6.7%      6.8        6.7       7.6       6.4
Return on average capital
 employed              4.1%      4.2        5.8       6.6       5.5
Net cash flow provided from
 operating activities
                   $ 13,557    13,982     14,681    10,131    10,005
Additions to property,
 plant and equipment
                   $ 19,901    13,746     15,970    15,805     9,165
Depreciation, depletion
 and amortization
                   $  9,146     8,356      7,667     7,304     6,945
Weighted average number
 of shares - basic    3,452     3,490      3,588     3,742     3,977
Weighted average number
 of shares - diluted  3,496     3,530      3,647     3,798     4,019
Number of employees at
 end of year            753       721        665       644       556
Stockholders of record
                        850       873        913       939       975

(a) Effective October 1, 1994, the Company changed depreciation lives on revenue equipment which resulted in an increase in gross profit of $842,000 and net income of $525,000 ($.14 per share) for fiscal 1995.

(b)  Fiscal 1998, 1997, 1996, 1995 and 1994 include gains on the sale of real estate of $358,000, $817,000, $93,000, $79,000
  and        $1,167,000, respectively.


Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

                       First           Second           Third           Fourth
                                          1998    1997    1998    1997    1998    1997    1998    1997
Revenues           $17,671  16,398  17,831 16,221    19,002 17,533   19,470 18,692
Gross profit       $ 3,974   3,363   3,776  3,244     4,337  4,077    4,406  4,224
Operating profit   $ 2,458   1,844   2,104  1,734     2,512  2,573    2,551  2,826
Income before
  income taxes     $ 1,894   1,369   1,555  1,274     1,943  2,038    1,951  2,303
Net income         $ 1,155     835     949    777     1,185  1,243    1,191  1,405
Per common share:
  Basic EPS           $.34     .24     .28    .22       .34    .36      .34    .41
  Diluted EPS         $.33     .23     .27    .22       .34    .35      .34    .40
  Market price:
    High            $38.00   26.00   33.75  28.75     37.25  28.00    33.00  34.00
    Low             $31.37   20.50   30.00  24.00     32.00  24.50    20.50  25.25

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

  In fiscal 1998 and 1997, revenues increased 7.5% and 6.9%, respectively. In the Transportation segment revenues and miles hauled were up 7.5% and 6.9% in 1998, respectively, and 6.7% and 2.3%, respectively in 1997. The Real Estate segment's revenues, exclusive of real estate sales, increased 12.5% in 1998 and remained level with 1997. The increase in real estate revenues is the result of increase rental income and timber sales.

  The estimated contribution to Transportation revenues by principal markets follows:

                       1998   1997   1996   1995   1994

Petroleum                67%    68     68     66     45
Construction             21%    21     20     19     26
Chemical                  7%     6      7     10     15
Other                     5%     5      5      5     14

   Gross profit for fiscal 1998 increased $1,585,000 and gross margin
remained stable from last year.   The Transportation segment gross
profit increased $969,000 principally as a result of higher miles
hauled. Gross margin remained stable.   In the Real Estate segment,
gross profit increased $616,000 primarily as a result of increased rental income and timber sales partially offset by a decrease in
property sales.   In fiscal 1997, gross profit increased $293,000 from
1996 and gross margin decreased to 22% from 23%. The Transportation segment's gross profit decreased $605,000, principally due to higher insurance costs, increased depreciation expense and lower gains on the sale of equipment. Gross margin decreased to 15% from 17% principally due to reduced gains on the sale of equipment, increased depreciation expense and higher operating costs. In the Real Estate segment gross profit increased $898,000 in fiscal 1997 from 1996. The increase was principally due to real estate sales gross profit of $817,000 in 1997 compared to $93,000 in 1996, increased development revenues and a 1996 write-off of $349,000 in connection with the abandonment of certain development costs.

      Selling, general and administrative expense increased 15.8% in
1998 and increased 6% in 1997.   The 1998 increase is primarily
attributed to non-recurring costs incurred for various projects, business development opportunities related to Transportation incentive compensation, staffing and consulting related to systems upgrades necessary for Year 2000 compliance.

   Interest expense in 1998 increased 12% or $239,000 from 1997 primarily as a result of an increase in the average debt outstanding
and an increase in the average interest rate.   These increases were
partially offset by an increase in the amount of interest capitalized.
 In 1997 interest expense decreased 8% from 1996 primarily due to increased capitalization of interest.

Year 2000 Conversion. The Company, like most entities relying on automated data processing is faced with the task of modifying systems
to become Year 2000 compliant.   The Company has analyzed its Year
2000 exposure and has developed plans for addressing the Year 2000 exposure as well as reengineering selective systems to enhance their functionality.

The Company is in various stages of modifying or replacing both
internally developed and purchased software.   The Company has
purchased new software and hardware for its truck dispatching and maintenance system that is represented to be Year 2000 compliant to
replace its existing systems.   The Company will begin to phase in
this software in January 1999 and have the total system installed in June 1999.

The Company purchases from an affiliate, Florida Rock Industries, Inc.
(FRI) certain administrative services including automated data
processing (Purchased Services).   FRI is in the process of updating
its systems to be Year 2000 compliant.   The Company has reviewed
FRI's plan and is monitoring the progress of this plan as it relates to the Purchased Services.

The Company is in the process of identifying operating equipment which
may be effected by Year 2000.   Once the equipment has been identified
testing will begin to determine if such equipment is Year 2000 compliant.

Vendors, suppliers and customers that are critical to the Company's
operations are in the process of being identified.   Questionnaires
will be sent to these entities to determine their state of readiness
for Year 2000.   The Company will identify alternative vendors and
suppliers if any of the current suppliers do not appear to be taking corrective actions and as a contingency in case these entities are not Year 2000 compliant.

The costs associated with the purchase and installation of the truck dispatching and maintenance software and hardware will be capitalized and amortized over the estimated useful life of the software or equipment. Other costs associated such as selection, training and reengineering of the existing processing are being expensed as
incurred.   Based on current information, the expected costs of the
systems are not expected to be material to the financial condition or results of operations of the Company.

The Company feels it is addressing in a timely manner the major issues related to the Year 2000 and any significant disruptive problems in its ability to conduct its business as a result are unlikely. The Company's contingency plans will be finalized during the second quarter of calendar 1999. This plan will assess the risks and possible countermeasures. However, despite efforts and initiatives undertaken by the Company, total assurances can not be given that absolute compliance can be achieved. There can be no guarantees that the computer systems of other entities on which the Company relies will be converted in a timely manner or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations.

Liquidity and Capital Resources. The following key financial measurements reflect the Company's financial position and capital resources at September 30 (dollars in thousands):


                                     1998         1997         1996

Cash                       $   663          429          313
Total debt                 $35,432       35,065       30,003
Debt as a percent of
  capital employed             32%           33           31
Unused lines of credit     $37,400       35,500       35,500

   During 1998, net cash flows from operating activities were $13,557,000 which along with exercise of stock options and issuing of debt funded the Company's investing activities of $14,232,000.
During 1997, net cash flows from operating activities were $13,982,000, net cash used in investing activities were $16,508,000 and common stock repurchased was $3,299,000. These activities were funded by additional borrowings of $5,400,000 and proceeds from the exercise of stock options of $879,000.

  The Company is financially postured to be able to take advantage of external and internal growth opportunities in real estate development and in the motor carrier industry that may occur in the Southeast.

   The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise.

  The Company has a $34,000,000 revolving credit agreement of which $19,000,000 was available at fiscal year end. In addition, it has unsecured short-term lines of credit under which it may borrow up to $20,000,000 of which $1,600,000 was outstanding at September 30, 1998.

  The Company currently expects its fiscal 1999 capital expenditures to be approximately $22,861,000 and depreciation and depletion expense to be $10,220,000. The expenditures are expected to be financed from the cash flow from operating activities and the $19,000,000 unused and available under its revolving credit agreement.

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

   Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially
from these indicated by such forward-looking statements.   These
forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, competition and the Year 2000 and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends"
and similar words or phrases.   The following factors are among the
principal factors that could cause actual results to differ materially from the forward-looking statements: Year 2000 technology issues; availability and terms of financing; competition; levels of construction activity in the FRI's markets; fuel costs; and inflation.
Consolidated Statement of Income  Years ended September 30

(Dollars and shares in thousands except per share amounts)

                                           1998       1997       1996

Revenues:
  Transportation                        $ 64,014     59,530     55,801
  Real estate                              9,534      8,477      8,434
  Sale of real estate                        426        837        168

Total revenues (including revenue from
 related parties of $6,256, $6,006, and
 $6,544)                                  73,974     68,844     64,403

Cost of operations:
  Transportation                          54,002     50,487     46,153
  Real estate                              3,411      3,429      3,560
  Cost of real estate sold                    68         20         75

Gross profit                              16,493     14,908     14,615

Selling, general and administrative expense
 (including expenses paid to related party
  of $1,515, $1,414 and $1,383)            6,868      5,931      5,598

Operating profit                           9,625      8,977      9,017
Interest expense                          (2,300)    (2,061)    (2,234)
Interest income                               13         46         34
Other income, net                              5         22         10

Income before income taxes                 7,343      6,984      6,827
Provision for income taxes                 2,863      2,724      2,662

Net income                             $   4,480      4,260      4,165

Earnings per share:
 Basic                                 $    1.30       1.22       1.16
 Diluted                               $    1.28       1.21       1.14


Number of shares used in computing:
 Basic earnings per share                  3,452      3,490      3,588

 Diluted earnings per share                3,496      3,530      3,647

See accompanying notes.
Consolidated Balance Sheet  September 30
(Dollars in thousands)
                                                             1998       1997
Assets
Current assets:
  Cash and cash equivalents                              $    663        429
  Accounts receivable, less allowance for doubtful
   accounts of $272 ($258 in 1997) (including
   related party of $380 and $283)                          6,510      5,531
  Inventory of parts and supplies                             552        469
  Prepaid expenses and other                                2,348      2,120
          Total current assets                             10,073      8,549
Other assets:
  Real estate held for investment, at cost                  5,703      5,771
  Goodwill, at cost less amortization of $362
   ($322 in 1997)                                           1,248      1,288
  Other                                                     1,971      5,956
          Total other assets                                8,922     13,015
Property, plant and equipment, at cost:
  Land                                                     55,284     55,614
  Buildings                                                30,953     27,485
  Plant and equipment                                      62,134     53,563
  Construction in progress                                  9,712      6,009
                                                          158,083    142,671
  Less accumulated depreciation and depletion              53,113     47,653
          Net property, plant and equipment               104,970     95,018
                                                         $123,965    116,582
Liabilities and Stockholders' Equity
Current liabilities:
  Short-term note payable to bank                         $ 1,600      4,000
  Accounts payable (including related party of
   $85 and $77)                                             2,776      2,427
  Federal and state income taxes                            1,224        779
  Accrued liabilities:
    Payroll and benefits                                    1,500      1,154
    Taxes                                                     412        582
    Interest                                                  176        165
    Insurance reserves                                      1,258      1,538
  Long-term debt due within one year                          533        418
           Total current liabilities                        9,479     11,063
Long-term debt                                             33,299     30,647
Deferred income taxes                                       7,656      7,243
Accrued insurance reserves                                  4,129      3,382
Other liabilities                                             647        513
Commitments and contingent liabilities (Notes 10 and 11)
Stockholders' equity:
  Preferred stock, no par value;
      5,000,000 shares authorized                               -          -
  Common stock, $.10 par value;
     25,000,000 shares authorized; 3,468,225
     shares issued (3,439,235 shares in 1997)                 347        344
  Capital in excess of par value                           17,871     17,333
  Retained earnings                                        50,537     46,057
         Total stockholders' equity                        68,755     63,734
                                                         $123,965    116,582
See accompanying notes.


Consolidated Statement of Cash Flows  Years ended September 30

(Dollars in thousands)
                                        1998   1997    1996
Cash flows from operating activities:
  Net income                                        $ 4,480    4,260   4,165
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization         9,146    8,356   7,667
     Net changes in operating assets and liabilities:
       Accounts receivable                             (993)    (250)    268
       Inventory of parts and supplies                  (83)      33      (1)
       Prepaid expenses                                (228)    (261)    157
       Accounts payable and accrued liabilities         492      732   1,161
     Increase in deferred income taxes                  620    1,181   1,622
     Net change in insurance reserves and other
      liabilities                                       879      759     242
     Gain on sale of real estate, plant and
      equipment                                        (778)    (792)   (550)
       Other, net                                        22      (36)    (50)

Net cash provided by operating activities            13,557   13,982  14,681

Cash flows from investing activities:
  Purchase of property, plant and equipment         (15,323) (13,470)(14,070)
  Purchase of real estate held for investment               -         -
(32)
  Additions to other assets                            (451)  (4,156)   (130)
  Proceeds from the sale of real estate held for
   investment, property, plant and equipment, and
   other assets                                       1,542    1,118   1,012

Net cash used in investing activities               (14,232) (16,508)(13,220)

Cash flows from financing activities:
  Proceeds from long-term debt                        3,200    4,900   3,000
  Net increase (decrease) in short-term debt         (2,400)     500   1,700
  Repayment of long-term debt                          (432)    (338) (2,347)
  Exercise of employee stock options                    574      879      22
  Repurchase of Company stock                           (33)  (3,299) (3,915)

Net cash provided by (used in) financing activities     909    2,642  (1,540)

Net increase (decrease) in cash and cash equivalents    234      116     (79)
Cash and cash equivalents at beginning of year          429      313     392

Cash and cash equivalents at end of year           $    663      429     313

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized   $  2,288    1,997   2,257
     Income taxes (received)                       $  1,759      898    (216)
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                   $    767      276   1,900
       Other assets                                $  3,811        -       -
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents.

See accompanying notes.
Consolidated Statement of Stockholders' Equity  Years ended September 30

(Dollars in thousands)

                                                      Capital in
                                       Common Stock      Excess of
Retained                                        Shares   Amount    Par Value
  Earnings
Balance at October 1, 1995          3,681,594  $368      23,622       37,632

Shares purchased and canceled        (191,408)  (19)     (3,896)
Exercise of stock options               2,000                22
Net income                                                             4,165

Balance at September 30, 1996       3,492,186   349      19,748       41,797


Shares purchased and canceled        (147,951)  (14)     (3,285)
Exercise of stock options              95,000     9         870
Net income                                                             4,260

Balance at September 30, 1997       3,439,235   344      17,333       46,057


Share purchased and canceled           (1,010)    -         (33)           -
Exercise of stock options              30,000     3         571            -
Net income                                  -     -           -        4,480
Balance at September 30, 1998       3,468,225  $347      17,871       50,537

See accompanying notes.
Notes to Consolidated Financial Statements

1. Accounting polices. CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated
in consolidation.   Certain amounts for 1997 have been reclassified to
conform to presentation in 1998.

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

    PROPERTY, PLANT AND EQUIPMENT - Provision for depreciation of plant and equipment is computed using the straight-line method based on the following estimated useful lives:

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

    The Company periodically reviews property and equipment for potential
impairment.   If this review indicates that the carrying amount of the
asset may not be recoverable, the Company estimates the future cash flows
expected with regards to the asset and its eventual disposition.   If the
sum of these future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, the Company records an impairment loss based on the fair value of the asset.

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

   EARNINGS PER COMMON SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per
Share" ("SFAS 128").   SFAS 128 replaced the presentation of primary
earnings per share (EPS) and fully diluted EPS with a presentation of basic
and diluted EPS.   Basic earnings per share are based on the weighted
average number of common shares outstanding during the periods.   Diluted
earnings per share are based on the weighted average number of common shares and potential dilution of securities that could share in earnings. Earnings per share for all prior periods have been restated.

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

  ENVIRONMENTAL - Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimation of such liabilities is extremely complex. Some factors that must be assessed are engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.
     NEW ACCOUNTING REQUIREMENTS - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures. The Company will adopt this accounting standard on October 1, 1998, as required.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal year beginning after December 15, 1997.
SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as
available-for-sale.   Restatement of disclosures for earlier periods is
required.   This statement is not expected to have a material effect on the
Company's financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal
years beginning after December 15, 1997.   SFAS 132 revised employer
disclosures about pension and other postretirement benefit plans.   It does
not change the measurement or recognition of those plans.   This statement
standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain
disclosures.   Restatement of disclosures for earlier periods is required.
The Company will adopt this accounting standard on October 1, 1998, as required.

In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for
fiscal years beginning after December 15, 1998.   This SOP provides
guidance on accounting for the costs of computer software developed or
obtained for internal use.   This SOP requires that entities capitalize
certain internal-use software costs once certain criteria are met. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

2. Transactions with related parties. As of September 30, 1998 seven of the Company's directors were also directors of Florida Rock Industries, Inc. ("FRI"). Such directors own approximately 30% of the stock of FRI and 41% of the stock of the Company. Accordingly, FRI and the Company are considered related parties.

   The Company, through its transportation subsidiaries, hauls construction aggregates for FRI and customers of FRI. It also hauls diesel fuel and other supplies for FRI. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties and provide construction management services to FRI.

A summary of revenues derived from FRI follows (in thousands):
                                    1998           1997         1996

Transportation                    $  839            883        1,100
Real estate                        5,417          5,123        5,444
                                  $6,256          6,006        6,544

     Under an agreement extending until September 30, 2000, FRI furnishes the Company with certain management and related services, including financial, tax, legal, administrative, accounting and computer. Charges for such services were $1,515,000 in 1998, $1,414,000 in 1997 and
$1,383,000 in 1996.

3. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):


                                        1998       1997
Revolving credit (unsecured)          $15,000     15,000
6.9% to 9.5% mortgage notes payable
  in installments through 2015         18,832     16,065
                                       33,832     31,065
Less portion due within one year          533        418
                                      $33,299     30,647

     The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1998 is: 1999 - $533,000; 2000 - $579,000; 2001 - $628,000; 2002 - $681,000; 2003 - $738,000; 2004 and
subsequent years - $15,673,000.

     The Company has a revolving credit agreement under which it may borrow from three banks up to $34,000,000 on term loans payable 25% on November 15, 2001, 25% on November 15, 2002 and the balance on November 15, 2003. Interest is payable at SunTrust Bank, Central Florida, N.A.'s prime rate until November 15, 2000, and at 1/4 of 1% above such prime rate thereafter. Alternative interest rates based on the London interbank rate and/or the reserve-adjusted certificate of deposit rate are available at the Company's option. A commitment fee of 1/4 of 1% is payable on the unused amount of the commitment until November 15, 2000.

     The revolving credit agreement contains restrictive covenants, including limitations on paying cash dividends. As of September 30, 1998 $12,593,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

     The mortgage notes payable are collateralized by real estate having a carrying value of approximately $22,415,000 at September 30, 1998.

     Certain properties having a carrying value at September 30, 1998 of $1,620,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property) and further has agreed to indemnify and hold harmless the Company.

     The Company also has short-term lines of credit totaling $20,000,000 from three banks. Under these lines the Company can borrow funds for a period from one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates of such borrowings on September 30, 1998 and 1997 were 6.1% and 7.0%, respectively.

     During fiscal 1998, 1997 and 1996 the Company capitalized interest cost of $331,000, $223,000 and $17,000, respectively.

4. Leases. At September 30, 1998, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property             $41,881
Commercial property                           41,630
Land and other property                       11,227
                                              94,738
Less accumulated depreciation and depletion   21,000
                                             $73,738

     The minimum future rentals on noncancelable operating leases as of September 30, 1998 are as follows: 1999 - $4,208,000; 2000 - $3,936,000;
2001 - $3,082,000; 2002 - $2,461,000; 2003 - $1,948,000; 2004 and
subsequent years $10,121,000.

5. Stock option plan. The Company has a Stock Option Plan under which options for shares of common stock may be granted to directors, officers and key employees. At September 30, 1998 the number of shares available for issuance is 85,000 shares. The Company did not issue options during 1998 and 1997, therefore, SFAS No. 123 pro forma disclosures are not presented.

     Option transactions for the fiscal years ended September 30 are summarized as follows:

                       1998                1997                 1996
                            Average            Average             Average
                   Options  Price(1)  Options  Price(1)   Options  Price(1)
Shares under option:
  Beginning of year 150,000  15.25    245,000    12.78      247,000  12.76
  Exercised         (30,000) 11.00    (95,000)    8.88       (2,000) 11.00

  End of year       120,000  16.31    150,000    15.25      245,000  12.78

Options exercisable
 at end of year      98,000           108,600               184,300

(1) Weighted average exercise price

The following table summarizes information concerning stock options outstanding at September 30, 1998:

                          Options           Options        Weighted-Average
   Exercise Price        Outstanding        Exercisable     Remaining Life

       12.25               30,000              30,000          1.8 years
       17.25               15,000               9,000          6.2 years
       17.75               75,000              59,000          6.1 years

Remaining non-exercisable options as of September 30, 1998 become exercisable as follows: 1999 - 11,000 and 2000 - 11,000.

     The options expire ten years from the date of grant and become exercisable in cumulative installments of 20% to 33% each year after a one year waiting period from date of grant.

6. Income taxes. The provision for income taxes for fiscal years ended September 30 consists of the following (in thousands):

                              1998       1997            1996
Current:
  Federal                   $1,914         1,317               892
  State                        329           226               148
                             2,243         1,543             1,040
Deferred                       620         1,181             1,622
  Total                     $2,863         2,724             2,662


  A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

                                           1998        1997        1996
Amount computed at statutory
  Federal rate                            $2,497     2,374        2,321
State income taxes (net of Federal
  income tax benefit)                        277       263          255
Other, net                                    89        87           86
Provision for income taxes                $2,863     2,724        2,662

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30, are presented below:

                                           1998        1997
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment                     $8,758      8,014
 Depletion                                   630        656
 Prepaid expenses                            930        833
  Gross deferred tax liabilities          10,318      9,503
Deferred tax assets:
 Insurance reserves                        1,798      1,614
 Other, net                                  505        495
  Gross deferred tax assets                2,303      2,109
Net deferred tax liability                $8,015      7,394

7. Employee benefits. The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plan, an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company may make an annual contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company's cost was $429,000 in 1998, $403,000 in 1997 and $419,000 in 1996.

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

     The following table sets forth the plan's status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):





                                           1998        1997        1996
Accumulated postretirement benefit
 obligation (APBO):
  Retirees                                $  87         117         133
  Fully eligible active participants        109          62          62
  Other active participants                 275         317         307
    Total APBO                              471         496         502
  Unrecognized net gain (loss) from
   past experience different from
   that assumed and from changes in
   assumptions                               68           5         (68)
  Unrecognized prior service cost            15          74         133
  Accrued postretirement benefit cost     $ 554         575         567

Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):

                                           1998         1997       1996
Service cost of benefits earned during
 the period                               $  33          38          39
Interest cost on APBO                        30          32          32
Net amortization and deferral               (62)        (59)        (55)
Net periodic postretirement benefit
 cost                                     $   1          11          16

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

Financial data for industry segments is as follows (in thousands):
                                           1998           1997      1996
Revenues:
  Transportation                        $ 64,014       59,530      55,801
  Real estate (a)                          9,960        9,314       8,602
                                        $ 73,974       68,844      64,403

Segment profit:
  Transportation                        $  4,371        4,188       4,947
  Real estate (a)                          6,362        5,799       4,908
                                          10,733        9,987       9,855
  Corporate expenses                      (1,090)        (942)       (794)
  Interest expense                        (2,300)      (2,061)     (2,234)
  Income before income taxes            $  7,343        6,984       6,827
Capital expenditures:
  Transportation                        $  8,368        7,520      13,174
  Real estate                             11,504        6,226       2,782
                                        $ 19,872       13,746      15,956

Depreciation, depletion and
amortization:
  Transportation                        $  6,740        6,136       5,558
  Real estate                              2,356        2,173       2,065
                                        $  9,096        8,309       7,623




Identifiable assets at September 30:
  Transportation                        $ 44,054       42,895      41,489
  Real estate                             79,393       73,159      64,972
  General corporate                          518          528         575
                                        $123,965      116,582     107,036

(a) Fiscal 1998, 1997 and 1996 includes revenue of $426,000, $837,000 and
$168,000 and segment profit of $358,000, $817,000 and $93,000, respectively, from the sale of real estate.

  General corporate assets consist principally of cash, receivables, investments and equipment.

9. Fair values of financial instruments. At September 30, 1998 and 1997, the carrying amount reported in the balance sheet for cash and cash equivalents, short-term notes payable to bank and revolving credit approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1998 the carrying amount and fair value of such other long-term debt was $18,832,000 and $19,996,000, respectively. At September 30, 1997 the carrying amount and fair value of such other long-term debt was $16,065,000 and $15,470,000, respectively.

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

11. Commitments. At September 30, 1998, the Company had placed orders and was committed to purchase tractors and trailers costing approximately $9,900,000 and had entered into various contracts to purchase and develop real estate with remaining commitments totaling $2,000,000.

12. Fourth quarter financial information (unaudited). In the fourth quarter of fiscal 1997, the Company increased its risk insurance reserves approximately $682,000.

Independent Auditors' Report

To the Board of Directors and Stockholders
FRP Properties, Inc.

We have audited the accompanying consolidated balance sheets of FRP Properties, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FRP Properties, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1998

Directors and Officers

Directors

John E. Anderson (1)
President and Chief Executive
Officer of the Company

Edward L. Baker (1)
Chairman of the Board of the Company

John D. Baker, II (1)
President and Chief Executive
Officer of Florida Rock Industries,
Inc.

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

Radford D. Lovett (3)
Chairman of the Board of
Commodores Point Terminal Corp.

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


Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 2 p.m. local time, on Wednesday, February 3, 1999, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

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