Form 10-Q
period 1998-12-31
FRP PROPERTIES INC
filed 1999-02-05
CIK 844059

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 1999: 3,454,725 shares of $.10 par value common stock.
                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                          December 31,     September 30,
                                              1998             1998
ASSETS
Current assets:
 Cash and cash equivalents                  $    552         $    663
 Accounts receivable:
  Affiliates                                     330              380
  Other                                        6,504            6,402
 Less allowance for doubtful accounts           (275)            (272)
 Inventory of parts and supplies                 540              552
 Prepaid expenses and other                    2,299            2,348
  Total current assets                         9,950           10,073
Other assets:
 Real estate held for investment, at cost      5,703            5,703
 Goodwill                                      1,238            1,248
 Other                                         1,957            1,971
  Total other assets                           8,898            8,922
Property, plant and equipment, at cost       161,007          158,083
Less accumulated depreciation and
 depletion                                   (54,130)         (53,113)
  Net property, plant and equipment          106,877          104,970
                                            $125,725         $123,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  7,900         $  1,600
 Accounts payable:
  Affiliates                                     241               85
  Other                                        2,751            2,691
 Federal and state income taxes                1,164            1,224
 Accrued liabilities                           2,790            3,346
 Long-term debt due within one year              538              533
  Total current liabilities                   15,384            9,479
Long-term debt                                28,167           33,299
Deferred income taxes                          7,656            7,656
Accrued insurance reserves                       4,134            4,129
Other liabilities                                664              647

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,463,225 shares issued
  (3,439,235 at September 30, 1998)              347              347
 Capital in excess of par value               17,773           17,871
 Retained earnings                            51,600           50,537
  Total stockholders' equity                  69,720           68,755
                                            $125,725         $123,965
See accompanying notes.
                            FRP PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)


                                                     THREE MONTHS
                                                  ENDED DECEMBER 31,
                                                  1998       1997
Revenues:
  Affiliates                                     $ 1,767      1,462
  Non-affiliates                                  17,264     16,209
                                                  19,031     17,671

Cost of operations                                14,638     13,697

Gross profit                                       4,393      3,974

Selling, general and
 administrative expense:
  Affiliates                                         420        384
  Non-affiliates                                   1,674      1,132
                                                   2,094      1,516

Operating profit                                   2,299      2,458

Interest expense                                    (559)      (569)
Interest income                                        3          5
Other income, net                                      0          -

Income before income taxes                         1,743      1,894
Provision for income taxes                           680        739

Net income                                       $ 1,063     $1,155

Basic earnings per
 common share                                    $   .31        .34

Diluted earnings per
 common share                                    $   .30        .33

Cash dividends                                      NONE       NONE

Number of shares used in computing:
 Basic earnings per share                          3,464      3,439

 Diluted earnings per share                        3,490      3,491

See accompanying notes.









                             FRP PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                              (In thousands)
                                    (Unaudited)
                                                             1998       1997
Cash flows from operating activities:
 Net income                                                 $1,063      1,155
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  2,336      2,214
   Net changes in operating assets and liabilities:
    Accounts receivable                                        (52)      (283)
    Inventory of parts and supplies                             12        (45)
    Prepaid expenses                                            49       (126)
    Accounts payable and accrued liabilities                  (400)      (777)
   Net change in insurance reserve and other
    liabilities                                                 22         20
   (Gain) loss on disposition of real estate, plant
     and equipment                                            (186)      (360)
   Other, net                                                    9         (9)
Net cash provided from operating activities                  2,853      1,789

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (4,280)    (2,905)
 Additions to other assets                                     (26)         -
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              268        954
Net cash used in investing activities                       (4,038)    (1,951)

Cash flows from financing activities:
 Net increase in short-term debt                             6,300        100
 Repayment of debt                                          (5,127)       (99)
 Repurchase of Company stock                                   (99)       (33)

Net cash provided from financing activities                  1,074        (32)

Net increase (decrease) in cash and cash equivalents          (111)      (194)
Cash and cash equivalents at beginning of year                 367        429
Cash and cash equivalents at end of the period              $  256        235

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $  575        233
 Income taxes                                               $  784        550
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $   89          -
 Escrow cash included in other assets used to purchase
  property, plant and equipment                             $    -      3,777

See accompanying notes.





                      FRP PROPERTIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1998.

(2) Contingent Liabilities. The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 10 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders. Such information is incorporated herein by reference.




















                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                           Three Months
                           Ended December 31,
                            1998       1997
Revenues:
  Transportation          $16,445     15,328
  Real estate               2,586      2,343
                          $19,031     17,671
Cost of operations:
  Transportation          $13,595     12,851
  Real estate               1,043        846
                          $14,638     13,697
Gross profit:
  Transportation          $ 2,850      2,477
  Real estate               1,543      1,497
                          $ 4,393      3,974

For the first quarter of fiscal 1999, ended December 31, 1998, consolidated revenues increased 7.7% over the same period last year. The Transportation segment revenues for the first quarter increased 7.3% due primarily to an increase in miles hauled. Real Estate revenues increased 10.4% for the
first quarter.   The real estate revenue increase was due to higher
royalties and rental income.

Gross profit increased $419,000 or 10.5% as compared to last year.   Gross
profit in Transportation increased $373,000 for the first quarter. The increase was primarily due to higher revenues and lower fuel costs. Increases in drivers wages and benefits continue to impact gross profit.

Gross profit in the Real Estate segment increased $46,000 for the first
quarter.   The improvement was primarily due to higher income producing space under management. Gross profit for the first quarter of fiscal 1999 was reduced by lower timber sales this quarter as compared to the same quarter last year.

Selling, general and administrative expense increased $578,000 for the
first quarter from the same period last year.   Selling, general and
administrative expense as a percent of sales was 11.6% for the first quarter as compared to 8.6% last year. The increase was primarily attributable to severance compensation and staffing and consulting expenses related to systems upgrades to bring the Company compliant with the Year 2000 issues.

Interest expense increased $10,000 for the first quarter, due primarily to an increase in the average debt outstanding. This increase was partially offset by a decrease in average interest rate and a greater capitalization of interest in fiscal 1999.

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

The Company is in the process of identifying operating equipment which may
be effected by Year 2000.   Once the equipment has been identified, testing
will begin to determine if such equipment is Year 2000 compliant.

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

Other

During fiscal 1998, the transportation segment's ten largest customers accounted for approximately 33% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenue and income.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 10 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders. Such information is incorporated herein by reference.

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from
these indicated by such forward-looking statements.   These forward-looking
statements relate to, among other things, capital expenditures, liquidity, capital resources, competition and the Year 2000 and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company
believes," "the Company intends" and similar words or phrases.   The
following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: Year 2000 technology issues; availability and terms of financing; competition; levels of construction activity in the FRI's markets; fuel costs; and inflation.

                        PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 10 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 8.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended December 31, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 1999                     FRP PROPERTIES, INC.



                                     JAMES J. GILSTRAP
                                     James J. Gilstrap
                                     Treasurer and Chief Financial
                                       Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Controller and Chief Accounting
                                       Officer

                            FRP PROPERTIES, INC.
            FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

                              EXHIBIT INDEX


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

(4)(c)(1) First Amendment dated as of September 30, 1998 to the Credit Agreement dated as of November 15, 1995.
               Previously filed with Form 10-K for the year ended
               September 30, 1998.   File No. 33-26115.

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

(10)(i)(1) FRP Properties, Inc. 1989 Employee Stock Option Plan. Previously filed with Form S-4 dated December
               13, 1988.  File No. 33-26115.

(10)(i)(2)     FRP Properties, Inc. 1995 Stock Option Plan.
               Previously filed as an appendix to the Company's Proxy Statement dated December 15, 1994.

(11)           Computation of Earnings Per Common Share.

(27)           Financial Data Schedule

(99)(a)        Information Concerning Environmental Matters and Legal
               Proceedings.   Previously filed as Item 3 "Legal
               Proceedings" of FRP Properties, Inc.'s, Form 10-K for
               fiscal year ended September 30, 1998.   File No. 33-26115.

(99)(b)        Information Concerning Legal Proceedings.   Previously
               filed as Note 10 to the Consolidated Financial
               Statements in the Company's 1998 Annual Report to
               Stockholders.   File No. 33-26115.