Form 10-Q
period 1999-03-31
FRP PROPERTIES INC
filed 1999-05-11
CIK 844059

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1999: 3,428,717 shares of $.10 par value common stock.
                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                            March 31,     September 30,
                                              1999             1998
ASSETS
Current assets:
 Cash and cash equivalents                  $  2,096              663
 Accounts receivable:
  Affiliates                                     339              380
  Other                                        6,435            6,402
 Less allowance for doubtful accounts           (278)            (272)
 Inventory of parts and supplies                 571              552
 Prepaid expenses and other                    2,127            2,348
  Total current assets                        11,290           10,073
Other assets:
 Real estate held for investment, at cost      5,494            5,703
 Goodwill                                      1,228            1,248
 Other                                         2,094            1,971
  Total other assets                           8,816            8,922
Property, plant and equipment, at cost       164,165          158,083
Less accumulated depreciation and
 depletion                                   (54,642)         (53,113)
  Net property, plant and equipment          109,523          104,970
                                            $129,629          123,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  8,400            1,600
 Accounts payable:
  Affiliates                                     174               85
  Other                                        3,337            2,691
 Federal and state income taxes                  326            1,224
 Accrued liabilities                           3,363            3,346
 Long-term debt due within one year              543              533
  Total current liabilities                   16,143            9,479
Long-term debt                                28,032           33,299
Deferred income taxes                          9,075            7,656
Accrued insurance reserves                       4,136            4,129
Other liabilities                                691              647

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,454,717 shares issued
  (3,439,235 at September 30, 1998)              345              347
 Capital in excess of par value               17,562           17,871
 Retained earnings                            53,645           50,537
  Total stockholders' equity                  71,552           68,755
                                            $129,629          123,965
See accompanying notes.
                            FRP PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)


                                THREE MONTHS               SIX MONTHS
                               ENDED MARCH 31,           ENDED MARCH 31,
                              1999        1998           1999      1998
Revenues:
  Affiliates                 $ 1,789      1,473          3,556     2,936
  Non-affiliates              19,227     16,358         36,491    32,566
                              21,016     17,831         40,047    35,502

Cost of operations            15,477     14,055         30,115    27,752

Gross profit                   5,539      3,776          9,932     7,750

Selling, general and
 administrative expense:
  Affiliates                     420        384            840       768
  Non-affiliates               1,251      1,288          2,925     2,420
                               1,671      1,672          3,765     3,188

Operating profit               3,868      2,104          6,167     4,562

Interest expense                (534)      (551)        (1,093)   (1,120)
Interest income                    2          3              5         8
Other income, net                 16         (1)            16        (1)

Income before income taxes     3,352      1,555          5,095     3,449
Provision for income taxes     1,307        606          1,987     1,345

Net income                   $ 2,045        949          3,108     2,104

Basic earnings per
 common share                $   .59        .28            .90       .61

Diluted earnings per
 common share                $   .59        .27            .89       .60

Cash dividends                  NONE       NONE           NONE      NONE

Number of shares used in computing:
 Basic earnings per share      3,455      3,441          3,459     3,440

 Diluted earnings per share    3,483      3,489          3,487     3,491

See accompanying notes.










                               FRP PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                              (In thousands)
                                    (Unaudited)
                                                             1999       1998
Cash flows from operating activities:
 Net income                                                 $3,108      2,104
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  4,780      4,462
   Net changes in operating assets and liabilities:
    Accounts receivable                                          8       (93)
    Inventory of parts and supplies                            (19)       (67)
    Prepaid expenses                                           221        121
    Accounts payable and accrued liabilities                  (114)    (1,607)
   Increase(decrease) in deferred income taxes               1,386        (61)
   Net change in insurance reserve and other
    liabilities                                                 51         79
  (Gain)on disposition of real estate, plant
     and equipment                                          (1,670)      (368)
   Other, net                                                   21         (3)
Net cash provided from operating activities                  7,772      4,567

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (9,680)    (5,238)
 Additions to other assets                                    (204)      (371)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets            2,313        690
Net cash used in investing activities                       (7,571)    (4,919)

Cash flows from financing activities:
 Net increase in short-term debt                             6,800        100
 Repayment of long-term debt                                (5,256)      (201)
 Repurchase of Company stock                                  (312)       (33)
 Exercise of stock options                                       -        382

Net cash provided from financing activities                  1,232        248

Net increase (decrease) in cash and cash equivalents         1,433       (104)
Cash and cash equivalents at beginning of year                 663        429
Cash and cash equivalents at end of the period              $2,096        325

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $1,113        716
 Income taxes                                               $1,830      1,438
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $  327        284
 Escrow cash included in other assets used to purchase
  property, plant and equipment                             $    -      3,811

See accompanying notes.





                      FRP PROPERTIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1998.

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


















           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                           Three Months           Six Months
                            Ended March 31,          Ended March 31,
                            1999       1998          1999       1998
Revenues:
  Transportation          $16,247     15,673        32,692     31,001
  Real estate               4,769      2,158         7,355      4,501
                          $21,016     17,831        40,047     35,502
Cost of operations:
  Transportation          $13,881     13,141        27,476     25,992
  Real estate               1,596        914         2,639      1,760
                          $15,477     14,055        30,115     27,752
Gross profit:
  Transportation          $ 2,366      2,532         5,216      5,009
  Real estate               3,173      1,244         4,716      2,741
                          $ 5,539      3,776         9,932      7,750

For the second quarter and first half of fiscal 1999, consolidated revenues increased 17.9% and 12.8%, respectively, over the same periods last year. The Transportation segment revenues for the second quarter and first half increased 3.7% and 5.5%, respectively, due primarily to an increase in miles hauled. Real Estate revenues increased to $4,769,000 from $2,158,000 for the second quarter and to $7,355,000 from $4,501,000 for the first half principally as a result of real estate and timber sales. During the second quarter and first half of 1999 the Company had $1,760,000 of land sales.
There were no land sales in the 1998 periods.   For the second quarter of
1999, timber sales were $397,000.   There were no timber sales during the
second quarter of 1998.   For the first half of 1999, timber sales were
$466,000 as compared to $195,000 last year.   The remaining increases were
due to higher royalties and rental income.

Gross profit increased $1,763,000 for the second quarter and $2,182,000 for the first half as compared to the same periods last year. These increases were primarily due to the sale of land and timber. Gross profit in Transportation decreased $166,000 for the second quarter and increased $207,000 for the first half of fiscal 1999. The decrease in the second quarter was due to lower revenue per mile, increased costs to attract and
retain qualified drivers and increased depreciation expense.   These items
were partially offset by reduced fuel costs.   The increase for the first
half was due to reduced fuel costs partially offset by increased drivers wages and benefits. Revenue per mile remained stable for the first half.

Gross profit in the Real Estate segment increased $1,929,000 for the second
quarter and $2,075,000 for the first half.   The improvement was primarily
due to sale of real estate and timber during the second quarter. For the second quarter gross profit on land and timber sales was $1,753,000 as
compared to no sales last year.   For the first half, gross profit on these
sales were $1,821,000 as compared to $188,000 last year.

Selling, general and administrative expense for the second quarter remained stable and increased $577,000 for the first half. Selling, general and administrative expense as a percent of sales was 8.0% for the second quarter as compared to 9.4% last year and 9.4% for the first half as compared to 9.0% last year. The increase was primarily attributable to severance compensation and staffing and consulting expenses related to systems upgrades to bring the Company compliant with the Year 2000 issues.

Year 2000 Conversion. The Company, like most entities relying on automated data processing is faced with the task of modifying systems to become Year
2000 compliant.   The Company has analyzed its Year 2000 exposure and has
developed plans for addressing the Year 2000 exposure as well as reengineering selective systems to enhance their functionality.

The Company is in various stages of modifying or replacing both internally
developed and purchased software.   The Company has purchased new software
and hardware for its truck dispatching and maintenance system that is represented to be Year 2000 compliant to replace its existing systems.
The Company will begin to phase in this software in May 1999 and have the total system installed in August 1999.

The Company purchases from an affiliate, Florida Rock Industries, Inc.
(FRI) certain administrative services including automated data processing
(Purchased Services).   FRI is in the process of updating its systems to be
Year 2000 compliant.   The Company has reviewed FRI's plan and is
monitoring the progress of this plan as it relates to the Purchased
Services.

The Company is in the process of identifying operating equipment which may
be affected by Year 2000.   Once the equipment has been identified, testing
will begin to determine if such equipment is Year 2000 compliant.

Suppliers and customers that are critical to the Company's operations are
being identified.   Questionnaires have been sent to these entities to
determine their state of readiness for Year 2000. The Company will identify alternative suppliers as a contingency if any of the current suppliers do not appear to be taking corrective actions are not Year 2000 compliant.

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

Financial Condition

The Company continues to maintain its financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other

During fiscal 1998, the transportation segment's ten largest customers accounted for approximately 33% of transportation's revenue. The loss of one or more of these customers could have an adverse effect on the Company's revenue and income.

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




      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 1998 on this matter.

                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 10 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 2, 1999, the Company held its annual shareholders meeting. At the meeting the stockholders elected the following directors by the vote shown:

                     Term     Votes       Votes      Broker/
                     Ending    For        Withheld   Non-Votes

Francis X. Knott     2003     3,146,128   1,317        -0-
John R. Mabbett III  2003     3,146,128   1,317        -0-
James H. Winston     2003     3,145,828   1,617        -0-

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 8.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1999.


















                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 1999                          FRP PROPERTIES, INC.



                                     James J. GILSTRAP
                                     James J. Gilstrap
                                     Treasurer and Chief Financial
                                       Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Controller and Chief Accounting
                                       Officer

                              FRP PROPERTIES, INC.
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

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