Form 10-Q
period 1999-06-30
FRP PROPERTIES INC
filed 1999-08-11
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1999: 3,428,717 shares of $.10 par value common stock.

                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                             June 30,     September 30,
                                              1999             1998
ASSETS
Current assets:
 Cash and cash equivalents                  $  2,206              663
 Accounts receivable:
  Affiliates                                     332              380
  Other                                        6,480            6,402
 Less allowance for doubtful accounts           (281)            (272)
 Inventory of parts and supplies                 792              552
 Prepaid expenses and other                    1,810            2,348
  Total current assets                        11,339           10,073
Other assets:
 Real estate held for investment, at cost      5,809            5,703
 Goodwill                                      1,217            1,248
 Other                                         2,194            1,971
  Total other assets                           9,220            8,922
Property, plant and equipment, at cost       168,222          158,083
Less accumulated depreciation and
 depletion                                   (56,361)         (53,113)
  Net property, plant and equipment          111,861          104,970
                                            $132,420          123,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $ 11,600            1,600
 Accounts payable:
  Affiliates                                      92               85
  Other                                        2,493            2,691
 Federal and state income taxes                  414            1,224
 Accrued liabilities                           3,940            3,346
 Long-term debt due within one year              612              533
  Total current liabilities                   19,151            9,479
Long-term debt                                28,084           33,299
Deferred income taxes                          7,924            7,656
Accrued insurance reserves                     4,140            4,129
Other liabilities                                996              647

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,428,717 shares issued
  (3,468,225 at September 30, 1998)              343              347
 Capital in excess of par value               16,994           17,871
 Retained earnings                            54,788           50,537
  Total stockholders' equity                  72,125           68,755
                                            $132,420          123,965
See accompanying notes.

                            FRP PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)


                                THREE MONTHS               NINE MONTHS
                               ENDED JUNE 30,             ENDED JUNE 30,
                              1999        1998           1999      1998
Revenues:
  Affiliates                 $ 1,726      1,616          5,282     4,552
  Non-affiliates              18,128     17,386         54,619    49,952
                              19,854     19,002         59,901    54,504

Cost of operations            15,472     14,665         45,587    42,417

Gross profit                   4,382      4,337         14,314    12,087

Selling, general and
 administrative expense:
  Affiliates                     421        384          1,261     1,152
  Non-affiliates               1,491      1,441          4,416     3,861
                               1,912      1,825          5,677     5,013

Operating profit               2,470      2,512          8,637     7,074

Interest expense                (604)      (574)        (1,697)   (1,694)
Interest income                    4          2              9        10
Other income, net                  4          3             20         2

Income before income taxes     1,874      1,943          6,969     5,392
Provision for income taxes       731        758          2,718     2,103

Net income                   $ 1,143      1,185          4,251     3,289

Basic earnings per
 common share                $   .33        .34           1.23       .95

Diluted earnings per
 common share                $   .33        .34           1.22       .94


Number of shares used in computing:
 Basic earnings per share      3,431      3,460          3,450     3,447

 Diluted earnings per share    3,453      3,502          3,474     3,494

See accompanying notes.











                                FRP PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                (In thousands)
                                    (Unaudited)
                                                             1999       1998
Cash flows from operating activities:
 Net income                                                 $4,251      3,289
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  7,281      6,771
   Net changes in operating assets and liabilities:
    Accounts receivable                                        (30)      (919)
    Inventory of parts and supplies                           (240)        49
    Prepaid expenses                                           538        286
    Accounts payable and accrued liabilities                  (208)      (536)
   Increase(decrease) in deferred income taxes                  68        430
   Net change in insurance reserve and other
    liabilities                                                361        102
   Gain on disposition of real estate, property,
     plant and equipment                                    (1,705)      (404)
   Other, net                                                  (17)         7
Net cash provided from operating activities                 10,299      9,075

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (14,258)   (11,238)
 Purchase of real estate held for investment             (315)         -
 Additions to other assets                                    (294)      (452)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets            2,393        995
Net cash used in investing activities                      (12,474)   (10,695)

Cash flows from financing activities:
 Net increase in short-term debt                            10,000      1,400
 Repayment of long-term debt                                (5,400)      (314)
 Repurchase of Company stock                                  (882)       (34)
 Exercise of stock options                                       -        460

Net cash provided from financing activities                  3,718      1,512

Net increase (decrease) in cash and cash equivalents         1,543       (108)
Cash and cash equivalents at beginning of year                 663        429
Cash and cash equivalents at end of the period              $2,206        321

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $1,718      1,706
 Income taxes                                               $3,261      1,648
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $  614        621
 Escrow cash included in other assets used to purchase
  property, plant and equipment                             $    -      3,811

See accompanying notes.





                      FRP PROPERTIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1999
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1998.

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

(3) Preferred Shareholder Rights Plan. On May 5, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding
share of common stock.   The dividend was payable on June 2,
1999. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, par value $.01 per share (The "Preferred Shares"), at a price of $96 per one one-hundredth of a Preferred Share, subject to adjustment.

In the event that any Person or group of affiliated or associated Persons (an "Acquiring Person") acquires beneficial ownership of 15% or more of the Company's outstanding common stock each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the
Right.   An Acquiring Person excludes any Person or group of
affiliated or associated Persons who were beneficial owners, individually or collectively, of 15% or more of the Company's Common Shares on May 4, 1999.

The rights will initially trade together with the Company's
common stock and will not be exercisable.   However, if an
Acquiring Person acquires 15% or more of the Company's common stock the rights may become exercisable and trade separately in
the absence of future board action.   The Board of Directors may,
at its option, redeem all rights for $.01 per right, at any time
prior to the rights becoming exercisable.   The rights will
expire September 30, 2009 unless earlier redeemed, exchanged or amended by the Board.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Operating Results

The following table summarizes the Company's revenues, cost of operations, and gross profit by its business segments (in thousands):

                           Three Months           Nine Months
                             Ended June 30,          Ended June 30,
                            1999       1998          1999       1998
Revenues:
  Transportation          $17,058     16,699        49,750     47,700
  Real estate               2,796      2,303        10,151      6,804
                          $19,854     19,002        59,901     54,504
Cost of operations:
  Transportation          $14,491     13,796        41,967     39,788
  Real estate                 981        869         3,620      2,629
                          $15,472     14,665        45,587     42,417
Gross profit:
  Transportation          $ 2,567      2,903         7,783      7,912
  Real estate               1,815      1,434         6,531      4,175
                          $ 4,382      4,337        14,314     12,087

For the third quarter and first nine months of fiscal 1999, consolidated revenues increased 4.5% and 9.9%, respectively, over the same periods last year. The Transportation segment revenues for the third quarter and first nine months increased 2.1% and 4.3%, respectively, due primarily to an increase in miles hauled. Real Estate revenues increased to $2,796,000 from $2,303,000 for the third quarter and to $10,151,000 from $6,804,000 for the
first nine months.   For the third quarter the increase was
principally as a result of increased rental income and $158,000 in timber sales. For the nine months, the increase was principally a result of real estate and timber sales. During the first nine months of 1999 the Company had $1,760,000 of land sales. There were no land sales in the 1998 period. For the first nine months of 1999, timber sales were $624,000 as compared
to $195,000 last year.   The remaining increases were due to
higher royalties and rental income.

Gross profit increased $45,000 for the third quarter and $2,227,000 for the first nine months as compared to the same
periods last year.   Gross profit in Transportation decreased
$336,000 for the third quarter and $129,000 for the first nine months of fiscal 1999. For the third quarter the decrease was due to increased costs to attract and retain qualified drivers and increased depreciation expense. The decrease for the first nine months was due to increased drivers wages and benefits partially offset by reduced fuel costs. Revenue per mile remained stable for the first nine months.

Gross profit in the Real Estate segment increased $381,000 for
the third quarter and $2,356,000 for the first nine months.   For
the first nine months the improvement was primarily due to sale of real estate and timber. For the first nine months, gross profit on these sales were $1,821,000 as compared to $188,000 last year.

Selling, general and administrative expense increased $87,000 for the third quarter and $664,000 for the first nine months. The increase was primarily attributable to severance compensation and staffing and consulting expenses related to systems upgrades to bring the Company compliant with the Year 2000 issues. Selling, general and administrative expense as a percent of sales was 9.6% for the third quarter as compared to 9.6% last year and 9.5% for the first nine months as compared to 9.2% last year.

Year 2000 Conversion. The Company, like most entities relying on automated data processing is faced with the task of modifying systems to become Year 2000 compliant. The Company has analyzed its Year 2000 exposure and has developed plans for addressing the Year 2000 exposure as well as reengineering selective systems to enhance their functionality.

The Company is in various stages of modifying or replacing both
internally developed and purchased software.   The Company has
purchased new software and hardware for its truck dispatching and maintenance system that is represented to be Year 2000 compliant
to replace its existing systems.   The Company began phasing in
this software during this quarter and will have the total system installed by the end of September 1999.

The Company purchases from an affiliate, Florida Rock Industries, Inc. (FRI) certain administrative services including automated data processing (Purchased Services). FRI is in process of
updating its systems to be Year 2000 compliant.   FRI has
implemented the general ledger, fixed assets and accounts payable
modules.   During August and September, FRI will be implementing
accounts receivable and payroll modules.   The Company has
reviewed FRI's plan and is monitoring the progress of this plan as it relates to the Purchased Services.

The Company has completely surveyed all its locations to identify
operating equipment which may be affected by Year 2000.   The
Company is in process of testing such equipment to determine if
such equipment is Year 2000 compliant.   When equipment has been
identified as not Year 2000 compliant, the Company is determining remediation steps to be taken including replacing the equipment.

Vendors, suppliers and customers that are critical to the
Company's operations have been identified.   Questionnaires were
sent to these entities to determine their state of readiness for Year 2000. The Company is evaluating responses from these questionnaires and contacting vendors and suppliers where necessary. The Company will identify alternative vendors and suppliers as a contingency if any of the current suppliers do not appear to be taking corrective actions and are not Year 2000 compliant.

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

The Company feels it is addressing in a timely manner the major issues related to the Year 2000 and any significant disruptive problems in its ability to conduct its business as a result are unlikely. The Company's contingency plan is substantially completed and will be finalized during the third quarter of calendar 1999. This plan will assess the risks and possible countermeasures. However, despite efforts and initiatives undertaken by the Company, total assurances can not be given that absolute compliance can be achieved. There can be no guarantees that the computer systems of other entities on which the Company relies will be converted in a timely manner or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations.



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

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking
statements.   These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources, competition and the Year 2000 and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or
phrases.   The following factors are among the principal factors
that could cause actual results to differ materially from the forward-looking statements: Year 2000 technology issues; availability and terms of financing; competition; levels of construction activity in FRI's markets; fuel costs; and inflation.

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

(b) Reports on Form 8-K. During the three months ended June 30, 1999, the Company filed a Form 8-K(A) dated May 5, 1999 reporting a dividend of one preferred share purchase right for each share of common stock under
     Item 5, "Other Events".


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 1999                 FRP PROPERTIES, INC.



                             \s\James J. GILSTRAP
                                James J. Gilstrap
                                Treasurer and Chief Financial
                                  Officer



                             \s\WALLACE A. PATZKE, JR.
                                Wallace A. Patzke, Jr.
                                  Controller and Chief Accounting
                                   Officer

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

(3)(a)(3)      Amendments to the Articles of Incorporation
               of FRP Properties, Inc. filed with the
               Secretary of State of Florida on February
               7, 1995.  Previously filed as appendix to
               the Company's Proxy Statement dated
               December 15, 1994.   File No. 33-26115

(3)(a)(4)      Amendment to Articles of Incorporation,
               filed with the Florida Secretary of State
               on May 6, 1999.   A form of such amendment
               was previously filed as Exhibit 4 to the Company's Form 8-K dated May 5, 1999.
               File No. 33-26115

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

(4)(e)         Rights Agreement, dated as of May 5, 1999
               between the Company and First Union
               National Bank.  Previously filed as Exhibit
               4 to the Company's Form 8-K dated May 5,
               1999.   File No. 33-26115.

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