Form 10-K
period 1999-09-30
FRP PROPERTIES INC
filed 1999-12-22
CIK 844059

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 1999
                                OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
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

At December 1, 1999 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $47,114,410. At such date there were 3,363,917 shares of the registrant's Stock outstanding.

               Documents Incorporated by Reference

Portions of the FRP Properties, Inc. 1999 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the FRP Properties, Inc. Proxy Statement dated December 15, 1999 are incorporated by reference in Part III.
                              PART I

Item 1. BUSINESS.

FRP Properties, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses. Florida Rock & Tank Lines, Inc.("Tank Lines"), SunBelt Transport, Inc. ("SunBelt") and Patriot Transportation, Inc.("Patriot"), wholly owned subsidiaries, are southeastern transportation companies concentrating in the hauling, by motor carrier, of liquid and dry bulk commodities and materials on flatbed trailers. Another wholly owned subsidiary, Florida Rock Properties, Inc. ("Properties"), owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"). The Company also holds certain other real estate for investment. Other wholly owned subsidiaries of the Company, own and are developing certain industrial rental properties near Baltimore, Maryland. Substantially all of the Company's operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company has two major business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 9 to the consolidated financial statements included in the accompanying 1999 Annual Report to stockholders and is incorporated herein by reference.

On December 1, 1999, the Board of Directors approved spinning off to its shareholders a new company which would include the real estate business while retaining the transportation business in FRP
Properties, Inc.   It is anticipated that the spin-off will be
effective March 31, 2000. For additional information, see Note 13 to the Consolidated Financial Statements.

FRI accounted for approximately 8.5% of the Company's consolidated revenues for fiscal 1999.

Revenues from royalties and from the dump and flatbed truck fleet operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.

Transportation. Tank Lines is engaged in hauling liquid and dry bulk commodities in tank and dump trucks. SunBelt is engaged in hauling building and construction materials on flatbed trailers. Patriot was formed late in fiscal 1999, to develop business using owner/operators and agents to haul various types of freight throughout the United States. Information as to the Transportation operations' revenue by principal markets is presented on page 5 of the accompanying 1999 Annual Report to stockholders under the caption, "Management Analysis" and is incorporated herein by reference.

The Company's owned and leased dump truck fleet hauls principally construction aggregates from terminals in Fort Myers, and Orlando, Florida. There are from 8 to 12 major competitors in each of the Company's markets and numerous small competitors in all markets. The Company normally experiences considerable competition in all of its markets.

The Company's owned and leased tank truck fleet hauls liquid and dry bulk commodities, including petroleum and chemicals. It operates from terminals in Jacksonville, Ft. Myers, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville and Nashville, Tennessee; and Birmingham, Alabama. It also has a central dispatch/office in Montgomery, Alabama. The Company has from 4 to 8 major tank truck competitors in each of its markets.

The Company's owned flatbed fleet is based at Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; Salisbury, North Carolina and South Pittsburg, Tennessee and hauls building and construction materials in 12 southeastern states. There are 10 major competitors in the Company's market area and numerous small competitors in the various states served.

At September 30, 1999, the Company had placed orders and was committed to purchasing tractors and trailers costing approximately $7,660,000.

Price, service, and terminal location are the major factors which affect competition within a given market.

During fiscal 1999 the transportation segment's ten largest customers accounted for approximately 33% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

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

Additional information about the Company's Real Estate segment is contained on page 1 under the captions "Real Estate Group" and in
Note 9 to the consolidated financial statements included in the accompanying 1999 Annual Report to stockholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space in the Baltimore-Washington markets continues to be successful. One hundred percent of the warehouse/office space built by the Company over the last several years was leased at September 30, 1999.

Price, location, rental space availability, structural design and flexibility are the major factors which affect competition in the warehouse rental market. The Company experiences considerable competition in all of its markets.

In fiscal 1999 real estate revenues, excluding the sale of real estate, were divided approximately 60% from mining and minimum royalties and 40% from rentals. FRI accounted for approximately
54% of such revenue.

Environmental Matters.   While the Company is affected by
environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 11 to the consolidated financial statements included in the accompanying 1999 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K, and such information is incorporated herein by reference.

Employees. The Company employed approximately 856 people in its Transportation Group, 19 people in its Real Estate Group, and 2 people in its Corporate offices at September 30, 1999.


Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., and Maryland.

Transportation Properties. At September 30, 1999 the Company operated an owned (566) and leased (2) fleet of 568 trucks and had 20 sites for its trucking terminals in Florida, Georgia, Alabama and Tennessee totaling approximately 94 acres. Of these acres, the Company owned approximately 84 and leased approximately 10. The Company also leases a central dispatch/office in Montgomery, Alabama. The lease term runs from year-to-year.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 1999, substantially all of which are leased to FRI.

                                             Tons of
                               Tons Mined   Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/99     9/30/99  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns fourteen
 locations currently being
 mined located at
 Brooksville, Astatula,
 Miami, Grandin, Gulf
 Hammock, Keuka, Lake Wales,
 and in Marion and Lake
 Counties, Florida; Forest
 Park, Macon and Tyrone,
 Georgia; St. Mary's County,
 Maryland; and Manassas,
 Virginia.                        10,666     397,000     17,490

The Company owns four locations
 being leased but not currently
 being mined, located at Ft.
 Myers and Newberry, Florida,
 and Rome and Columbus, Georgia.       -     254,000      3,688

Other Properties. The Company owns approximately 120 acres of land in Virginia and Washington, D.C. and an office building and approximately 6 acres in Florida which are leased to FRI. The Company owns four parcels of land near Baltimore, Maryland. One contains approximately 11 acres with a commercial warehouse and office space (162,587 square feet), which at November 1, 1999 was 100% leased. The second contains approximately 17 acres with 195,615 square feet of commercial warehouse and office space of which at November 1, 1999 was 100% leased. The third contains approximately 10 acres with 187,517 square feet of commercial/warehouse space that was 100% leased at November 1, 1999. The fourth contains 8.5 acres with an office building (28,533 square feet) which is 6% occupied by the Company with the balance 100% leased, including a portion leased to FRI. The Company also owns 134 acres of land in Harford County, Maryland. The site is being used for the development of the Lakeside Business Park. A 5.2 acre section has been developed with 105,803 square feet of commercial warehouse space that was 100% leased on November 1, 1999. Two sections of 4.15 acres each have been developed with 132,484 square feet of commercial warehouse space that was 100%
leased at November 1, 1999.   A 7.33 acre site is being developed
with 96,800 square feet of commercial warehouse space under
construction at September 30, 1999.   A 5.16 acre site, in Western
Baltimore County, is being developed with 83,100 square feet of commercial warehouse space under construction at September 30,
1999.   In addition, the Company owns approximately 11,183 acres of investment and other real estate, of which approximately 7,738 acres are in Suwannee and Columbia Counties, Florida.

The Company purchased a 59 acre tract in Anne Arundel County, Maryland near the Baltimore-Washington International Airport in May
1998.   The project, Hillside Business Park, will provide the
Company an opportunity to develop 600,000 square feet of
warehouse/office space.   Grading and infrastructure work on the
site will begin in the spring of 2000, and construction of the first building is anticipated to commence during the summer of 2000.

As part of the Company's ongoing asset management activities, it made application before the Zoning Commission of the District of Columbia to re-zone its 5.8 acre site on the banks of the Anacostia
River from industrial to Plan Unit Development(PUD).   Approval of
the application would allow the development of a 1.5 million square foot commercial office component together with associated waterfront enhancements in the Washington DC area. In November 1999, the Zoning Commission approved the Company's application.

At September 30, 1999 certain property, plant and equipment having a carrying value of $21,911,000 was pledged on certain notes and contracts with an outstanding principal balance totaling
$18,561,000 on such date.

In addition, certain properties having a carrying value at September 30, 1999 of $1,519,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company.

Item 3.  LEGAL PROCEEDINGS.

Note 11 to the Consolidated Financial Statements included in the accompanying 1999 Annual Report to stockholders is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.

                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

There were approximately 832 holders of record of FRP Properties, Inc. common stock, $.10 par value, as of December 1, 1999. The Company's common stock is traded on the Nasdaq Stock Market (Symbol
FRPP). Information concerning stock prices is included under the caption "Quarterly Results" on page 4 the Company's 1999 Annual Report to stockholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend during the past two years. It is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 1999 Annual Report to stockholders and such information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 4 of the Company's 1999
Annual Report to stockholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the caption "Management Analysis" on pages 5 and 6; under the caption "Capital Expenditures" on page 1; and in Notes 1 through 13 to the consolidated financial statements included in the accompanying 1999 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A QUANTITIVE AND QUALITATIVE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest
rates.   For its cash and cash equivalents a change in interest
rates affects the amount of interest income that can be earned. For its debt instruments changes in interest rates affect the amount of interest expense incurred.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:




Interest rate sensitivity
                     2000 2001 2002 2003 2004 Thereafter Total Fair Value

Liabilities:

Bank lines of credit $ 3,000                                3,000   3,000
Weighted average
Interest rate            5.6%

Long-term debt at
 Fixed rates         $   625  677  733  794  860   14,872  18,561  18,033
Weighted average
 Interest rate           8.1% 8.1  8.0  8.0  8.0      8.1

Bank Revolving Credit
 Variable interest   $20,000                               20,000  20,000
 Rate
Weighted average
 Interest               6.0%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 4 and on pages 7 through 15 of the Company's 1999 Annual Report to stockholders. Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office            Position Since

Edward L. Baker      64  Chairman of the Board    May   3, 1989
John E. Anderson     54  President & Chief        Feb. 17, 1989
                          Executive Officer
John R. Mabbett III  40  Vice President and       Feb.  4, 1993
                          Secretary
Ish Copley           66  President of SunBelt     Aug.  9, 1992
                          Transport, Inc., the
                          Company's flatbed
                          trucking operation
David H.
 deVilliers, Jr.     48  Vice President           June  1, 1989
James J. Gilstrap    52  Treasurer, Assistant     Aug.  6, 1997
                          Secretary and Chief
                          Financial Officer
Wallace A. Patzke,   52  Controller and Chief     Aug.  6, 1997
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

Information concerning directors, required in response to this Item 10, is included under the captions "Election of Directors" and
Section 16(a) Beneficial Ownership Reporting Compliance in the
Company's Proxy Statement dated December 15, 1999; and such information is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee
Report," "Compensation Committee Interlocks and Insider
Participation," and "Shareholder Return Performance" in the
Company's Proxy Statement dated December 15, 1999; and such information is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 15, 1999; and such information is incorporated herein by reference.




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider
Participation" and  "Certain Relationships and Related
Transactions" in the Company's Proxy Statement dated December 15,
1999 and in Note 2 captioned "Transactions with related parties" in the Company's 1999 Annual Report to stockholders; and such information is incorporated herein by reference.

                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.

(a) (1)and(2) Financial Statements and Financial Statement
              Schedules.

      The response to this item is submitted as a separate section. See Index to Financial
      Statements and Financial Statement Schedules on page 17 of this Form 10-K.

     (3)Exhibits.

      The response to this item is submitted as a separate section. See Exhibit Index on pages 14 through 16 of this Form 10-K.

(b) Reports on Form 8-K.

     During the three months ended September 30, 1999, the Company filed a Form 8-K dated September 24, 1999 reporting a proposed spin-off of its real estate business under Item 5, "Other Events".

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRP PROPERTIES, INC.


Date:  December 1, 1999                  By JAMES J. GILSTRAP
                                           James J. Gilstrap
                                    Treasurer, Assistant Secretary and
                                     Chief Financial Officer

                                     By WALLACE A. PATZKE, JR.
                                    Wallace A. Patzke, Jr.
                                    Controller and Chief Accounting
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 1, 1999.


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








                       FRP PROPERTIES, INC.
      FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                          EXHIBIT INDEX
                         [Item 14(a)(3)]

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

(3)(a)(4) Amendment to the Articles of Incorporation, filed with the Florida Secretary of State on May 6, 1999. A form of such amendment was previously filed as
              Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No. 33-26115.

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

(4)(e)        Rights Agreement, dated as May 5, 1999  between the
              Company and First Union National Bank.   Previously
              filed as Exhibit 4 to the Company's Form 8-K dated
              May 5, 1999.   File No. 33-26115.

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

(10)(I)(1)    FRP Properties, Inc. 1989 Employee Stock Option
              Plan.   Previously filed with Form S-4 dated
              December 13, 1988.  File No. 33-26115

(10)(I)(2)    FRP Properties, Inc. 1995 Stock Option Plan.
              Previously filed as an appendix to the Company's
              Proxy Statement dated December 15, 1994.

(11)          Computation of Earnings Per Common Share.

(13) The Company's 1999 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1999 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22)          Subsidiaries of Registrant at September 30, 1999:
              Florida Rock & Tank Lines, Inc. (a Florida corporation) Florida Rock Properties, Inc. (a Florida corporation) FRP Development Corp. (a Maryland corporation) FRP Maryland, Inc. (a Maryland corporation) 34 Loveton Center Limited Partnership (a Maryland limited partnership) FRTL, Inc. (a Florida corporation)SunBelt Transport, Inc. (a Florida Corporation)Oz Limited Partnership (a Maryland limited partnership) FRP Delaware, Inc. (a Delaware corporation) FRP Lakeside L.P. (a Maryland limited partnership) FRP Lakeside L.L.P. (a Maryland limited partnership) FRP Lakeside L.L.C. #2 (a Maryland limited liability corporation), FRP Lakeside L.L.C. #3 (a Maryland limited liability partnership), FRP Lakeside L.L.C. #4 (a Maryland limited liability partnership), FRP Lakeside L. L.C.#5 (a Maryland limited liability partnership), FRP Hillside L.L.C. (a Maryland limited liability corporation) FRP Windsor LLC (a Maryland limited liability corporation), Patriot Transportation, Inc.(a Florida corporation)

(23)(a)       Consent of Deloitte & Touche LLP, Independent
              Certified Public Accountants, appears on page 16 of this Form 10-K.

(27)          Financial Data Schedule

                      FRP PROPERTIES, INC.
 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                    (Item 14(a) (1) and 2))


                                                            Page

Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1999
    and 1998                                                8(a)

  For the years ended September 30, 1999, 1998 and 1997:
    Consolidated statement of income                        7(a)
    Consolidated statement of stockholders' equity         10(a)
    Consolidated statement of cash flows                    9(a)
  Notes to consolidated financial statements            11-15(a)

  Independent Auditors' Report                             16(a)

  Selected quarterly financial data (unaudited)             4(a)

Consent of Independent Certified Public Accountants        18(b)

Consolidated Financial Statement Schedules:

Independent Auditors' Report                               19(b)

 II - Valuation and qualifying accounts                    20(b)

III - Real estate and accumulated depreciation and
    depletion                 21-22(b)

(a)      Refers to the page number in the Company's
         1999 Annual Report to stockholders. Such information is incorporated by reference in
         Item 8 of this Form 10-K.

(b)      Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.
Independent Auditors' Consent


We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-43215) pertaining to the FRP Properties, Inc. 1989 Stock Option Plan and in the related Prospectus of our report dated December 3, 1999, appearing in and incorporated by reference in this Annual Report (Form 10-K) for the year ended September 30, 1999.



DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
December 21, 1999





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of FRP Properties, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of FRP Properties, Inc. and subsidiaries ("FRP") as of September 30, 1999 and 1998, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated December 3, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRP, listed in Item 14. These financial statement schedules are the responsibility of FRP's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
December 3, 1999

                           FRP PROPERTIES, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                 BALANCE
                  AT BEGIN.  COST AND    OTHER                       AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS      OF YEAR
Year Ended
September 30, 1999:

Allowance for
 doubtful accounts $  272,318  $  12,000        -                 $ 284,318

Accrued risk
 insurance         $4,545,457  $4,016,846        -   $3,176,910(b) $5,385,393
Accrued health
 insurance         $  841,789   1,480,947        -    1,409,359(b)    913,377
Totals -
 insurance         $5,387,246  $5,497,793       $0   $4,586,269    $6,298,770

September 30, 1998:

Allowance for
 doubtful accounts $257,952     $12,000          -     ($2,366)(a)   $272,318

Accrued risk
 insurance       $4,217,714  $4,401,537          -   $4,073,794(b) $4,545,457
Accrued health
 insurance         $964,698   1,340,998          -    1,463,907(b)    841,789
Totals -
 insurance       $5,182,412  $5,742,535        $0     $5,537,701   $5,387,246


Year Ended
September 30, 1997:

Allowance for
 doubtful accounts$233,537      $18,000          -      ($6,415)(a) $257,952


Accrued risk
 insurance        $3,828,654 $3,113,219         -    $2,724,159(b)$4,217,714
Accrued health
 insurance          $777,199  1,246,760         -     1,059,261(b)   964,698
Totals -
 insurance        $4,605,853 $4,359,979        $0    $3,783,420   $5,182,412



(a) Accounts written off less recoveries
(b) Payments












                        FRP PROPERTIES, INC.
SCHEDULE III(CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                             DEPLETION
                          SEPTEMBER 30, 1999

                                             Cost capi- Gross amount                Date              Deprecia-
                       Encumb-  Initial cost  talized    at which     Accumulated    Of       Date    tion Life
County       State     rances       to      subsequent   carried at   Depreciation Constr-   Acquired Computed
                                  Company   acquisition end  period                 tion                       on:
                                                                                                                       (a)
Construction Aggregates
Alachua      Florida             $1,588,458      8,536   1,596,994       53,748      n/a    4/86       unit
Clay         Florida                964,972     15,666     980,638          -        n/a    4/86       unit
Clayton      Georgia                381,787          0     381,787        3,236      n/a    4/86       unit
Dade         Florida              9,374,660          0   9,374,660    7,180,001      n/a    4/86       unit
Fayette      Georgia     109,342    400,872          0     400,872       42,349      n/a    4/86       unit
Hernando     Florida              3,174,084          0   3,174,084    1,107,684      n/a    4/86       unit
Lake         Florida              1,464,625     20,528   1,485,153    1,026,253      n/a    4/86       unit
Lee          Florida              4,690,269          0   4,690,269          -        n/a    4/86       unit
Floyd        Georgia                300,000          0     300,000          -        n/a    4/86       unit
Levy         Florida              1,280,643     83,365   1,364,008      374,802      n/a    4/86       unit
Marion       Florida              1,180,366          0   1,180,366      599,478      n/a    4/86       unit
Monroe       Florida                840,442          0     840,442      201,628      n/a    4/86       unit
Muscogee     Georgia                368,674          0     368,674       45,000      n/a    4/86       unit
Polk         Florida                120,502          0     120,502       75,285      n/a    4/86       unit
Prince Wil.  Virginia               298,463          0     298,463      241,184      n/a    4/86       unit
Putnam       Florida             15,014,681     47,768  15,062,449    2,358,985      n/a    4/86       unit
St. Marys    Maryland             1,269,818          0   1,269,818      508,104      n/a    4/86       unit
                         109,342 42,713,316    175,863  42,889,179   13,817,737
Land Rental Property
District of Columbia              6,712,973  2,152,586   8,865,559     911,687       n/a    4/86       15 yr.
Fairfax      Virginia             2,035,013          0   2,035,013         -         n/a    4/86         -
Putnam       Florida                191,518          0     191,518     119,121       n/a    4/86       10 yr.
Spalding     Georgia                 19,572          0      19,572         -         n/a    4/86         -
Suwannee     Florida     268,536  4,567,382    371,294   4,938,676     759,316       n/a    4/86       10 yr.
                         268,536 13,526,458  2,523,880  16,050,338   1,790,124
Commercial Property
Baltimore    Maryland  1,614,092    439,120  2,381,905   2,821,025     923,344       1990   10/89      31 yr.
Baltimore    Maryland  4,572,886    961,379  5,768,186   6,729,565   1,228,091       1992   12/91      31 yr.
Baltimore    Maryland               690,221  1,256,287   1,946,508           0       n/a    7/99         -
Duval        Florida              2,804,344    142,461   2,946,805   1,858,905       n/a    4/86       20 yr.
Harford      Maryland             1,754,300 14,209,359  15,963,659     246,252       1996   8/95       31 yr.
Howard       Maryland  7,785,160  3,069,284  3,859,411   6,928,695   1,807,744       1987   9/88       31 yr.
Anne Arun    Maryland  4,211,173    911,060  5,654,712   6,565,772   1,582,971       1989   9/88       31 yr.
Anne Arun    Maryland             1,011,551    296,038   1,307,589           0       n/a    5/98         -
Orange       Florida                 57,047          0      57,047      12,046       n/a    4/86       10 yr.
                      18,183,311 11,698,306 33,568,359  45,266,665   7,659,353
Investment Property
Caroline     Virginia               212,876      6,858     219,734         -         n/a    4/86       unit
Duval        Florida                640,310          0     640,310         -         n/a    4/86         -
Fairfax      Virginia               273,198          0     273,198         -         n/a    4/86         -
Fayette      Georgia                283,875          0     283,875         -         n/a    4/86         -
Hillsborough Florida                187,161          0     187,161         -         n/a    4/86         -
Suwannee     Florida                400,313          0     400,313     106,525       n/a    4/86       unit
                                  1,997,733      6,858   2,004,591     106,525

Miscellaneous                       720,088          0     720,088     303,225

GRAND TOTALS         $18,561,189 70,655,901 36,274,960 106,930,861  23,676,964

    (a)  The aggregate cost for Federal income tax purposes is $105,327,346.



                      FRP PROPERTIES, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                        1999          1998         1997

Gross Carrying Cost of Real Estate:

Balance at beginning of period     $ 98,302,279    86,939,335    80,950,619

Additions during period:
  Acquisitions through foreclosure            -             -             -
  Other acquisitions                  9,663,944     2,241,837     3,500,646
  Improvements, etc.                          -     5,480,287     2,725,828
  Reclassification of deposit                 -             -             -
  Other (transfers)                           -     3,811,104             -

Deductions during period:
  Cost of real estate sold              704,062       170,284       237,758
  Other  (abandonments)                       -             -             -
  Other (transfers
    to Transportation)                  331,300             -             -

Balance at close of period         $106,930,861    98,302,279    86,939,335

Accumulated Depreciation & Depletion:

Balance at beginning of period     $ 21,655,393    19,463,097    17,440,035

Additions during period:
  Charged to cost & expense           2,446,115     2,278,379     2,108,105
  Other (transfers from
    Transportation)                           -             -             -

Deductions during period:
  Cost of real estate sold              233,134        86,083        85,043
  Other(transfer to Transp.)            191,410             -             -

Balance at close of period          $23,676,964    21,655,393    19,463,097





Annual Report 1999

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)


                                                                  %
                                             1999      1998     Change

Revenues                                   $82,019    73,974     +10.9
Gross profit                               $19,994    16,493     +21.2
Operating profit                           $12,380     9,625     +28.6
Income before income taxes                 $10,093     7,343     +37.5
Net income                                 $ 6,157     4,480     +37.4

Per common share:
  Basic earnings per share                 $  1.79      1.30     +37.7
  Diluted earnings per share               $  1.78      1.28     +39.1
  Stockholder's equity                     $ 21.53     19.83     + 8.6

1999 CORPORATE HIGHLIGHTS

Revenues - up 10.9% to $82,019,000

Gross profit - up 21.2% to $19,994,000

Net income - up 37.4% to $6,157,000

Diluted earnings per share - up 39.1% to $1.78 per share

Gains from the sale of real estate of $3,788,000

$31,000,000 of borrowing capacity is available under the Company's credit agreements at September 30, 1999

Formed Patriot Transportation, Inc to enter into the non-asset based segment of the domestic trucking industry

Approved a Plan of Reorganization and Distribution to separate the transportation and real estate operations during fiscal 2000

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

  Real Estate

    The growth plan is based on the acquisition, management and retention of real estate assets and the development of industrial rental properties to provide long-term positive cash flows and capital appreciation.
To Our Stockholders:

     Fiscal 1999 will prove to be a milestone in the continued progress and evolution of your Company. Our two primary business groups, Transportation and Real Estate, have coexisted successfully since the formation of the Company in the mid 1980's but have now progressed in size and scope to warrant sharpened strategic focus. Accordingly, your Board approved a Plan of Reorganization and Distribution to formally separate the transportation and real estate operations in the coming year.


Consolidated Results. Revenues for fiscal 1999 were $82,019,000, a 10.9% increase over $73,974,000 in fiscal 1998. Transportation revenues increased 4.7% due to an increase in miles hauled in both Florida Rock and Tank Lines and SunBelt. Real estate revenues excluding property sales increased 17.3% principally as the result of increased royalties, rental income and timber sales. Real estate property sales approximated $3,788,000 in fiscal 1999 versus $426,000 in 1998.

     Gross profit of $19,994,000 increased 21.2% from $16,493,000 in fiscal 1998. The Transportation Group's gross profit for fiscal 1999 decreased 3.6% from last year as result of an increase in operating costs. The Real Estate Group's gross profit excluding gains from property sales was 16.0% above last year principally because of increased timber, royalty and rental income on the Company's real estate projects. Gains from property sales were $3,236,000 compared to $358,000 last year.

     Selling, general and administrative expenses were $7,614,000 as compared to $6,868,000 in 1998. The increase is primarily attributed to non-recurring costs incurred for retirement and severance compensation and higher variable costs related to increased sales.

     Net income increased 37.4% to $6,157,000 from $4,480,000 in fiscal 1998. Diluted earnings per share increased 39.1% to $1.78 from $1.28 last year.

Capital Expenditures. Capital expenditures in 1999 for the transportation business totaled $9,344,000 versus $8,368,000 in
1998.   Capital expenditures for the real estate segment in 1999
approximated $12,010,000 versus $11,504,000 in 1998.  Total
depreciation and depletion for fiscal 1999 was $10,065,000 versus $9,146,000 in 1998.

     The fiscal 2000 capital expenditure plan for the transportation business approximate $12,868,000 for continued expansion of both the flatbed and tank truck fleets and to maintain the modernized fleet. The capital budget for the real estate segment is $13,855,000. Total depreciation and depletion expense is expected to be approximately $11,063,000.


Financial Management. The Company's $34,000,000 unsecured revolver and term facility has a final maturity of November 2003. At September 30, 1999, $20,000,000 was outstanding leaving a balance of $14,000,000 in availability under the facility. The Company also has $20,000,000 of credit facilities in overnight unsecured demand loans of which $3,000,000 was borrowed and outstanding at the end of fiscal 1999. $18,561,000 of the Company's total debt outstanding is non-recourse long-term fixed rate mortgages secured by real estate projects. At September 30, 1999 the Company had $31,000,000 of available credit and a funded debt to equity rate of 57%.

     The Company is currently evaluating and pursuing additional financing alternatives for each business group and expects to modify the existing credit facilities prior to the effective date of the proposed reorganization.

Annual Meeting. At the Annual Stockholders Meeting on February 3, 1999, the stockholders elected Francis X. Knott, John R. Mabbett
III, and James H. Winston as directors to serve a four-year term expiring in the year 2003.

Real Estate Group. Success continued to be achieved toward the twin strategies of developing high-quality, flexible warehouse/office space in carefully selected markets and progressive asset management to enhance the Group's land portfolio.

     The Group maintained development momentum at its Lakeside Business Park, a 134 acre site in Harford County, Maryland north of Baltimore. Two new buildings in this park, 2206 and 2208 Lakeside Boulevard, totaling 132,484 square feet, were successfully leased-up. An additional 96,800 square foot warehouse is slated for completion and marketing during fiscal 2000.

     Continuing pre-development and infrastructure related activities are underway at Hillside Business Park, a 59 acre tract in Anne Arundel County, Maryland near the Baltimore-Washington International Airport. Final build out on this site is anticipated at approximately 600,000 square feet of flexible warehouse/office product.

     An additional 83,100 square feet of build-to-suit office/warehouse space is underway in a separate market segment to the west of Greater Baltimore.

     Combined developed buildings should total slightly over one million square feet of capacity by the end of fiscal 2000.
Excluding the build-to-suit the Group had in excess of 812,000 square feet of its rental properties fully leased at September 30, 1999.

     Additionally, the Group achieved final zoning approvals, during first quarter fiscal 2000, to re-zone its 5.8 acre site on the banks of the Anacostia River in Washington, D.C. from industrial to Planned Unit Development(PUD). This action by the Zoning Commission of the District of Columbia represents the culmination of approximately six years of constant advocacy by the company. The approved re-zoning allows development of a 1.5 million square foot commercial office component together with associated waterfront enhancements. The Group is now exploring options for highest and best use of this site.

Transportation Group. Florida Rock & Tank Lines, Inc. and SunBelt
Transport, Inc. continued their growth in both miles and revenue while new strategic initiatives occurred in the Transportation Group this past fiscal year.

     The Group formed a third new venture during the year, Patriot Transportation, Inc. Patriot marks the Group's entry into the non-asset based segment of the domestic trucking industry. In addition to being large and highly fragmented, this segment offers the opportunity of faster revenue growth at significantly lower levels of capital investment. A number of operating synergies should accrue by linking Patriot's freight movements in coordination with the existing operations and facilities of Florida Rock & Tank Lines and SunBelt Transport.

     During the year, the Group added key senior management who have been instrumental in spearheading the development of an administrative infrastructure to support the operational diversity and growth of the Group. In addition, management is focused on identifying and consummating strategic acquisitions alongside a stepped up focus on internal development for the coming year.

     The combination of a major liquid and dry bulk carrier with an existing network of eighteen terminals, a rapidly expanding flatbed company and a non-asset, owner-operator carrier provides the nucleus
for a more versatile strategic focus.   As a result, the Group
anticipates an array of expansion, utilization and efficiency options.

Related Developments and Outlook. Fiscal 2000 is expected to be another year of growth and progress for our businesses. As previously announced, the Board of Directors approved a Plan of Reorganization and Distribution (Plan) at its December, 1999 scheduled meeting. When executed, the Plan will allow separate managements to better focus on its core business and to pursue opportunities for each business segment independently.

     The Plan creates a new company that will include all the assets and operations of the Real Estate Group. The new company will be distributed on a share for share basis in a tax free transaction to existing shareholders at the date of reorganization and will trade on the NASDAQ as a public company. The Transportation Group's assets and operations will remain with the Company and assuming a name change approval at the Annual Meeting on February 2, 2000, the Company will become Patriot Transportation Holding, Inc.



     Management anticipates with enthusiasm and excitement this new chapter in your company's development. We extend sincere appreciation to our hard working and dedicated employees for their crucial roles in helping to enable this new direction.


Respectfully yours,


Edward L. Baker
Chairman



John E. Anderson
President & Chief Executive Officer

Operating Review

Transportation. During fiscal 1999 the Company's Transportation Group operated through two wholly owned subsidiaries, Florida Rock & Tank Lines, Inc., engaged in hauling liquid and dry bulk commodities primarily in tank trucks, and SunBelt Transport, Inc., engaged in flatbed hauling. During the year the Company also formed Patriot Transportation, Inc. that will conduct the Company's entry into owner operator hauling.

  The Group operates from terminals in Jacksonville, Ft. Myers, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville and Nashville, Tennessee; and Birmingham, Alabama. The Group also has a central dispatch office in Montgomery, Alabama. During fiscal 1999 the owned and leased fleet increased from 546 to 568 trucks.

  Revenues for miles hauled were up 4.7% due to both continued expansion of flatbed and tank truck hauling.

  Gross profit decreased 3.6% from fiscal 1998 primarily as a result of increased expansion in both SunBelt Transport, Inc. and Florida Rock & Tank Lines, Inc.

  During fiscal 1999, the Group purchased 109 new tractors and 112 new trailers. The fiscal 2000 capital expenditure plan is based on maintaining a modernized tank fleet and also expanding the tank truck and flatbed fleets. The fleet modernization program has resulted in reduced maintenance expenses and improved operating efficiencies.

  For fiscal 2000 the Transportation Group expects a year of growth in its existing business resulting from the continued penetration of targeted market segments. The near term outlook is for increases in the hauling of petroleum, dry bulk and chemical products given modest economic growth. Flatbed hauling is expected to see strong year over year growth during fiscal 2000. The startup of owner operator hauling conducted through Patriot Transportation in the coming year will also make a positive contribution.

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

  Real estate revenues, excluding property sales increased 17.3% over fiscal 1999 as a result of higher timber sales and increased royalties and rental revenue on the Company's real estate projects. The fiscal 1999 real estate revenues, excluding the sale of real estate and timber, were divided approximately 46% from mining and minimum royalties and 54% from rental.

  A brief description of FRP Development Corp.'s projects at September 30, 1999 follows:

  8230 Preston Court, 72,182 square feet of flexible warehouse/office space and 100% leased.

  8240 Preston Court, 90,405 square feet of flexible warehouse/office space and 100% leased.

  810 Oregon Avenue, 113,280 square feet of flexible warehouse/office space and 100% leased.

  812 Oregon Avenue, 82,335 square feet of flexible warehouse/office space and 100% leased.

  Rossville Business Center, a two building complex consisting of 187,517 square feet of flexible warehouse/office space and 100% leased.

  TESSCO Center, a 28,533 square foot suburban office building and 100% leased.

  1502 Quarry Drive, 105,803 square feet of flexible warehouse/office space and 100% leased.

  1504 Quarry Drive, 96,800 square feet of flexible warehouse/office space under construction to be completed during fiscal 2000.

  2206 Lakeside Boulevard, 66,964 square feet of flexible warehouse/office space completed during fiscal 1999 and 100% leased.

  2208 Lakeside Boulevard, 65,520 square feet of flexible warehouse/office space completed during fiscal 1999 and 100% leased.

  6920 Tudsbury Road, 83,100 square feet, built to suit warehouse/office under construction to be completed during fiscal
2000 and 100% pre-leased.

  Lakeside Business Park is a 134 acre site capable of supporting 1,250,000 square feet of warehouse/office space. At September 30, 1999, 96,800 square feet was under construction and expected to be completed during fiscal 2000. Approximately 63 acres remain available for development and capable of supporting 900,000 square feet of new development.

  Hillside Business Park, is a 59 acre site located in Anne Arundel County, Maryland and capable of supporting 600,000 square feet of warehouse/office space.

  The Real Estate Group during fiscal 2000 will continue to focus on buildings under construction and the continued development of the property at Lakeside Business Park. In addition, planning, development and permitting for Hillside Business Park development will continue.

  At September 30, 1999 the Company owns approximately 812,000 square feet of rental properties that were fully leased. The Real Estate Group will continue its asset management functions for the benefit of the Company's land portfolio. These activities will also include but not be limited to the Company's site on the Anacostia River in the District of Columbia. The Company's long-term plan is to gradually build and own a portfolio of successful rental properties.

Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                     1999     1998       1997      1996     1995
Summary of Operations
Revenues          $ 82,019    73,974     68,844    64,403    58,273
Gross profit(a)   $ 19,994    16,493     14,908    14,615    15,132
Operating profit  $ 12,380     9,625      8,977     9,017     9,440
Interest expense  $  2,357     2,300      2,061     2,234     1,933
Income before income taxes
                  $ 10,093     7,343      6,984     6,827     7,591
Provision for income taxes
                  $  3,936     2,863      2,724     2,662     2,961
Net income        $  6,157     4,480      4,260     4,165     4,630
Per Common Share
Basic EPS         $   1.79      1.30       1.22      1.16      1.24
Diluted EPS       $   1.78      1.28       1.21      1.14      1.22
Stockholders' equity
                  $  21.53     19.83      18.53     17.72     16.74

Financial Summary
Current assets    $ 14,161    10,073      8,549     8,003     8,495
Current liabilities
                  $ 13,555     9,479     11,063     9,595     7,117
Working capital (deficit)
                  $    606       594     (2,514)   (1,592)    1,378
Property, plant and
 equipment, net   $115,369   104,970     95,018    90,058    83,319
Total assets      $138,655   123,965    116,582   107,036   101,357
Long-term debt    $ 37,936    33,299     30,647    26,170    25,503
Stockholders' equity
                  $ 72,692    68,755     63,734    61,894    61,622
Other Data
Return on average
 stockholders' equity
                       8.7%      6.7        6.8       6.7       7.6
Return on average capital
 employed              5.2%      4.1        4.2       5.8       6.6
Net cash flow provided from
 operating activities
                   $ 15,032   13,557     13,982    14,681    10,131
Additions to property,
 plant and equipment
                   $ 21,359   19,901     13,746    15,970    15,805
Depreciation, depletion
 and amortization
                   $ 10,065    9,146      8,356     7,667     7,304
Weighted average number
 of shares - basic    3,444    3,452      3,490     3,588     3,742
Weighted average number
 of shares - diluted  3,468    3,496      3,530     3,647     3,798
Number of employees at
 end of year            877      753        721       665       644
Stockholders of record
                        834      850        873       913       939

(a) Fiscal 1999, 1998, 1997, 1996 and 1995 include gains on the sale of real estate of $3,236,000, $358,000, $817,000, $93,000 and $79,000, respectively.


Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

                       First           Second           Third           Fourth
                     1999    1998    1999   1998     1999   1998     1999   1998
Revenues           $19,031  17,671  21,016 17,831    19,854 19,002   22,118 19,470
Gross profit       $ 4,393   3,974   5,539  3,776     4,382  4,337    5,680  4,406
Operating profit   $ 2,299   2,458   3,868  2,104     2,470  2,512    3,743  2,551
Income before
  income taxes     $ 1,743   1,894   3,352  1,555     1,874  1,943    3,124  1,951
Net income         $ 1,063   1,155   2,045    949     1,143  1,185    1,906  1,191
Per common share:
  Basic EPS           $.31     .34     .59    .28       .33    .34      .56    .34
  Diluted EPS         $.30     .33     .59    .27       .33    .34      .56    .34
  Market price:
    High            $30.00   38.00   28.88  33.75     26.00  37.25    26.00  33.00
    Low             $19.50   31.37   23.00  30.00     21.25  32.00    21.63  20.50


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

  In fiscal 1999 and 1998, revenues increased 10.9% and 7.5%, respectively. In the Transportation segment revenues and miles hauled were both up 4.7% in 1999 and up 7.5% and 6.9%, respectively, in 1998. The Real Estate segment's revenues, exclusive of real estate sales, increased 17.3% and 12.5% in 1999 and 1998, respectively. The increase in real estate revenues is the result of higher timber sales and increased rental and royalty income.

  The estimated contribution to Transportation revenues by principal markets follows:

                       1999   1998   1997   1996   1995

Petroleum                65%    67     68     68     66
Construction             24%    21     21     20     19
Chemical                  7%     7      6      7     10
Other                     4%     5      5      5      5

   Gross profit for fiscal 1999 increased $3,501,000 and gross margin
increased to 24% from 22%.   The Transportation segment gross profit
decreased $360,000 and gross margin decreased to 14% from 15%.   These
decreases were due to increased costs to attract and retain qualified drivers and increased depreciation expense partially offset by reduced
fuel costs.   Gross profit for the real estate segment increased
$3,861,000 primarily as a result of real estate sales, increased
royalty income and increased rental income.   Gross profit on real
estate sales was $3,236,000 in 1999 and $358,000 in 1998. Gross profit for fiscal 1998 increased $1,585,000 and gross margin remained stable
from the prior year.   The Transportation segment gross profit
increased $969,000 principally as a result of higher miles hauled.
Gross margin remained stable.   In the Real Estate segment, gross
profit increased $616,000 primarily as a result of increased rental income and timber sales partially offset by a decrease in property sales.

   Selling, general and administrative expense increased 10.9% in 1999 and increased 15.8% in 1998. The 1999 increase was attributable to non-recurring retirement and severence and systems upgrades for Year
2000 compliance.   The 1998 increase results from non-recurring costs
incurred for various projects, business development opportunities related to Transportation, incentive compensation, staffing and consulting related to systems upgrades necessary for Year 2000 compliance.

   Interest expense in 1999 increased 3% or $57,000 from 1998. Interest expense in 1998 increased 12% or $239,000 from 1997. These increases were primarily as a result of an increase in the average
debt outstanding and an increase in the average interest rate.   The
1998 increase was partially offset by an increase in the amount of interest capitalized.

Year 2000 Conversion. The Company, like most entities relying on automated data processing was faced with the task of modifying systems
to become Year 2000 compliant.   The Company analyzed its Year 2000
exposure and developed plans for addressing the Year 2000 exposure as well as reengineering selective systems to enhance their functionality.

The Company purchased new software and hardware for its truck dispatching and maintenance system that is represented to be Year 2000
compliant to replace its existing systems.   The Company completed the
installation of this software during the fourth quarter of 1999.

The Company purchases from an affiliate, Florida Rock Industries, Inc. ("FRI") certain administrative services including automated data
processing ("Purchased Services").   FRI is in the process of updating
its systems to be Year 2000 compliant.   The Company has reviewed
FRI's plan and is monitoring the progress of this plan as it relates
to the Purchased Services.   FRI has completed updating the systems
used by the Company.

The Company has identified operating equipment which may be effected
by Year 2000.   Once the equipment was identified, testing was done to
determine if such equipment is Year 2000 compliant.   When equipment
was identified as not Year 2000 compliant, the equipment was replaced.

Vendors, suppliers and customers that are critical to the Company's
operations were identified.   Questionnaires were sent to these
entities to determine their state of readiness for Year 2000.   The
Company identified alternative vendors and suppliers if any of the current suppliers are not Year 2000 compliant.

The costs associated with the purchase and installation of the truck dispatching and maintenance software and hardware was capitalized and is amortized over the estimated useful life of the software or equipment. Other costs associated such as selection, training and reengineering of the existing processing are being expensed as
incurred.   The expected costs of the systems was not expected to be
material to the financial condition or results of operations of the Company.

The Company feels it has addressed in a timely manner the major issues related to the Year 2000 and any significant disruptive problems in its ability to conduct its business as a result are unlikely. The Company has contingency plans in place if there is a disruption.
This plan assesses the risks and possible countermeasures. However, despite efforts and initiatives undertaken by the Company, total assurances can not be given that absolute compliance can be achieved. There can be no guarantees that the computer systems of other entities on which the Company relies will be converted in a timely manner or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations.

Liquidity and Capital Resources. The following key financial measurements reflect the Company's financial position and capital resources at September 30 (dollars in thousands):


                              1999         1998         1997

Cash                       $ 2,593          663          429
Total debt                 $41,561       35,432       35,065
Debt as a percent of
  capital employed              34%          32           33
Unused lines of credit     $31,000       37,400       35,500

   During 1999, net cash flows from operating activities were $15,032,000 which along with issuing additional long and short-term debt funded the Company's investing activities of $16,746,000 and the repurchase of common stock. During 1998, net cash flows from operating activities were $13,557,000 which along with exercise of stock options and issuing of debt funded the Company's investing activities of $14,232,000.

  The Company is financially postured to be able to take advantage of external and internal growth opportunities in real estate development and in the motor carrier industry that may occur.

   The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise.

  The Company has a $34,000,000 revolving credit agreement of which $14,000,000 was available at fiscal year end. In addition, it has unsecured short-term lines of credit under which it may borrow up to $20,000,000 of which $3,000,000 was outstanding at September 30, 1999.

  The Company currently expects its fiscal 2000 capital expenditures to be approximately $26,746,000 and depreciation and depletion expense to be $11,063,000. The expenditures are expected to be financed from the cash flow from operating activities and the $14,000,000 unused and available under its revolving credit agreement.

   The Company believes it will be able to renegotiate its present credit facilities or obtain similar replacement credit facilities when necessary in the future.

Spin-off of Real Estate Business.   As discussed in Note 13 to the
Consolidated Financial Statements, the Board of Directors approved spinning off to its shareholders a new company which would include the real estate business, while retaining the transportation business in
FRP Properties, Inc.   It is anticipated that the spin-off would be
effective at the end of the Company's second quarter, ending March 31, 2000.

Inflation. Historically, the Company has been able to recover inflationary cost increases through increased freight rates. It is expected that over time justifiable and necessary rate increases will be obtained in the future, although deregulation of intrastate trucking rates has made this more difficult in the past four years. Substantially all of the Company's royalty agreements are based on a percentage of the sales price. Minimum royalties and substantially all lease agreements provide various escalation provisions.

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

(Dollars and shares in thousands except per share amounts)

                                           1999       1998       1997

Revenues:
  Transportation                        $ 67,048     64,014     59,530
  Real estate                             11,183      9,534      8,477
  Sale of real estate                      3,788        426        837

Total revenues (including revenue from
 related parties of $6,999, $6,256, and
 $6,006)                                  82,019     73,974     68,844

Cost of operations:
  Transportation                          57,396     54,002     50,487
  Real estate                              4,077      3,411      3,429
  Cost of real estate sold                   552         68         20

Gross profit                              19,994     16,493     14,908

Selling, general and administrative expense
 (including expenses paid to related party
  of $1,656, $1,515 and $1,414)            7,614      6,868      5,931

Operating profit                          12,380      9,625      8,977
Interest expense                          (2,357)    (2,300)    (2,061)
Interest income                               46         13         46
Other income, net                             24          5         22

Income before income taxes                10,093      7,343      6,984
Provision for income taxes                 3,936      2,863      2,724

Net income                             $   6,157      4,480      4,260

Earnings per share:
 Basic                                 $    1.79       1.30       1.22
 Diluted                               $    1.78       1.28       1.21


Number of shares used in computing:
 Basic earnings per share                  3,444      3,452      3,490

 Diluted earnings per share                3,468      3,496      3,530

See accompanying notes.

Consolidated Balance Sheet  September 30
(Dollars in thousands)
                                                             1999       1998
Assets
Current assets:
  Cash and cash equivalents                              $  2,593        663
  Accounts receivable, less allowance for doubtful
   accounts of $284 ($272 in 1998) (including
   related party of $399 and $380)                          8,451      6,510
  Inventory of parts and supplies                             503        552
  Prepaid expenses and other                                2,614      2,348
          Total current assets                             14,161     10,073
Other assets:
  Real estate held for investment, at cost                  5,674      5,703
  Goodwill, at cost less amortization of $403
   ($362 in 1998)                                           1,207      1,248
  Other                                                     2,244      1,971
          Total other assets                                9,125      8,922
Property, plant and equipment, at cost:
  Land                                                     56,937     55,284
  Buildings                                                35,971     30,953
  Plant and equipment                                      67,677     62,134
  Construction in progress                                 12,162      9,712
                                                          172,747    158,083
  Less accumulated depreciation and depletion              57,378     53,113
          Net property, plant and equipment               115,369    104,970
                                                         $138,655    123,965
Liabilities and Stockholders' Equity
Current liabilities:
  Short-term note payable to bank                         $ 3,000      1,600
  Accounts payable (including related party of
   $166 and $85)                                            5,565      2,776
  Federal and state income taxes                              499      1,224
  Accrued liabilities:
    Payroll and benefits                                    1,415      1,500
    Taxes                                                     604        412
    Interest                                                  193        176
    Insurance reserves                                      1,654      1,258
  Long-term debt due within one year                          625        533
           Total current liabilities                       13,555      9,479
Long-term debt                                             37,936     33,299
Deferred income taxes                                       8,820      7,656
Accrued insurance reserves                                  4,644      4,129
Other liabilities                                           1,008        647
Commitments and contingent liabilities (Notes 11 and 12)
Stockholders' equity:
  Preferred stock, no par value;
      5,000,000 shares authorized                               -          -
  Common stock, $.10 par value;
     25,000,000 shares authorized; 3,375,817
     shares issued (3,468,225 shares in 1998)                 338        347
  Capital in excess of par value                           15,660     17,871
  Retained earnings                                        56,694     50,537
         Total stockholders' equity                        72,692     68,755
                                                         $138,655    123,965
See accompanying notes.






Consolidated Statement of Cash Flows  Years ended September 30

(Dollars in thousands

Cash flows from operating activities:                1999     1998    1997
  Net income                                       $ 6,157    4,480   4,260
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization       10,065    9,146   8,356
     Net changes in operating assets and liabilities:
       Accounts receivable                          (1,953)    (993)   (250)
       Inventory of parts and supplies                  49      (83)     33
       Prepaid expenses                               (265)    (228)   (261)
     Accounts payable and accrued liabilities        2,659      492     732
     Increase in deferred income taxes               1,089      620   1,181
     Net change in insurance reserves and other
      liabilities                                      876      879     759
     Gain on sale of real estate, plant and
      equipment                                     (3,638)    (778)   (792)
    Other, net                                          (7)      22     (36)

Net cash provided by operating activities           15,032   13,557  13,982

Cash flows from investing activities:
  Purchase of property, plant and equipment        (20,475) (15,323)(13,470)
  Purchase of real estate held for investment         (315)       -       -
  Additions to other assets                           (737)    (451) (4,156)
  Proceeds from the sale of real estate held for
   investment, property, plant and equipment, and
   other assets                                      4,781    1,542   1,118

Net cash used in investing activities              (16,746) (14,232)(16,508)

Cash flows from financing activities:
  Proceeds from long-term debt                       5,000    3,200   4,900
  Net increase (decrease) in short-term debt         1,400   (2,400)    500
  Repayment of long-term debt                         (535)    (432)   (338)
  Exercise of employee stock options                     -      574     879
  Repurchase of Company stock                       (2,221)     (33) (3,299)

Net cash provided by financing activities            3,644      909   2,642

Net increase in cash and cash equivalents            1,930      234     116
Cash and cash equivalents at beginning of year         663      429     313

Cash and cash equivalents at end of year          $  2,593      663     429

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized  $  2,340    2,288   1,997
     Income taxes                                 $  3,459    1,759     898
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                  $    620      767     276
       Other assets                               $      -    3,811       -
       Issuance of debt                           $    264
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents.

See accompanying notes.
Consolidated Statement of Stockholders' Equity  Years ended September 30

(Dollars in thousands)

                                                      Capital in
                                     Common Stock      Excess of     Retained
                                    Shares   Amount    Par Value     Earnings


Balance at October 1, 1996          3,492,186  $349      19,748       41,797


Shares purchased and canceled        (147,951)  (14)     (3,285)          -
Exercise of stock options              95,000     9         870           -
Net income                                   -     -           -       4,260

Balance at September 30, 1997       3,439,235   344      17,333       46,057


Shares purchased and canceled          (1,010)    -         (33)           -
Exercise of stock options              30,000     3         571            -
Net income                                  -     -           -        4,480

Balance at September 30, 1998       3,468,225   347      17,871       50,537
Shares purchased and canceled         (92,408)   (9)     (2,211)           -
Net income                                  -     -           -        6,157

Balance at September 30, 1999       3,375,817  $338      15,660       56,694




See accompanying notes.

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

   RISK INSURANCE - The Company has a $100,000 to $500,000 self-insured retention per occurrence in connection with its workers' compensation, automobile liability, and general liability insurance programs ("Risk Insurance"). The Company accrues monthly the estimated cost in connection with its portion of its Risk Insurance losses. Claims paid by the Company are charged against the reserve. Additionally, the Company maintains a reserve for incurred but not reported claims based on historical analysis of such claims.

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

   EARNINGS PER COMMON SHARE - Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based on the weighted average number of common shares and potential dilution of securities that could share in earnings. The only difference between basic and diluted shares used for the calculation is the effect of employee stock options.

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

   ENVIRONMENTAL - Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimation of such liabilities is extremely complex. Some factors that must be assessed are engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.
     NEW ACCOUNTING REQUIREMENTS - Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130
"Reporting Comprehensive Income".   SFAS 130 requires that all items
recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements.
There are no items that require disclosure.

Effective October 1, 1998, the Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", effective
for fiscal years beginning after December 15, 1997.   SFAS 132 revised
employer disclosures about pension and other postretirement benefit plans.
It does not change the measurement or recognition of those plans.   This
statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures.

2. Transactions with related parties. As of September 30, 1999 seven of the Company's directors were also directors of Florida Rock Industries, Inc. ("FRI"). Such directors own approximately 29% of the stock of FRI and 41% of the stock of the Company. Accordingly, FRI and the Company are considered related parties.

   The Company, through its transportation subsidiaries, hauls construction aggregates for FRI and customers of FRI. It also hauls diesel fuel and other supplies for FRI. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties and provide construction management services to FRI.




A summary of revenues derived from FRI follows (in thousands):
                                    1999           1998         1997

Transportation                    $  931            839          883
Real estate                        6,068          5,417        5,123
                                  $6,999          6,256        6,006

     Under an agreement extending until September 30, 2000, FRI furnishes the Company with certain management and related services, including financial, tax, legal, administrative, accounting and computer. Charges for such services were $1,656,000 in 1999, $1,515,000 in 1998 and
$1,414,000 in 1997.   The Company and FRI agreed to amend the agreement
effective October 1, 1999. Under the amended agreement, the Company will assume responsibility for accounting, credit and certain MIS functions.

3. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):

                                        1999       1998
Revolving credit (unsecured)          $20,000     15,000
6.9% to 9.5% mortgage notes payable
  in installments through 2015         18,561     18,832
                                       38,561     33,832
Less portion due within one year          625        533
                                      $37,936     33,299

     The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1999 is: 2000 - $625,000; 2001 - $677,000; 2002 - $733,000; 2003 - $794,000; 2004-$860,000; 2005 and
subsequent years - $14,872,000.

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

     The revolving credit agreement contains restrictive covenants, including limitations on paying cash dividends. As of September 30, 1999 $14,477,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

     The mortgage notes payable are collateralized by real estate having a carrying value of approximately $21,911,000 at September 30, 1999.

     Certain properties having a carrying value at September 30, 1999 of $1,519,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property) and further has agreed to indemnify and hold harmless the Company.

     The Company also has short-term lines of credit totaling $20,000,000 from three banks. Under these lines the Company can borrow funds for a period from one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates of such borrowings on September 30, 1999 and 1998 were 5.6% and 6.1%, respectively.

     During fiscal 1999, 1998 and 1997 the Company capitalized interest cost of $315,000, $331,000 and $223,000, respectively.

4. Leases. At September 30, 1999, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property            $ 42,889
Commercial property                           45,267
Land and other property                       16,050
                                             104,206
Less accumulated depreciation and depletion   23,267
                                            $ 80,939

     The minimum future rentals on noncancelable operating leases as of September 30, 1999 are as follows: 2000 - $5,210,000; 2001 - $4,436,000;
2002 - $3,853,000; 2003 - $3,293,000; 2004 - $3,163,000; 2005 and
subsequent years $10,744,000.

5. Preferred Shareholder Rights Plan. On May 5, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock.
The dividend was payable on June 2, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, par value $.01 per share (The "Preferred Shares"), at a price of $96 per one one-hundredth of a Preferred Share, subject to adjustment.

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









6. Stock option plan. The Company has a Stock Option Plan under which options for shares of common stock may be granted to directors, officers and key employees. At September 30, 1999 the number of shares available for issuance is 60,400 shares.

     Option transactions for the fiscal years ended September 30 are summarized as follows:

                       1999                1998                 1997
                            Average            Average             Average
                   Options  Price(1)  Options  Price(1)   Options  Price(1)
Shares under option:
  Beginning of year 120,000  16.31    150,000    15.25      245,000  12.78
  Issued             24,600  24.00          -        -            -      -
  Exercised               -      -    (30,000)   11.00      (95,000)  8.88

  End of year       144,600  17.62    120,000    16.31      150,000  15.25

Options exercisable
 at end of year     109,000            98,000               108,600

(1) Weighted average exercise price

The following table summarizes information concerning stock options outstanding at September 30, 1999:

                          Options           Options        Weighted-Average
   Exercise Price        Outstanding        Exercisable     Remaining Life

       12.25               30,000              30,000           .8 years
       17.25               15,000              12,000          5.2 years
       17.75               75,000              67,000          5.1 years
       24.00               24,600                   -          9.2 years

Remaining non-exercisable options as of September 30, 1999 become exercisable as follows: 2000 - 15,920; 2001 - 4,920; 2002 - 4,920; 2003 -
4,920 and 2004 - 4,920.

     The options expire ten years from the date of grant and become exercisable in cumulative installments of 20% to 33% each year after a one year waiting period from date of grant.

     If compensation cost for stock option grants had been determined based on the Black-Scholes option pricing model value at the grant date for the 1999 awards consistent with the provisions of SFAS No. 123, the Company's 1999 net income, basic and diluted earnings per share would have been
$6,121,000, $1.78 and $1.76, respectively.   The SFAS 123 method has not
been applied to options granted prior to October 1, 1996, and the pro forma compensation expense may not be indicative of pro forma expense in future
years.   The fair value of options granted was estimated to be $14.40 on the date of grant using the following assumptions; no dividends yield, expected volatility of 54.8%, risk-free interest rates of 4.3% and expected lives of 7 years.

7. Income taxes. The provision for income taxes for fiscal years ended September 30 consists of the following (in thousands):

                              1999       1998            1997
Current:
  Federal                   $2,445         1,914             1,317
  State                        402           329               226
                             2,847         2,243             1,543
Deferred                     1,089           620             1,181
  Total                     $3,936         2,863             2,724


  A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

                                           1999        1998        1997
Amount computed at statutory
  Federal rate                            $3,432     2,497        2,374
State income taxes (net of Federal
  income tax benefit)                        370       277          263
Other, net                                   134        89           87
Provision for income taxes                $3,936     2,863        2,724

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30, are presented below:

                                           1999        1998
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment                    $10,241      8,758
 Depletion                                   630        630
 Prepaid expenses                            980        930
  Gross deferred tax liabilities          11,851     10,318
Deferred tax assets:
 Insurance reserves                        2,107      1,798
 Other, net                                  641        505
  Gross deferred tax assets                2,748      2,303
Net deferred tax liability               $ 9,103      8,015

8. Employee benefits. The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plan, an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company may make an annual contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company's cost was $458,000 in 1999, $429,000 in 1998, $403,000 in 1997.

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

     The following table sets forth the plan's status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):

                                     1999          1998
Change in benefit obligation
   Balance beginning of year            $ 471          496
   Service cost                            30           32
   Interest cost                           29           30
   Actuarial gain                         (76)         (66)
   Benefits paid                           (5)         (21)
   Balance end of year                  $ 449          471

 Change in plan assets
   Balance beginning of year            $   0            0
   Employer contributions                   5           21
   Benefits paid                           (5)         (21)
   Balance end of year                  $   0            0

Funded status                           $(449)        (471)
Unrecognized net gain                    (136)         (68)
Unrecognized prior service cost             -          (15)

Accrued postretirement benefit costs    $(585)        (554)

Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):
                                           1999         1998       1997
Service cost of benefits earned during
 the period                               $  30          33          38
Interest cost on APBO                        29          30          32
Net amortization and deferral               (23)        (62)        (59)
Net periodic postretirement benefit
 cost                                     $  36           1          11

  The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.25%.

9. Business segments.   On September 30, 1999, the Company adopted SFAS No.
131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 established standards for reporting information about segments in annual financial statements and requires selected information about segments
in interim financial reports issued to stockholders.   In addition, SFAS 131
established standards for related disclosures about products and services, and geographic areas. Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance.

The Company has identified two business segments each of which is managed
separately along product lines.   All the Company's operations are in the
Southeastern and mid-Atlantic states.

The transportation segment hauls liquid and dry commodities by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. They also hold certain other real estate for investment and are developing commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):
                                           1999           1998      1997
Revenues:
  Transportation                        $ 67,048       64,014      59,530
  Real estate (a)                         14,971        9,960       9,314
                                        $ 82,019       73,974      68,844

Operating profit(b):
  Transportation                        $  3,589        4,371       4,188
  Real estate (a)                         10,177        6,357       5,777
  Corporate expenses                      (1,386)      (1,103)       (988)
  Operating profit                      $ 12,380        9,625       8,977

Capital expenditures:
  Transportation                        $  9,344        8,368       7,497
  Real estate                             12,010       11,504       6,226
  Other                                        5           29          23
                                        $ 21,359       19,901      13,746

Depreciation, depletion and
amortization:
  Transportation                        $  7,398        6,740       6,136
  Real estate                              2,612        2,356       2,173
  Other                                       55           50          47
                                        $ 10,065        9,146       8,356

Identifiable assets at September 30:
  Transportation                        $ 49,816       43,976      42,841
  Real estate                             85,720       78,807      72,806
  Cash items                               2,593          663         429
  Unallocated corporate assets               526          519         506
                                        $138,655      123,965     116,582

(a) Fiscal 1999, 1998 and 1997 includes revenue of $3,788,000, $426,000, and
$837,000 and operating profit of $3,236,000, $358,000 and $817,000, respectively, from the sale of real estate.

(b) Operating profit is earnings before interest expense, other income, interest income and income taxes.

10. Fair values of financial instruments. At September 30, 1999 and 1998, the carrying amount reported in the balance sheet for cash and cash equivalents, short-term notes payable to bank and revolving credit approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1999 the carrying amount and fair value of such other long-term debt was $18,562,000 and $18,033,000, respectively. At September 30, 1998 the carrying amount and fair value of such other long-term debt was $18,832,000 and $19,996,000, respectively.

11. Contingent liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management, none of these matters are expected to have a materially adverse effect on the Company's consolidated financial statements.

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

12. Commitments. At September 30, 1999, the Company had placed orders and was committed to purchase tractors and trailers costing approximately $7,660,000 and had entered into various contracts to purchase and develop real estate with remaining commitments totaling $2,159,000.

13. Spin-off of Real Estate Business.   On December 1, 1999, the Board of
Directors approved a reorganization of the Company which would result in spinning off to its shareholders a new company which would include the real estate business, while retaining the transportation business in FRP
Properties, Inc.   The Company has obtained a tax ruling from the Internal
Revenue Service which allows the proposed transaction to be tax-free to
shareholders.   It is anticipated that the spin-off will be made effective by
the end of the Company's second quarter, ending March 31, 2000.   For
information concerning the selected information concerning the real estate business, see Note 9.

Independent Auditors' Report

To the Board of Directors and Stockholders
FRP Properties, Inc.

We have audited the accompanying consolidated balance sheets of FRP Properties, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FRP Properties, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
December 3, 1999

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

Francis X. Knott (2)
Chief Executive Officer of
Partners Realty Trust, Inc.

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


Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 2 p.m. local time, on Wednesday, February 2, 2000, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent

First Union Customer Information Center
Corporate Trust Client Services NC-1153
1525 West W. T. Harris Boulevard - 3C3
Charlotte, NC  28288-1153

Telephone:  1-800-829-8432

General Counsel

Lewis S. Lee, Esquire
Martin, Ade, Birchfield & Mickler L.L.P.
Jacksonville, Florida

Independent Auditors

Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market
(Symbol:  FRPP)

Form 10-K


Stockholders may receive without charge a copy of FRP Properties, Inc.'s annual report to the Securities and Exchange Commission on Form 10-K by writing to the Treasurer at P.O. Box 4667, Jacksonville, Florida 32201.