Form 10-Q
period 1999-12-31
FRP PROPERTIES INC
filed 2000-02-11
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2000: 3,338,158 shares of $.10 par value common stock.

                              FRP PROPERTIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                          December 31,     September 30,
                                              1999             1999
ASSETS
Current assets:
 Cash and cash equivalents                  $  3,139         $  2,593
 Accounts receivable:
  Affiliates                                     293              399
  Other                                        9,569            8,336
 Less allowance for doubtful accounts           (287)            (284)
 Inventory of parts and supplies                 615              503
 Prepaid expenses and other                    2,723            2,614
  Total current assets                        16,052           14,161
Other assets:
 Real estate held for investment, at cost      5,674            5,674
 Goodwill                                      1,197            1,207
 Other                                         2,378            2,244
  Total other assets                           9,249            9,125
Property, plant and equipment, at cost       178,247          172,747
Less accumulated depreciation and
 depletion                                   (58,776)         (57,378)
  Net property, plant and equipment          119,471          115,369
                                            $144,772         $138,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  5,500         $  3,000
 Accounts payable:
  Affiliates                                     330              166
  Other                                        3,489            5,399
 Federal and state income taxes                  803              499
 Accrued liabilities                           3,763            3,866
 Long-term debt due within one year              742              625
  Total current liabilities                   14,627           13,555
Long-term debt                                42,673           37,936
Deferred income taxes                          8,820            8,820
Accrued insurance reserves                     4,060            4,644
Other liabilities                              1,619            1,008

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,363,917 shares issued
  (3,375,817 at September 30, 1999)              336              338
 Capital in excess of par value               15,392           15,660
 Retained earnings                            57,245           56,694
  Total stockholders' equity                  72,973           72,692
                                            $144,772         $138,655
See accompanying notes.

                            FRP PROPERTIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)


                                                     THREE MONTHS
                                                  ENDED DECEMBER 31,
                                                  1999       1998
Revenues:
  Affiliates                                     $ 1,616      1,767
  Non-affiliates                                  18,534     17,264
                                                  20,150     19,031

Cost of operations                                16,543     14,638

Gross profit                                       3,607      4,393

Selling, general and
 administrative expense:
  Affiliates                                         207        420
  Non-affiliates                                   1,755      1,674
                                                   1,962      2,094

Operating profit                                   1,645      2,299

Interest expense                                    (745)      (559)
Interest income                                        2          3

Income before income taxes                           902      1,743
Provision for income taxes                           352        680

Net income                                       $   550     $1,063

Basic earnings per
 common share                                    $   .16        .31

Diluted earnings per
 common share                                    $   .16        .30

Cash dividends                                      NONE       NONE

Number of shares used in computing:
 Basic earnings per share                          3,366      3,464

 Diluted earnings per share                        3,387      3,490

See accompanying notes.








                               FRP PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                              (In thousands)
                                    (Unaudited)
                                                             1999       1998
Cash flows from operating activities:
 Net income                                                 $  550      1,063
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  2,642      2,336
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (1,126)       (52)
    Inventory of parts and supplies                           (112)        12
    Prepaid expenses                                          (110)        49
    Accounts payable and accrued liabilities                  (644)      (400)
   Net change in insurance reserve and other
    liabilities                                                 26         22
   (Gain) loss on disposition of real estate, plant
     and equipment                                            (252)      (186)
   Other, net                                                   14          9
Net cash provided from operating activities                    988      2,853

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (6,781)    (4,280)
 Additions to other assets                                    (183)       (26)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              338        268
Net cash used in investing activities                       (6,626)    (4,038)

Cash flows from financing activities:
 Proceeds from long-term debt                                5,000          -
 Net increase in short-term debt                             1,600      6,300
 Repayment of debt                                            (147)    (5,127)
 Repurchase of Company stock                                  (269)       (99)

Net cash provided from financing activities                  6,184      1,074

Net increase (decrease) in cash and cash equivalents           546       (111)
Cash and cash equivalents at beginning of year               2,593        367
Cash and cash equivalents at end of the period              $3,139        256

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $  722        575
 Income taxes                                               $  131        784
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $    6         89


See accompanying notes.

                      FRP PROPERTIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of FRP Properties, Inc. for the year ended September 30, 1999.

(2) Industry Segments. The Company has identified two business segments each of which is managed separately along product lines.
All the company's operations are in the Southeastern and mid-Atlantic states.

The transportation segment hauls liquid and dry commodities by
motor carrier.   The real estate segment owns real estate of
which a substantial portion is under mining royalty agreements or
leased.   They also hold certain other real estate for investment
and are developing commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                                   1999           1998
Revenues:
   Transportation                $ 17,523         16,445
   Real estate                      2,627          2,586
                                 $ 20,150         19,031
Operating profit (a)
   Transportation                $    561          1,426
   Real estate                      1,455          1,518
   Corporate expenses                (371)          (645)
   Operating profit              $  1,645          2,299

Identifiable assets, at
quarter end
   Transportation                  53,735         45,108
   Real estate                     89,411         79,558
   Cash items                       1,117            552
   Unallocated corporate assets       509            507
                                 $144,772        125,725

   (a) Operating profit is earnings before interest expense, other income, interest income and income taxes.

(3) Spin-off of Real Estate Business. On December 1, 1999, the Board of Directors approved a reorganization of the Company which would result in spinning off to its shareholders a new company which would include the real estate business, while retaining the transportation business in FRP Properties, Inc. The Company has obtained a tax ruling from the Internal Revenue Service which allows the proposed transaction to be tax-free to shareholders. It is anticipated that the spin-off will be made effective by the
end of the calendar year.   For information concerning the
selected information concerning the real estate business, see
Note 2.

(4)  Name Change Approval.   At the annual meeting on February 2,
2000, the shareholders approved a proposal to amend Article I of the Company's Articles of Incorporation to change the name of the
Company to Patriot Transportation Holdings, Inc.   The name
change will be effective upon filing of the amended Articles of Incorporation with the State of Florida.

(5) Contingent Liabilities. The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 11 to the consolidated financial statements included in the Company's 1999 Annual Report to stockholders. Such information is incorporated herein by reference.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           Operating Results


For the first quarter of fiscal 2000, ended December 31, 1999, consolidated revenues increased 5.9% over the same period last year. The Transportation segment revenues for the first quarter increased 6.6% due primarily to 4.8% increase in miles hauled and a modest increase in pricing over the same quarter last year. Real estate revenues increased 1.6% for the first
quarter.   The real estate revenue increase was due to increased rental income on developed properties. The Company did not have any timber sales during the first quarter of fiscal 2000; however, real estate revenues last year included $69,000 of timber sales.

Consolidated gross profit decreased $786,000 or 17.9% as compared to last
year.   Gross profit in Transportation decreased $703,000 for the first
quarter.   The decrease in gross profit for the Transportation Group was primarily attributed to a tight labor market for drivers resulting in increased costs to hire and retain personnel as well as rising fuel costs and higher depreciation expense resulting from an expanded and upgraded tractor fleet.

Gross profit in the Real Estate segment decreased $82,000 for the first
quarter.   Real estate gross profit was negatively impacted by lower
royalty receipts and the absence of timber sales on a comparative basis.

Selling, general and administrative expense decreased $132,000 for the
first quarter from the same period last year.   Selling, general and
administrative expense as a percent of sales was 9.7% for the first quarter as compared to 11.0% last year. The decrease was primarily attributable to severance compensation accrued during the first quarter of last year partially offset by increased administrative expenses related to formation of an owner/operator subsidiary.

Interest expense increased $186,000 for the first quarter, due primarily to an increase in the average debt outstanding and an increase in average interest rate.

Tight labor conditions combined with rising fuel costs and the likelihood
of higher interest rates will increase costs for this year.    Start up
costs related to owner/operator subsidiary will adversely affect operating profits in the short-term.

Year 2000 Conversion.    The Company completed its program to be Year 2000
compliant and encountered no significant problems.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements. The Company's revolving credit facility will convert to a term loan if not modified by the end of the Company's third
quarter.   The Company is currently in process of evaluating and discussing its long-term credit needs with its bank group and anticipates it will complete the extension and/or modification of its credit facility during the third fiscal quarter.

Other

During fiscal 1999, the transportation segment's ten largest customers accounted for approximately 33% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenue and income.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 11 to the consolidated financial statements included in the Company's 1999 Annual Report to stockholders. Such information is incorporated herein by reference.

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from
those indicated by such forward-looking statements.   These forward-looking
statements relate to, among other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the
Company intends" and similar words or phrases.   The following factors are
among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; competition; levels of construction activity in the FRI's markets; labor market for drivers; fuel costs; and inflation.







                       PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 11 to the consolidated financial statements included in the Company's 1999 Annual Report to stockholders is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 10.

(b) Reports on Form 8-K. During the three months ended December 31, 1999, the Company filed a Form 8-K dated November 8, 1999 reporting that FRP Properties obtained planned unit development rezoning of a parcel of land located on the Anacostia River in the District of Columbia under Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Statements and Exhibits."

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2000                     FRP PROPERTIES, INC.




                                     James J. Gilstrap
                                     Treasurer and Chief Financial
                                       Officer




                                     Wallace A. Patzke, Jr.
                                     Controller and Chief Accounting
                                       Officer

                            FRP PROPERTIES, INC.
            FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999
                              EXHIBIT INDEX

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

(4)(e)         Rights Amendment, dated as May 5, 1999 between the
               Company and First Union National Bank.   Previously
               filed as Exhibit 4 to the Company's Form 8-K dated May
               5, 1999.   File No. 33-26115.

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