Form 10-Q
period 2000-03-31
FRP PROPERTIES INC
filed 2000-05-10
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000.

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17554

                      PATRIOT TRANSPORTATION HOLDING, INC.
                  Formerly Known as FRP Properties, Inc.
          (Exact name of registrant as specified in its charter)

              Florida                                       59-2924957
   (State or other jurisdiction of                      (I.R.S. Employer)
    incorporation or organization)                     Identification No.)


            1801 Art Museum Drive, Jacksonville, Florida 32207
                 (Address of principal executive offices)
                                (Zip Code)

                               904/396-5733
           (Registrant's telephone number, including area code)
                          (FRP Properties, Inc.)
            (155 East 21st Street, Jacksonville, Florida 32206)
                              (904/355-1781)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000: 3,348,151 shares of $.10 par value common stock.

                      PATRIOT TRANSPORTATION HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)
                                            March 31,     September 30,
                                              2000             1999
ASSETS
Current assets:
 Cash and cash equivalents                  $    376            2,593
 Accounts receivable:
  Affiliates                                     465              399
  Other                                       10,439            8,336
 Less allowance for doubtful accounts           (290)            (284)
 Inventory of parts and supplies                 634              503
 Prepaid expenses and other                    2,644            2,614
  Total current assets                        14,268           14,161
Other assets:
 Real estate held for investment, at cost      5,674            5,674
 Goodwill                                      1,187            1,207
 Other                                         2,269            2,244
  Total other assets                           9,130            9,125
Property, plant and equipment, at cost       181,169          172,747
Less accumulated depreciation and
 depletion                                   (58,982)         (57,378)
  Net property, plant and equipment          122,187          115,369
                                            $145,585          138,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  7,500            3,000
 Accounts payable:
  Affiliates                                     288              166
  Other                                        2,447            5,399
 Federal and state income taxes                  611              499
 Accrued liabilities                           4,229            3,866
 Long-term debt due within one year              749              625
  Total current liabilities                   15,824           13,555
Long-term debt                                42,498           37,936
Deferred income taxes                          8,744            8,820
Accrued insurance reserves                     4,658            4,644
Other liabilities                              1,009            1,008

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,338,151 shares issued
  (3,375,817 at September 30, 1999)              334              338
 Capital in excess of par value               14,774           15,660
 Retained earnings                            57,744           56,694
  Total stockholders' equity                  72,852           72,692
                                            $145,585          138,655
See accompanying notes.

                    PATRIOT TRANSPORTATION HOLDING, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)


                                THREE MONTHS               SIX MONTHS
                               ENDED MARCH 31,           ENDED MARCH 31,
                              2000        1999           2000      1999
Revenues:
  Affiliates                 $ 1,767      1,789          3,383     3,556
  Non-affiliates              19,799     19,227         38,333    36,491
                              21,566     21,016         41,716    40,047

Cost of operations            17,747     15,477         34,290    30,115

Gross profit                   3,819      5,539          7,426     9,932

Selling, general and
 administrative expense:
  Affiliates                      79        420            286       840
  Non-affiliates               2,085      1,251          3,840     2,925
                               2,164      1,671          4,126     3,765

Operating profit               1,655      3,868          3,300     6,167

Interest expense                (849)      (534)        (1,594)   (1,093)
Interest income                   13          2             15         5
Other income, net                 (1)        16             (1)       16

Income before income taxes       818      3,352          1,720     5,095
Provision for income taxes       319      1,307            671     1,987

Net income                   $   499      2,045          1,049     3,108

Basic earnings per
 common share                $   .15        .59            .31       .90

Diluted earnings per
 common share                $   .15        .59            .31       .89


Number of shares used in computing:
 Basic earnings per share      3,340      3,455          3,371     3,459

 Diluted earnings per share    3,361      3,483          3,393     3,487

See accompanying notes.





                        PATRIOT TRANSPORTATION HOLDING INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                (In thousands)
                                    (Unaudited)
                                                             2000       1999
Cash flows from operating activities:
 Net income                                                 $1,049      3,108
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  5,464      4,780
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (2,188)         8
    Inventory of parts and supplies                           (131)       (19)
    Prepaid expenses                                           (31)       221
    Accounts payable and accrued liabilities                (2,451)      (114)
   Increase(decrease) in deferred income taxes                  20      1,386
   Net change in insurance reserve and other
    liabilities                                                 15         51
   Gain on disposition of real estate, property,
     plant and equipment                                      (563)    (1,670)
   Other, net                                                   (5)        21
Net cash provided from operating activities                  1,179      7,772

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (12,870)    (9,680)
 Additions to other assets                                    (289)      (204)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets            1,466      2,313
Net cash used in investing activities                      (11,693)    (7,571)

Cash flows from financing activities:
 Proceeds from long-term debt                           5,000         -
 Net increase in short-term debt                             4,500      6,800
 Repayment of long-term debt                                  (314)    (5,256)
 Repurchase of Company stock                                  (889)      (312)
 Exercise of stock options                                       -          -

Net cash provided from financing activities                  8,297      1,232

Net increase (decrease) in cash and cash equivalents        (2,217)     1,433
Cash and cash equivalents at beginning of year               2,593        663
Cash and cash equivalents at end of the period              $  376      2,096

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $1,544      1,113
 Income taxes                                               $  635      1,830
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $  254        327

See accompanying notes.

               PATRIOT TRANSPORTATION HOLDING, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        MARCH 31, 2000
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Patriot Transportation Holding, Inc. for the year ended September 30, 1999.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                         Three Months ended    Six Months ended
                                 March 31,            March 31,
                            2000         1999     2000       1999
Revenues:
   Transportation        $ 18,407      16,247    35,930    32,692
   Real estate              3,159       4,769     5,786     7,355
                         $ 21,566      21,016    41,716    40,047

Operating profit(a)
   Transportation        $    407       1,017       968     2,443
   Real estate              1,709       3,123     3,164     4,641
   Corporate expenses        (461)       (272)     (832)     (917)
   Operating profit      $  1,655       3,868     3,300     6,167

Identifiable assets, at
 quarter end
   Transportation                                54,781    46,376
   Real estate                                   89,883    80,253
   Cash items                                       376     2,096
   Unallocated corporate
    assets                                          545       540
                                                145,585   129,265

   (a) Operating profit is earnings before interest expense, other income, interest income and income taxes.

(3)  Spin-off of Real Estate Business.   On December 1, 1999, the
Board of Directors approved a reorganization of the Company which would result in spinning off to its shareholders a new company which would include the real estate business, while retaining the transportation business in Patriot Transportation Holding, Inc. The Company has obtained a tax ruling from the Internal Revenue Service that confirms that the proposed transaction will be tax-free to shareholders. Although the Company is fully committed to completing the spin-off through a distribution to shareholders in a timely manor, such a distribution is subject to a number of conditions and there can be no assurances to when it will occur. For information concerning the selected information concerning the real estate business, see Note 2.

(4) Name Change Approval. At the annual meeting on February 2, 2000, the shareholders approved a proposal to amend Article I of the Company's Articles of Incorporation to change the name of the Company to Patriot Transportation Holding, Inc. The name change was effective on March 1,2000 upon filing of articles of amendment to Articles of Incorporation with the State of Florida.



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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Operating Results

For the second quarter and first half of fiscal 2000, consolidated revenues increased 2.6% and 4.2%, respectively over the same period last year. The Transportation segment revenues for the second quarter and first half increased 13.3% and 9.9%, respectively due primarily to an increase in miles hauled and a modest increase in pricing over the same quarter last year. Real estate revenues decreased 33.8% and 21.3% for the second quarter
and first half, respectively.   The real estate revenue decrease
was primarily due to reduced sales of real estate and timber sales. During the second quarter and first half of fiscal 2000, the Company had revenues from real estate sales of $315,000 as compared to real estate and timber sales of $2,157,000 for the second quarter of 1999 and $2,226,000 for the first half of 1999.

Consolidated gross profit decreased $1,720,000 or 31.1% for the second quarter and decreased $2,506,000 or 25.2% for the first
half as compared to last year.   Gross profit in Transportation
decreased $262,000 for the second quarter and decreased $965,000 for the first half. The decrease in gross profit for the Transportation Group was primarily attributable to sharply higher fuel costs, a tight labor market for drivers resulting in increased costs to hire and retain personnel and higher depreciation expense resulting from an expanded and upgraded tractor fleet.

Gross profit in the Real Estate segment decreased $1,458,000 for the second quarter and decreased $1,541,000 for the first half.
Real estate gross profit was negatively impacted by reduced real estate and timber sales.

Selling, general and administrative expense increased $493,000 for the second quarter and increased $361,000 for the first half
from the same periods last year.   Selling, general and
administrative expense as a percent of sales was 10.0% for the second quarter as compared to 8.0% last year and 9.9% for the first half as compared to 9.4% last year. The increase was primarily attributable to increased administrative expenses related to formation of a third-party agent/owner-operator transportation operation and legal and accounting fees associated with the proposed spin-off of the real estate business.

Interest expense increased $315,000 for the second quarter and increased $501,000 for the first half due primarily to an increase in the average debt outstanding and an increase in average interest rate.

Income tax expense decreased $988,000 for the second quarter and
$1,316,000 for the first half as a result of reduced income
before taxes.   Income tax expense as a percentage of income
before income tax expense was 39% for all periods.

Summary and Outlook

Tight labor markets combined with higher fuel costs and the
likelihood of higher interest rates will increase costs for the
transportation business this year.   Aggressive steps will be
maintained to raise unit revenues to counteract these increased
expenses.   The Company's third-party agent/owner-operator start-up operation
Patriot Transportation, Inc., continues to make progress against its plan.

Financial Condition

The Company continues to maintain its financial condition with sufficient resources to meet anticipated capital expenditures and
other operating requirements.   The Company's revolving credit
facility will convert to a term loan if not modified by November 15, 2000. The Company is currently in process of evaluating and discussing its long-term credit needs with its bank group and anticipates it will complete the extension and/or modification of its credit facility before the revolving credit facility converts to a term loan.

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

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking
statements.   These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; competition; levels of construction activity in FRI's markets; labor market for drivers; fuel costs; and inflation.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There are no  material changes to the disclosures made in Form
10-K for the fiscal year ended September 30, 1999 on this matter.

                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 11 to the consolidated financial statements included in the Company's 1999 Annual Report to stockholders is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 2, 2000, the Company held its annual shareholders meeting. At the meeting, the stockholders elected the following directors by the vote shown.



                      Term       Votes       Votes        Broker/
                      Ending     For         Withheld     Non-Votes
John D. Baker II       2004      2,811,774   123,479         -
Luke E. Fichthorn III  2004      2,811,671   123,582         -
James B. Shephard      2003      2,811,674   123,579         -
Robert H. Paul III     2003      2,811,771   123,482         -

The stockholders voted on a proposal to amend Article 1 of the
Articles of Incorporation to change the name of the Company to
Patriot Transportation Holding, Inc.    The proposal was approved
by the vote shown:

          For            Against        Withhold Vote
       2,905,141          30,112          428,664

The stockholders also voted on a proposal to approve the
Company's 2000 Stock Option Plan.   The proposal was approved by
the vote shown:

     For         Against    Withhold Vote    Broker Non Vote
  1,735,258      895,434      428,664           304,561

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 11.

(b)  Reports on Form 8-K.  During the three months ended
     March 31, 2000, no reports on a Form 8-K were filed by the Company.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2000                 PATRIOT TRANSPORTATION HOLDING, INC.



                                JAMES J. GILSTRAP
                                James J. Gilstrap
                                Treasurer and Chief Financial
                                  Officer



                                WALLACE A. PATZKE, JR.
                                Wallace A. Patzke, Jr.
                                Controller and Chief Accounting
                                  Officer

               PATRIOT TRANSPORTATION HOLDING, INC.
         FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                         EXHIBIT INDEX


(3)(a)(1)      Articles of Incorporation of Patriot
               Transportation Holding, Inc. Previously filed with Form S-4 dated December 13,
               1988.  File No. 33-26115.

(3)(a)(2) Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc.
               filed with the Secretary of State of
               Florida on February 19, 1991. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. file No. 33-26115.

(3)(a)(3) Amendments to the Articles of Incorporation of Patriot Transportation Holding, Inc.
               filed with the Secretary of State of
               Florida on February 7, 1995. Previously filed as appendix to the Company's Proxy
               Statement dated December 15, 1994.

(3)(a)(4) Amendment to the Articles of Incorporation, filed with the Florida Secretary of State on May 6, 1999. A form of such amendment was previously filed as Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File
               No. 33-26115.

(3)(a)(5) Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc.
               filed with the Secretary of State of
               Florida on February 21, 2000.

(3)(b)(1)      Restated Bylaws of Patriot Transportation
               Holding, Inc. adopted December 1, 1993.
               Previously filed with Form 10-K for the
               fiscal year ended September 30, 1993.  File
               No. 33-26115.




(3)(b)(2)      Amendment to the Bylaws of Patriot
               Transportation Holding, Inc. adopted August
               3, 1994. Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(4)(a) Articles III, VII and XII of the Articles of Incorporation of Patriot Transportation Holding, Inc. Previously filed with Form
               S-4 dated December 13, 1988.  And amended
               Article III filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and XIV previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 33-026115.

(4)(b)         Specimen stock certificate of Patriot
               Transportation Holding, Inc. Previously filed with Form S-4 dated December 13,
               1988.  File No. 33-26115.

(4)(c)         Credit Agreement dated as of November 15,
               1995 among Patriot Transportation Holding,
               Inc.; SunTrust Bank, Central Florida,
               National Association; Bank of America
               Illinois; Barnett Bank of Jacksonville,
               N.A.; and First Union National Bank of
               Florida. Previously filed with Form 10-Q for the quarter ended December 31, 1995.
               File No. 33-26115.

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

(10)(f)        Summary of Medical Reimbursement Plan of
               Patriot Transportation Holding, Inc.
               Previously filed with Form 10-K for the
               fiscal year ended September 30, 1993.  File
               No. 33-26115.

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

(10)(I)(1)     Patriot Transportation Holding, Inc. 1989
               Employee Stock Option Plan.   Previously
               filed with Form S-4 Dated December 13,
               1988.   File No. 33-26115.

(10)(I)(2)     Patriot Transportation Holding, Inc. 1995
               Employee Stock Option Plan.   Previously
               filed as an appendix to the Company's Proxy
               Statement dated December 15, 1994.

(11)           Computation of Earnings Per
               Common Share.

(27)           Financial Data Schedule