Form 10-Q
period 2000-06-30
FRP PROPERTIES INC
filed 2000-08-09
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000: 3,353,151 shares of $.10 par value common stock.

                      PATRIOT TRANSPORTATION HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)
                                             June 30,     September 30,
                                              2000             1999
ASSETS
Current assets:
 Cash and cash equivalents                  $  1,478            2,593
 Accounts receivable:
  Affiliates                                     285              399
  Other                                       11,587            8,336
 Less allowance for doubtful accounts           (498)            (284)
 Inventory of parts and supplies                 619              503
 Prepaid expenses and other                    2,164            2,614
  Total current assets                        15,635           14,161
Other assets:
 Real estate held for investment, at cost      5,674            5,674
 Goodwill                                      1,177            1,207
 Other                                         2,488            2,244
  Total other assets                           9,339            9,125
Property, plant and equipment, at cost       182,254          172,747
Less accumulated depreciation and
 depletion                                   (59,140)         (57,378)
  Net property, plant and equipment          123,114          115,369
                                            $148,088          138,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  7,900            3,000
 Accounts payable:
  Affiliates                                     335              166
  Other                                        3,123            5,399
 Federal and state income taxes                1,100              499
 Accrued liabilities                           4,354            3,866
 Long-term debt due within one year              761              625
  Total current liabilities                   17,573           13,555
Long-term debt                                42,224           37,936
Deferred income taxes                          8,653            8,820
Accrued insurance reserves                     4,662            4,644
Other liabilities                              1,020            1,008

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,353,151 shares issued
  (3,375,817 at September 30, 1999)              335              338
 Capital in excess of par value               15,012           15,660
 Retained earnings                            58,609           56,694
  Total stockholders' equity                  73,956           72,692
                                            $148,088          138,655
See accompanying notes.

                    PATRIOT TRANSPORTATION HOLDING, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)


                                THREE MONTHS              NINE MONTHS
                                ENDED JUNE 30,           ENDED JUNE 30,
                              2000        1999           2000      1999
Revenues:
  Affiliates                 $ 1,767      1,726          5,150     5,282
  Non-affiliates              22,491     18,128         60,824    54,619
                              24,258     19,854         65,974    59,901

Cost of operations            19,573     15,472         53,863    45,587

Gross profit                   4,685      4,382         12,111    14,314

Selling, general and
 administrative expense:
  Affiliates                      60        421            346     1,261
  Non-affiliates               2,274      1,491          6,114     4,416
                               2,334      1,912          6,460     5,677

Operating profit               2,351      2,470          5,651     8,637

Interest expense                (944)      (604)        (2,538)   (1,697)
Interest income                    4          4             19         9
Other income, net                  7          4              6        20

Income before income taxes     1,418      1,874          3,138     6,969
Provision for income taxes       553        731          1,224     2,718

Net income                   $   865      1,143          1,914     4,251

Basic earnings per
 common share                $   .26        .33            .57      1.23

Diluted earnings per
 common share                $   .26        .33            .57      1.22


Number of shares used in computing:
 Basic earnings per share      3,274      3,431          3,339     3,450

 Diluted earnings per share    3,285      3,453          3,357     3,474

See accompanying notes.





                        PATRIOT TRANSPORTATION HOLDING INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                (In thousands)
                                    (Unaudited)
                                                             2000       1999
Cash flows from operating activities:
 Net income                                                 $1,914      4,251
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  8,304      7,281
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (3,217)       (30)
    Inventory of parts and supplies                           (115)      (240)
    Prepaid expenses                                           449        538
    Accounts payable and accrued liabilities                  (935)      (208)
   Increase(decrease) in deferred income taxes                (250)        68
   Net change in insurance reserve and other
    liabilities                                                 29        361
   Gain on disposition of real estate, property,
     plant and equipment                                      (954)    (1,705)
   Other, net                                                  382        (17)
Net cash provided from operating activities                  5,607     10,299

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (16,834)   (14,258)
 Additions to other assets                                    (676)      (294)
 Purchase of real estate held for investment                -       (315)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets            2,114      2,393
Net cash used in investing activities                      (15,396)   (12,474)

Cash flows from financing activities:
 Proceeds from long-term debt                           5,000         -
 Net increase in short-term debt                             4,900     10,000
 Repayment of long-term debt                                  (576)    (5,400)
 Repurchase of Company stock                                  (889)      (882)
 Exercise of stock options                                     239          -

Net cash provided from financing activities                  8,674      3,718

Net increase (decrease) in cash and cash equivalents        (1,115)     1,543
Cash and cash equivalents at beginning of year               2,593        663
Cash and cash equivalents at end of the period              $1,478      2,206

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $2,569      1,718
 Income taxes                                               $  790      3,261
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $  820        614

See accompanying notes.

               PATRIOT TRANSPORTATION HOLDING, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         JUNE 30, 2000
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Patriot Transportation Holding, Inc. for the year ended September 30, 1999.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                         Three Months ended   Nine Months ended
                                  June 30,             June 30,
                            2000         1999     2000       1999
Revenues:
   Transportation        $ 21,303      17,058    57,233    49,750
   Real estate              2,955       2,796     8,741    10,151
                         $ 24,258      19,854    65,974    59,901

Operating profit(a)
   Transportation        $    919         930     1,887     3,373
   Real estate              1,756       1,773     4,920     6,414
   Corporate expenses        (324)       (233)   (1,156)   (1,150)
   Operating profit      $  2,351       2,470     5,651     8,637

Identifiable assets, at
 quarter end
   Transportation                                55,979    48,307
   Real estate                                   90,097    81,375
   Cash items                                     1,478     2,206
   Unallocated corporate
    assets                                          534       532
                                                148,088   132,420

   (a) Operating profit is earnings before interest expense, other income, interest income and income taxes.

(3)  Spin-off of Real Estate Business.   On August 2, 2000, the
Board of Directors approved a resolution to delay consummation of the previously approved reorganization of the Company until some date beyond July 1, 2001. The reorganization will require reauthorization by the Board. The reorganization would result in spinning off to its shareholders a new company which would include the real estate business, while retaining the transportation business in Patriot Transportation Holding, Inc. The Company has obtained a tax ruling from the Internal Revenue Service that confirms that the proposed transaction will be tax-free to shareholders. Management has recommended delaying the spin-off due to the turbulent conditions in the trucking industry and the need to complete an internal information system
for its Transportation Group.   The Company also wants to provide
additional time for development of its new agent/owner-operator subsidiary.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Operating Results

For the third quarter and first nine months of fiscal 2000, consolidated revenues increased 22.2% and 10.1%, respectively, over the same period last year. The Transportation segment revenues for the third quarter and first nine months increased 24.9% and 15.0%, respectively, due primarily to an increase in miles hauled, revenues from the new agent/owner-operator operation, and a modest increase in pricing over the same quarter last year. Real estate revenues increased 5.7% for the third quarter and decreased 13.9% for the first nine months. The increase in real estate revenues for the third quarter was due to higher royalties and rental income partially offset by reduced
real estate and timber sales.   There were $27,000 of real estate
and timber sales during the third quarter as compared to $158,000 same quarter last year. The real estate revenue decrease for the nine months was primarily due to reduced sales of real estate and timber sales. During the first nine months of 2000, the Company had revenues from real estate and timber sales of $342,000 as compared to $2,384,000 same period last year.

Consolidated gross profit increased $303,000 or 6.9% for the third quarter and decreased $2,203,000 or 15.4% for the first
nine months as compared to last year.   Gross profit in
Transportation increased $357,000 for the third quarter and decreased $608,000 for the first nine months. The decrease in gross profit for the nine months for the Transportation Group was primarily attributable to sharply higher fuel costs, a tight labor market for drivers resulting in increased costs to hire and retain personnel and higher depreciation expense resulting from an expanded and upgraded tractor fleet.

Gross profit in the Real Estate segment decreased $54,000 for the third quarter and decreased $1,595,000 for the first nine months. Real estate gross profit excluding real estate sales and timber sales increased $77,000 for the third quarter and $447,000 for the first nine months. Real estate gross profit was negatively impacted by reduced real estate and timber sales discussed above.

Selling, general and administrative expense increased $422,000 for the third quarter and increased $783,000 for the first nine
months from the same periods last year.   Selling, general and
administrative expense as a percent of sales was 9.6% for the third quarter as compared to 9.6% last year and 9.8% for the first nine months as compared to 9.5% last year. The increase was primarily attributable to increased administrative expenses related to formation of a third-party agent/owner-operator transportation operation, legal and accounting fees associated with the proposed spin-off of the real estate business, increased bad debt expense and other legal expenses.

Interest expense increased $340,000 for the third quarter and increased $841,000 for the first nine months due primarily to an increase in the average debt outstanding and an increase in the average interest rate.

Income tax expense decreased $178,000 for the third quarter and $1,494,000 for the first nine months as a result of reduced
income before taxes.   Income tax expense as a percentage of
income before income tax expense was 39% for all periods.

Summary and Outlook

A tight labor market combined with higher fuel costs and interest rates will continue to make for a challenging transportation
environment.   Aggressive steps are being taken to increase unit
revenues and to counteract increased expenses within the
Transportation Group.   The Company's  third-party
agent/owner-operator startup, Patriot Transportation, Inc., continues to make progress against its plan.

The Company's operating real estate properties are 94% leased and the industrial market in Baltimore-Washington area remains favorable for development opportunities with low vacancy and
steady rent levels.   The Real Estate Group continues to actively
move forward with its efforts to develop additional properties and secure well-located sites for future development.

For information on the proposed reorganization of the Company see
Note 3.

Financial Condition

For first nine months of 2000, net cash flows from operating activities were $5,607,000, which along with issuing additional long and short term debt funded the Company's investing
activities of $15,396,000 and the repurchase of shares.   For the
first nine months of 1999, net cash flows from operating activities were $10,299,000 which along with issuing additional short term debt funded the Company's investing activities of $12,474,000 and the repurchase of shares.

The Company continues to maintain its financial condition with sufficient resources to meet anticipated capital expenditures and
other operating requirements.   The Company's revolving credit
facility will convert to a term loan if not modified by November
15, 2000.   The Company is negotiating an extension of the
revolving and term phase of the existing credit agreement with its bank group and anticipates that it will complete the extension and/or modification of its credit facility before the revolving credit facility converts to a term loan.

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

(b)  Reports on Form 8-K.  During the three months ended
     June 30, 2000, no reports on a Form 8-K were filed by the Company.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2000               PATRIOT TRANSPORTATION HOLDING, INC.



                                JAMES J. GILSTRAP
                                James J. Gilstrap
                                Treasurer and Chief Financial
                                  Officer



                                WALLACE A. PATZKE, JR.
                                Wallace A. Patzke, Jr.
                                Controller and Chief Accounting
                                  Officer

               PATRIOT TRANSPORTATION HOLDING, INC.
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

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