Form 10-K
period 2000-09-30
FRP PROPERTIES INC
filed 2000-12-15
CIK 844059

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2000
                                OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant's telephone number, including area code   904/396-5733

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

At December 1, 2000 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $24,633,328. At such date there were 3,170,566 shares of the registrant's Stock outstanding.

               Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2000 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement dated December 20, 2000 are incorporated by reference in Part III.
                              PART I

Item 1. BUSINESS.

Patriot Transportation Holding, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses. The Company's transportation business is conducted through three wholly-owned subsidiaries. Florida Rock & Tank Lines, Inc.("Tank Lines"), SunBelt Transport, Inc. ("SunBelt") and Patriot Transportation, Inc.("Patriot"). Tank Lines is a Southeastern transportation company concentrating in the hauling by motor carrier of liquid and
dry bulk commodities.   SunBelt serves the flatbed portion of the
trucking industry in the Southeast and Mid-Atlantic states, hauling
primarily construction materials.   Patriot hauls a variety of
cargo, throughout the United States, through independent
contractors.   Another wholly owned subsidiary, Florida Rock
Properties, Inc. ("Properties"), owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"). The Company also holds certain other real estate for investment. Other wholly owned subsidiaries of the Company own and are developing certain industrial rental properties near Baltimore, Maryland. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company has two major business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 9 to the consolidated financial statements included in the accompanying 2000 Annual Report to Stockholders and is incorporated herein by reference.

The Board of Directors on August 2, 2000, approved a resolution to delay consummation of the previously approved reorganization until
some date beyond July 1, 2001.   The reorganization will require
reauthorization by the Board.   The reorganization would result in
spinning off to its shareholders in a tax free distribution of a new company which would include the real estate business, while retaining the transportation business in Patriot Transportation
Holding, Inc.   For additional information, see Note 13 to the
Consolidated Financial Statements.

FRI accounted for approximately 7.6% of the Company's consolidated revenues for fiscal 2000.

Revenues from royalties and from a portion of the trucking operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.

Transportation. Tank Lines is engaged in hauling liquid and dry bulk commodities in tank trucks. SunBelt is engaged in hauling primarily building and construction materials on flatbed trailers. Patriot is engaged in the hauling of a variety of cargo through
independent agents and owner-operators.   Information as to
Transportation's revenue by principal markets is presented on page 5 of the accompanying 2000 Annual Report to Stockholders under the caption, "Management Analysis" and is incorporated herein by reference.

Tank Lines' owned and leased tank truck fleet hauls liquid and dry bulk commodities, including petroleum and chemicals. It operates from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; and Birmingham, Alabama. It also has a central dispatch/office in Montgomery, Alabama. The Company has from 4 to 8 major tank truck competitors in each of its markets.

SunBelt's owned flatbed fleet is based at Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; Salisbury, North Carolina and South Pittsburg, Tennessee and hauls primarily building and construction materials in Southeastern and Mid-Atlantic states. There are 10 major competitors in the Company's market area and numerous small competitors in the various states served.

Patriot is a non-asset based variable cost transportation company which provides transportation services to shippers through a growing network of independent sales agents and independent
contractors.   Patriot's business is such that a significant
portion of its operating costs vary directly with revenue. Independent sales agents and independent contractors are compensated based on a percentage of revenue generated by them. Patriot hauls a variety of cargo including metal products, building materials, dry freight and machinery and equipment throughout the United States. Trailers are hauled exclusively by tractors belonging to the independent contractors and independent fleet owners. Patriot markets its transportation services through 64 independent commissioned sales agents and operates in highly competitive markets.

At September 30, 2000, the Company was not committed to purchasing additional tractors and/or trailers.

Price, service, and location are the major factors which affect competition within a given market.

During fiscal 2000 the transportation segment's ten largest customers accounted for approximately 36% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Real Estate. The Company's real estate and property development activities are conducted through several wholly owned subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned falls generally into one of three categories. The first is construction aggregates properties with stone or sand and gravel deposits, of which substantially all is leased to Florida Rock Industries, Inc.
under mining royalty agreements.   The Company is paid a percentage
of the revenues generated by the material mined and sold, or minimum royalties where there is no current, or only limited, mining activity. The second is land and/or buildings leased under
rental agreements or which are being developed for rental.   The
third is land which is being held for future appreciation or development.

Additional information about the Company's Real Estate segment is contained on page 1 under the captions "Real Estate Group" and in
Note 9 to the consolidated financial statements included in the accompanying 2000 Annual Report to stockholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space in the Baltimore-Washington markets continues to be successful. Ninety-five percent of the warehouse/office portfolio of approximately 1.2 million square feet was leased at September 30, 2000.

Price, location, rental space availability, structural design, property management services and flexibility are the major factors which affect competition in the warehouse rental market. The Company experiences considerable competition in all of its markets.

In fiscal 2000 real estate revenues, excluding the sale of real estate, were divided approximately 42% from mining and minimum royalties and 58% from rentals. FRI accounted for approximately
52% of such revenue.

Environmental Matters.   While the Company is affected by
environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 11 to the consolidated financial statements included in the accompanying 2000 Annual Report to Stockholders and in Item 3 "Legal Proceedings" of this Form 10-K, and such information is incorporated herein by reference.

Employees. The Company employed approximately 818 people in its Transportation Group, 9 people in its Real Estate Group, and 2 people in its Corporate offices at September 30, 2000.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., and Maryland.

Transportation Properties. At September 30, 2000, the Company operated and owned a fleet of 547 trucks, two of which were leased,
and owned a fleet of 926 trailers.   The Company has 19 sites for
its trucking terminals in Florida, Georgia, Alabama and Tennessee totaling approximately 90 acres. Of these acres, the Company owned approximately 79 and leased approximately 11. The Company also leases a central dispatch/office in Montgomery, Alabama which is leased year-to-year.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 2000, substantially all of which are leased to FRI.
                                             Tons of
                               Tons Mined   Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/00     9/30/00  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns fifteen
 locations currently being
 mined in Brooksville,
 Astatula, Miami, Grandin,
 Gulf Hammock, Keuka, Lake
 Lake Wales, Newberry and
 in Marion and Lake
 Counties, Florida;
 Forest Park, Macon and
 Tyrone, Georgia; St. Mary's
 County, Maryland; and
 Manassas, Virginia.              14,395     540,000     18,686

The Company owns four locations
 being leased but not currently
 being mined, in Ft. Myers
 and Grandin, Florida; Rome
 and Columbus, Georgia.                -     180,000      2,461

Other Properties. The Company owns approximately 120 acres of land in Virginia and Washington, D.C. and an office building and approximately 6 acres in Florida which are leased to FRI. The Company owns eight parcels of land near Baltimore, Maryland. One contains approximately 11 acres with a commercial warehouse and office space (162,587 square feet), which at November 1, 2000 was 100% leased. The second contains approximately 17 acres with 195,615 square feet of commercial warehouse and office space of which at November 1, 2000 was 100% leased. The third contains approximately 10 acres with 189,212 square feet of commercial/warehouse space that was 100% leased at November 1, 2000. The fourth contains 8.5 acres with an office building (28,533 square feet) which is 6% occupied by the Company with the balance 100% leased, including a portion leased to FRI. The fifth site contains 5.285 acres with 83,100 square feet of warehouse space that was 100% leased at November 1, 2000. The sixth site contains 5.849 acres with 85,100 square feet of warehouse space that was 75% leased at November 1, 2000.

The seventh site is a 134 acre tract of land in Harford County, Maryland. The site is being used for the development of the
Lakeside Business Park. A 5.2 acre section has been developed with 110,875 square feet of commercial warehouse space that was 100%
leased on November 1, 2000.  Two sections of 4.25 acres each have been developed with 132,484 square feet of commercial warehouse
space that was 100% leased at November 1, 2000.   A 6.11 acre
section has been developed with 96,800 square feet of warehouse space that was 100% leased at November 1, 2000.  An 8.28 acre site is being developed with 93,340 square feet of commercial warehouse
space under construction at September 30, 2000.   A 13.91 acre site
is being developed with 99,100 square feet of commercial warehouse space under construction at September 30, 2000 that is 100% pre-leased.

The eighth site is a 59 acre tract in Anne Arundel County, Maryland
near the Baltimore-Washington International Airport.   The project,
Hillside Business Park, will provide the Company an opportunity to
develop 575,000 square feet of warehouse/office space.   Grading
and infrastructure work on the site began in the spring of 2000, and construction of the first building is anticipated to commence during the spring of 2001.

In addition to the development, mining and rental sites, the Company owns approximately 9,267 acres of investment and other real estate, of which approximately 6,326 acres are in Suwannee County and Columbia County, Florida.

As part of the Company's ongoing asset management activities, it made application before the Zoning Commission of the District of Columbia to re-zone its 5.8 acre site on the banks of the Anacostia
River from industrial to Planned Unit Development(PUD).   Approval
of the application would allow the development of a 1.5 million square foot commercial office component together with associated waterfront enhancements in the Washington DC area. In November 1999, the Zoning Commission approved the Company's application.

At September 30, 2000 certain property, plant and equipment having a carrying value of $26,778,000 was pledged on certain notes and contracts with an outstanding principal balance totaling
$22,496,000.

In addition, certain properties having a carrying value at September 30, 2000 of $1,118,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company.

Item 3.  LEGAL PROCEEDINGS.

Note 11 to the Consolidated Financial Statements included in the accompanying 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.

                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

There were approximately 796 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of December 1, 2000. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 4 the Company's 2000 Annual Report to stockholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend during the past two years. It is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2000 Annual Report to Stockholders and such information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 4 of the Company's 2000
Annual Report to Stockholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the caption "Management Analysis" on pages 5 and 6; under the caption "Capital Expenditures" on page 1; and in Notes 1 through 13 to the consolidated financial statements included in the accompanying 2000 Annual Report to Stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Interest rate sensitivity
                     2001 2002 2003 2004 2005 Thereafter Total Fair Value

Liabilities:

Bank lines of credit $ 5,600                                5,600   5,600
Weighted average
Interest rate            7.2%

Long-term debt at
 Fixed rates         $   796  862 933 1,010 1,030   18,180 22,810  22,555
Weighted average
 Interest rate           7.8% 7.8 7.8   7.8   7.8      7.8

Bank Revolving Credit
 Variable interest   $20,000                               20,000  20,000
 Rate
Weighted average
 Interest               7.2%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 4 and on pages 7 through 15 of the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.
                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office            Position Since
Edward L. Baker      65  Chairman of the Board    May   3, 1989
John E. Anderson     55  President & Chief        Feb. 17, 1989
                          Executive Officer
James B. Shephard    63  Vice President and       Feb.  2, 2000
                          Secretary
David H.
 deVilliers, Jr.     49  Vice President           June  1, 1989
James J. Gilstrap    53  Treasurer, Assistant     Aug.  6, 1997
                          Secretary and Chief
                          Financial Officer
Wallace A. Patzke,   53  Controller and Chief     Aug.  6, 1997
 Jr.                      Accounting Officer

All of the above officers have been employed in their respective positions for the past five years, except James B.Shephard, James
J. Gilstrap and Wallace A. Patzke,Jr.

James B. Shephard was President and Chief Executive Officer of Landstar Ranger from 1989 to 1998, Senior Vice President of Landstar from 1998 to March 1999, Chairman of the Board of Florida Rock & Tank Lines, Inc. from March 1999 to November 1999 when he was appointed President of the Company's Transportation Group.

James J. Gilstrap joined FRI in March 1997 and was elected Vice President and Chief Financial Officer in May 1997. In August 1997 Mr. Gilstrap was elected Treasurer of FRI. From 1993 to 1997 he
was self-employed as a private investor.   He resigned his
positions with the Company and FRI effective January 1, 2001.

Wallace A. Patzke, Jr. has been Vice President, Administration and Chief Accounting Officer of FRI since January 2000, Vice President and Chief Accounting Officer, from August 1999 to January 2000, Vice President, Controller and Chief Accounting Officer from August 1997 to August 1999 Vice President and Controller from October 1996 to August 1997 and Controller from December 1991 to October 1996.

John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are on the Board of Directors of the Company.

All executive officers of the Company are elected annually by the Board of Directors.

Information concerning directors, required in response to this Item 10, is included under the captions "Election of Directors" and
Section 16(a) Beneficial Ownership Reporting Compliance in the
Company's Proxy Statement dated December 20, 2000; and such information is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee
Report," "Compensation Committee Interlocks and Insider
Participation," and "Shareholder Return Performance" in the
Company's Proxy Statement dated December 20, 2000; and such information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 20, 2000; and such information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider
Participation" and  "Certain Relationships and Related
Transactions" in the Company's Proxy Statement dated December 20,
2000 and in Note 2 captioned "Transactions with Related Parties" in the Company's 2000 Annual Report to Stockholders; and such information is incorporated herein by reference.

                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.

(a) (1)and(2) Financial Statements and Financial Statement
              Schedules.

      The response to this item is submitted as a separate section. See Index to Financial
      Statements and Financial Statement Schedules on page 18 of this Form 10-K.

     (3)Exhibits.

      The response to this item is submitted as a separate section. See Exhibit Index on pages 14 through 17 of this Form 10-K.

(b) Reports on Form 8-K.

     During the three months ended September 30, 2000, no reports on Form 8-K were filed by the Company.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Patriot Transportation Holding, Inc.


Date:  December 6, 2000                  By JAMES J. GILSTRAP
                                           James J. Gilstrap
                                    Treasurer, Assistant Secretary and
                                     Chief Financial Officer

                                     By WALLACE A. PATZKE JR.
                                    Wallace A. Patzke Jr.
                                    Controller and Chief Accounting
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 6, 2000.


JOHN E. ANDERSON                         DAVID H. deVILLIERS JR.
John E. Anderson                         David H. deVilliers Jr.
Director, President, and Chief               Director
Executive Officer
(Principal Executive Officer)                LUKE E.FICHTHORN III
                                              LUKE E. FICHTHORN III
JAMES J. GILSTRAP                            Director
James J. Gilstrap
Treasurer, Assistant Secretary           FRANCIS X. KNOTT
and Chief Financial Officer                  Francis X. Knott
(Principal Financial Officer)                Director

WALLACE A. PATZKE JR.                        RADFORD D. LOVETT
Wallace A. Patzke Jr.                    Radford D. Lovett
Controller and Chief Accounting          Director
Officer
(Principal Accounting Officer)           ROBERT H. PAUL III
                                              Robert H. Paul III
EDWARD L. BAKER                          Director
Edward L. Baker
Director                                 JAMES B. SHEPHARD
                                         James B. Shephard
JOHN D. BAKER II                              Director
John D. Baker II
Director                                     MARTIN E. STEIN
                                              Martin E. Stein
THOMPSON S. BAKER II                     Director
Thompson S. Baker II
Director                                     JAMES H. WINSTON
                                              James H. Winston
                                     Director





               PATRIOT TRANSPORTATION HOLDING, INC.
      FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                          EXHIBIT INDEX
                         [Item 14(a)(3)]
(3)(a)(1)         Articles of Incorporation of Patriot Transportation
                  Holding, Inc.   Previously filed with Form S-4
                  dated December 13, 1988. File  No. 33-26115.

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

(3)(a)(5) Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February 21, 2000. Previously filed with Form 10-Q for the quarter
                  ended March 31, 2000.   File No. 33-26115.

(3)(b)(1)         Restated Bylaws of Patriot Transportation Holding,
                  Inc. adopted December 1, 1993.   Previously filed
                  with Form 10-K for the fiscal year ended September
                  30, 1993.   File No. 33-26115

(3)(b)(2)         Amendment to the Bylaws of Patriot Transportation
                  Holding, Inc. adopted August 3, 1994.   Previously
                  filed with Form 10-K for the fiscal year ended
                  September 30, 1994.   File No. 33-26115

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

(10)(I)(2)        Patriot Transportation Holding, Inc. 1995 Stock
                  Option Plan.   Previously filed as an appendix to
                  the Company's Proxy Statement dated December 15,
                  1994.

(11)          Computation of Earnings Per Common Share.

(13) The Company's 2000 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2000 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22)          Subsidiaries of Registrant at September 30, 2000:
              Florida Rock & Tank Lines, Inc. (a Florida corporation) Florida Rock Properties, Inc. (a Florida corporation) FRP Development Corp. (a Maryland corporation) FRP Maryland, Inc. (a Maryland corporation) 34 Loveton Center Limited Partnership (a Maryland limited partnership) FRTL, Inc. (a Florida corporation)SunBelt Transport, Inc. (a Florida Corporation)Oz Limited Partnership (a Maryland limited partnership) FRP Delaware, Inc. (a Delaware corporation) FRP Lakeside L.P. (a Maryland limited partnership) FRP Lakeside L.L.C. #1 (a Maryland limited company) FRP Lakeside L.L.C. #2 (a Maryland limited liability corporation), FRP Lakeside L.L.C. #3 (a Maryland limited liability company), FRP Lakeside L.L.C. #4 (a Maryland limited liability company), FRP Lakeside L. L.C.#5 (a Maryland limited liability company), FRP Hillside L.L.C. (a Maryland limited liability company) FRP Windsor LLC (a Maryland limited liability company), FRP Dorsey L.L.C. (a Maryland limited liability company) Patriot Transportation, Inc.(a Florida corporation)

(23)(a)       Consent of Deloitte & Touche LLP, Independent
              Certified Public Accountants, appears on page 16 of this Form 10-K.

(27)          Financial Data Schedule

              PATRIOT TRANSPORTATION HOLDING, INC.
 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                    (Item 14(a) (1) and 2))


                                                            Page

Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 2000
    and 1999                                                8(a)

  For the years ended September 30, 2000, 1999 and 1998:
    Consolidated statement of income                        7(a)
    Consolidated statement of stockholders' equity         10(a)
    Consolidated statement of cash flows                   9(a)
  Notes to consolidated financial statements            11-15(a)

  Independent Auditors' Report                             16(a)

  Selected quarterly financial data (unaudited)             4(a)

Consent of Independent Certified Public Accountants        19(b)

Independent Auditors' Report                               20(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                    21(b)

III - Real estate and accumulated depreciation and
    depletion                 22-23(b)

(a)      Refers to the page number in the Company's
         2000 Annual Report to Stockholders. Such information is incorporated by reference in
         Item 8 of this Form 10-K.

(b)      Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.
Independent Auditors' Consent


We consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-43215) pertaining to the Patriot Transportation Holding, Inc. 1989 Stock Option Plan and in the related Prospectus of our report dated December 8, 2000, appearing in and incorporated by reference in this Annual Report (Form 10-K) for the year ended September 30, 2000.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 15, 2000

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patriot Transportation Holding, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Patriot Transportation Holding, Inc. and subsidiaries ("Patriot") as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated December 8, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Patriot, listed in Item 14. These financial statement schedules are the responsibility of Patriot's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 8, 2000

                   PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                 BALANCE
                  AT BEGIN.  COST AND    OTHER                       AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS      OF YEAR
Year Ended
September 30, 2000:

Allowance for
 doubtful accounts $  284,318  $ 858,629        -    $  274,406(a) $  868,541

Accrued risk
 insurance         $5,385,393  $4,452,376        -   $4,440,327(b) $5,397,442
Accrued health
 insurance           913,377   2,187,462        -    2,111,231(b)    989,608
Totals -
 insurance        $6,298,770  $6,639,838       $0   $6,551,558    $6,387,050

September 30, 1999:

Allowance for
 doubtful accounts $272,318     $12,000          -                   $284,318

Accrued risk
 insurance       $4,545,457  $4,016,846          -   $3,176,910(b) $5,385,393
Accrued health
 insurance          841,789   1,480,947          -    1,409,359(b)    913,377
Totals -
 insurance       $5,387,246  $5,497,793        $0   $4,586,269   $6,298,770


Year Ended
September 30, 1998:

Allowance for
 doubtful accounts $257,952     $12,000          -       ($2,366)(a)  $272,318


Accrued risk
 insurance        $4,217,714 $4,401,537         -    $4,073,794(b)$4,545,457
Accrued health
 insurance           964,698  1,340,998         -     1,463,907(b)   841,789
Totals -
 insurance        $5,182,412 $5,742,535        $0    $5,537,701   $5,387,246



(a) Accounts written off less recoveries
(b) Payments






                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III(CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                             DEPLETION
                          SEPTEMBER 30, 2000

                                       Cost capi-  Gross amount           Date         Deprecia-
                  Encumb  Initial cost talized    at which     Accumulated  Of    Date   tion Life
County   State    rances      to       subsequent   carried at DepreciationConstr-Acquired Computed
                            Company  to acquisitionend of period            tion            on:
                                                        (a)
Construction Aggregates
Alachua  Florida            $1,442,011          0  1 ,442,011     59,592   n/a  4/86  unit
Clay     Florida               518,741          0     518,741          -   n/a  4/86  unit
Clayton  Georgia               381,787          0     381,787      4,506   n/a  4/86  unit
Dade     Florida             9,374,660          0   9,374,660  8,075,374   n/a  4/86  unit
Fayette  Georgia    97,646     400,872          0     400,872     44,847   n/a  4/86  unit
Hernando Florida             3,174,084          0   3,174,084    933,701   n/a  4/86  unit
Lake     Florida             1,464,625     20,528   1,485,153  1,034,694   n/a  4/86  unit
Lee      Florida             4,690,269      5,937   4,696,206      2,226   n/a  4/86  unit
Floyd    Georgia               300,000          0     300,000          -   n/a  4/86  unit
Levy     Florida             1,280,643     83,365   1,364,008    402,523   n/a  4/86  unit
Marion   Florida             1,180,366          0   1,180,366    599,478   n/a  4/86  unit
Monroe   Florida               840,442          0     840,442    216,726   n/a  4/86  unit
Muscogee Georgia               368,674          0     368,674     45,000   n/a  4/86  unit
Polk     Florida               120,502          0     120,502     75,285   n/a  4/86  unit
Prince Wil.Virginia            298,464          0     298,464    273,330   n/a  4/86  unit
Putnam   Florida            15,014,681     36,114  15,050,795  2,573,875   n/a  4/86  unit
St. MarysMaryland            1,269,878      5,140   1,275,018    519,162   n/a  4/86  unit
                    97,646  42,120,699    151,084  42,271,783 14,860,319
Land Rental Property
District of Columb           6,712,973  2,645,097   9,358,070    909,128   n/a  4/86  15 yr.
Fairfax  Virginia            2,035,014          0   2,035,014          -   n/a  4/86  -
Putnam   Florida               360,241          0     360,241    290,549   n/a  4/86  10 yr.
Spalding Georgia                19,572          0      19,572          -   n/a  4/86  -
Suwannee Florida   217,468   1,337,429          0   1,337,429    814,658   n/a  4/86  10 yr.
                   217,468  10,465,229  2,645,097  13,110,326  2,014,335
Commercial Property
BaltimoreMaryland1,560,631     439,120  2,836,019   3,285,139  1,063,263  1990  10/89 31 yr.
BaltimoreMaryland2,015,100     453,834  2,908,345   3,362,179    839,724  1992  12/91 31 yr.
BaltimoreMaryland              690,222  2,846,549   3,526,771     57,989  2000  7/99  31 yr.
BaltimoreMaryland2,404,896     507,545  2,859,841   3,367,386    608,530  1994  12/91 31yr.
Duval    Florida             2,804,344    191,237   2,995,581  2,004,000   n/a  4/86  20 yr.
Harford  Maryland3,018,942     109,226  3,747,294   3,856,520    300,563  1996  8/95  31 yr.
Harford  Maryland            1,467,555  8,332,294   9,799,849          -   n/a  8/95  31 yr.
Harford  Maryland4,909,528     177,518  5,434,607   5,612,125    277,066  1999  8/95  31 yr.
Howard   Maryland1,820,131   2,414,284    262,828   2,677,112    865,442  1987  9/88  31 yr.
Howard   Maryland2,730,196     655,000  2,921,263   3,576,263    402,931  1996  9/88  31 yr.
Howard   Maryland            2,473,277    310,392   2,783,669     48,306   n/a  2/00  31 yr.
Anne ArunMaryland 4,036,288    911,060  6,487,732   7,398,792  2,581,575  1989  9/88  31 yr.
Anne ArunMaryland              950,000  1,237,444   2,187,444          0   n/a  5/98  31 yr.
Orange   Florida                57,047      1,647      58,694     12,223   n/a  4/86  10 yr.
                 22,495,712 14,110,032 40,377,492  54,487,524  9,061,612

Investment Property
Caroline Virginia              212,876      6,857     219,733          -   n/a  4/86 unit
Duval    Florida               684,695          0     684,695          -   n/a  4/86  -
Fairfax  Virginia              273,198          0     273,198          -   n/a  4/86  -
Fayette  Georgia               283,875          0     283,875          -   n/a  4/86  -
Bartow   Florida               121,493          0     121,493          -   n/a  4/86  -
Putnam   Florida               151,959          0     151,959     31,773   n/a  4/86  -
Suwannee Florida             3,258,243          0   3,258,243          -   n/a  4/86 unit
                             4,986,339      6,857   4,993,196     31,773

Miscellaneous                  365,920          0     365,920          -

GRAND TOTALS    $22,810,826 72,048,219 43,180,530 115,228,749 25,968,039
    (a)  The aggregate cost for Federal income tax purposes is $105,327,346.


               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                        2000          1999         1998

Gross Carrying Cost of Real Estate:

Balance at beginning of period     $106,930,861    98,302,279    86,939,335

Additions during period:
   Other acquisitions                 9,550,781     9,663,944     2,241,837
  Improvements, etc.                          -             -     5,480,287
  Other (transfers)                           -             -     3,811,104

Deductions during period:
  Cost of real estate sold              742,939       704,062       170,284
  Other  (abandonments)                 509,954             -             -
  Other (transfers
    to Transportation)                        -       331,300             -

Balance at close of period         $115,228,749   106,930,861    98,302,279

Accumulated Depreciation & Depletion:

Balance at beginning of period     $ 23,676,964    21,655,393    19,463,097

Additions during period:
  Charged to cost & expense           2,535,438     2,446,115     2,278,379

Deductions during period:
  Cost of real estate sold              244,365       233,134        86,083
  Other(transfer to Transp.)                  -       191,410             -

Balance at close of period          $25,968,037    23,676,964    21,655,393




Annual Report 2000

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)


                                                                  %
                                             2000      1999     Change

Revenues                                   $93,862    82,019     +14.4
Gross profit                               $16,239    19,994     -18.8
Operating profit                           $ 6,840    12,380     -44.7
Income before income taxes                 $ 3,435    10,093     -66.0
Net income                                 $ 2,044     6,157     -66.8

Per common share:
  Basic earnings per share                 $   .61      1.79     -65.9
  Diluted earnings per share               $   .61      1.78     -65.7
  Stockholders' equity                     $ 22.06     21.53     + 2.5

2000 CORPORATE HIGHLIGHTS

Revenues - up 14.4% to $93,862,000

Gross profit - down 18.8% to $16,239,000

Net income - down 66.8% to $2,044,000

Diluted earnings per share - down 65.7% to $ .61 per share

Gains from sale of real estate of $1,533,000

$23,400,000 of borrowing capacity is available under the Company's credit agreements at September 30, 2000

BUSINESS. The Company is engaged in the transportation and real estate businesses. The Company's transportation business is conducted through three wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. is a Southeastern transportation company concentrating in the hauling by motor carrier of liquid and dry bulk commodities. SunBelt Transport, Inc. serves the flatbed portion of the trucking industry in the Southeast and Mid-Atlantic States, hauling primarily construction materials. Patriot Transportation, Inc. hauls a variety of cargo, primarily in the United States, through independent sales agents and
owner/operators.   The Company's Real Estate Group, through
subsidiaries, acquires, constructs, leases, operates and manages land and buildings to generate both current cash flows and long-term capital appreciation.

OBJECTIVES. The Company's dual objectives are to build a major transportation company and a real estate company which provides sound long-term growth, cash generation and asset appreciation.

  Transportation

    Internal growth is accomplished by a dedicated, competent and loyal work force along with a growing network of third party sales agents and owner/operators, emphasizing superior service to customers in existing markets, developing new transportation services for customers in current market areas as well as expansion into new market areas.

    External growth, through the acquisition program, is designed to broaden the Company's geographic market area and delivery services by acquiring related businesses.



 Real Estate

    The growth plan is based on the acquisition, management and retention of real estate assets and the development of industrial rental properties to provide long-term positive cash flows and capital appreciation.
To Our Stockholders:

     As your Company began Fiscal 2000 expectations were focused to achieve the previously announced Plan of Reorganization formally separating the transportation and real estate operations. Consequently the Company changed its name to Patriot Transportation Holding, Inc. on March 1 following shareholder approval at the February 2 Annual Meeting.

  But as the year unfolded the Transportation Group began to rapidly encounter challenges related to both operating conditions and information system/administrative support. Chronic driver shortages retarded hauling capacity, pressured labor costs, and increased turnover. Mushrooming diesel fuel prices severely inflated fuel expenses beyond the industry's ability to offset via surcharges. Trucking operating ratios suffered accordingly.

     Transition to new electronic information software in Transportation billing proved costly to the Group, with associated disruptions in personnel costs and productivity.

     Notwithstanding these adversities, important progress was achieved in the first full year of operations for the new variable-cost, third party subsidiary, Patriot Transportation, Inc. This new growth engine favorably tracked its business plan considering industry conditions and software hurdles.

    Also in positive contrast to transportation difficulties, the Company's Real Estate Group enjoyed another year of encouraging performance. The Group's expanding portfolio of income producing, flexible office warehouses continued on plan regarding square-footage growth and ahead of plan for occupancy. Strategic progress in asset management will assist in structuring an expanding asset foundation for the future.

     Nevertheless, continuing turbulence within the trucking industry and the need to complete an internal information system for its Transportation Group led the Company on August 2, 2000 to announce a delay of its reorganization (spin-off) until some date beyond July 1, 2001 and subject to reauthorization by its Board of Directors.

Consolidated Results. Consolidated revenues for fiscal 2000 increased 14.4% to $93,862,000. Transportation revenues increased 19.5% to $80,152,000 primarily aided by growth at Patriot Transportation, Inc. Modest increases in both miles hauled and prices were contributed by Florida Rock & Tank Lines and SunBelt Transport. Total real estate revenues declined 8.4% due primarily to lower property and timber sales while revenues from the Company's development activities increased 20.3%. Property sales in fiscal 2000 were $2,260,000 compared to $3,788,000 the previous year.

     Gross profit in 2000 declined 18.8% to $16,239,000 from $19,994,000 in 1999. The Transportation Group's gross profit in fiscal 2000 experienced an 18.2% decrease to $7,892,000 driven mainly by increases in direct labor and fuel expense in the face of only modest price increases. The Group also incurred approximately $600,000 in unanticipated health claims expense occurring substantially in the fourth quarter. Real estate gross profit fell 19.3% to $8,347,000. Gross profit from development operations increased 17.3% but lower property sales in 2000 caused a 52.6% decline from related gains to $1,533,000 in 2000 from $3,236,000 in 1999.

     Selling, general and administrative expenses increased 23.4% from $7,614,000 to $9,399,000 in 2000. This increase stemmed chiefly from increased legal expenses and bad debt losses and other expenses at Florida Rock & Tank Lines related to information software transition. The total increase in selling, general and administrative expenses was also impacted by administrative costs to support the new subsidiary, Patriot Transportation, Inc., which was not in operation the previous fiscal year.

    Net interest expense increased 48.9% from $2,311,000 in 1999 to $3,415,000 in 2000 as the result of higher levels of debt and higher interest rates. Net income decreased 66.8% from $6,157,000 in 1999 to $2,044,000 in 2000. Diluted earnings per share also decreased 65.7% to $0.61 in 2000 from $1.78 the previous year.

Capital Expenditures. Capital expenditures in 2000 for the transportation business totaled $12,091,000 versus $12,010,000 in 1999. Capital expenditures for the real estate segment in 2000 totalled
$9,762,000 versus $9,344,000 in 1999. Total depreciation and depletion for fiscal 2000 was $11,144,000 versus $10,065,000 in 1999.

   The fiscal 2001 capital expenditure plan for the transportation business is $6,934,000 primarily for continued modernization of the tank truck and flatbed fleets. The capital budget for the real estate segment for fiscal 2001 is $19,065,000 mainly for continued office/warehouse development. Total depreciation and depletion expense is expected to be approximately $11,212,000 on a consolidated basis.

Financial Management. The Company's $34,000,000 unsecured revolver and term facility has a final maturity of November 15, 2003. At September 30, 2000, $20,000,000 was outstanding leaving a balance of $14,000,000 in availability under this committed facility. The Company also has $15,000,000 of unsecured short term lines of credit under which
$5,600,000 was outstanding at the end of fiscal 2000.   In addition,
$22,496,000 of the Company's total debt outstanding is non-recourse, long-term fixed rate mortgages secured primarily by the Company's flex warehouse/office projects. At September 30, 2000 the Company's percentage of total funded debt to equity was 66%.

Annual Meeting. At the Annual Stockholders Meeting on February 2, 2000, the stockholders elected John D. Baker II, Luke E. Fichthorn III, Robert H. Paul III, and James B. Shephard as directors to serve a four-year term expiring in the year 2004.

Real Estate Group.   Continuing healthy demand for well-located
distribution capacity, effective marketing, as well as a growing reputation for quality design and follow-up property management, combined to produce another year of noteworthy progress. The Group can be proud of a record of achievement toward the key objective of developing flexible warehouse/office square footage in targeted, distribution-friendly markets.

     Evidence of such progress occurred during 2000 in four different sub-markets within the greater Baltimore, Maryland area. A new 83,100 square-foot build-to-suit office/warehouse, 6920 Tudsbury Road, was completed, occupied and long-term financed. This property is located near the beltway on Baltimore's western fringe. Development also continued at Lakeside Business Park, a 134-acre development adjacent to Interstate 95 north of Baltimore in Harford County. A 96,440 square-foot offering, 1504 Quarry Drive, was completed and occupied. At 8620 Dorsey Run Road, 85,100 square feet, was purchased, renovated and is now 75% occupied and financed. Finally, active site grading is underway at Hillside Business Park, a 59-acre property in Anne Arundel County, Maryland near both the Baltimore-Washington International Airport and the new regional Arundel Mall. Hillside Business Park is projected for a final total build-out of about 575,000 square feet.

     The Group's total portfolio of developed buildings at September 30, 2000 was comprised approximately 1.2 million square feet with a combined occupancy of 95%. Final build-out at Lakeside and Hillside Business Parks will bring the Group's total developed building capacity to approximately 2.77 million square feet.

     Turning to the Group's other long-term focus, asset management, much activity also occurred. Plans were finalized to construct a bulkhead along the shoreline of the Group's 5.8 acre site on the banks of the Anacostia River in the District of Columbia. This site, located about one mile from the United States Capitol Building, was successfully re-zoned by the Group early in fiscal 2000 from industrial to Planned Unit Development(PUD). The new PUD zoning permits development of up to 1.5 million square feet of commercial office space together with related public amenities and waterfront enhancements. Bulkhead construction will secure the site by adding a "hard edge" along the waterfront to prevent further shoreline erosion and provide foundation stability for anchoring vertical construction.

     Asset management focus was also directed toward the Group's raw land portfolio in Georgia and Florida. These holdings range from leased long-term mining properties, which could offer future development potential, to timberland, to scattered tracts with potential warehouse distribution possibilities.

     Finally, the Group made important progress toward implementing its own in-house information software system tailored to its real estate core business. Such progress will enable the Group to better define and conduct itself as a distinct business unit.

     Transportation Group. In contrast to the Real Estate Group the Company's Transportation Group battled a chorus of adversities the full year, both from within and external.

     Several months before fiscal 2000 began the Transportation Group initiated a planned program to achieve a level of cost-effective administrative sufficiency. Previously it had depended wholly on outsourcing for administrative support. Year 2000 (Y2K) compliance weighed heavily on information software considerations, and the Group had earlier selected core business support software. But serious system transition problems unrelated to Y2K developed which caused tank truck billing/credit issues. Unfortunately, the tank truck area suffered approximately $760,000 in bad debt losses during the transition.

     The Group elected to implement its own in-house capability.
Start-up for the new software package is slated for about April 2001. The Group anticipates that system shortcomings will be cured.

     Turning to external conditions, the trucking industry confronted very tight labor markets and high diesel fuel costs that keep operating ratios under great pressure. To combat these forces both Florida Rock & Tank Lines and SunBelt Transport are aggressively raising their permanent freight rates while imposing fuel price surcharges to essentially halt further profit erosion. If over the coming year operating expenses continue under such pressure, each company is notifying its customer base that additional permanent rate increases will be forthcoming.

     In further response to industry conditions the Group began directing emphasis in its tank and flatbed companies to non-asset, owner/operator hauling capacity. This should reduce average capital employed, add variable cost protection and encourage improved returns in the future.
     Regarding owner/operators and third-party, independent freight agents, Patriot Transportation, Inc. achieved good progress during the year. Patriot successfully organized and launched into the industry despite the operating climate. The new company continues to expand satisfactorily with agents distributed in every geographic region of the United States along with progress aimed at freight movements across borders into Canada and Mexico. Patriot continues its expansion program as planned with only modest capital outlays. Collateral traffic lane and customer service efficiencies are developing with both Florida Rock & Tank Lines and SunBelt Transport.

     Related Developments and Outlook. Operating results for the Transportation Group are clearly unacceptable. Our responses to challenges within the trucking industry have been described, and they will be executed vigorously. The Real Estate Group should enjoy another year of momentum subject as always to continued strength in our domestic economy.

     Finally, the Company has recently employed a Vice President, Finance and Administration with broad multi-industry seasoning.

     We extend our gratitude for your support. And we again salute the enthusiasm, commitment and loyalty of the employees who represent the core strength of this enterprise.


Respectfully yours,


Edward L. Baker
Chairman


John E. Anderson
President & Chief Executive Officer

Operating Review

Transportation. During fiscal 2000 the Company's Transportation Group operated through three wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. is engaged in hauling liquid and dry bulk commodities in tank trucks. SunBelt Transport, Inc. is engaged in hauling mostly building and construction materials on flatbed trailers. Patriot Transportation, Inc. is engaged in hauling a variety of cargo through third party independent freight agents and owner/operators.

  The tank trucks operate from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; and Birmingham, Alabama and has a central dispatch office in Montgomery, Alabama. SunBelt operates in the Southeast and Mid-Atlantic states where as Patriot operates through the United States.

  Revenues and miles hauled were up 19.5% and 15.1%, respectively, in 2000 as a result of expansion of flatbed and tank truck hauling and the start up of the independent agent and owner/operator business.

  Gross profit decreased 18.2% from fiscal 1999 primarily as a result of increased labor costs due to driver shortages, increased fuel costs and increased health claims.

   During fiscal 2000, the Group purchased new tractors and new trailers. The fiscal 2001 capital expenditure plan is based on maintaining a modernized tank and flatbed fleet. The fleet modernization program has resulted in reduced maintenance expenses and improved operating efficiencies.

  Transportation labor, fuel and now risk insurance pressures are
expected to remain key factors.   More comprehensive fuel price
sucharges are now in place at Florida Rock & Tank Lines and SunBelt
Transport.   Assertive steps are underway at both carriers to
significantly boost permanent freight rates.   The Transportation Group
is now well on its way to implementing new information systems specific
to its core businesses.   Patriot Transportation, Inc.,  the
Company's  new third  party     agent/owner-operator startup, should
see its expansion momentum continue.

  Real Estate. The Real Estate Group operates the Company's real estate and property development activities through subsidiaries.

  The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned generally falls into one of three categories. The first is land with construction aggregates deposits, substantially all of which is leased to Florida Rock Industries, Inc. under mining royalty agreements, whereby the Company is paid a percentage of the revenues generated or annual minimums. The second is land and/or buildings leased under rental agreements or being developed for future rentals, and the third is land and/or buildings which are being developed for future rental or held for future appreciation or development.

  Real estate revenues, excluding property sales, increased 2.4% over fiscal 1999 as a result increased royalties and rental revenue on the Company's real estate projects partially offset by a decrease in timber sales. The fiscal 2000 real estate revenues, excluding the sale of real estate and timber, were divided approximately 42% from mining and minimum royalties and 58% from rental.

  A brief description of FRP Development Corp.'s projects at September 30, 2000 follows:

  8230 Preston Court, 72,182 square feet of flexible warehouse/office space and 59% leased.

  8240 Preston Court, 90,405 square feet of flexible warehouse/office space and 100% leased.

  810 Oregon Avenue, 113,280 square feet of flexible warehouse/office space and 100% leased.

  812 Oregon Avenue, 82,335 square feet of flexible warehouse/office space and 100% leased.

  Rossville Business Center, a two building complex consisting of 189,212 square feet of flexible warehouse/office space and 100% leased.

  34 Loveton Center, a 28,533 square foot suburban office building and 100% leased.

  1502 Quarry Drive, 110,875 square feet of flexible warehouse/office space and 100% leased.

  1504 Quarry Drive, 96,800 square feet of flexible warehouse/office space completed during fiscal 2000 and 100% leased.

  1506 Quarry Drive, 93,340 square feet of flexible warehouse/office space under construction.

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

   8620 Dorsey Run Road, 85,100 square feet, warehouse/office completed during fiscal 2000 and 75% leased.

 2203 Lakeside Boulevard, 99,100 square feet of flexible warehouse/office space currently under construction and 100% pre-leased.

  Lakeside Business Park is a 134 acre site capable of supporting 1,160,000 square feet of warehouse/office space. At September 30, 2000, 192,440 square feet was under construction and expected to be completed during fiscal 2001. Approximately 42 acres remain available for development and are capable of supporting 631,000 square feet of new development.

  Hillside Business Park, is a 59 acre site located in Anne Oriental County, Maryland and capable of supporting 575,000 square feet of warehouse/office space.

  The Real Estate Group during fiscal 2001 will continue to focus on buildings under construction and the continued development of the property at Lakeside Business Park. Planning, development and permitting for Hillside Business Park development will also continue.

  At September 30, 2000 the Company owned approximately 1,200,000 square feet of developed building capacity that was 95% leased. The Real Estate Group will continue its asset management functions for the benefit of the Company's land portfolio. These activities will also include but not be limited to the Company's site on the Anacostia River in the District of Columbia. The Company's long-term plan is to gradually build and own a portfolio of successful rental properties.

Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                     2000     1999       1998      1997     1996
Summary of Operations
Revenues          $ 93,862    82,019     73,974    68,844    64,403
Gross profit(a)   $ 16,239    19,994     16,493    14,908    14,615
Operating profit  $  6,840    12,380      9,625     8,977     9,017
Interest expense  $  3,438     2,357      2,300     2,061     2,234
Income before income taxes
                  $  3,435    10,093      7,343     6,984     6,827
Provision for income taxes
                  $  1,391     3,936      2,863     2,724     2,662
Net income        $  2,044     6,157      4,480     4,260     4,165
Per Common Share
Basic EPS         $    .61      1.79       1.30      1.22      1.16
Diluted EPS       $    .61      1.78       1.28      1.21      1.14
Stockholders' equity
                  $  22.06     21.53      19.83     18.53     17.72

Financial Summary
Current assets    $ 15,089    14,161     10,073     8,549     8,003
Current liabilities
                  $ 17,498    13,555      9,479    11,063     9,595
Working capital (deficit)
                  $ (2,409)      606        594    (2,514)   (1,592)
Property, plant and
 equipment, net   $124,026   115,369    104,970    95,018    90,058
Total assets      $148,011   138,655    123,965   116,582   107,036
Long-term debt    $ 42,015    37,936     33,299    30,647    26,170
Stockholders' equity
                  $ 73,813    72,692     68,755    63,734    61,894
Other Data
Return on average
 stockholders' equity
                       2.8%      8.7        6.7       6.8       6.7
Return on average capital
 employed              1.6%      5.2        4.1       4.2       5.8
Net cash flow provided from
 operating activities
                   $  9,566   15,032     13,557    13,982    14,681
Additions to property,
 plant and equipment
                   $ 21,861   21,359     19,901    13,746    15,970
Depreciation, depletion
 and amortization
                   $ 11,144   10,065      9,146     8,356     7,667
Weighted average number
 of shares - basic    3,334    3,444      3,452     3,490     3,588
Weighted average number
 of shares - diluted  3,348    3,468      3,496     3,530     3,647
Number of employees at
 end of year            829      877        753       721       665
Stockholders of record
                        801      834        850       873       913

(a) Fiscal 2000, 1999, 1998, 1997 and 1996 include gains on the sale of real estate of $1,533,000, $3,236,000, $358,000,
$817,000 and $93,000, respectively.


Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

                       First           Second           Third           Fourth
                     2000    1999    2000   1999     2000   1999     2000   1999
Revenues           $20,150  19,031  21,566 21,016    24,258 19,854   27,888 22,118
Gross profit       $ 3,607   4,393   3,819  5,539     4,685  4,382    4,128  5,680
Operating profit   $ 1,645   2,299   1,655  3,868     2,351  2,470    1,189  3,743
Income before
  income taxes     $   902   1,743     818  3,352     1,418  1,874      297  3,124
Net income         $   550   1,063     499  2,045       865  1,143      130  1,906
Per common share:
  Basic EPS          $.16    .31       .15   .59       .26    .33      .04    .56
  Diluted EPS        $.16    .30       .15    .59       .26    .33      .04    .56
  Market price:
    High            $25.00   30.00   26.88  28.88     23.50  26.00    20.00  26.00
    Low             $20.00   19.50   16.38  23.00     17.19  21.25    15.50  21.63


                        Management Analysis

Operating Results. The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, petroleum product usage in the Southeast, fuel costs, driver availability and cost, construction activity, Florida Rock Industries, Inc.'s sales from the Company's mining properties, interest rates and demand for commercial warehouse space in the Baltimore/Washington area. Internal factors include revenue mix, capacity utilization, safety records, other operating factors, administrative costs, and construction costs of new projects.

  In fiscal 2000 and 1999, revenues increased 14.4% and 10.9%, respectively. In the Transportation segment revenues and miles hauled were up 19.5% and 15.1%, respectively, in 2000 were up 4.7% and 4.7%, respectively, in 1999. The Real Estate segment's revenues, exclusive of real estate sales, increased 2.4% and 17.3% in 2000 and 1999, respectively.

  The estimated contribution to Transportation revenues by principal markets follows:

                       2000   1999   1998   1997   1996

Petroleum                60%    65     67     68     68
Construction             22%    24     21     21     20
Chemical                  6%     7      7      6      7
Other                    12%     4      5      5      5

   Gross profit for fiscal 2000 decreased $3,755,000 and gross margin
decreased to 17% from 24%.   The Transportation segment's gross profit
decreased $1,760,000 and gross margin decreased to 10% from 14%.   These
decreases were primarily attributable to sharply higher fuel costs, a tight labor market for drivers resulting in increased costs to hire and retain personnel, unanticipated health claims, higher depreciation expense resulting from an expanded and upgraded tractor fleet and start
up costs associated with owner/operator business.   Gross profit for the
real estate segment decreased $1,955,000 primarily as a result of lower real estate and timber sales in 2000 partially offset by increased rental
income.   Gross profit on real estate sales was $1,533,000 as compared to $3,236,000 in 1999.

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

   Selling, general and administrative expense increased 23.4% in 2000 and increased 10.9% in 1999. The 2000 increase was due to additional staffing for the owner/operator business, professional fees associated with the proposed spin-off of the real estate business, increased bad debt expense and other legal expenses. The 1999 increase was attributable to non-recurring retirement and severance and systems upgrades for Year 2000 compliance.

   Interest expense in 2000 increased 45.9% or $1,081,000 from 1999. This increase was primarily as a result of an increase in the average debt outstanding and an increase in the average interest rate. Interest expense in 1999 increased 2.5% or $57,000 from 1998.

Liquidity and Capital Resources. The following key financial measurements reflect the Company's financial position and capital resources at September 30 (dollars in thousands):


                              2000         1999         1998

Cash                       $   633        2,593          663
Total debt                 $48,411       41,561       35,432
Debt as a percent of
  capital employed              37%          34           32
Unused lines of credit     $23,400       31,000       37,400

   During 2000, net cash flows from operating activities were $9,566,000 which along with issuing additional long and short-term debt funded the Company's investing activities of $17,453,000 and the repurchase of common stock of $1,468,000. During 1999, net cash flows from operating activities were $15,032,000 which along with exercise of stock options and issuing of debt funded the Company's investing activities of $16,746,000.

  The Company is financially postured to be able to take advantage of external and internal growth opportunities in real estate development and in the motor carrier industry that may occur.

   The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may
arise.   Currently the Company has approximately $4,177,000 available under this authorization.

  The Company has a $34,000,000 revolving credit agreement of which $14,000,000 was available at fiscal year end. In addition, it has unsecured short-term lines of credit under which it may borrow up to $15,000,000 of which $5,600,000 was outstanding at September 30, 2000.

  The Company currently expects its fiscal 2001 capital expenditures to be approximately $26,000,000 and depreciation and depletion expense to be $11,212,000. The expenditures are expected to be financed from the cash flow from operating activities, financing of new real estate projects, and the $14,000,000 unused and available under its revolving credit agreement.

   The Company believes it will be able to renegotiate its present credit facilities or obtain similar replacement credit facilities when necessary in the future.

Spin-off of Real Estate Business.   On August 2, 2000, the Board of
Directors approved a resolution to delay consummation of the previously
approved reorganization until some date beyond July 1, 2001.   The
reorganization will require reauthorization by the Board. The reorganization would result in spinning off to its shareholders a new company which would include the real estate business, while retaining the
transportation business in Patriot Transportation Holding, Inc.   For
additional information, see Note 13 to the Consolidated Financial
Statements.

Inflation. Historically, the Company has been able to recover inflationary cost increases through increased freight rates. It is expected that over time justifiable and necessary rate increases will be obtained in the future. Substantially all of the Company's royalty agreements are based on a percentage of the sales price. Minimum royalties and substantially all lease agreements provide various escalation provisions.

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from
these indicated  by  such  forward-looking statements.    These
forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or
phrases.   The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: driver availability and cost; availability and terms of financing; competition; levels of construction activity in FRI's markets; fuel costs; and inflation.

Consolidated Statement of Income  Years ended September 30

(Dollars and shares in thousands except per share amounts)

                                           2000       1999       1998

Revenues:
  Transportation                        $ 80,152     67,048     64,014
  Real estate                             11,450     11,183      9,534
  Sale of real estate                      2,260      3,788        426

Total revenues (including revenue from
 related parties of $7,178, $6,999 and
 $6,256)                                  93,862     82,019     73,974

Cost of operations:
  Transportation                          72,260     57,396     54,002
  Real estate                              4,636      4,077      3,411
  Cost of real estate sold                   727        552         68

Gross profit                              16,239     19,994     16,493

Selling, general and administrative expense
 (including expenses paid to related party
  of $582, $1,656 and $1,515)              9,399      7,614      6,868

Operating profit                           6,840     12,380      9,625
Interest expense                          (3,438)    (2,357)    (2,300)
Interest income                               24         46         13
Other income, net                              9         24          5

Income before income taxes                 3,435     10,093      7,343
Provision for income taxes                 1,391      3,936      2,863

Net income                             $   2,044      6,157      4,480

Earnings per share:
 Basic                                 $     .61       1.79       1.30
 Diluted                               $     .61       1.78       1.28


Number of shares used in computing:
 Basic earnings per share                  3,334      3,444      3,452

 Diluted earnings per share                3,348      3,468      3,496

See accompanying notes.

Consolidated Balance Sheet  September 30
(Dollars in thousands)
                                                            2000      1999
Assets
Current assets:
  Cash and cash equivalents                              $    633      2,593
  Accounts receivable, less allowance for doubtful
   accounts of $869 ($284 in 1999) (including
   related party of $233 and $399)                         10,770      8,451
  Inventory of parts and supplies                             650        503
  Prepaid expenses and other                                3,036      2,614
          Total current assets                             15,089     14,161
Other assets:
  Real estate held for investment, at cost                  5,216      5,674
  Goodwill, at cost less amortization of $443
   ($403 in 1999)                                           1,167      1,207
  Other                                                     2,513      2,244
          Total other assets                                8,896      9,125
Property, plant and equipment, at cost:
  Land                                                     60,886     56,937
  Buildings                                                44,213     35,971
  Plant and equipment                                      70,161     67,677
  Construction in progress                                  9,323     12,162
                                                          184,583    172,747
  Less accumulated depreciation and depletion              60,557     57,378
          Net property, plant and equipment               124,026    115,369
                                                         $148,011    138,655
Liabilities and Stockholders' Equity
Current liabilities:
  Short-term note payable to bank                         $ 5,600      3,000
  Accounts payable (including related party of
   $569 and $166)                                           5,572      5,565
  Federal and state income taxes                            1,162        499
  Accrued liabilities:
    Payroll and benefits                                    1,670      1,415
    Taxes                                                   1,040        604
    Interest                                                  154        193
    Insurance reserves                                      1,504      1,654
  Long-term debt due within one year                          796        625
           Total current liabilities                       17,498     13,555
Long-term debt                                             42,015     37,936
Deferred income taxes                                       8,628      8,820
Accrued insurance reserves                                  4,884      4,644
Other liabilities                                           1,173      1,008
Commitments and contingent liabilities (Notes 11 and 12)
Stockholders' equity:
  Preferred stock, no par value;
      5,000,000 shares authorized                               -          -
  Common stock, $.10 par value;
     25,000,000 shares authorized; 3,346,351
     shares issued and outstanding
     (3,375,817 shares in 1999)                                335        338
  Capital in excess of par value                           14,740     15,660
  Retained earnings                                        58,738     56,694
         Total stockholders' equity                        73,813     72,692
                                                         $148,011    138,655
See accompanying notes.
Consolidated Statement of Cash Flows  Years ended September 30
(Dollars in thousands)

Cash flows from operating activities:                2000     1999    1998
  Net income                                      $  2,044    6,157   4,480
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization       11,144   10,065   9,146
     Net changes in operating assets and liabilities:
       Accounts receivable                          (3,177)  (1,953)   (993)
       Inventory of parts and supplies                (147)      49     (83)
       Prepaid expenses                               (423)    (265)   (228)
     Accounts payable and accrued liabilities        1,219    2,659     492
     Increase in deferred income taxes                (238)   1,089     620
     Net change in insurance reserves and other
      liabilities                                      405      876     879
     Gain on sale of real estate, plant and
      equipment                                     (2,220)  (3,638)   (778)
     Other, net                                        959       (7)     22

Net cash provided by operating activities            9,566   15,032  13,557

Cash flows from investing activities:
  Purchase of property, plant and equipment        (21,041) (20,475)(15,323)
  Purchase of real estate held for investment            -     (315)      -
  Additions to other assets                            (777)    (737)  (451)
  Proceeds from the sale of real estate held for
   investment, property, plant and equipment, and
   other assets                                      4,365    4,781   1,542

Net cash used in investing activities              (17,453) (16,746)(14,232)

Cash flows from financing activities:
  Proceeds from long-term debt                       5,000    5,000   3,200
  Net increase (decrease) in short-term debt         2,600    1,400  (2,400)
  Repayment of long-term debt                         (750)    (535)   (432)
  Exercise of employee stock options                   545        -     574
  Repurchase of Company stock                       (1,468)  (2,221)    (33)

Net cash provided by financing activities            5,927    3,644     909

Net increase (decrease) in cash and cash equivalents(1,960)   1,930     234
Cash and cash equivalents at beginning of year       2,593      663     429

Cash and cash equivalents at end of year          $    633    2,593     663

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized  $  3,477    2,340   2,288
     Income taxes                                 $    920    3,459   1,759
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                  $    820      620     767
       Other assets                               $      -        -   3,811
       Issuance of debt                           $      -      264       -

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents.

See accompanying notes.
Consolidated Statement of Stockholders' Equity  Years ended September 30

(Dollars in thousands)

                                                      Capital in
                                     Common Stock      Excess of     Retained
                                    Shares   Amount    Par Value     Earnings



Balance at September 30, 1997       3,439,235  $344      17,333       46,057

Shares purchased and canceled          (1,010)    -         (33)           -
Exercise of stock options              30,000     3         571            -
Net income                                  -     -           -        4,480

Balance at September 30, 1998       3,468,225   347      17,871       50,537
Shares purchased and canceled         (92,408)   (9)     (2,211)           -
Net income                                  -     -           -        6,157

Balance at September 30, 1999       3,375,817   338      15,660       56,694
Shares purchased and canceled         (69,466)   (7)     (1,461)           -
Exercise of stock options              40,000     4         541            -
Net income                                  -     -           -        2,044
Balance at September 30, 2000       3,346,351  $335      14,740       58,738


See accompanying notes.

Notes to Consolidated Financial Statements

1. Accounting policies. CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.

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

   Sales of real estate are recognized when the collection of the sales price is reasonably assured and when the Company has fulfilled its obligation which is typically as of the closing date.

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

   NEW ACCOUNTING REQUIREMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for
fiscal years beginning after June 15, 1999.   In June 1999, the FASB issued
SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date SFAS No. 133" which deferred the effective date to
fiscal years beginning after June 15, 2000.   SFAS 133 requires companies to
record derivatives on the balance sheet as assets and liabilities, measured
at fair value.   Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and
whether it qualifies for hedge accounting.   The Company will adopt this
statement effective October 1, 2000 and it will have no impact.

2. Transactions with related parties. As of September 30, 2000 six of the Company's directors were also directors of Florida Rock Industries, Inc. ("FRI"). Such directors own approximately 30% of the stock of FRI and 44% of the stock of the Company. Accordingly, FRI and the Company are considered related parties.

   The Company, through its transportation subsidiaries, hauls construction aggregates for FRI and customers of FRI. It also hauls diesel fuel and other supplies for FRI. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties and provide construction management services to FRI.

A summary of revenues derived from FRI follows (in thousands):
                                    2000           1999         1998

Transportation                    $1,202            931          839
Real estate                        5,976          6,068        5,417
                                  $7,178          6,999        6,256

   Prior to October 1, 1999, FRI furnished certain management and related services, including financial, tax, legal, administrative, accounting and computer to the Company and its subsidiaries under an agreement expiring
September 30, 2000.   Effective October 1, 1999, the Company and FRI agreed
to amend the agreement.   Under the amended agreement, Patriot assumed
responsibility for accounting, credit and certain computer functions.
Charges for services provided by FRI were $582,000 in 2000, $1,656,000 in 1999 and $1,515,000 in 1998.

3. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):

                                        2000       1999
Revolving credit (unsecured)          $20,000     20,000
6.9% to 9.5% mortgage notes payable
  in installments through 2015         22,811     18,561
                                       42,811     38,561
Less portion due within one year          796        625
                                      $42,015     37,936

     The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 2000 is: 2001 - $796,000; 2002 - $862,000; 2003 - $933,000; 2004 - $1,010,000; 2005-$1,030,000; 2006 and
subsequent years - $18,180,000.

     The Company has a revolving credit agreement as amended on October 31, 2000 under which it may borrow from three banks up to $34,000,000 on term loans payable 25% on November 15, 2002 and the balance on November 15, 2003. Interest is payable at SunTrust Bank, Central Florida, N.A.'s prime rate until November 15, 2001, and at 1/4 of 1% above such prime rate thereafter. Alternative interest rates based on the London interbank rate and/or the reserve-adjusted certificate of deposit rate are available at the Company's option. A commitment fee of 1/4 of 1% is payable on the unused amount of the commitment until November 15, 2001.

     The revolving credit agreement contains restrictive covenants, including limitations on paying cash dividends. As of September 30, 2000 $14,924,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

     The mortgage notes payable are collateralized by real estate having a carrying value of approximately $26,778,000 at September 30, 2000.

     Certain properties having a carrying value at September 30, 2000 of $1,118,000 were encumbered by industrial revenue bonds which are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property) and further has agreed to indemnify and hold harmless the Company.

     The Company also has short-term lines of credit totaling $15,000,000 from two banks. At September 30, 2000, $5,600,000 was borrowed. Under these lines the Company can borrow funds for a period from one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates of such borrowings on September 30, 2000 and 1999 were 7.2% and 5.6%, respectively.

     During fiscal 2000, 1999 and 1998 the Company capitalized interest cost of $279,000, $315,000 and $331,000, respectively.

4. Leases. At September 30, 2000, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property            $ 42,272
Commercial property                           54,487
Land and other property                       13,110
                                             109,869
Less accumulated depreciation and depletion   25,936
                                            $ 83,933

     The minimum future rentals on noncancelable operating leases as of September 30, 2000 are as follows: 2001 - $6,541,000; 2002 - $6,173,000; 2003
- $5,739,000; 2004 - $5,301,000; 2005 - $4,424,000; 2006 and subsequent years
$16,455,000.

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

6. Stock option plan. The Company has a Stock Option Plan under which options for shares of common stock may be granted to directors, officers and key employees. At September 30, 2000 the number of shares available for issuance is 560,400 shares.

     Option transactions for the fiscal years ended September 30 are summarized as follows:

                       2000                1999                 1998
                            Average            Average             Average
                   Options  Price(1)  Options  Price(1)   Options  Price(1)
Shares under option:
  Beginning of year 144,600  17.62    120,000    16.31      150,000  15.25
  Issued                  -      -     24,600    24.00            -      -
  Cancelled          (2,000) 24.00          -        -            -      -
  Exercised         (40,000) 13.63          -        -      (30,000) 11.00

  End of year       102,600  19.05    144,600    17.62      120,000  16.31

Options exercisable
 at end of year      84,520           109,000                98,000

(1) Weighted average exercise price

The following table summarizes information concerning stock options outstanding at September 30, 2000:
                          Options           Options        Weighted-Average
   Exercise Price        Outstanding        Exercisable     Remaining Life

       17.25               15,000              15,000          4.2 years
       17.75               65,000              65,000          4.1 years
       24.00               22,600               4,520          8.2 years

Remaining non-exercisable options as of September 30, 2000 become exercisable 4,520 shares each year through 2004.

     The options expire ten years from the date of grant and become exercisable in cumulative installments of 20% to 33% each year after a one year waiting period from date of grant.

     If compensation cost for stock option grants had been determined based on the Black-Scholes option pricing model value at the grant date for the awards granted subsequent to October 1, 1996 consistent with the provisions of SFAS No. 123, the Company's 2000 net income, basic and diluted earnings per share would have been $2,001,000, $.60 and $.60, respectively, and 1999 net income, basic and diluted earnings per share would have been $6,121,000, $1.78
and $1.76, respectively.   The SFAS 123 method has not been applied to options
granted prior to October 1, 1996, and the pro forma compensation expense may
not be indicative of pro forma expense in future years.   The fair value of
options granted in 1999 was estimated to be $14.40 on the date of grant using the following assumptions; no dividends yield, expected volatility of 54.8%, risk-free interest rates of 4.3% and expected lives of 7 years.

7. Income taxes. The provision for income taxes for fiscal years ended September 30 consists of the following (in thousands):

                              2000       1999            1998
Current:
  Federal                   $1,399         2,445             1,914
  State                        236           402               329
                             1,635         2,847             2,243
Deferred                      (244)        1,089               620
  Total                     $1,391         3,936             2,863


  A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

                                           2000        1999        1998
Amount computed at statutory
  Federal rate                            $1,168     3,432        2,497
State income taxes (net of Federal
  income tax benefit)                        135       370          277
Other, net                                    88       134           89
Provision for income taxes                $1,391     3,936        2,863

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30, are presented below:

                                           2000        1999
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment                    $10,333     10,241
 Depletion                                   592        630
 Prepaid expenses                          1,079        980
  Gross deferred tax liabilities          12,004     11,851
Deferred tax assets:
 Insurance reserves                        2,168      2,107
 Other, net                                  972        641
  Gross deferred tax assets                3,140      2,748
Net deferred tax liability               $ 8,864      9,103

8. Employee benefits. The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plan, an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company may make an annual contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company's cost was $433,000 in 2000, $458,000 in 1999 and $429,000 in 1998.

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

     The following table sets forth the plan's status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):

                                     2000          1999
Change in benefit obligation
   Balance beginning of year            $ 449          471
   Service cost                            23           30
   Interest cost                           26           29
   Plan participants contribution          16            -
   Actuarial gain                        (109)         (76)
   Benefits paid                          (25)          (5)
   Balance end of year                  $ 380          449

 Change in plan assets
   Balance beginning of year            $   0            0
   Employer contributions                   9            5
   Plan participants contribution          16            -
   Benefits paid                          (25)          (5)
   Balance end of year                  $   0            0

Funded status                        $(380)        (449)
Unrecognized net gain                    (224)        (136)
Unrecognized prior service cost             -            -

Accrued postretirement benefit costs    $(604)        (585)

Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):
                                           2000         1999       1998
Service cost of benefits earned during
 the period                               $  23          30          33
Interest cost on APBO                        26          29          30
Net amortization and deferral               (20)        (23)        (62)
Net periodic postretirement benefit
 cost                                     $  29          36           1

  The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.75% for 2000 and 7.25% for 1999 and 1998.

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

The Company has identified two business segments each of which is managed
separately along product lines.   The Company's operations are substantially in
the Southeastern and Mid-Atlantic states.

The transportation segment hauls liquid and dry commodities by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. They also hold certain other real estate for investment and are developing commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):
                                           2000           1999      1998
Revenues:
  Transportation                        $ 80,152       67,048      64,014
  Real estate (a)                         13,710       14,971       9,960
                                        $ 93,862       82,019      73,974

Operating profit(b):
  Transportation                        $    118        3,589       4,371
  Real estate (a)                          8,258       10,177       6,357
  Corporate expenses                      (1,536)      (1,386)     (1,103)
  Operating profit                      $  6,840       12,380       9,625

Capital expenditures:
  Transportation                        $ 12,091       12,010       8,368
  Real estate                              9,762        9,344      11,504
  Other                                        8            5          29
                                        $ 21,861       21,359      19,901

Depreciation, depletion and
amortization:
  Transportation                        $  8,191        7,398       6,740
  Real estate                              2,897        2,612       2,356
  Other                                       56           55          50
                                        $ 11,144       10,065       9,146

Identifiable assets at September 30:
  Transportation                        $ 54,836       49,816      43,976
  Real estate                             92,166       85,720      78,807
  Cash items                                 633        2,593         663
  Unallocated corporate assets               376          526         519
                                        $148,011      138,655     123,965

(a) Fiscal 2000, 1999 and 1998 includes revenue of $2,260,000, $3,788,000 and
$426,000 and operating profit of $1,533,000, $3,236,000 and $358,000, respectively, from the sale of real estate.

(b) Operating profit is earnings before interest expense, other income, interest income and income taxes.

10. Fair values of financial instruments. At September 30, 2000 and 1999, the carrying amount reported in the balance sheet for cash and cash equivalents, short-term notes payable to bank and revolving credit approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2000 the carrying amount and fair value of such other long-term debt was $22,811,000 and $22,555,000, respectively. At September 30, 1999 the carrying amount and fair value of such other long-term debt was $18,562,000 and $18,033,000, respectively.

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

    One of the Company's subsidiaries is potentially a responsible party in connection with a Superfund Site. It is the policy of the Company to accrue environmental contamination cleanup costs when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. The Company has made an estimate of its likely costs in connection with this site and a liability has been recorded. Such liability is not material to the financial statements of the Company.

12. Commitments. At September 30, 2000, the Company had entered into various contracts to purchase and develop real estate and to purchase computer software with remaining commitments totaling $3,192,000 and $69,000, respectively.

13. Spin-off of real estate business.   On August 2, 2000, the Board of
Directors approved a resolution to delay consummation of the previously approved reorganization of the Company until some date beyond July 1, 2001. The
reorganization will require reauthorization by the Board.   The reorganization
would result in spinning off to its shareholders a new company which would include the real estate business, while retaining the transportation business
in Patriot Transportation Holding, Inc.   The Company has obtained a tax ruling
from the Internal Revenue Service that confirms that the proposed transaction
will be tax-free to shareholders.   Management has recommended delaying the
spin-off due to the turbulent conditions in the trucking industry and the need
to complete an internal information system for its Transportation Group.   The
Company also wants to provide additional time for development of its new agent/owner-operator subsidiary. For information concerning selected information concerning the real estate business, see Note 9.

Independent Auditors' Report

To the Board of Directors and Stockholders
Patriot Transportation Holding, Inc.

We have audited the accompanying consolidated balance sheets of Patriot Transportation Holding, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Patriot Transportation Holding, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 8, 2000

Directors and Officers

Directors

John E. Anderson (1)
President and Chief Executive
Officer of the Company

Edward L. Baker (1)
Chairman of the Board of the Company

John D. Baker II (1)
President and Chief Executive
Officer of Florida Rock Industries,
Inc.

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

Luke E. Fichthorn III (2)
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Francis X. Knott (2)
Chief Executive Officer of
Partners Realty Trust, Inc.

Radford D. Lovett (2)(3)
Chairman of the Board of
Commodores Point Terminal Corp.

Robert H. Paul III (3)
Chairman of the Board, President
and Chief Executive Officer of
Southeast-Atlantic Beverage Corporation




James B. Shephard
Vice President and Secretary
of the Company

Martin E. Stein Jr. (3)
Chairman and Chief Executive Officer of
Regency Realty Corporation

James H. Winston (2)
President of LPMC of Jax, Inc.
and President of
Omega Insurance Company
________________
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

Officers

Edward L. Baker
Chairman of the Board

John E. Anderson
President and Chief Executive Officer

James B.Shephard
Vice President and Secretary

David H. deVilliers Jr.
Vice President
President, FRP Development Corp.,
the Company's northern real estate
operations

James J. Gilstrap
Treasurer and Chief Financial Officer

Wallace A. Patzke Jr.
Controller and Chief Accounting Officer

Patriot Transportation Holding, Inc.

General Office:  1801 Art Museum Drive
Jacksonville, Florida  32207
Telephone:  (904) 396-5733


Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 2 p.m. local time, on Wednesday, February 7, 2001, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent

First Union Customer Information Center
Corporate Trust Client Services NC-1153
1525 West W. T. Harris Boulevard - 3C3
Charlotte, NC  28288-1153

Telephone:  1-800-829-8432

General Counsel

Lewis S. Lee, Esquire
McGuireWoods LLP
Jacksonville, Florida

Independent Auditors

Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market
(Symbol: PATR)

Form 10-K


Stockholders may receive without charge a copy of Patriot Transporation Holding, Inc.'s annual report to the Securities and Exchange Commission on Form 10-K by writing to the Treasurer at P.O. Box 4667, Jacksonville, Florida 32201.