Form 10-Q
period 2000-12-31
FRP PROPERTIES INC
filed 2001-02-07
CIK 844059

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2001: 3,145,566 shares of $.10 par value common stock.

                      PATRIOT TRANSPORTATION HOLDING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                          December 31,     September 30,
                                              2000             2000
ASSETS
Current assets:
 Cash and cash equivalents                  $    817         $    633
 Accounts receivable:
  Affiliates                                     353              233
  Other                                       11,895           11,406
 Less allowance for doubtful accounts           (708)            (869)
 Inventory of parts and supplies                 684              650
 Prepaid expenses and other                    3,711            3,036
  Total current assets                        16,752           15,089
Other assets:
 Real estate held for investment, at cost      5,086            5,216
 Goodwill                                      1,157            1,167
 Other                                         2,542            2,513
  Total other assets                           8,785            8,896
Property, plant and equipment, at cost       187,538          184,583
Less accumulated depreciation and
 depletion                                   (62,829)         (60,557)
  Net property, plant and equipment          124,709          124,026
                                            $150,246         $148,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  4,700         $  5,600
 Accounts payable:
  Affiliates                                     181              569
  Other                                        4,257            5,003
 Federal and state income taxes                1,867            1,162
 Accrued liabilities                           4,032            4,368
 Long-term debt due within one year              920              796
  Total current liabilities                   15,957           17,498
Long-term debt                                46,853           42,015
Deferred income taxes                          8,628            8,628
Accrued insurance reserves                     4,884            4,884
Other liabilities                              1,179            1,173

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,151,566 shares issued
  (3,346,351 at September 30, 2000)              315              335
 Capital in excess of par value               11,563           14,740
 Retained earnings                            60,867           58,738
  Total stockholders' equity                  72,745           73,813
                                            $150,246         $148,011
See accompanying notes.

                    PATRIOT TRANSPORTATION HOLDING, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)


                                                     THREE MONTHS
                                                  ENDED DECEMBER 31,
                                                  2000       1999
Revenues:
  Affiliates                                     $ 4,468      1,616
  Non-affiliates                                  26,232     18,534
                                                  30,700     20,150

Cost of operations                                23,692     16,543

Gross profit                                       7,008      3,607

Selling, general and
 administrative expense:
  Affiliates                                         132        207
  Non-affiliates                                   2,410      1,755
                                                   2,542      1,962

Operating profit                                   4,466      1,645

Interest expense                                    (923)      (745)
Interest income                                        5          2

Income before income taxes                         3,548        902
Provision for income taxes                         1,419        352

Net income                                       $ 2,129     $  550

Basic earnings per
 common share                                    $   .66        .16

Diluted earnings per
 common share                                    $   .66        .16

Cash dividends                                      NONE       NONE

Number of shares used in computing:
 Basic earnings per share                          3,205      3,366

 Diluted earnings per share                        3,205      3,387

See accompanying notes.








                       PATRIOT TRANSPORTATION HOLDING, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                              (In thousands)
                                    (Unaudited)
                                                             2000       1999
Cash flows from operating activities:
 Net income                                                 $2,129        550
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Depreciation, depletion and amortization                  2,881      2,642
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (789)    (1,126)
    Inventory of parts and supplies                            (34)      (112)
    Prepaid expenses                                          (675)      (110)
    Accounts payable and accrued liabilities                  (766)      (644)
   Net change in insurance reserve and other
    liabilities                                                  7         26
   Gain on disposition of real estate, plant
     and equipment                                          (2,048)      (252)
   Other, net                                                   31         14
Net cash provided from operating activities                    736        988

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (4,058)    (6,781)
 Additions to other assets                                    (106)      (183)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets            2,747        338
Net cash used in investing activities                       (1,417)    (6,626)

Cash flows from financing activities:
 Proceeds from long-term debt                                5,140      5,000
 Net increase in short-term debt                              (900)     1,600
 Repayment of debt                                            (178)      (147)
 Repurchase of Company stock                                (3,197)      (269)

Net cash provided from financing activities                    865      6,184

Net increase in cash and cash equivalents                      184        546
Cash and cash equivalents at beginning of year                 633      2,593
Cash and cash equivalents at end of the period              $  817      3,139

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $  920        722
 Income taxes                                               $  715        131
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $    -          6


See accompanying notes.

              PATRIOT TRANSPORTATION HOLDING, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000
                           (Unaudited)

(1) Basis of Presentation. The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Patriot Transportation Holding, Inc. for the year ended September 30, 2000.

(2) Industry Segments. The Company has identified two business segments each of which is managed separately along product lines.
All the Company's operations are in the United States.

The transportation segment hauls liquid and dry commodities by
motor carrier.   The real estate segment owns real estate of
which a substantial portion is under mining royalty agreements or
leased.   They also hold certain other real estate for investment
and are developing commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                   Three Months Ended
                                      December 31

                                   2000           1999
Revenues:
   Transportation                $ 24,940         17,523
   Real estate                      5,760          2,627
                                 $ 30,700         20,150
Operating profit
   Transportation                $    904            561
   Real estate                      3,955          1,455
   Corporate expenses                (393)          (371)
   Operating profit              $  4,466          1,645

Identifiable assets, at
quarter end
   Transportation                $ 54,574         53,735
   Real estate                     94,347         89,411
   Cash items                         817          1,117
   Unallocated corporate assets       508            509
                                 $150,246        144,772

(3)  Spin-off of Real Estate Business.   On August 2, 2000, the
Board of Directors approved a resolution to delay consummation of the previously approved reorganization of the Company until some
date beyond July 1, 2001.   The reorganization will require
reauthorization by the Board.   The reorganization would result
in spinning off to its shareholders a new company which would include the real estate business, while retaining the transportation business in Patriot Transportation Holding, Inc.
 The Company has obtained a tax ruling from the Internal Revenue Service that confirms that the proposed transaction will be tax-free
to the shareholders.   Management has recommended delaying
the spin-off due to the turbulent conditions in the trucking industry and the need to complete separate internal information
systems for its Transportation and Real Estate Groups.   The
Company also wants to provide additional time for development of
its new agent/owner-operator subsidiary.   For information
concerning selected information concerning real estate business, see Note 2.

(4) Related Party Transaction. In November 2000, the Company sold two parcels of land to Florida Rock Industries, Inc., an affiliate for $2,607,000 and recognized a pre-tax gain of
$2,034,000.   The transaction including the purchase price were
reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.

(5) Contingent Liabilities. The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 11 to the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the first fiscal quarter, ending December 31, 2000, consolidated revenues increased 52.4% to $30,770,000 from $20,150,000 last year. The Transportation Group revenues for the first quarter increased 42.3% to $24,940,000 from $17,523,000 last year as a result of a 30% increase in miles hauled and a modest increase in pricing over the same quarter last year. Three-fourths of the increase in miles hauled resulted from growth at the Company's new third-party agent/owner-operator subsidiary which started operations in December 1999. Most of the balance of the increase in miles hauled came from growth in the tank line operations which also benefited from modest price increases. Real estate revenues for the first quarter of fiscal 2001 were $5,760,000, an increase of $3,133,000 from the same quarter last year primarily as a result of property sales of $2,607,000. The Company did not have any property sales during the first quarter of fiscal 2000.

Consolidated gross profit increased $3,401,000 to $7,008,000 for the first fiscal quarter of 2001 due to gross profit from property sales of $2,034,000, an increase in the Transportation Group's gross profit and an
increase in the real estate operations.   The Transportation Group's gross
profit for the first quarter of fiscal 2001 was $3,048,000, an increase of
42% over the same quarter last year.   This increase was primarily
attributed to the increased miles and improved gross margins and fuel surcharges in the tank line business along with gross profits generated by
the new transportation subsidiary.   The Real Estate Group's gross profit
excluding property sales increased 32% from the same quarter last year to $1,926,000 as a result of increased royalties from the mining properties and increased rentals from additional developed properties.

Administrative expense for the quarter increased to $2,542,000 from
$1,962,000 in the same quarter last year.   This increase is primarily due
to additional administrative support for the start up the new transportation subsidiary which began operations at the end of the first quarter last year. Costs have also increased as the Company began establishing its own in-house information technology resources. Administrative expense as a percentage of consolidated revenues, excluding property sales, was 9% compared to 9.7% in the same quarter last year.

Interest expense increased 23.9% to $923,000 from $745,000 last year, due to an increase in the average debt outstanding and an increase in average interest rate.

Income tax expense was $1,419,000 as compared to $352,000 last year
primarily as a result of higher income before tax.   Income tax expense was
40% of income before income taxes as compared to 39% last year.

Summary and Outlook

A deteriorating economy will accentuate challenges already faced by the
U.S. domestic trucking industry.   While labor markets loosen somewhat and
driver hiring becomes less of an obstacle, freight demand is slowing markedly, risk insurance markets remain challenging and fuel pricing
continues as a critical issue.   Corresponding softening within the
national manufacturing and distribution sectors could result in decreased
demand for flexible warehouse office capacities.   While the Company's
growth objectives remain unchanged for both Transportation and Real Estate, a slowing national economic picture could result in reduced progress until firming occurs.

Financial Condition

For the first quarter of fiscal 2001, net cash flows from operating activities were $736,000 which along with issuing long-term debt and sales of real estate funded the Company's purchase of additional property, plant and equipment of $4,058,000 and repurchase of 195,785 shares of common stock for $3,197,000. For the first quarter of fiscal 2000, net cash flows from operating activities were $988,000 which along with issuing addition long and short term debt funded the Company's investing activities of $6,626,000 and repurchase of common stock of $269,000.

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements. The Company's revolving credit facility will convert to a term loan on November 15, 2001 if not modified before then. The Company will be evaluating and discussing its long-term credit needs with its bank group and anticipates it will be extended or modified before it converts to a term loan.


Other

During fiscal 2000, the transportation segment's ten largest customers accounted for approximately 36% of transportation's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenue and income.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 11 to the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference.

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from
those indicated by such forward-looking statements.   These forward-looking
statements relate to, among other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the
Company intends" and similar words or phrases.   The following factors are
among the principal factors that could cause actual results to differ materially from the forward-looking statements: deteriorating economy; availability and terms of financing; competition; labor market for drivers; freight demand; risk insurance markets; demand for flexible warehouse office capacities; national economic picture; fuel costs; and inflation.

Quantitative and Qualitative Disclosure About Market Risks. There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2000 on this matter.

                       PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 11 to the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 10.

(b) Reports on Form 8-K. During the three months ended December 31, 2000, no reports on Form 8-K were filed by the Company.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2001                     PATRIOT TRANSPORTATION HOLDING, INC.



                                     John E. Anderson
                                     President and Chief Executive
                                       Officer




                                     Ray M. Van Landingham
                                       Vice President Finance &
                                       Administration and Chief
                                       Financial Officer

                      PATRIOT TRANSPORTATION HOLDING, INC.
            FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000
                              EXHIBIT INDEX

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

(4)(c)(2) Second Amendment dated as of October 31, 2000 to the Credit Agreement dated as of November 15, 1995. File No. 33-26115.

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

(10)(I)(3) Patriot Transportation Holding, Inc. 2000 Stock Option Plan. Previously filed as an appendix to the Company's
               Proxy Statement dated December 15, 1999.   File No.
               33-26115.

(11)           Computation of Earnings Per Common Share.

(27)           Financial Data Schedule

(99) Note 11 of the Notes to Financial Statements included in the Company's Form 10-K for the year ended September 30, 2000.