Form 10-Q
period 2001-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2001-05-09
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001 3,140,066 shares of $.10 par value common stock.

                      PATRIOT TRANSPORTATION HOLDINGS, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                    (In thousands)
                                      (Unaudited)
                                            March 31,      September 30,
                                              2001             2000
ASSETS
Current assets:
 Cash and cash equivalents                  $    375              633
 Accounts receivable:
  Affiliates                                     406              233
  Other                                       14,434           11,406
 Less allowance for doubtful accounts         (1,195)            (869)
 Inventory of parts and supplies                 677              650
 Prepaid expenses and other                    3,354            3,036
  Total current assets                        18,051           15,089
Other assets:
 Real estate held for investment, at cost      5,086            5,216
 Goodwill                                      1,147            1,167
 Other                                         2,629            2,513
  Total other assets                           8,862            8,896
Property, plant and equipment, at cost       188,224          184,583
Less accumulated depreciation and
 depletion                                   (64,640)         (60,557)
  Net property, plant and equipment          123,584          124,026
                                            $150,497          148,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  7,800            5,600
 Accounts payable:
  Affiliates                                      55              569
  Other                                        2,771            5,003
 Federal and state income taxes                  271            1,162
 Accrued liabilities                           4,077            4,368
 Long-term debt due within one year              936              796
  Total current liabilities                   15,910           17,498
Long-term debt                                46,629           42,015
Deferred income taxes                          8,529            8,628
Accrued insurance reserves                     4,884            4,884
Other liabilities                              1,258            1,173

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,140,066 shares issued
  (3,346,351 at September 30, 2000)              314              335
 Capital in excess of par value               11,356           14,740
 Retained earnings                            61,617           58,738
  Total stockholders' equity                  73,287           73,813
                                            $150,497          148,011
See accompanying notes.


                      PATRIOT TRANSPORTATION HOLDING, INC.
                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)


                                THREE MONTHS               SIX MONTHS
                               ENDED MARCH 31,           ENDED MARCH 31,
                                2001       2000           2001      2000
Revenues:
  Affiliates                 $ 2,171      1,767          6,639     3,383
  Non-affiliates              29,221     19,799         55,453    38,333
                              31,392     21,566         62,092    41,716

Cost of operations            25,840     17,747         49,532    34,290

Gross profit                   5,552      3,819         12,560     7,426

Selling, general and
 administrative expense:
  Affiliates                     132         79            264       286
  Non-affiliates               3,308      2,085          5,718     3,840
                               3,440      2,164          5,982     4,126

Operating profit               2,112      1,655          6,578     3,300

Interest expense                (868)      (849)        (1,791)   (1,594)
Interest income                    7         13             12        15
Other income, net                 (1)        (1)            (1)       (1)

Income before income taxes     1,250        818          4,798     1,720
Provision for income taxes       500        319          1,919       671

Net income                   $   750        499          2,879     1,049

Basic earnings per
 common share                $   .24        .15            .91       .31

Diluted earnings per
 common share                $   .24        .15            .91       .31


Number of shares used in computing:
 Basic earnings per share      3,144      3,340          3,175     3,371

 Diluted earnings per share    3,147      3,361          3,175     3,393

See accompanying notes.





                        PATRIOT TRANSPORTATION HOLDING INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
	  SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (In thousands)
                                    (Unaudited)
                                                             2001       2000
Cash flows from operating activities:
 Net income                                                 $2,879      1,049
 Adjustments to reconcile net income to net cash
  provided from (used in) operating activities:
   Depreciation, depletion and amortization                  5,757      5,464
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (3,544)    (2,188)
    Inventory of parts and supplies                            (27)      (131)
    Prepaid expenses                                          (318)       (31)
    Accounts payable and accrued liabilities                (3,963)    (2,451)
   Increase(decrease) in deferred income taxes                 (65)        20
   Net change in insurance reserve and other
    liabilities                                                 86         15
   Gain on disposition of real estate, property,
     plant and equipment                                    (2,165)      (563)
   Other, net                                                  686         (5)
Net cash provided from (used in) operating activities         (674)     1,179

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (6,036)   (12,870)
 Additions to other assets                                    (266)      (289)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets            3,168      1,466
Net cash used in investing activities                       (3,134)   (11,693)

Cash flows from financing activities:
 Proceeds from long-term debt                                5,140      5,000
 Net increase in short-term debt                             2,200      4,500
 Repayment of long-term debt                                  (386)      (314)
 Repurchase of Company stock                                (3,404)      (889)

Net cash provided from financing activities                  3,550      8,297

Net increase (decrease) in cash and cash equivalents          (258)    (2,217)
Cash and cash equivalents at beginning of year                 633      2,593
Cash and cash equivalents at end of the period              $  375        376

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $1,791      1,544
 Income taxes                                               $3,535        635
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $    -        254

See accompanying notes.



               PATRIOT TRANSPORTATION HOLDING, INC.
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    MARCH 31, 2001
	(Unaudited)

(1)	Basis of Presentation.  The accompanying consolidated
condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Patriot Transportation Holding, Inc. for the year ended September 30, 2000.

(2) Industry Segments. The Company has identified two business segments, each of which is managed separately along product lines. All the Company's operations are in the United States.

The transportation segment hauls liquid and dry bulk commodities in its tank trucks, building and construction materials on its flatbeds, and a variety of cargo through independent agents and
owner/operators.   The real estate segment owns real estate under
mining royalty agreements, commercial properties leased under rental agreements or in the process of being developed for rental and land held for future appreciation or development, some of which is leased.


Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                         Three Months ended    Six Months ended
                                 March 31,            March 31,
                            2001         2000     2001       2000
Revenues:
   Transportation        $ 27,708      18,407    52,648    35,930
   Real estate              3,684       3,159     9,444     5,786
                         $ 31,392      21,566    62,092    41,716

Operating profit
   Transportation        $    158         407     1,062       968
   Real estate              2,375       1,709     6,330     3,164
   Corporate expenses        (421)       (461)     (814)     (832)
   Operating profit      $  2,112       1,655     6,578     3,300

Identifiable assets, at
 quarter end
   Transportation                                54,362    54,781
   Real estate                                   94,858    89,883
   Cash items                                       375       376
   Unallocated corporate
    assets                                          902       545
                                                150,497   145,585

(3)  Spin-off of Real Estate Business.   On August 2, 2000, the
Board of Directors approved a resolution to delay consummation of the previously approved reorganization of the Company until some date beyond July 1, 2001. The reorganization will require reauthorization by the Board. The reorganization would result in spinning off to its shareholders a new company that would include the real estate business, while retaining the transportation business in Patriot Transportation Holding, Inc. The Company has obtained a tax ruling from the Internal Revenue Service that confirms that the proposed transaction will be tax-free to the
shareholders.   Management has recommended delaying the spin-off
due to the turbulent conditions in the trucking industry and the need to complete separate internal information systems for its
Transportation and Real Estate Groups.   The Company also wants
to provide additional time for development of its agent/owner-
operator subsidiary.   For selected information concerning the
real estate business, see Note 2.

(4)  Related Party Transaction.   In November 2000, the Company
sold two parcels of land to Florida Rock Industries, Inc., an affiliate, for $2,607,000 and recognized a pre-tax gain of
$2,034,000.   The transactions including the purchase price were
reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.

(5) Contingent Liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims that arise in the normal course
of business.   The Company has retained certain self-insurance
risks with respect to losses for third party liability and
property damage.   In the option of management, none of these
matters are expected to have a materially adverse effect on the Company's consolidated financial statements.

One of the Company's subsidiaries is a potentially responsible
party regarding a Superfund Site.   It is the policy of the
Company to accrue environmental contamination cleanup costs when it is probable that a liability has been incurred and the amount
of such liability is reasonably estimable.   The Company has made
an estimate of its likely costs in connection with this site and
a liability has been recorded.   Such liability is not material
to the financial statements of the Company.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Operating Results

For the second quarter and first half of fiscal 2001, consolidated revenues increased $9,826,000 (45.6%) and $20,376,000 (48.8%), respectively, over the same periods last year. The Transportation segment revenues for the second quarter and first half increased $9,301,000 (50.5%) and $16,718,000
(46.5%), respectively, due primarily to a 40.4% and 36.4%, respectively, increase in miles hauled and a modest increase in pricing over the same periods last year. The Company's third-party agent/owner-operator subsidiary, Patriot Transportation, Inc. accounted for 86.3% and 82.4%, respectively, of the increase in miles hauled. The balance of the growth in miles hauled came mainly from the Company's tank line operations which also
benefited from modest price increases.   Real estate revenues
increased $525,000 (16.6%) and $3,658,000 (63.2)% for the second quarter and first half, respectively, to $3,684,000 and $9,444,000, respectively. During the second quarter and first half of fiscal 2001, the Company had revenues from real estate sales of $120,000 and $2,727,000, respectively, as compared to real estate sales of $315,000 for the second quarter and first
half of 2000.   The balance of the increase in real estate
revenues resulted from additional rental income from newly developed commercial properties, rent increases and higher royalties due to increased mining.

Consolidated gross profit increased $1,733,000 or 45.4% for the second quarter and increased $5,134,000 or 69.1% for the first
half as compared to the same periods last year.   Gross profit in
the transportation segment increased $1,070,000 (50.8%) for the second quarter and $1,972,000 (46.4%) for the first half. The increase in gross profit for the transportation segment was primarily attributable to the increase in miles hauled, improved margins due to price increases and improved fuel surcharges in the tank line business along with a modest gross profit generated by the third party business.

Gross profit in the real estate segment increased $664,000 (38.7%) for the second quarter and $3,162,000 (99.6%) for the first half. Gross profit from real estate sales decreased $40,000 in the second quarter and increased $1,944,000 in the first half of this year as compared to the same periods last year. The remainder of the increase in real estate gross profit came from increased royalties from mining properties and additional rental income from newly developed and existing properties.


Selling, general and administrative expense increased $1,276,000 (59.0%) for the second quarter and $1,856,000 (45.0%) for the
first half compared to the same periods last year.   A continuing
adverse economic climate dictated an additional $600,000 increase in the allowance for uncollectible accounts receivable and advances in the third-party transportation subsidiary for the
second quarter.   The balance of the increase was primarily
attributable to administrative support costs for the start up of the new transportation subsidiary, settlement of litigation in the transportation segment and costs associated with establishing in-house information technology resources. Selling, general and administrative expense as a percent of consolidated revenues excluding real estate sales was 11.0% for the second quarter as compared to 10.2% last year and 10.1% for the first half as compared to 10.0% last year.

Interest expense increased $19,000 for the second quarter and increased $197,000 for the first half due to an increase in the average debt outstanding and an increase in average interest rate.

Income tax expense increased $181,000 for the second quarter and
$1,248,000 for the first half of this year as a result of
increased income before income taxes.   Income tax expense is 40%
of income before income tax expense this year as compared to 39% last year.

Summary and Outlook

The Company's two business segments, transportation and real estate, have continued to experience divergent impacts from a
weakened national economy.   Real estate revenues, profits and
growth momentum have all remained strong and encouraging. Transportation, however, continues to be seriously buffeted by adverse factors ranging from high fuel expenses, increased liability insurance costs and deteriorating demand for dry freight at two of its subsidiaries, SunBelt Transport, Inc. and Patriot Transportation, Inc., which is the Company's third-party
transportation business.   Operating challenges throughout
national dry freight markets are creating an increasingly difficult environment for dry freight trucking companies of all sizes. Predictions for sharply increased fuel costs over the summer do not indicate optimism for near-term easing. Therefore, expectations for improvement in the Company's transportation segment must remain cautious until the operating climate begins to brighten.

Financial Condition

For the first half of fiscal 2001, issuance of debt under credit agreements and sales of real estate funded the Company's operating activities, purchase of additional property, plant and equipment of $6,036,000 and repurchase of 206,285 shares of common stock for $3,404,000. For the first half of fiscal 2000, net cash flows from operating activities, sales of real estate and issuance of additional long and short-term debt funded the Company's purchase of $12,870,000 of property, plant and equipment and repurchase of common stock for $889,000.

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital
expenditures and other operating requirements.   The Company's
revolving credit facility will convert to a term loan on November
15, 2001 if not modified before then.   The Company will be
evaluating and discussing its long-term revolving credit needs with its bank group and anticipates its revolving credit facility will be extended or modified before it converts to a term loan.

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

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking
statements.   These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings are among the principal factors that could cause actual results to differ materially from the forward-looking statements: deteriorating economy; availability and terms of financing; competition; freight demand, risk insurance markets; demand for flexible warehouse office capabilities; national economic picture; labor market for drivers; fuel costs; and inflation.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There are no  material changes to the disclosures made in Form
10-K for the fiscal year ended September 30, 2000 with respect to this item.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to the consolidated condensed financial statements included in this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 7, 2001, the Company held its annual shareholders meeting. At the meeting, the stockholders elected the following directors by the vote shown.

                      Term       Votes       Votes        Broker/
                      Ending     For         Withheld     Non-Votes
John E. Anderson       2005      2,860,377     1,244       308,945
David H. deVilliers,Jr.2005      2,776,127    85,494       308,945
Radford D. Lovett      2005      2,860,377     1,244       308,945

The directors whose terms of office as a director has continued after the meeting are Edward L. Baker, John D. Baker, II,
Thompson S. Baker, II, Luke E. Fichthorn, III, Francis X. Knott,
Robert H. Paul III, James B. Shephard, Martin E. Stein, Jr. and
James H. Winston.

The stockholders also voted on a proposal to approve the award of non-discretionary stock options pursuant to each non-employee director of the Company for attendance at each regular Board of
Directors' meeting. The proposal was approved by the vote shown.
                     Votes         Broker/
	For			Against		Withheld  	Non-Votes

	2,363,711		202,993		294,917		308,945

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 11.

(b)	Reports on Form 8-K.  During the three months ended
March 31, 2001, no reports on a Form 8-K were filed by the Company.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2001                 PATRIOT TRANSPORTATION HOLDING, INC.



                                JOHN E. ANDERSON
                                JOHN E. ANDERSON
                                President and Chief Executive
                                 Officer



                                RAY M. VAN LANDINGHAM
                                Ray M. Van Landingham
                                Vice President Finance &
                                 Administration and Chief
                                 Financial Officer



                      PATRIOT TRANSPORTATION HOLDING, INC.
	         FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

	       EXHIBIT INDEX


(3)(a)(1)		Articles of Incorporation of Patriot
Transportation Holding, Inc. Previously filed with Form S-4 dated December 13,
1988. File No. 33-26115.

(3)(a)(2)		Amendment to the Articles of Incorporation
of Patriot Transportation Holding, Inc.
filed with the Secretary of State of
Florida on February 19, 1991. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-
26115.

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
of Patriot Transportation Holding, Inc.
filed with the Secretary of State of
Florida on February 21, 2000. Previously filed with Form 10-Q for the quarter ended
March 31, 2000. File No. 33-26115


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
of Incorporation of Patriot Transportation
Holding, Inc.  Previously filed with Form
S-4 dated December 13, 1988.  And amended
Article III filed with Form 10-K for the fiscal year ended September 30, 1993. And
Articles XIII and XIV previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 33-
026115.

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
2000 to the Credit Agreement dated as of November 15, 1995. Previously filed with
Form 10-Q for the quarter ended December
31, 2000. File No. 33-26115.

(4)(d)		The Company and its consolidated
subsidiaries have other long-term debt
agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.


(4)(e)		Rights Amendment, dated as May 5, 1999
between the Company and First Union
National Bank.   Previously filed as
Exhibit 4 to the Company's Form 8-K dated
May 5, 1999.   File No. 33-26115.


(10)(a)		Various leasebacks and mining royalty
agreements with Florida Rock Industries,
Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated September
1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc.,
successor by merger to Grandin Land, Inc.
(see Exhibit (10)(c)), but all of which
may be material in the aggregate.
Previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986,
from Florida Rock Industries, Inc. to
Florida Rock & Tank Lines, Inc. to use
"Florida Rock" in corporate names.
Previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.


(10)(c)		Mining Lease Agreement, dated September 1,
1986, between Florida Rock Industries,
Inc. and Florida Rock Properties, Inc.,
successor by merger to Grandin Land, Inc.
Previously filed with Form S-4 dated
December 13, 1988. File No. 33-26115.


(10)(d)		Summary of Medical Reimbursement Plan of
Patriot Transportation Holding, Inc.
Previously filed with Form 10-K for the
fiscal year ended September 30, 1993.
File No. 33-26115.

(10)(e)		Split Dollar Agreement dated October 3,
1984, between Edward L. Baker and Florida
Rock Industries, Inc. and assignment of
such agreement, dated January 31, 1986
from  Florida Rock Industries, Inc. to
Florida Rock & Tank Lines, Inc.
Previously filed with Form S-4 dated
December 13, 1988.   File No. 33-26115.

(10)(f)		Summary of Management Incentive
Compensation Plans.  Previously filed with
Form 10-K for the fiscal year ended
September 30, 1994.  File No. 33-26115.


(10)(g)		Management Security Agreements between the
Company and certain officers. Form of
agreement previously filed as Exhibit
(10)(I) with Form S-4 dated December 13,
1988.  File No. 33-26115.

(10)(h)(1)		Patriot Transportation Holding, Inc. 1989
Employee Stock Option Plan. Previously
filed with Form S-4 Dated December 13,
1988.   File No. 33-26115.

(10)(h)(2) 	Patriot Transportation Holding, Inc. 1995
Employee Stock Option Plan. Previously
filed as an appendix to the Company's Proxy
Statement dated December 15, 1994.

(10)(h)(3)		Patriot Transportation Holding, Inc. 2000
Stock Option Plan. Previously filed as an
appendix to the Company's Proxy Statement
dated December 15, 1999.   File No. 33-
26115.

(11)			Computation of Earnings Per Common Share.






                                                                  Exhibit (11)
                         PATRIOT TRANSPORTATION HOLDING, INC.
                      COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (UNAUDITED)

                                         THREE MONTHS            SIX MONTHS
                                        ENDED MARCH 31,        ENDED MARCH 31,
                                       2001      2000        2001        2000

Net income                        $  750,000    499,000   2,879,000  1,049,000

Common shares:

Weighted average shares
 outstanding during the
 period - shares used for
 basic earnings per share         3,144,133  3,339,569   3,174,663   3,371,041

Shares issuable under stock
 options which are poten-
 tially dilutive                      2,717     21,858         325      21,468
Shares used for diluted earnings
 per share                        3,146,850  3,361,427   3,174,988   3,392,509


Basic earnings per
 common share                         $.24        .15          .91         .31

Diluted earnings
 per common share                     $.24        .15          .91         .31







8