Form 10-Q
period 2001-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2001-08-14
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2001 3,140,066 shares of $.10 par value common stock.

                      PATRIOT TRANSPORTATION HOLDING, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                    (In thousands)
                                      (Unaudited)
                                             June 30,      September 30,
                                              2001             2000
ASSETS
Current assets:
 Cash and cash equivalents                  $    386              633
 Accounts receivable:
  Affiliates                                     421              233
  Other                                       11,839           11,406
 Less allowance for doubtful accounts         (1,143)            (869)
 Inventory of parts and supplies                 713              650
 Prepaid expenses and other                    2,766            3,036
  Total current assets                        14,982           15,089
Other assets:
 Real estate held for investment, at cost      5,096            5,216
 Goodwill                                      1,137            1,167
 Other                                         2,835            2,513
  Total other assets                           9,068            8,896
Property, plant and equipment, at cost       192,116          184,583
Less accumulated depreciation and
 depletion                                   (66,527)         (60,557)
  Net property, plant and equipment          125,589          124,026
                                            $149,639          148,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $  5,700            5,600
 Accounts payable:
  Affiliates                                     176              569
  Other                                        2,310            5,003
 Federal and state income taxes                  546            1,162
 Accrued liabilities                           4,335            4,368
 Long-term debt due within one year              958              796
  Total current liabilities                   14,025           17,498
Long-term debt                                46,332           42,015
Deferred income taxes                          8,664            8,628
Accrued insurance reserves                     4,884            4,884
Other liabilities                              1,289            1,173

Stockholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,140,066 shares issued
  (3,346,351 at September 30, 2000)              314              335
 Capital in excess of par value               11,357           14,740
 Retained earnings                            62,774           58,738
  Total stockholders' equity                  74,445           73,813
                                            $149,639          148,011
See accompanying notes.


                      PATRIOT TRANSPORTATION HOLDING, INC.
                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)


                                 THREE MONTHS              NINE MONTHS
                                 ENDED JUNE 30,           ENDED JUNE 30,
                                2001       2000           2001      2000
Revenues:
  Affiliates                 $ 2,247      1,767          8,886     5,150
  Non-affiliates              29,405     22,491         84,858    60,874
                              31,652     24,258         93,744    65,974

Cost of operations            26,414     19,573         75,946    53,863

Gross profit                   5,238      4,685         17,798    12,111

Selling, general and
 administrative expense:
  Affiliates                     132         60            396       346
  Non-affiliates               2,331      2,274          8,049     6,114
                               2,463      2,334          8,445     6,460

Operating profit               2,775      2,351          9,353     5,651

Interest expense                (853)      (944)        (2,644)   (2,538)
Interest income                    6          4             18        19
Other income, net                  1          7              -         6

Income before income taxes     1,929      1,418          6,727     3,138
Provision for income taxes       772        553          2,691     1,224

Net income                   $ 1,157        865          4,036     1,914

Basic earnings per
 common share                $   .37        .26           1.28       .57

Diluted earnings per
 common share                $   .37        .26           1.28       .57


Number of shares used in computing:
 Basic earnings per share      3,140      3,274          3,163     3,339

 Diluted earnings per share    3,145      3,285          3,164     3,357

See accompanying notes.





                        PATRIOT TRANSPORTATION HOLDING INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (In thousands)
                                    (Unaudited)
                                                             2001       2000
Cash flows from operating activities:
 Net income                                                 $4,036      1,914
 Adjustments to reconcile net income to net cash
  provided from (used in) operating activities:
   Depreciation, depletion and amortization                  8,699      8,304
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (1,129)    (3,217)
    Inventory of parts and supplies                            (63)      (115)
    Prepaid expenses                                           270        449
    Accounts payable and accrued liabilities                (3,624)      (935)
   Decrease in deferred income taxes                           (76)      (250)
   Net change in insurance reserve and other
    liabilities                                                117         29
   Gain on disposition of real estate, property,
     plant and equipment                                    (2,927)      (954)
   Other, net                                                  809        382
Net cash provided from operating activities                  6,112      5,607

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (11,604)   (16,834)
 Additions to other assets                                    (551)      (676)
 Purchase of real estate held for investment                   (10)         -
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets            4,631      2,114
Net cash used in investing activities                       (7,534)   (15,396)

Cash flows from financing activities:
 Proceeds from long-term debt                                5,140      5,000
 Net increase in short-term debt                               100      4,900
 Repayment of long-term debt                                  (661)      (576)
 Repurchase of Company stock                                (3,404)      (889)
 Exercise of stock options                                       -        239

Net cash provided from financing activities                  1,175      8,674

Net decrease in cash and cash equivalents                     (247)    (1,115)
Cash and cash equivalents at beginning of year                 633      2,593
Cash and cash equivalents at end of the period              $  386      1,478

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $2,671      2,569
 Income taxes                                               $3,197        790
Non cash investing activities:
 Additions to property, plant and equipment from exchanges  $    -        820

See accompanying notes.



               PATRIOT TRANSPORTATION HOLDING, INC.
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      JUNE 30, 2001
	(Unaudited)

(1)	Basis of Presentation.  The accompanying consolidated
condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. For a discussion of a write-off to be incurred in the fourth quarter of fiscal 2001, see Note 7. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Patriot Transportation Holding, Inc. included in the Company's Form 10-K for the year ended September 30, 2000.

(2) Industry Segments. The Company has identified two business segments, each of which is managed separately along product lines. All the Company's operations are in the United States.

The transportation segment hauls liquid and dry bulk commodities in its tank trucks, building and construction materials on its flatbeds, and other dry freight through independent agents and
owner/operators.   The real estate segment owns real estate under
mining royalty agreements, commercial properties leased under rental agreements or in the process of being developed for rental and land held for future appreciation or development, some of which is leased.


Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                         Three Months ended    Nine Months ended
                                 June 30,            June 30,
                            2001         2000     2001       2000
Revenues:
   Transportation        $ 26,579      21,303    79,228    57,233
   Real estate              5,073       2,955    14,516     8,741
                         $ 31,652      24,258    93,744    65,974

Operating profit
   Transportation        $    222         919     1,284     1,887
   Real estate              2,976       1,756     9,306     4,920
   Corporate expenses        (423)       (324)   (1,237)   (1,156)
   Operating profit      $  2,775       2,351     9,353     5,651

Identifiable assets, at
 quarter end
   Transportation                                51,946    55,979
   Real estate                                   96,316    90,097
   Cash items                                       386     1,478
   Unallocated corporate
    assets                                          991       534
                                                149,639   148,088

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

(6)	Recent Accounting Pronouncements	In June 2001, the FASB
unanimously approved the issuance of two statements, Statement
No. 141, "Business Combinations," (SFAS 141) and Statements No.
142, "Goodwill and Other Intangible Assets," (SFAS 142) that amend APB Opinion No. 16, "Business Combinations," and supercede
APB Opinion No. 17, "Intangible Assets."   The two statements
modify the method of accounting for business combinations entered into after June 30, 2001 and addresses the accounting for intangible assets.

The Company is required to adopt SFAS 142 effective October 1,
2002 but is permitted to early adopt on October 1, 2001.   The
Company is reviewing the Statement to determine the effect on the
Company and whether to early adopt.   Upon adoption, the Company
will no longer be required to amortize goodwill but will be required to annually evaluate goodwill for impairment.

As of June 30, 2001, the Company had goodwill net of amortization
of $1,137,000 that will be subject to the statement.   Goodwill
amortization for the three and nine months ended June 30, 2001 was $10,000 and $30,000, respectively.

(7)  Subsequent Event   On August 10, 2001, the Company announced
that it is discontinuing the operations of its third-party agent/owner-operator subsidiary, Patriot Transportation, Inc., as
rapidly as practicable.   The Company expects the after-tax
results for the fourth quarter of its fiscal year will be negatively impacted by approximately $2,100,000 ($.66 per diluted share) including restructuring charges relating to the shut down
of this subsidiary.   For the third quarter and nine months ended
June 30, 2001 this subsidiary had revenues of $6,470,000 and $18,302,000 respectively and pre-tax losses of $618,000 and
$1,519,000, respectively.   The Company attributed the decision
to close this subsidiary to declining margins from the continuing administrative costs that would be required to support this start-up business, sharply higher liability insurance costs and an adverse economic climate.

In connection with this announcement, James B. Shepherd resigned from the Board of Directors and as Vice President and Secretary of the Company.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Operating Results

For the third quarter and first nine months of fiscal 2001, consolidated revenues increased $7,394,000 (30.5%) and $27,770,000 (42.1%), respectively, over the same periods last year. The Transportation segment revenues for the third quarter and first nine months increased $5,276,000 (24.8%) and $21,995,000 (38.4%), respectively, due primarily to a 20.4% and 31.0%, respectively, increase in miles hauled and a modest increase in pricing over the same periods last year. The Company's third-party agent/owner-operator subsidiary, Patriot Transportation, Inc. accounted for 84.2% and 83.0%, respectively, of the increase in miles hauled. As discussed in Note 7, the Company is discontinuing the operation of this subsidiary. The balance of the growth in miles hauled came mainly from the Company's tank line operations that also benefited from modest
price increases.   Real estate revenues increased $2,118,000
(71.7%) and $5,775,000 (66.1%) for the third quarter and nine months, respectively, to $5,073,000 and $14,516,000, respectively. During the third quarter and nine months of fiscal 2001, the Company had revenues from real estate sales of $1,250,000 and $3,978,000, respectively, as compared to no real estate sales of for the third quarter of 2000 and $315,000 for
the nine months of 2000.   The balance of the increase in real
estate revenues resulted from additional rental income from newly developed commercial properties, rent increases and higher royalties due to increased mining.

Consolidated gross profit increased $553,000 or 11.8% for the third quarter and increased $5,687,000 or 47.0% for the nine
months as compared to the same periods last year.   Gross profit
in the transportation segment decreased $667,000 (22.8%) for the third quarter and increased $1,304,000 (18.2%) for the nine months as compared to the same periods last year. The increase in gross profit for the transportation segment for the nine months was primarily attributable to the increase in miles hauled, improved margins due to price increases and improved fuel surcharges in the tank line business.

Gross profit in the real estate segment increased $1,220,000 (69.3%) for the third quarter and $4,383,000(88.8%) for the nine months. Gross profit from real estate sales increased $732,000 in the third quarter and increased $2,726,000 in the nine months of this year as compared to the same periods last year. The remainder of the increase in real estate gross profit came from increased royalties from mining properties and additional rental income from newly developed and existing properties.


Selling, general and administrative expense increased $129,000 (5.5%) for the third quarter and $1,985,000 (30.7%) for the nine
months compared to the same periods last year.   A continuing
adverse economic climate dictated a $782,000 provision for uncollectible accounts receivable and advances in the transportation group for the nine months, $636,000 of which related to the third-party transportation subsidiary, as compared
to $298,000 for the nine months of last year.   The balance of
the increase was primarily attributable to administrative support costs for the start up of the third-party transportation subsidiary, settlement of litigation in the transportation segment and costs associated with establishing in-house information technology resources.

Interest expense decreased $91,000 for the third quarter due to lower average interest rates partly offset by additional borrowings and increased $106,000 for the first nine months due primarily to an increase in the average debt outstanding.

Income tax expense increased $219,000 for the third quarter and $1,467,000 for the first nine months of this year as a result of
increased income before income taxes.   Income tax expense is 40%
of income before income tax expense this year as compared to 39% last year.

Summary and Outlook

The Company's transportation and real estate groups continue to experience contrasting results. Real estate revenues and profits have remained strong compared to the on-going adverse operating
climate facing the transportation group.   Though freight demand
has recovered somewhat, sharply higher liability insurance costs and continuing driver shortages plague operating margins for the
trucking industry.   The Company's transportation group will
continue to emphasize increases in its freight revenue rates to
offset inflating liability and health insurance costs.   Driver
recruitment and retention will both remain top priorities as
well.   As a result of these conditions, the Company discontinued
its third-party agent/owner operator subsidiary, see Note 7.

Financial Condition

For the first nine months of fiscal 2001, net cash flows from operating activities, issuance of debt under credit agreements and sales of real estate funded the Company's purchase of additional property, plant and equipment of $11,604,000 and repurchase of 206,285 shares of common stock for $3,404,000.
For the nine months of fiscal 2000, net cash flows from operating activities, sales of real estate and issuance of additional long and short-term debt funded the Company's purchase of $16,834,000 of property, plant and equipment and repurchase of common stock for $889,000.

The Company's revolving credit agreement contains restricted covenants, including a limitation on paying dividends and
repurchasing common stock.   As of June 30, 2001, $2,943,000 was
available for payment of dividends and the repurchase of common stock.

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

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking
statements.   These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings are among the principal factors that could cause actual results to differ materially from the forward-looking statements: deteriorating economy; availability and terms of financing; competition; freight demand, risk insurance markets; demand for flexible warehouse office capabilities; national economic picture; labor market for drivers; fuel costs; restructuring charges; costs to shut down and inflation.

However, this list is not a complete statement of all potential
risks or uncertainties.   These forward-looking statements are
made as of the date hereof based on management's current expectations and the Company does not undertake an obligation to update such statements, whether as a result of new information,
future events or otherwise.   Additional information regarding
these and other risk factors may be found in the Company's other filings made from time to time with the Securities and Exchange Commission.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There are no  material changes to the disclosures made in Form
10-K for the fiscal year ended September 30, 2000 with respect to this item.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to the consolidated condensed financial statements included in this Form 10-Q.

Item 5.  Other Events

On August 1, 2001, Radford Lovett resigned as a director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 11.

(b)	Reports on Form 8-K.  During the three months ended
June 30, 2001, no reports on a Form 8-K were filed by the Company.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001              PATRIOT TRANSPORTATION HOLDING, INC.



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
	         FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

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






                                                                  Exhibit (11)
                         PATRIOT TRANSPORTATION HOLDING, INC.
                      COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (UNAUDITED)

                                         THREE MONTHS           NINE MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
                                       2001      2000        2001        2000

Net income                       $1,157,000    865,000   4,036,000   1,914,000

Common shares:

Weighted average shares
 outstanding during the
 period - shares used for
 basic earnings per share         3,140,066  3,274,291   3,163,131   3,338,791

Shares issuable under stock
 options which are poten-
 tially dilutive                      5,155     10,681         429      18,469
Shares used for diluted earnings
 per share                        3,145,221  3,284,972   3,163,560   3,357,260


Basic earnings per
 common share                         $.37        .26         1.28         .57

Diluted earnings
 per common share                     $.37        .26         1.28         .57







6