Form 10-K
period 2001-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2001-12-21
CIK 844059

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2001
	OR
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

At December 3, 2001 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $31,277,898. At such date there were 3,140,066 shares of the registrant's stock outstanding.

	Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2001 Annual
Report to Stockholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement dated December 28, 2001 are incorporated by reference in Part III.


                             PART I

Item 1. BUSINESS.

Patriot Transportation Holding, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses. The Company's transportation business is now conducted through two wholly owned subsidiaries. Florida Rock & Tank Lines, Inc.("Tank Lines"),and SunBelt Transport, Inc. ("SunBelt"). Tank Lines is a Southeastern transportation company concentrating in the hauling by motor
carrier of liquid and dry bulk commodities.   SunBelt serves the
flatbed portion of the trucking industry in the Southeast, Midwest and Mid-Atlantic states, hauling primarily construction materials. On August 10, 2001 the Company announced it was discontinuing the operation of its third-party agent/owner-operator subsidiary, Patriot Transportation, Inc.("Patriot"). Patriot hauled a variety of cargo, throughout the United States, through independent contractors until it ceased operations in September 2001.

The Company's real estate activities are conducted through several
wholly owned subsidiaries.   Florida Rock Properties, Inc.
("Properties") owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"), a related party. FRI accounted for approximately 8.8% of the Company's consolidated revenues for fiscal 2001. Properties also holds certain other real estate for investment. Other wholly owned subsidiaries of the Company own and are developing certain industrial rental properties near Baltimore, Maryland and Jacksonville, Florida. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company has two business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2001 Annual Report to Stockholders and is incorporated herein by reference.

In August 2000, the Board of Directors approved a resolution delaying the previously approved reorganization to a date beyond
July 1, 2001, which would have resulted in a spin-off to
shareholders of the real estate operations.   As of September 30,
2001, the reorganization has been delayed indefinitely.

Revenues from royalties and from a portion of the trucking operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.

Transportation. Tank Lines is engaged in hauling liquid and dry bulk commodities in tank trucks. SunBelt is engaged in hauling primarily building and construction materials on flatbed trailers. Before closing its operations in September 2001, Patriot was engaged in the hauling of a variety of cargo through
independent agents and owner-operators.   Information as to the
transportation segment's revenue by principal markets is presented on page 5 of the accompanying 2001 Annual Report to Stockholders under the caption, "Management Analysis" and is incorporated herein by reference.

Tank Lines' owned and leased tank truck fleet hauls liquid and dry bulk commodities, including petroleum and chemicals. It operates from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; and Birmingham, Alabama. The Company has from two to six major tank truck competitors in each of its markets.

SunBelt's owned and leased flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; Salisbury, North Carolina; and South Pittsburg, Tennessee and hauls primarily building and construction materials in Southeastern, Midwestern and Mid-Atlantic states. There are ten major competitors in the Company's market area and numerous small competitors in the various states served.

Patriot began operations in December 1999 and ceased operations in
September 2001.   Patriot was a non-asset based variable cost
transportation company that provided transportation services to shippers through a network of independent sales agents and contractors. Patriot's business was such that a significant portion of its operating costs varied directly with revenue. Independent sales agents and contractors were compensated based on a percentage of revenue generated by them. Patriot hauled a variety of cargo including metal products, building materials, dry freight and machinery and equipment throughout the United States. Trailers were hauled exclusively by tractors belonging to the independent contractors and fleet owners. The Company attributed the decision to close Patriot to declining operating margins from the continuing high administrative costs to support this start up business, sharply higher liability insurance costs and an adverse economic climate. Additional information is presented in Note 3 to the consolidated financial statements included in the accompanying 2001 Annual Report to Stockholders and is incorporated herein by reference.

At September 30, 2001, the Company was not committed to purchase additional tractors or trailers but expects to continue its routine fleet replacement and modernization program during 2002.

Price, service, and location are the major factors which affect competition within a given market.

During fiscal 2001 the continuing transportation segment's ten largest customers accounted for approximately 44.5% of transportation's revenue excluding Patriot. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

The Company hauls construction aggregates, diesel fuel and
supplies for FRI.   Revenues from services provided to FRI
accounted for 1.2% of transportation revenues excluding Patriot.

Real Estate. The Company's real estate and property development activities are conducted through several wholly owned subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned falls generally into one of three categories. The first is construction aggregates properties with stone or sand and gravel deposits, of which substantially all is leased to FRI under
mining royalty agreements.   The Company is paid a percentage of
the revenues generated by the material mined and sold, or minimum royalties where there is no current, or only limited, mining activity. The second is land and/or buildings leased under
rental agreements or being developed for rental.   The third is
land that is being held for future appreciation or development.

Additional information about the Company's real estate segment is contained on page 1 under the captions "Real Estate Group" and in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2001 Annual Report to Stockholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space continues to be successful as 94% of the warehouse/office portfolio of approximately 1.3 million square feet was leased at September 30, 2001.

Price, location, rental space availability, structural design, property management services and flexibility are the major factors that affect competition in the warehouse rental market. The Company experiences considerable competition in all of its markets.

In fiscal 2001, real estate revenues, excluding the sale of real estate, were divided approximately 38.6% from mining and minimum royalties and 61.4% from rentals. FRI accounted for approximately 50.6% of such revenue.


Environmental Matters.   While the Company is affected by
environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 12 to the consolidated financial statements included in the accompanying 2001 Annual Report to Stockholders and in Item 3 "Legal Proceedings" of this Form 10-K, and such information is incorporated herein by reference.

Employees. The Company employed approximately 835 people in its transportation group, 15 of whom were subsequently terminated due to the shut down of Patriot, 11 people in its real estate group, and 4 people in its corporate offices at September 30, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office           	Position Since
Edward L. Baker      66	Chairman of the Board	  May   3, 1989
John E. Anderson     56	President & Chief         Feb. 17, 1989
               		 Executive Officer
David H.
 DeVilliers, Jr.     50  Vice President           Feb. 28, 1994
Ray M.Van Landingham 58  Vice President, Finance  Dec.  6, 2000
                          and Administration
                          and Chief Financial
                          Officer
Ish Copley           68  President of SunBelt     Aug. 19, 1992
					 Transport, Inc.
John R. Mabbett III  42  President of Florida     Jan. 1, 1993
                         Rock & Tank Lines, Inc.

All of the above officers have been employed in their respective positions for the past five years, except Ray Van Landingham who was Vice President, Finance and Administration of the Jacksonville Port Authority from December 1991 to November 2000.


John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are on the Board of Directors of the Company.

All executive officers of the Company are elected by the Board of Directors.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., and Maryland.

Transportation Properties. At September 30, 2001, the Company operated and owned a fleet of 524 trucks, two of which were
leased, and owned a fleet of 738 trailers.   The Company has 19
sites for its trucking terminals in Florida, Georgia, Alabama and Tennessee totaling approximately 90 acres. Of these acres, the Company owned approximately 79 and leased approximately 11.

Construction Aggregates Properties.  The following table
summarizes the Company's principal construction aggregates
locations and estimated reserves at September 30, 2001,
substantially all of which are leased to FRI.
                                             Tons of
                               Tons Mined   Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/01     9/30/01  Approximate
                                (000's)      (000's)  Acres Owned

The Company owns sixteen
 locations currently being
 mined in Brooksville,
 Miami, Grandin, Gulf
 Hammock, Keuka, Newberry
 Lake Wales and in Marion and
 Lake Counties, Florida;
 Columbus, Macon, Forest Park
 and Tyrone, Georgia; St.
 Mary's County, Maryland;
 and Manassas, Virginia.         13,423      489,310     18,785

The Company owns two locations
 being leased but not currently
 being mined, in Ft. Myers,
 and Grandin, Florida.              -0-      124,000      1,993


Development Properties. The Company owns approximately 120 acres of land in Virginia and Washington, D.C. and an office building and approximately 6 acres in Florida which are leased to FRI.
The Company owns eight parcels of land near Baltimore, Maryland as follows:

The first contains approximately 11 acres with a commercial warehouse and office space (162,796 square feet), which at November 1, 2001 was 81% leased.

The second contains approximately 17 acres with 195,615 square feet of commercial warehouse and office space of which at November 1, 2001 was 100% leased.

The third contains approximately 10 acres with 189,212 square feet of commercial/warehouse space that was 100% leased at November 1, 2001.

The fourth contains 8.5 acres with an office building (29,437 square feet) which is 6% occupied by the Company with the balance
100% leased, including 25% leased to FRI.

The fifth site contains 5.285 acres with 83,100 square feet of warehouse space that was 100% leased at November 1, 2001.

The sixth site contains 5.849 acres with 84,600 square feet of warehouse space that was 100% leased at November 1, 2001.

The seventh site is a 134 acre tract of land in Harford County, Maryland. The site is being used for the development of the Lakeside Business Park. A 5.2 acre section has been developed with 110,875 square feet of commercial warehouse space that was 100% leased on November 1, 2001. Two sections of 4.25 acres each have been developed with 132,484 square feet of commercial warehouse space that was 100% leased at November 1, 2001. A 6.11 acre section has been developed with 96,800 square feet of warehouse space that was 100% leased at November 1, 2001. An
8.28 acre site has been developed with 95,200 square feet of commercial warehouse that was 50% leased at November 1, 2001. A
13.91 acre site has been developed with 99,100 square feet of commercial warehouse space that is 100% leased at November 1,
2001.   A 9.95 acre site is being developed with 130,200 square
feet of commercial warehouse space, under construction at September 30, 2001 that is 67% pre-leased. Approximately 31 acres remain available for development and are capable of supporting 485,000 square feet of new development.

The eighth site is a 59 acre tract in Anne Arundel County, Maryland near the Baltimore-Washington International Airport.
The project, Hillside Business Park, will provide the Company an opportunity to develop 575,000 square feet of warehouse/office
space.   Grading and infrastructure work on the site began in the
spring of 2000, and construction of the first building is anticipated to commence during the spring of 2002.

Other Properties.   In addition to the development, mining and
rental sites, the Company owns approximately 8,439 acres of investment and other real estate, of which approximately 6,326 acres are in Suwannee County and Columbia County, Florida and are leased to FRI.

The Company continues permitting and preliminary horizontal development work for a 50-acre, rail-served site on Commonwealth Avenue in Jacksonville, Florida near the western beltway of
Interstate-295.   This site is planned for roughly 500,000 square
feet of eventual build-out.

The Company owns a 5.8 acre site on the banks of the Anacostia River in the Washington DC area which was rezoned in November 1999 from industrial to Planned Unit Development (PUD). The zoning allows the development of a 1.5 million square foot commercial office component together with associated waterfront
enhancements.   An application has been filed for a two-year
extension of the original PUD zoning.


At September 30, 2001 certain property, plant and equipment having a carrying value of $31,925,000 was pledged on certain notes and contracts with an outstanding principal balance totaling $27,074,000.

In addition, certain properties having a carrying value at September 30, 2001 of $1,080,000 were encumbered by industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company.

Item 3.  LEGAL PROCEEDINGS.

Note 12 to the Consolidated Financial Statements included in the accompanying 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

There were approximately 788 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of December 3, 2001. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 4 of the Company's 2001 Annual Report to Stockholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2001 Annual Report to Stockholders and such information is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 4 of the Company's 2001
Annual Report to Stockholders and such information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the caption "Management Analysis" on pages 5 and 6; under the caption "Capital Expenditures" on page 1; and in Notes 1 through 13 to the consolidated financial statements included in the accompanying 2001 Annual Report to Stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Interest rate sensitivity
                        2002 2003 2004 2005 2006 Thereafter Total Fair Value


Liabilities:

Bank lines of credit $ 7,800                                 7,800   7,800
Weighted average
 interest rate           4.2%

Long-term debt at
 fixed rates         $   977 1,058 1,146 1,177 1,276 21,440 27,074  27,823
Weighted average
 interest rate           7.8%  7.8   7.8   7.8   7.8    7.8

Bank revolving credit at
 variable interest   $21,000                                21,000  21,000
 rate
Weighted average
 Interest rate           4.6%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 4 and on pages 7 through 15 of the Company's 2001 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.
	PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K.

Information concerning directors, required in response to this
Item 10, is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated December 28, 2001; and such information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement dated December 28, 2001; and such information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 28, 2001; and such information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 28, 2001 and such information is incorporated herein by reference.


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

(b)  Reports on Form 8-K.

  During the three months ended September 30, 2001, a report on Form 8-K dated August 10, 2001 reporting under Item 5 the discontinuance of the operations of its third party agent/owner operator subsidiary, Patriot Transportation, Inc., was filed by the Company.



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Patriot Transportation Holding, Inc.


Date:  December 21, 2001                  By JOHN E. ANDERSON

                                            John E. Anderson
                                            President and Chief Executive
    Officer

                               	 	By RAY M. VAN LANDINGHAM
                                            Ray M. Van Landingham
                                            Vice President, Finance &
    Administration and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 5, 2000.


JOHN E. ANDERSON                 			DAVID H. deVILLIERS, Jr.
John E. Anderson						David H. deVilliers, Jr.
Director, President, and Chief       		Director
Executive Officer
(Principal Executive and Accounting             LUKE E. FICHTHORN III
 Officer)                                       Luke E. Fichthorn III
                                                Director

RAY M. VAN LANDINGHAM____________			FRANCIS X. KNOTT
Ray M. Van Landingham          			Francis X. Knott
Vice President, Finance and   		          Director
Administration
(Principal Financial and  				ROBERT H. PAUL III
 Accounting Officers)					Robert H. Paul
                                                Director

EDWARD L. BAKER                                 MARTIN E. STEIN, Jr.
Edward L. Baker                                 Martin E. Stein
Director                                        Director

JOHN D. BAKER II                                JAMES H. WINSTON

John D. Baker II                                James H. Winston
Director                                        Director

THOMPSON S. BAKER II
Thompson S. Baker II
Director




	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
	EXHIBIT INDEX
	[Item 14(a)(3)]

(3)(a)(1)         Articles of Incorporation of Patriot
Transportation Holding, Inc., incorporated by reference to the corresponding exhibit filed with Form S-4 dated December 13,
1988.
			File No. 33-26115

(3)(a)(2) Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc.
filed with the Secretary of State of
Florida on February 19, 1991 incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year ended September 30, 1993.
			File No. 33-26115

(3)(a)(3)         Amendments to the Articles of
Incorporation of Patriot Transportation
Holding, Inc. filed with the Secretary of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994.

(3)(a)(4)         Amendment to the Articles of
Incorporation, filed with the Florida
Secretary of State on May 6, 1999
incorporated by reference to a form of
such amendment filed as Exhibit 4 to the Company's Form 8-K dated May 5, 1999.
		      File No. 33-26115

(3)(a)(5) Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February 21, 2000, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2000.
                  File No. 33-26115

(3)(b)(1)         Restated Bylaws of Patriot Transportation
Holding, Inc. adopted December 1, 1993,
incorporated by reference to the
corresponding exhibit filed with Form 10-K
for the fiscal year ended September 30,
1993.   File No. 33-26115

(3)(b)(2)         Amendment  to  the  Bylaws  of  Patriot
Transportation Holding, Inc. adopted
August 3, 1994, incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year ended
September 30, 1994.
                  File No. 33-26115

(4)(a)		Articles III, VII and XII of the Articles
of Incorporation of Patriot Transportation
Holding, Inc, incorporated by reference to
an exhibit filed with Form S-4 dated
December 13, 1998.   And amended Article
III, incorporated by reference to an
exhibit filed with Form 10-K for the
fiscal year ended September 30, 1993.  And
Articles XIII and XIV, incorporated by
reference to an appendix filed with the
Company's Proxy Statement dated December
15, 1994.   File No. 33-26115

(4)(b)		Specimen stock certificate of Patriot
Transportation Holding, Inc, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988.
                  File No. 33-26-115

(4)(c)		Credit Agreement dated as of November 15,
1995 among Patriot Transportation Holding,
Inc.; SunTrust Bank, Central Florida,
National Association; Bank of America
Illinois; Barnett Bank of Jacksonville,
N.A.; and First Union National Bank of
Florida, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 1995.
                  File No. 33-26115

(4)(c)(1)         First Amendment dated as of September 30,
1998 to the Credit Agreement dated as of November 15, 1995, incorporated by reference to an exhibit filed with Form
			10K for the year ended September 30, 1998.

(4)(c)(2)		Second Amendment dated as of October 31,
2000 to the Credit Agreement dated as of
November 15, 1995,incorporated by
reference to an exhibit filed with Form
10-Q for the quarter ended December 31,
2000.   File No. 333-26115.

(4)(d)		The Company and its consolidated
subsidiaries have other long-term debt
agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.


(4)(e)		Rights Agreement, dated as May 5, 1999
between the Company and First Union
National Bank, incorporated by reference
to Exhibit 4 to the Company's Form 8-K
dated May 5, 1999.   File No. 33-26115.

(10)(a)		Various lease backs and mining royalty
agreements with Florida Rock Industries,
Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated September
1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc.,
successor by merger to Grandin Land, Inc.
(see Exhibit (10)(c)), but all of which
may be material in the aggregate,
incorporated by reference to an exhibit
filed with Form S-4 dated December 13,
1988.  File No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986,
from Florida Rock Industries, Inc. to
Florida Rock & Tank Lines, Inc. to use
"Florida Rock" in corporate names,
incorporated by reference to an exhibit
filed with Form S-4 dated December 13,
1988.  File No. 33-26115.

(10)(c)		Mining Lease Agreement, dated September 1,
1986, between Florida Rock Industries,
Inc. and Florida Rock Properties, Inc.,
successor by merger to Grandin Land, Inc.
incorporated by reference to an exhibit
previously filed with Form S-4 dated
December 13, 1988. File No. 33-26115.

(10)(d)		Summary of Medical Reimbursement Plan of
Patriot Transportation Holding, Inc.,
incorporated by reference to an exhibit
filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-
26115.

(10)(e)		Split Dollar Agreement dated October 3,
1984, between Edward L. Baker and Florida
Rock Industries, Inc. and assignment of
such agreement, dated January 31, 1986
from Florida Rock Industries, Inc. to
Florida Rock & Tank Lines, Inc.,
incorporated by reference to an exhibit
filed with Form S-4 dated December 13,
1988.  File No. 33-26115.

(10)(f)		Summary of Management Incentive
Compensation Plans, incorporated by
reference to an exhibit filed with Form
10-K for the fiscal year ended September
30, 1994. File No. 33-26115.

(10)(g)		Management Security Agreements between the
Company and certain officers,
incorporated by reference to a form of
agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13,
1988.  File No. 33-26115.

(10)(h)(1)        Patriot Transportation Holding, Inc. 1989
Employee Stock Option Plan, incorporated
by reference to an exhibit filed with Form
S-4 dated December 13, 1988.  File No. 33-
26115

(10)(h)(2)      Patriot Transportation Holding, Inc. 1995
Stock Option Plan, incorporated by
reference to an appendix to the Company's
Proxy Statement dated December 15,
                  1994.

(10)(h)(3)		Patriot Transportation Holding, Inc. 2000
Stock Option Plan, incorporated by
reference to an appendix to the Company's
Proxy Statement dated December 15, 1999.
File No. 33-26115.


(11)   		Computation of Earnings Per Common Share.

(13)  		The Company's 2001 Annual Report to
stockholders, portions of which are
incorporated by reference in this Form
10-K. Those portions of the 2001 Annual
Report to Stockholders which are not
incorporated by reference shall not be
deemed to be filed as part of this Form
10-K.

(22)   		Subsidiaries of Registrant at September
30, 2001:  Florida Rock & Tank Lines, Inc.
(a Florida corporation)  Florida Rock
Properties, Inc. (a  Florida corporation)
FRP Development Corp. (a Maryland
corporation) FRP Maryland, Inc. (a
Maryland corporation) 34 Loveton Center
LLC (a Maryland limited liability company)
FRTL, Inc. (a Florida corporation)SunBelt
Transport, Inc. (a Florida Corporation)Oz
LLC(a Maryland limited liability company)
FRP Delaware, Inc. (a Delaware
corporation) 1502 Quarry, LLC(a Maryland limited liability company) FRP Lakeside
LLC #1 (a Maryland limited company) FRP
Lakeside LLC #2 (a Maryland limited
liability company), FRP Lakeside LLC #3 (a
Maryland limited liability company), FRP
Lakeside LLC #4 (a Maryland limited
liability company), FRP Lakeside LLC #5 (a
Maryland limited liability company), FRP
Hillside LLC (a Maryland limited liability company) FRP Windsor LLC (a Maryland limited liability company), FRP Dorsey LLC
(a Maryland limited liability company)
Patriot Transportation, Inc.(a Florida
corporation)

(23)(a)		Consent of Deloitte & Touche LLP,
Independent Certified Public Accountants, appears on page 19 of this Form 10-K.



	PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 14(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2001
    and 2000                                                    8(a)

  For the years ended September 30, 2001, 2000 and 1999:
    Consolidated statements of income                           7(a)
    Consolidated statements of stockholders' equity            10(a)
    Consolidated statements of cash flows                       9(a)
  Notes to consolidated financial statements                11-15(a)

  Independent Auditors' Report                                 16(a)

  Selected quarterly financial data (unaudited)                 4(a)

Consent of Independent Certified Public Accountants            19(b)

Independent Auditors' Report                                   20(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        21(b)

III - Real estate and accumulated depreciation and
  Depletion                                            22-23(b)

(a)		Refers to the page number in the Company's 2001
Annual Report to Stockholders.  Such
information is incorporated by reference in
Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.


Independent Auditors' Consent		Exhibit  23(a)


We consent to the incorporation by reference in Registration Statement Nos. 33-43215, 33-18878 and 33-55132 of Patriot
Transportation Holding, Inc. on Forms S-8 of our report dated December 10, 2001, appearing in this Annual Report on Form 10-K of Patriot Transportation Holding, Inc. for the year ended September 30, 2001.

DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 21, 2001


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patriot Transportation Holding, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Patriot Transportation Holding, Inc. and subsidiaries ("Patriot") as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated December 10, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Patriot, listed in Item 14. These financial statement schedules are the responsibility of Patriot's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 10, 2001

                   PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                 BALANCE
                  AT BEGIN.  COST AND    OTHER                       AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS      OF YEAR

Year Ended
September 30, 2001:

Allowance for
 Doubtful accounts $  868,541 $1,177,379  $     -   $  885,869(a)$ 1,160,051
Accrued risk
 insurance         $5,397,442 $6,221,228        -   $5,586,319(b)$ 6,032,351
Accrued health
 Insurance            989,608  2,517,708        -    2,429,164(b)  1,078,152
Totals  -
 insurance         $6,387,050 $8,738,936       $0   $8,015,483   $ 7,110,503

Year Ended
September 30, 2000:

Allowance for
 doubtful accounts $  284,318  $ 858,629        -   $  274,406(a) $  868,541
Accrued risk
 insurance         $5,385,393 $4,452,376        -   $4,440,327(b) $5,397,442
Accrued health
 insurance            913,377  2,187,462        -    2,111,231(b)    989,608
Totals -
 insurance         $6,298,770 $6,639,838       $0   $6,551,558    $6,387,050

Year Ended
September 30, 1999:

Allowance for
 doubtful accounts $  272,318  $  12,000        -                 $  284,318
Accrued risk
 insurance         $4,545,457 $4,016,846        -    $3,176,910(b)$5,385,393
Accrued health
 insurance            841,789  1,480,947        -     1,409,359(b)   913,377
Totals -
 insurance         $5,387,246 $5,497,793       $0    $4,586,269   $6,298,770


(a) Accounts written off less recoveries
(b) Payments




                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III(CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                             DEPLETION
                          SEPTEMBER 30, 2001


Cost capi-      Gross amount                         Year              Deprecia-
Encumb-    Initial cost          talized           at which        Accumulated
Of          Date       tion Life
County             State          rances             to              subsequent
carried at      Depreciation   Constr-   Acquired Computed
Company       to acquisition   end of period                          tion
on:
(a)
Construction Aggregates
Alachua        Florida                1,442,011                    0      1
,442,011         72,345          n/a        4/86         unit
Clayton        Georgia                   381,787                     0
381,787           4,506          n/a        4/86	unit
Dade             Florida		9,374,660	                     0
	9,374,660     	9,067,825	n/a	4/86	unit
Fayette         Georgia     84,839   	684,747	                     0
	684,747	          47,377	n/a	4/86	unit
Hernando     Florida		3,174,084	          324,852      3,498,936
943,501	n/a	4/86	unit
Lake             Florida		1,485,153	                     0
	1,485,153	     1,040,801	n/a	4/86	unit
Lee               Florida                    	  4,690,269              5,937
	4,696,206	            2,820	n/a	4/86	unit
Levy             Florida		1,280,643	            83,365
	1,364,008	        421,907	n/a	4/86	unit
Marion         Florida		1,180,366	                     0
	1,180,366        	599,478	n/a	4/86	unit
Monroe        Florida		840,442	                     0 	840,442
231,785	n/a	4/86	unit
Muscogee    Georgia		368,674	                     0 	368,674
47,478	n/a	4/86	unit
Polk             Florida		120,502 	                    0 	120,502
	          75,285	n/a	4/86	unit
Prince Wil.  Virginia		298,464	                     0 	298,464
278,090	n/a	4/86	unit
Putnam         Florida	 	15,002,257	            48,538 	15,050,795
2,769,275	n/a	4/86	unit
St. Marys     Maryland               	  1,269,818	            12,160
1,281,978	        530,987	n/a	4/86	unit
                                      84,839   41,593,877          474,852
42,068,729   16,133,460
Other Rental Property
District of Columbia                      6,767,875       4,989,641   11,757,516
	922,513	n/a	4/86	15 yr.
Fairfax        Virginia                  	2,035,014 	22,789 	2,057,803	-
	n/a	 4/86	-
Putnam        Florida		326,129	        51,323 	377,452	308,307
	n/a	4/86	 10 yr.
Spalding     Georgia		19,572	0 	19,572	-	n/a	   4/86
	-
Suwannee   Florida	  168,124	 4,528,748	    382,215 	    4,910,963
	   881,726	n/a	4/86	10 yr.
	168,124	    13,677,338	5,445,968 	19,123,306	2,112,546
Commercial Property
Baltimore   Maryland	1,502,154	439,120	2,906,751 	3,345,871
	1,180,485 	1990	10/89	31 yr.
Baltimore   Maryland	4,259,390	 950,000	5,779,565 	6,729,565
	1,666,696	1992	12/91	31 yr.
Baltimore   Maryland2,657,568	690,221	2,836,549 	3,526,770	157,398
	2000	7/99	31 yr.
Duval         Florida		2,415,989	559,572 	2,975,561	2,116,455
	n/a	4/86	20 yr.
Harford      Maryland	2,929,025	30,834	3,825,686 	3,856,520	429,375
	1996	8/95	31 yr.
Harford      Maryland		179,460	6,389,187 	6,568,647	- 	n/a
	8/95	31 yr.
Harford      Maryland	4,793,020	50,112	5,562,013 	5,612,125	386,658
	1999	8/95	31 yr.
Harford      Maryland		84,837	6,580,315	6,665,152	206,432
	2000	8/95	31 yr.
Harford      Maryland		154,758	4,940,060	5,094,818	78,260
	2000	8/95	31 yr.
Howard      Maryland4,417,302 	2,859,157	   3,501,078 	6,360,235
1,464,443 	1987	9/88	31 yr.
Howard      Maryland2,401,661      2,473,277        331,660      2,804,937
137,144     2000       2/00	       31 yr.
Anne Arun Maryland	3,860,937	   715,000	6,683,792 	7,398,792
	2,820,428	1989	9/88	31 yr.
Anne Arun Maryland		     950,000	2,769,153 	3,719,153	0
	n/a	5/98	31 yr.
Orange       Florida	                               57,047
1,647 	       58,694	      12,458	n/a	4/86	10 yr.
	26,821,057	 12,049,812	52,667,028 	64,716,840	10,656,232
Investment Property
Caroline    Virginia		219,733	0	219,733	-	n/a	4/86	-
Duval        Florida		639,896	60,143	700,039	-	n/a
	4/86	-
Bartow      Florida		121,493	0	121,493	-	n/a	4/86	-
Putnam      Florida		134,748	20,543	155,291	31,773
	n/a	4/86	-
Dougherty Georgia		8,470	0	8,470	-	n/a	4/86	-
Lamar        Georgia		20,020	0	20,020	-	n/a	4/86	-
Suwannee  Florida   	      	40,159	             0	     40,159
	-	n/a	4/86	-
		1,184,519	80,686	1,265,205	31,773	n/a	4/86	-



GRAND TOTALS	$27,074,020	 68,505,546	 58,668,534	127,174,080	28,934,011

 (a)  The aggregate cost for Federal income tax purposes is $80,015,590.



               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                        2001          2000         1999

Gross Carrying Cost of Real Estate:

Balance at beginning of period     $115,228,749   106,930,861    98,302,279

Additions during period:
   Other acquisitions                13,037,270     9,550,781     9,663,944
  Improvements, etc.                          -             -             -
  Other (transfers)                           -             -             -

Deductions during period:
  Cost of real estate sold                    -       742,939       704,062
  Other  (abandonments)               1,091,939       509,954             -
  Other (transfers
    to Transportation)                        -             -       331,300

Balance at close of period         $127,174,080   115,228,749   106,930,861

Accumulated Depreciation & Depletion:

Balance at beginning of period     $ 25,968,037    23,676,964    21,655,393

Additions during period:
  Charged to cost & expense           2,965,974     2,535,438     2,446,115

Deductions during period:
  Cost of real estate sold                    -       244,365       233,134
  Other(transfer to Transp.)                  -             -       191,410

Balance at close of period          $28,934,011    25,968,037    23,676,964


52