Form 10-Q
period 2001-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2002-02-07
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 2002: 3,138,560 shares of $.10 par value common stock.

PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2001


CONTENTS

											   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets						 1
   Condensed Consolidated Statements of Income					 2
   Condensed Consolidated Statements of Cash Flows                       3
   Notes to Condensed Consolidated Financial Statements			 4

Item 2.  Management's Discussion and Analysis					 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks	 9


Part II.  Other Information

Item 1.   Legal Proceedings								 9
Item 6.   Exhibits and Reports on Form 8-K					 9

Signatures											11

Exhibit 11 - Computation of Earnings Per Share                          15
Exhibit 3(b)(3) Amendment to Bylaws                                     16
Exhibit 10 (i) Purchase and Sale Agreement                              17
Exhibit 4(c) Revolving Credit Agreement                                 26



                               PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)
                                          December 31,    September 30,
                                              2001            2001
ASSETS
Current assets:
 Cash and cash equivalents                  $  6,951              440
 Accounts receivable:
  Affiliates                                     365              276
  Other                                        6,967            9,361
 Less allowance for doubtful accounts         (1,105)          (1,160)
 Income taxes receivable                         295            1,002
 Inventory of parts and supplies                 575              570
 Prepaid expenses and other                    3,729            4,568
 Assets held for sale                            632            1,191
  Total current assets                        18,409           16,248
Other assets:
 Real estate held for investment, at cost      1,220            1,260
 Goodwill                                      1,117            1,127
 Other                                         3,142            2,954
  Total other assets                           5,479            5,341

Property, plant and equipment, at cost       197,974          197,257
Less accumulated depreciation and
 depletion                                   (68,176)         (66,087)
  Net property, plant and equipment          129,798          131,170
                                            $153,686          152,759

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank            $      -            7,800
 Accounts payable:
  Affiliates                                       -              114
  Other                                        1,886            3,513
 Accrued liabilities                           3,527            4,324
 Long-term debt due within one year            1,234              977
  Total current liabilities                    6,647           16,728
Long-term debt                                56,800           47,097
Deferred income taxes                          9,280            9,280
Accrued insurance reserves                     5,253            5,268
Other liabilities                              1,276            1,274
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                      -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,138,560 shares issued and outstanding
  (3,140,066 at September 30, 2001)              314              314
 Capital in excess of par value               11,328           11,357
 Retained earnings                            62,788           61,441
  Total shareholders' equity                  74,430           73,112
                                            $153,686          152,759
See accompanying notes.


PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)


                               			   THREE MONTHS
                               			ENDED DECEMBER 31,
                                              2001       2000
Revenues:
  Affiliates                 			  $ 2,016      4,468
  Non-affiliates              		   21,476     26,232
                                             23,492     30,700

Cost of operations                           18,425     23,692

Gross profit                                  5,067      7,008

Selling, general and
 administrative expense:
  Affiliates                                    116        132
  Non-affiliates                              1,928      2,410
                                              2,044      2,542

Operating profit                              3,023      4,466

Interest expense                               (794)      (923)
Interest income                                  14          5

Income before income taxes                    2,243      3,548
Provision for income taxes                      897      1,419

Net income                                  $ 1,346      2,129

Basic earnings per
 common share                               $   .43        .66

Diluted earnings per
 common share                               $   .43        .66


Number of shares used in computing:
 Basic earnings per share                     3,140      3,205

 Diluted earnings per share                   3,142      3,205

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (In thousands)
                                    (Unaudited)
                                                             2001       2000
Cash flows from operating activities:
 Net income                                                 $1,346      2,129
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  2,829      2,881
   Net changes in operating assets and liabilities:
    Accounts receivable                                      2,957       (770)
    Inventory of parts and supplies                             (5)       (34)
    Prepaid expenses                                           839       (675)
    Assets held for sale                                       559          -
    Accounts payable and accrued liabilities                (2,538)      (766)
   Net change in insurance reserve and other
     liabilities                                               (13)         7
   Gain on disposition of real estate, property,
     plant and equipment                                         1     (2,048)
   Other, net                                                    8         12
Net cash provided by operating activities                    5,983        736

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (1,433)    (4,058)
 Additions to other assets                                    (294)      (106)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              123      2,747
Net cash used in investing activities                       (1,604)    (1,417)

Cash flows from financing activities:
 Proceeds from long-term debt                               10,200      5,140
 Net decrease in short-term debt                            (7,800)      (900)
 Repayment of long-term debt                                  (240)      (178)
 Repurchase of Company stock                                   (28)    (3,197)


Net cash provided by financing activities                    2,132        865

Net increase in cash and cash equivalents                    6,511        184
Cash and cash equivalents at beginning of year                 440        633
Cash and cash equivalents at end of the period              $6,951        817

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest expense, net of amount capitalized                $  750        920
 Income taxes                                               $  190        715

See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2001
	(Unaudited)

(1)	Basis of Presentation.  The accompanying condensed
consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2001.

Certain reclassifications have been made to the 2000 financial statements to conform to the presentation adopted in 2001.

(2) Industry Segments. The Company has identified two business segments each of which is managed separately along product lines.
All the Company's operations are in the United States.

The transportation segment hauls liquid and dry commodities by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and is developing commercial and industrial properties.


Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                         	Three Months ended
                                 December 31,
                            	2001         2000
Revenues:
   Transportation (a)         $ 19,778      24,940
   Real estate (b)               3,714       5,760
                              $ 23,492      30,700

Operating profit
   Transportation (a)         $  1,282         904
   Real estate (b)               2,094       3,955
   Corporate expenses             (353)       (393)
   Operating profit           $  3,023       4,466

Identifiable assets, at
 quarter end
   Transportation             $ 42,887      54,574
   Real estate                 102,187      94,347
   Cash items                    6,951         817
   Unallocated corporate         1,661         508
    assets                    $153,686     150,246

(a) The three months ended December 31, 2000 include revenues of $4,597,000 and operating losses of $106,000 attributed to Patriot Transportation, Inc. which ceased operations in September, 2001.
(b) The three months ended December 31, 2001 and 2000 includes revenues of $20,000 and $2,607,000 and operating profit
(loss) of ($33,000) and $2,034,000, respectively, from the sale of real estate.

(3)  Related Party Transaction.   In November 2000, the Company
sold two parcels of land to Florida Rock Industries, Inc., an affiliate, for $2,607,000 and recognized a pre-tax gain of
$2,034,000.   The transactions, including the purchase price,
were reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.

(4) Contingent Liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims that arise in the normal course
of business.   The Company has retained certain self-insurance
risks with respect to losses for third party liability and
property damage.   In the opinion of management, none of these
matters are expected to have a materially adverse effect on the Company's consolidated financial statements.

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

(5)	Recent Accounting Pronouncements.	In July 2001, the FASB
issued two statements, Statement No. 141, "Business
Combinations," (SFAS 141) and Statement No. 142, "Goodwill and
Other Intangible Assets" (SFAS 142). The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and addresses the accounting for intangible assets.

The Company will adopt SFAS 142 effective October 1, 2002. Upon adoption, the Company will no longer be required to amortize goodwill but will be required to evaluate goodwill for impairment annually or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test by March 30, 2003 and to complete the final step by September 30, 2003. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principles for the quarter ending December 31, 2002. The Company has not determined if it will be required to record a write down of its goodwill.

As of December 31, 2001, the Company had goodwill net of amortization of $1,117,000 that will be subject to the statement.
Goodwill amortization for the three months ended December 31, 2001 and 2000 was $10,000, respectively.

(6) Subsequent Event. On February 6, 2002, a subsidiary of the Company signed an Agreement to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to Florida Rock Industries, Inc. (FRI), a related party, for $15,000,000. FRI has ninety days to inspect and investigate the property and may, in its sole discretion, terminate the Agreement during the inspection period. If the Agreement is not terminated during the inspection period closing may occur as soon as 45 days after the inspection period or as late as December 31, 2003. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel.

The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated thereunder. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,722,000 net of income taxes, or $2.46 per diluted share. The tract has been rented to a subsidiary of FRI and the Company received rental income of approximately $650,000 for the 2001 fiscal year. Reinvestment of the proceeds from this transaction is expected to facilitate the Company's long-term plan to build and own a portfolio of successful rental properties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Operating Results

Consolidated revenues for the first fiscal quarter ending December 3l, 2001, decreased 23.5% to $23,492,000 from $30,700,000 in the same quarter last year. The transportation segment's revenues for the first quarter decreased 20.7% to $19,778,000 from $24,940,000 in the first quarter last year primarily as a result of the closing of the Company's third-party agent/owner-operator subsidiary, Patriot Transportation, Inc., in September, 2001. This subsidiary had revenues of $4,597,000 in the first fiscal quarter of last year. The rest of the decrease in transportation's revenue was due to a 3.3% decline in miles hauled in the continuing operations which resulted primarily from lower demand for petroleum products due to the recession and decreased travel resulting from the September 11 tragedy. This decline in miles hauled was partially offset by modest price increases. The real estate segment's revenues for the first quarter of fiscal 2002 were $3,714,000, a decrease of $2,046,000 as compared to the same quarter of last year as a result of a $2,587,000 decrease in property sales. This was partially offset by additional rental income from newly developed commercial properties, rent increases and higher royalties due to increased mining.

Consolidated gross profit decreased $1,941,000 to $5,067,000 for the first quarter of fiscal 2002. This decrease is attributable to a $2,066,000 decrease in gross profit from property sales and a decrease in transportation segment gross profit of $75,000, partially offset by a $200,000 increase in gross profit from rents and royalties within the real estate segment.


Selling, general and administrative expense for the first quarter of fiscal 2002 decreased 19.6% to $2,044,000 from $2,542,000 in the same quarter last year. This improvement is primarily due to the elimination of support costs for the closed subsidiary.

Interest expense decreased $129,000 for the first quarter of fiscal 2002 to $794,000 from $923,000 for the same period last year due to lower average interest rates partially offset by additional borrowings.

Income tax expense was $897,000 for the first quarter of this year as compared to $1,419,000 in last year's first quarter as a
result of decreased income before income taxes.   Income tax
expense is 40% of income before income tax for both quarters.

Consequently, net income was $1,346,000 or $.43 per diluted share for the first quarter of fiscal 2002 compared to $2,129,000 or $.66 per diluted share for the same quarter last year.

Summary and Outlook

The Company's transportation and real estate segments continue to experience contrasting operating environments. Real estate revenues and profits have remained strong compared to the on-going adverse operating climate facing the transportation segment. Freight demand has softened due to the continuing recession and reduced travel. Sharply higher liability insurance
costs plague operating margins for the trucking industry.   The
Company's transportation segment will continue to emphasize increases in its freight revenue rates to offset increased
liability insurance costs.   Maximum equipment utilization will
also remain a top priority as well.

Financial Condition

For the first three months of fiscal 2002, net cash flows from operating activities and net cash provided by financing activities funded the Company's purchase of additional property, plant and equipment of $1,433,000.

On January 9, 2002,the Company and four banks closed on a new three-year $37,000,000 unsecured revolving credit agreement to replace and pay off the existing revolver and short-term lines. The new revolver will bear interest at an initial margin rate of 1.50% over the selected LIBOR or alternatively, 0.25% over the prime rate of SunTrust Bank. The new credit agreement requires maintenance of certain ratios and contains restrictive covenants, including a restriction on payment of dividends. At January 7, 2002, $2,697,000 was available for payment of dividends.

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other

A subsidiary of the Company signed an agreement to sell land to a related party for $15,000,000. If the sale occurs, the Company will recognize a gain on the sale of approximately $7,722,000 net of income taxes or $2.46 per diluted share. For additional information see Note 6 of Notes to Condensed Consolidated Financial Statements.

During fiscal year 2001, the continuing transportation segment's ten largest customers accounted for approximately 44.5% of transportation's revenue excluding the closed subsidiary. The loss of one or more of these customers could have an adverse effect on the Company's revenue and income.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 12 to the consolidated financial statements included in the Company's Form 10-K for the year ended September 30, 2001. Such information is incorporated herein by reference.

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking
statements.    These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: driver availability and cost; availability and terms of financing; freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; freight demand for building and construction materials in the Company's markets; risk insurance markets; competition; general economic conditions; demand for flexible warehouse/office facilities; restructuring charges; interest rates; levels of construction activity in FRI's markets; fuel costs; and inflation. However, this list is not a complete statement of all potential risks or uncertainties.

These forward-looking statements are made as of the date hereof based on management's current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors may be found in the Company's other filings made from time to time with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISKS

There are no  material changes to the disclosures made in Form
10-K for the fiscal year ended September 30, 2001 with respect to this item.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 11.

(b)	Reports on Form 8-K.  During the three months ended
December 31, 2001, no reports on a Form 8-K were filed by the Company.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 6, 2002              PATRIOT TRANSPORTATION HOLDING, INC.



                                JOHN E. ANDERSON
                                John E. Anderson
                                President and Chief Executive
                                 Officer


                                RAY M. VAN LANDINGHAM
                                Ray M. Van Landingham
                                Vice President Finance &
                                 Administration and Chief
                                 Financial Officer


                  PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-Q FOR THE QUARTER ENDED DECMEBER 31, 2001
	EXHIBIT INDEX

(3)(a)(1)		Articles of Incorporation of Patriot
Transportation Holding Inc., incorporated by reference to the corresponding exhibit filed with Form S-4 dated December 13,1988. File No.
33-26115.

(3)(a)(2)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February
19, 1991 incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File
No. 33-26115.

(3)(a)(3)		Amendments to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February
7,1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December
15, 1994.  File No. 33-26115.

(3)(a)(4)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc., filed with the Florida Secretary of State on May 6, 1999 incorporated by reference to a form of such amendment filed as Exhibit 4 to the Company's
Form 8-K dated May 5, 1999.  File No. 33-26115.

(3)(a)(5)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February
21, 2000, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2000. File No. 33-
26115.

(3)(b)(1)		Restated Bylaws of Patriot Transportation
Holding, Inc. adopted December 1, 1993,
incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.

(3)(b)(2)		Amendment to the Bylaws of Patriot Transportation
Holding, Inc. adopted August 3, 1994,
incorporated by reference to the corresponding
exhibit filed with Form 10-K for the fiscal year
ended September 30, 1994.    File No. 33-26115.

(3)(b)(3)		Amendment to the Bylaws of Patriot Transportation
Holding, Inc. adopted December 5, 2001.

(4)(a)		Articles III, VII and XII of the Articles of
Incorporation of Patriot Transportation Holding,
Inc., incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988.
And amended Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And
Articles XIII and XIV, incorporated by reference to an appendix filed with the Company's Proxy
Statement dated December 15, 1994.  File No. 33-
26115.

(4)(b)		Specimen stock certificate of Patriot
Transportation Holding, Inc., incorporated by
reference to an exhibit filed with Form S-4
dated December 13, 1988.   File No. 33-26115.

(4)(c)		Revolving Credit Agreement dated as of January 9,
2002 among Patriot Transportation Holding, Inc.
as Borrower, the Lenders from time to time party hereto and SunTrust Bank as Administrative
Agent.

(4)(d)		The Company and its consolidated subsidiaries
have other long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.


(4)(e)		Rights Agreement, dated as May 5, 1999 between the
Company and First Union National Bank, incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No. 33-26115.

(10)(a)		Various lease backs and mining royalty agreements
with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated
September 1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit
(10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986, from Florida
Rock Industries, Inc. to Florida Rock & Tank Lines,
Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No.
33-26115.

(10)(c)		Mining Lease Agreement, dated September 1, 1986,
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
33-26115.

(10)(e)		Split Dollar Agreement dated October 3, 1984,
between Edward L. Baker and Florida Rock
Industries, Inc. and assignment of such agreement, dated January 31, 1986 from Florida Rock
Industries, Inc. to Florida Rock & Tank Lines,
Inc., incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No.
33-26115.

(10)(f)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(g)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(h)(1)		Patriot Transportation Holding, Inc. 1989 Employee
Stock Option Plan, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(h)(2)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994.  File No. 33-26115.

(10)(h)(3)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(i)         	Purchase and Sale Agreement dated February 6, 2002
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc.

(11)            Computation of Earnings Per Common Share.






15