Form 10-Q
period 2002-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2002-05-06
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002: 3,145,210 shares of $.10 par value common stock.

PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2002


CONTENTS

												   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets						 1
   Condensed Consolidated Statements of Income					 2
   Condensed Consolidated Statements of Cash Flows				 3
   Notes to Condensed Consolidated Financial Statements			 4

Item 2.  Management's Discussion and Analysis					 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks	10


Part II.  Other Information

Item 1.   Legal Proceedings                                           10
Item 4.   Submission of Matters To a Vote of Security Holders		11
Item 6.   Exhibits and Reports on Form 8-K                            11

Signatures                                                            12

Exhibit 11 - Computation of Earnings Per Share					16



                               PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)
                                            	March 31,		September 30,
                                              	  2002			2001
ASSETS
Current assets:
 Cash and cash equivalents                      $    439			    440
 Accounts receivable:
  Affiliates                                         396			    276
  Other                                            8,296			  9,361
 Less allowance for doubtful accounts               (753)			 (1,160)
 Income taxes receivable                               -			  1,002
 Inventory of parts and supplies                     647                   570
 Prepaid expenses and other	                     3,008                 4,568
 Assets held for sale                       	      - 			  1,191
  Total current assets                            12,033			 16,248
Other assets:
 Real estate held for investment, at cost          1,168			  1,260
 Goodwill                                          1,107			  1,127
 Other                                             3,263			  2,954
  Total other assets                               5,538			  5,341

Property, plant and equipment, at cost	       199,271               197,257
Less accumulated depreciation and
 Depletion                                       (70,583)        		(66,087)
  Net property, plant and equipment	             128,688			131,170
                                                 146,259			152,759

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank                $   	-			  7,800
 Accounts payable:
  Affiliates                                          77			    114
  Other                                            2,384			  3,513
 Accrued liabilities                               3,566                  4,324
 Long-term debt due within one year                1,257			    977
  Total current liabilities                        7,284	             16,728

Long-term debt                                    46,994			 47,097
Deferred income taxes                              9,545                  9,280
Accrued insurance reserves                         5,260			  5,268
Other liabilities                                  1,312			  1,274
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                          -                     -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,139,010 shares issued and outstanding
  (3,140,066 at September 30, 2001)                  314                    314
 Capital in excess of par value                   11,339                 11,357
 Retained earnings                                64,211			 61,441
  Total shareholders' equity                      75,864			 73,112
                                                $146,259			152,759
See accompanying notes.


PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)


                               	 THREE MONTHS			SIX MONTHS
                               	ENDED MARCH 31,	           ENDED MARCH 31,
                                  2002		2001			2002	       2001
Revenues:
  Affiliates                   $  2,284	 2,171		 4,300	 6,639
  Non-affiliates                 20,724	29,221		42,200	55,453
                                 23,008  	31,392		46,500 	62,092

Cost of operations               18,042	25,840		36,467	49,532

Gross profit                      4,966	 5,552		10,033	12,560

Selling, general and
 administrative expense:
  Affiliates                        116      132		   232         264
  Non-affiliates                  1,678	 3,308		 3,606	 5,718
                                  1,794	 3,440		 3,838	 5,982

Operating profit                  3,172	 2,112		 6,195	 6,578

Interest expense	                 (806)    (868)           (1,600)    (1,791)
Interest income                       7        7                21         12
Other expense                         -       (1)               (1)        (1)

Income before income taxes        2,373	 1,250		 4,615      4,798
Provision for income taxes          949      500		 1,846      1,919

Net income				  $ 1,424	   750         	 2,769      2,879

Basic earnings per
 common share                  $   .45        .24              .88        .91

Diluted earnings per
 common share                  $   .45        .24              .88        .91


Number of shares used in computing:
 Basic earnings per share        3,139      3,144		 3,139      3,175

 Diluted earnings per share      3,168      3,147		 3,160      3,175

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (In thousands)
                                    (Unaudited)
                                                             2002		2001
Cash flows from operating activities:
 Net income                                                 $2,769	2,879
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation, depletion and amortization                  5,484	5,757
   Net changes in operating assets and liabilities:
    Accounts receivable							 1,540    (3,544)
    Inventory of parts and supplies                            (77)      (27)
    Prepaid expenses                                         1,560      (318)
    Assets held for sale                                     1,191    (3,963)
    Accounts payable and accrued liabilities                (1,924)       -
   Increase (decrease) in deferred income taxes			   265       (65)
   Net change in insurance reserve and other
     liabilities                                                30        86
   Gain on disposition of real estate, property,
     plant and equipment                                       (31)   (2,165)
   Other, net                                                   16       686
Net cash provided by (used in) operating activities		10,823      (674)

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (2,866)   (6,036)
 Additions to other assets                                    (509)     (266)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              192     3,168
Net cash used in investing activities                       (3,183)   (3,134)

Cash flows from financing activities:
 Proceeds from long-term debt                               10,200     5,140
 Net (decrease) increase in short-term debt                 (7,800)    2,200
 Repayment of long-term debt                               (10,023)     (386)
 Repurchase of Company stock                                   (32)   (3,404)
 Proceeds from exercised stock options                          14         -

Net cash (used in) provided by financing activities         (7,641)	3,550

Net decrease in cash and cash equivalents                       (1)     (258)
Cash and cash equivalents at beginning of year			   440       633
Cash and cash equivalents at end of the period              $  439       375

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest net of amount capitalized                		$1,631     1,791
 Income taxes                                               $  288     3,535

See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2002
	(Unaudited)

(1)	Basis of Presentation.  The accompanying condensed
consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2001.

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


Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                         Three Months ended	Six Months ended
                               	March 31,			March 31,
                            2002		2001		2002		2001
Revenues:
   Transportation (a)		 19,181	 27,708	 38,959	 52,648
   Real estate (b)		  3,827	  3,684	  7,541	  9,444
                               23,008  	 31,392	 46,500	 62,092

Operating profit
   Transportation (a)		  1,263	    158	  2,545       1,062
   Real estate (b)		  2,262	  2,375	  4,356	  6,330
   Corporate expenses		   (353)	   (421)	   (706)	   (814)
   Operating profit		  3,172	  2,112	  6,195	  6,578

Identifiable assets, at
 quarter end
   Transportation                                      41,296	 54,362
   Real estate			       	       	103,052	 94,858
   Cash items			       	       	    439	    375
   Unallocated corporate assets	        		  1,472	    902
 	       	       					146,259	150,497


(a) The three months and six months ended March 31, 2001 include revenues of $7,235,000 and $11,832,000, respectively and operating losses of $663,000 and $769,000, respectively, attributed to Patriot Transportation, Inc. which ceased operations in September, 2001.
(b) The three months ended March 31, 2001 and the six months ended March 31, 2002 and 2001 include revenues of $120,000, $20,000 and $2,727,000, respectively, from the sale of real estate. Operating profit (loss) from the sale or disposal of real estate was ($10,000), $120,000, ($43,000) and
$2,154,000 for the three months and six months ended March
31, 2002 and 2001, respectively.

(3)	Related Party Transactions.  In November 2000, the Company
sold two parcels of land to Florida Rock Industries, Inc., an affiliate, for $2,607,000 and recognized a pre-tax gain of $2,034,000. The transactions, including the purchase price, were reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.

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

One of the Company's subsidiaries was a potentially responsible party regarding a Superfund Site. On January 22, 2002, the Company settled this matter through a De Minimus Administrative Order On Consent and has no further liability regarding this Site.

(5)	Recent Accounting Pronouncements.	In July 2001, the FASB
issued two statements, Statement No. 141, "Business
Combinations," (SFAS 141) and Statement No. 142, "Goodwill and
Other Intangible Assets" (SFAS 142). The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.

The Company will adopt SFAS 142 effective October 1, 2002. Upon adoption, the Company will no longer be required to amortize goodwill but will be required to evaluate goodwill for impairment annually or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test by March 31, 2003 and to complete the final step by September 30, 2003. The Company has not determined if it will be required to record a write down of its goodwill.

As of March 31, 2002, the Company had goodwill net of amortization of $1,107,000 that will be subject to the statement.
Goodwill amortization for the three months ended March 31, 2002 and 2001 was $10,000. For each of the six month periods goodwill amortization was $20,000.

(6) Agreement to Sell Real Estate. On February 6, 2002, a subsidiary of the Company signed an Agreement to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to Florida Rock Industries, Inc. (FRI), a related party, for $15,000,000. FRI has until May 7, 2002 to inspect and investigate the property and may, in its sole discretion, terminate the Agreement during the inspection period. If the Agreement is not terminated during the inspection period, closing may occur as soon as 45 days after the inspection period or as late as December 31, 2003. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel.

The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated thereunder. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,722,000 net of income taxes, or $2.44 per diluted share. The tract has been rented to a subsidiary of FRI and the Company received rental income of approximately $650,000 for the 2001 fiscal year. Reinvestment of the proceeds from this transaction is expected to facilitate the Company's long-term plan to build and own a portfolio of successful rental properties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Operating Results

For the second quarter and first half of fiscal 2002, consolidated revenues decreased $8,384,000 (26.7%) and $15,592,000 (25.1%), respectively, over the same periods last year. The Transportation segment revenues for the second quarter and first half decreased $8,527,000 (30.8%) and $13,689,000
(26.0%), respectively, primarily as a result of the closing of the Company's third-party agent/owner-operator subsidiary, Patriot Transportation, Inc., in September, 2001. This subsidiary had revenues of $7,235,000 and $11,832,000 in the second quarter and first half of fiscal 2001. The remaining decrease in transportation's revenue was due to a 7.2% and 5.2% decline in miles hauled by the continuing operations for the second quarter and first half of fiscal 2002 as compared to the same periods last year. This decline was primarily a result of lower demand for petroleum products and decreased travel resulting from the September 11 tragedy, partially offset by modest price increases.
Real estate revenues increased $143,000 (3.9%) for the second quarter of fiscal 2002 and decreased $1,903,000 (20.2%) for the first half of 2002 to $3,827,000 and $7,541,000, respectively. During the second quarter of 2002, the Company had no real estate sales as compared to real estate sales of $120,000 for the second quarter of 2001. The increase in real estate revenues, excluding real estate sales, for the second quarter of 2002 resulted from additional rental income from newly developed commercial properties and rent increases partially offset by lower royalties from mining properties. For the first half of fiscal 2002, the Company had revenues from real estate sales of $20,000 as compared to $2,727,000 for the first half of 2001. Other real estate revenues for the first half of 2002 increased as a result of additional rental income from newly developed commercial properties, rent increases and slightly higher royalties due to increased mining.
Consolidated gross profit decreased $586,000 or 10.6% for the second quarter and decreased $2,527,000 or 20.1% for the first half as compared to the same periods last year. Gross profit in the transportation segment decreased $470,000 (14.8%) for the second quarter and $545,000 (8.8%) for the first half. The decrease in gross profit for the transportation segment was primarily attributable to the decrease in miles hauled, partially offset by improved margins due to price increases and the discontinuation of the third party business which had a gross profit of $289,000 in the second quarter of last year and $478,000 in the first half of last year.
Gross profit in the real estate segment decreased $116,000 (4.9%) for the second quarter and $1,982,000 (31.3%) for the first half. Gross profit from real estate sales decreased $131,000 in the second quarter and decreased $2,197,000 in the first half of this year as compared to the same periods last year. Real estate gross profit excluding property sales increased due to additional rental income from newly developed commercial properties and rent increases.
Selling, general and administrative expense decreased $1,646,000 (47.8%) for the second quarter and $2,144,000 (35.8%) for the first half compared to the same periods last year. This improvement is primarily due to the elimination of expenses for the closed subsidiary which incurred selling, general and administrative expenses of $952,000 and $1,246,000 in the second quarter and first half of last year. Selling, general and administrative expenses for the second quarter and first half of 2002 also included a benefit of $180,000 primarily from the recovery of the closed subsidiary's accounts receivable in excess of amounts anticipated. The balance of the decrease was due to elimination of support costs for the closed subsidiary and expenses incurred last year related to a litigation settlement. Selling, general and administrative expense as a percent of consolidated revenues excluding real estate sales was 7.8% for the second quarter as compared to 11.0% last year and 8.3% for the first half as compared to 10.1% last year.
Interest expense, net of capitalized interest, decreased $62,000 for the second quarter and decreased $191,000 for the first half due to a decrease in the average debt outstanding and a decrease in average interest rate.
Income tax expense increased $449,000 for the second quarter and decreased $73,000 for the first half of this year as a result of changes in income before income taxes. Income tax expense is 40% of income before income tax expense in all periods.


Summary and Outlook

The Company's real estate business continues to enjoy encouraging progress, notwithstanding a national economy still attempting a sustainable recovery. Demand appears to be continuing for the Company's flexible office warehouse product throughout its sub-markets.

The transportation segment has benefited from slowly increasing freight demand and travel activity. Favorable progress has been made on operating margins. Revenue-miles have still not returned to comparable year-over-year levels and bottom-line momentum remains tempered by reduced gross revenues. Concerns remain for the industry stemming from troublesome liability insurance costs and volatile fuel costs.

Liquidity and Capital Resources

For the first six months of fiscal 2002, net cash flows from operating activities funded the Company's purchase of additional property, plant and equipment of $2,866,000 and reduced outstanding debt.

On January 9, 2002, the Company and four banks closed on a new three-year $37,000,000 unsecured revolving credit agreement to replace and pay off the existing revolver and short-term lines. The new revolver bears interest at an initial margin rate of 1.50% over the selected LIBOR or alternatively, 0.25% over the prime rate of SunTrust Bank. The new credit agreement requires maintenance of certain ratios and contains restrictive covenants, including a restriction on payment of dividends. At March 31, 2002, $3,644,000 was available for payment of dividends.

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other

A subsidiary of the Company signed an agreement to sell land to a related party for $15,000,000. If the sale occurs, the Company will recognize a gain on the sale of approximately $7,722,000 net of income taxes or $2.44 per diluted share. For additional information see Note 6 of Notes to Condensed Consolidated Financial Statements.


During fiscal year 2001, the continuing transportation segment's ten largest customers accounted for approximately 44.5% of transportation's revenue excluding the closed subsidiary. The loss of one or more of these customers could have an adverse effect on the Company's revenue and income.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. One of the Company's subsidiaries was a potentially responsible party regarding a Superfund Site. On January 22, 2002, the Company settled this matter through a De Minimus Administrative Order On Consent and has no further liability regarding this Site.

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking
statements.    These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", ?the Company intends? and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: driver availability and cost; availability and terms of financing; freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; freight demand for building and construction materials in the Company's markets; risk insurance markets; competition; general economic conditions; demand for flexible warehouse/office facilities; restructuring charges; interest rates; levels of construction activity in FRI's markets; fuel costs; and inflation. However, this list is not a complete statement of all potential risks or uncertainties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISKS

There are no material changes to the disclosures made in Form 10-
K for the fiscal year ended September 30, 2001 with respect to this item.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 6, 2002, the Company held its annual shareholders meeting. At the meeting, the stockholders elected the following directors by the vote shown.

                      Term       Votes       Votes        Broker/
                      Ending     For         Withheld     Non-Votes
Edward L. Baker        2006      2,833,102    25,218       281,746
Thompson S. Baker, II  2006      2,833,105    25,215       281,746
Martin E. Stein, Jr.   2006      2,537,304   321,016       281,746

The directors whose terms of office as a director have continued after the meeting are John D. Baker, II, Luke E. Fichthorn, III,
Francis X. Knott, Robert H. Paul III, James H. Winston, John E.
Anderson and David H. deVilliers, Jr.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 11.

(b)	Reports on Form 8-K.  During the three months ended
March 31, 2002, no reports on a Form 8-K were filed by the Company.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2002			     PATRIOT TRANSPORTATION HOLDING, INC.



John E. Anderson
John E. Anderson
                                President and Chief Executive
                                 Officer


                                Ray M. Van Landingham_
                                Ray M. Van Landingham
                                Vice President Finance &
                                 Administration and Chief
                                 Financial Officer


                  PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
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
Holding, Inc. adopted December 5, 2001,
incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended December 31, 2001. File No. 33-26115.

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
2002 among Patriot Transportation Holding, Inc.
as Borrower, the Lenders from time to time party hereto and SunTrust Bank as Administrative
Agent, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended
December 31, 2001.  File No. 33-26115.

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
between Florida Rock Industries, Inc. and
Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated December 13, 1988. File No.
33-26115

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
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001.

(11)            Computation of Earnings Per Common Share.










9