Form 10-Q
period 2002-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2002-08-08
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2002



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2002: 3,145,208 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2002


CONTENTS

												   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets						 1
   Condensed Consolidated Statements of Income					 2
   Condensed Consolidated Statements of Cash Flows				 3
   Notes to Condensed Consolidated Financial Statements			 4

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations		                               8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks	13


Part II.  Other Information

Item 1.   Legal Proceedings                                           14

Item 6.   Exhibits and Reports on Form 8-K                            14

Signatures                                                            15

Exhibit 11.  Computation of Earnings Per Share					19




                               PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)
                                            	June 30,		September 30,
                                              	  2002			2001
ASSETS
Current assets:
 Cash and cash equivalents                      $    108                   440
 Accounts receivable:
  Affiliates                                          81                   276
  Other                                            7,454                 9,361
 Less allowance for doubtful accounts               (522)               (1,160)
 Income taxes receivable                               -                 1,002
 Inventory of parts and supplies                     895                   570
 Prepaid expenses and other                        2,660                 4,568
 Assets held for sale                       	      - 	             1,191
  Total current assets                            10,676	            16,248
Other assets:
 Real estate held for investment, at cost          1,168                 1,260
 Goodwill                                          1,097                 1,127
 Other                                             3,367                 2,954
  Total other assets                               5,632                 5,341

Property, plant and equipment, at cost           205,466               197,257
Less accumulated depreciation and
 depletion                                       (71,706)              (66,087)
  Net property, plant and equipment              133,760	           131,170
                                                $150,068               152,759

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term note payable to bank                $      -                 7,800
 Accounts payable:
  Affiliates                                         357                   114
  Other                                            3,805                 3,513
 Federal and state income taxes			   1,703		           -
 Accrued liabilities                               4,352                 4,324
 Long-term debt due within one year                1,287                   977
  Total current liabilities                       11,504                16,728

Long-term debt                                    45,208                47,097
Deferred income taxes                              9,139                 9,280
Accrued insurance reserves                         5,260                 5,268
Other liabilities                                  1,405                 1,274
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                          -                     -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,145,208 shares issued and outstanding
  (3,140,066 at September 30, 2001)                  315                   314
 Capital in excess of par value                   11,448                11,357
 Retained earnings                                65,789                61,441
  Total shareholders' equity                      77,552                73,112
                                                $150,068               152,759
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)


                                  THREE MONTHS               NINE MONTHS
                             	ENDED JUNE 30,	           ENDED JUNE 30,
                                   2002       2001            2002     2001
Revenues:
  Affiliates                   $  1,335      2,247           5,349     8,886
  Non-affiliates                 23,541     29,405          66,026    84,858
                                 24,876     31,652          71,375    93,744

Cost of operations               19,418     26,414          55,884    75,946

Gross profit                      5,458      5,238          15,491    17,798

Selling, general and
 administrative expenses:
  Affiliates                        116        132             232       396
  Non-affiliates	                2,010      2,331           5,732     8,049
                                  2,126      2,463           5,964     8,445

Recovery of non-recurring charges
 related to closed subsidiary	     (100)	      -		  (100)	    -

Operating profit	                 3,432      2,775           9,627     9,353

Interest expense                   (803)      (853)         (2,403)   (2,644)
Interest income and
 other expense (net)                  -          7              21        18

Income before income taxes        2,629      1,929           7,245     6,727
Provision for income taxes        1,052        772           2,898     2,691

Net income                      $ 1,577      1,157           4,347     4,036

Basic earnings per
 common share                   $   .50        .37            1.38      1.28

Diluted earnings per
 common share                   $   .50        .37            1.37      1.28


Number of shares used in computing:
 Basic earnings per share         3,145      3,140           3,141     3,163

 Diluted earnings per share       3,178      3,145           3,166     3,164

See accompanying notes.







PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (In thousands)
                                    (Unaudited)
                                                             2002		2001
Cash flows from operating activities:
 Net income                                                 $4,347     4,036
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  8,182     8,699
   Net changes in operating assets and liabilities:
    Accounts receivable							 2,465    (1,129)
    Inventory of parts and supplies                           (325)      (63)
    Prepaid expenses and other                               2,041       270
    Assets held for sale                                     1,191         -
    Accounts payable and accrued liabilities                 2,266    (3,624)
   Decrease in deferred income taxes		  		  (273)      (76)
   Accrued insurance reserves and other
     liabilities                                               123       117
   Gain on disposition of real estate, property,
     plant and equipment                                      (251)   (2,927)
   Other, net                                                   31       809
Net cash provided by operating activities  			19,797     6,112

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (10,678)  (11,604)
 Additions to other assets                                    (726)     (561)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              562     4,631
Net cash used in investing activities                      (10,842)   (7,534)

Cash flows from financing activities:
 Proceeds from long-term debt                               10,200     5,140
 Net (decrease) increase in short-term debt                 (7,800)      100
 Repayment of long-term debt                               (11,779)     (661)
 Repurchase of Company stock                                   (31)   (3,404)
 Proceeds from exercised stock options                         123         -

Net cash (used in) provided by financing activities         (9,287)    1,175

Net decrease in cash and cash equivalents                     (332)     (247)
Cash and cash equivalents at beginning of year			   440       633
Cash and cash equivalents at end of the period              $  108       386

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest net of amount capitalized                		$2,448     2,671
 Income taxes                                               $  467     3,197

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2002
	(Unaudited)

(1) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2001.

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



Operating results and certain other financial data for the Company's business segments are as follows (in thousands):



                         Three Months ended	Nine Months ended
                               	June 30,			June 30,
                            2002	        2001       2002       2001
Revenues:
   Transportation (a)       21,280     26,579     60,239     79,228
   Real estate (b)           3,596      5,073	 11,136	 14,516
                            24,876     31,652     71,375     93,744

Operating profit
   Transportation (a)        1,748        222      4,293      1,284
   Real estate (b)           2,036      2,976      6,392      9,306
   Corporate expenses         (352)      (423)    (1,058)    (1,237)
   Operating profit          3,432      2,775      9,627      9,353

Identifiable assets				June 30,	Sept 30,
 							  2002  	  2001
   Transportation                    $ 45,051	 48,987
   Real estate                        103,130	101,274
   Cash items                             108	    440
   Unallocated corporate assets         1,779	  2,058
                                     $150,068	152,759

(a)	The three months and nine months ended June 30, 2001 include revenues of $6,470,000 and $18,302,000, respectively and
operating losses of $618,000 and $1,519,000, respectively,
attributed to Patriot Transportation, Inc. which ceased
operations in September 2001.
(b)	The three months ended June 30, 2002 and 2001 and the nine
months ended June 30, 2002 and 2001 include revenues of $199,000, $1,250,000, $219,000 and $3,978,000, respectively, from the sale of real estate. Operating profit from the sale or disposal of real estate was $153,000, $732,000, $110,000 and $2,886,000 for the three months ended June 30, 2002 and 2001 and the nine months ended June 30, 2002 and 2001, respectively.

(3)	Related Party Transactions.  In November 2000, the Company
sold two parcels of land to Florida Rock Industries, Inc.
("FRI"), a related party, for $2,607,000 and recognized a pre-tax gain of $2,034,000. The transactions, including the purchase price, were reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.
(4) Contingent Liabilities.  Certain of the Company's
subsidiaries are involved in litigation on a number of matters and are subject to certain claims that arise in the normal course
of business.   The Company has retained certain self-insurance
risks with respect to losses for third party liability and
property damage.   In the opinion of management, based upon the
advice of outside legal counsel, none of these matters are expected to have a materially adverse effect on the Company's consolidated financial statements.

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

As of June 30, 2002, the Company had goodwill, net of amortization of $1,097,000, that will be subject to SFAS 142.
Goodwill amortization for the three and nine months ended June
30, 2002 and 2003 was $10,000 and $30,000, respectively.

(6) Agreement to Sell Real Estate. On February 6, 2002, a subsidiary of the Company signed an Agreement to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to FRI, a related party, for $15,000,000. Closing is subject to a title search and surveys and may occur within 45 days of either party giving notice to close. If FRI fails to close by December 31, 2003, at no fault of the Company, the Company may retain the binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement prior to receiving the Company's notice to close if there shall exist or the consummation of the sale would cause a default in the Credit Agreement among FRI, First Union National Bank, et. al. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel.

The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated thereunder. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,722,000 net of income taxes, or $2.43 per diluted share. The tract has been rented to a subsidiary of FRI and the Company received rental income of approximately $650,000 for the 2001 fiscal year.

(7) Non-recurring charges related to closed subsidiary. In the quarter ended September 30, 2001, the Company recorded restructuring and other one-time charges of $3,435,000 from continuing operations, resulting from the decision to shut down its third-party agent/owner-operator subsidiary. By the end of the quarter ended June 30, 2002, much of the closure activities have been completed. For the nine months ended June 30, 2002, the Company recorded a recovery of amounts previously expensed as shown in the following table:

Quarter Ended
                            March 31	June 30,
                            2002	        2002       Total
Recoveries included in
selling, general and
administrative expense     $180,000	      (3,000)	177,000

Recoveries included in
non-recurring charges		$      -   100,000	100,000



Recoveries included in selling, general and administrative expense consist primarily of better than expected collections of accounts receivables. Recoveries included in non-recurring charges consist primarily of better than expected recovery of both owned and leased trailers, offset by additional severance costs.

As of June 30, 2002, the Company has reserves of $252,000 for remaining unresolved closure activities.

(8) Acquisition. On May 30, 2002, the Company acquired substantially all of the operating assets of Infinger Transportation Company, Inc., a regional tank truck carrier based in Charleston, South Carolina. The acquisition was accounted for as a purchase. The purchase price was approximately $3,698,000, including costs associated with the acquisition. The purchase price, which was financed through the revolving credit facility, has been allocated to the assets acquired based on their respective fair values. The purpose of the acquisition was to enable the Company to expand into new markets and increase capacity in existing markets. No goodwill was recorded in the transaction.

(9) Revolving Credit Agreement. On January 9, 2002, the Company and four banks closed on a new three-year $37,000,000 unsecured revolving credit agreement (the Revolver) to replace and pay off the existing revolver and short-term lines. The Revolver bears interest at an initial margin rate of 1.50% over the selected LIBOR and requires maintenance of certain ratios and contains restrictive covenants, including a restriction on payment of dividends. At June 30, 2002, $5,877,000 was available for payment of dividends.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, driver availability and cost, construction activity, FRI's sales from the Company's mining properties, interest rates and demand for commercial warehouse space in the Baltimore/Washington area. Internal factors include revenue mix, capacity utilization, safety records, other revenue factors, administrative costs, and construction costs of new projects.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Third Quarter Operating Results.

For the third quarter of fiscal 2002, consolidated revenues decreased $6,776,000 or 21.4% over the same period last year.
The transportation segment's revenues for the third quarter decreased $5,299,000 or 19.9% primarily as a result of the closing of the Company's third-party agent/owner-operator subsidiary, Patriot Transportation, Inc., in September, 2001. This subsidiary had revenues of $6,470,000 in the third quarter of fiscal 2001. The revenues of the transportation segment's continuing operations increased $1,171,000 in the third quarter of 2002 as compared to the same quarter of 2001. Approximately 38% of this increase was due to additional miles hauled with the balance due to modest price increases. This increase in miles hauled was primarily a result of new business generated from the May 30, 2002 acquisition of the operating assets of Infinger Transportation, Inc. (Infinger), a small southeastern U.S. tank truck company, partially offset by lower demand for petroleum products and decreased tourism and air travel since the September 11 tragedy.
Real estate revenues decreased $1,477,000 or 29.1% for the third quarter of 2002. During the third quarter of 2002, the Company had $199,000 in property sales as compared to property sales of $1,250,000 for the third quarter of 2001. Real estate revenues, excluding property sales, decreased $426,000 primarily as a result of lower royalties of $661,000 from mining properties, partially offset by additional rental income from newly developed commercial properties and rent increases. The lower mining royalties resulted from completion of mining at two locations. Consolidated gross profit increased $220,000 or 4.2% for the third quarter as compared to the same period last year. Gross profit in the transportation segment increased $1,165,000 or 51.6% as a result of the increase in miles hauled by the continuing operations, improved margins resulting from modest price increases, and the discontinuation of the third-party subsidiary which had a negative gross profit of $394,000 in the third quarter of last year. Gross profit in the real estate segment decreased $945,000 or 31.7% for the third quarter of 2002 due to the decline in gross profit of $579,000 from lower property sales and decreased royalties from mining operations, partially offset by increased gross profits from newly developed commercial properties and rent increases.
Selling, general and administrative expense decreased $337,000 or 13.7% for the third quarter compared to the same period last year. This improvement is primarily due to the elimination of expenses of the closed subsidiary which incurred selling, general and administrative expenses of $158,000 in the third quarter of last year. The balance of the decrease was due to elimination of support costs for the closed subsidiary. Selling, general and administrative expenses as a percent of consolidated revenues excluding property sales was 8.6% as compared to 8.1% last year. During the third quarter, the Company completed a substantial portion of its activities related to the closure of the Patriot Transportation, Inc. subsidiary. As a result, an adjustment to the restructuring charges in the amount of $100,000 was recorded in the third quarter. The adjustment was caused by better than expected recovery of both owned and leased trailers, partially offset by higher severance costs.
Interest expense, net of capitalized interest, decreased $50,000 for the third quarter due to a decrease in the average debt outstanding and in the average interest rate. The provision for income taxes increased $280,000 for the third quarter as a result of an increase in income before income taxes. The provision for income taxes is 40% of income before income taxes in both periods.
Net income was $1,577,000 or $.50 per diluted share for the third quarter of fiscal 2002 compared to $1,157,000 or $.37 per diluted share for the same quarter last year.
Nine Months Operating Results.
For the first nine months of fiscal 2002, consolidated revenues decreased $22,369,000 or 23.9% from the same period last year. The transportation segment revenues for the first nine months decreased $18,989,000 or 24.0%, primarily as a result of the closing of the Company's third-party agent/owner-operator subsidiary in September, 2001. This subsidiary had revenues of $18,302,000 in the first nine months of fiscal 2001. The revenues of the transportation segment's continuing operations decreased $687,000 due to a 2.9% decline in miles hauled for the first nine months of fiscal 2002 as compared to the same period last year, partially offset by modest price increases. The decline in miles hauled was primarily a result of lower demand for petroleum products and decreased tourism and air travel since the September 11 tragedy, partially offset by the new business generated from the acquisition of the operating assets of Infinger.
Real estate revenues decreased $3,380,000 or 23.3% for the first nine months of 2002. For the first nine months of fiscal 2002, the Company had revenues from property sales of $219,000 as compared to $3,978,000 for the first nine months of 2001. Other real estate revenues for the first nine months of 2002 increased as a result of additional rental income from newly developed commercial properties and rent increases, which were mostly offset by lower royalties of $581,000 due to the completion of mining at two locations.
Consolidated gross profit decreased $2,307,000 or 13.0% for the first nine months as compared to the same period last year.
Gross profit in the transportation segment increased $620,000 or 7.3% for the first nine months of 2002 as a result of improved margins due to price increases, improved equipment utilization and reduced operating expenses, partially offset by a decrease in miles hauled. Gross profit in the real estate segment decreased $2,927,000 or 31.4% for the first nine months primarily due to the decline in gross profit of $2,776,000 from property sales. Real estate gross profit excluding property sales decreased slightly due to lower mining royalties, mostly offset by additional rental income from newly developed commercial properties and rent increases.
Selling, general and administrative expenses decreased $2,481,000 or 29.4% for the first nine months compared to the same period last year. This improvement is primarily due to the elimination of expenses for the closed subsidiary which incurred selling, general and administrative expenses of $1,405,000 in the first nine months of last year. The decrease in selling, general and administrative expenses for the first nine months of 2002 also included a benefit of $177,000 primarily from the recovery of the closed subsidiary's accounts receivable in excess of amounts anticipated. The balance of the decrease was due to elimination of support costs for the closed subsidiary and expenses incurred last year related to a litigation settlement. Selling, general and administrative expenses as a percent of consolidated revenues excluding property sales was 8.3% for the first nine months as compared to 9.0% last year.
Interest expense, net of capitalized interest, decreased $241,000 in the first nine months due to a decrease in the average debt outstanding and a decrease in the average interest rate. The provision for income taxes increased $207,000 in the first nine months of this year as a result of an increase in income before income taxes. The provision for income taxes is 40% of income before income taxes in both periods.
Net income was $4,347,000 or $1.37 per diluted share for the first nine months of fiscal 2002 compared to $4,036,000 or $1.28 per diluted share for the first nine months of 2001.


Summary and Outlook

The Company's real estate development business continues to indicate encouraging progress. Demand appears to be continuing for the Company's flexible office warehouse product. Completion of mining at two locations will reduce royalty revenues and related income.

The transportation segment needs to be viewed according to its two operating components, tank truck and flatbed operations. Excluding volume benefits from the Infinger acquisition, year-over-year revenue miles for the Company's tank truck business remain modestly lower. Changes in tourism and air travel activity and associated decreased demand for petroleum products since the September 11 tragedy account for this continuing softness. Flatbed freight demand, by contrast, has been slowly increasing.

Future national and regional economic behavior will govern growth prospects for both real estate and transportation. Operating margins for U.S. domestic trucking will also continue to be challenged by escalating health and liability insurance expenses.

Liquidity and Capital Resources

For the first nine months of fiscal 2002, net cash flows from operating activities funded the Company's purchase of additional property, plant and equipment of $10,678,000 and reduced outstanding debt by $9,379,000.

On January 9, 2002, the Company and four banks closed on a new three-year $37,000,000 unsecured revolving credit agreement (the Revolver) to replace and pay off the existing revolver and short-term lines. The Revolver bears interest at an initial margin rate of 1.50% over the selected LIBOR and requires maintenance of certain ratios and contains restrictive covenants, including a restriction on payment of dividends. At June 30, 2002, $5,877,000 was available for payment of dividends.

At June 30, 2002, $26,900,000 was available under the Revolver. The Company is committed to spend approximately $9,114,000 for the purchase of tractors over the next four months and to spend approximately $9,464,000 to develop a bulk warehouse for a tenant over the next 13 months. These expenditures are expected to be financed from cash flows from operating activities, funds available under the Revolver and long-term non-recourse financing as new real estate projects are completed and leased.

The Company continues to endeavor to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

A subsidiary of the Company signed an agreement to sell land to FRI, a related party, for $15,000,000. If the sale occurs, the Company will recognize a gain on the sale of approximately
$7,722,000 net of income taxes or $2.43 per diluted share.
Reinvestment of the proceeds from this transaction is expected to facilitate the Company's long-term plan to build and own a portfolio of successful rental properties. For additional information see Note 6 of Notes to Condensed Consolidated
Financial Statements.



During fiscal year 2001, the continuing transportation segment's ten largest customers accounted for approximately 44.5% of transportation's revenue excluding the closed subsidiary. The loss of one or more of these customers could have an adverse effect on the Company's revenue and income.

The District of Columbia Zoning Commission on May 13, 2002 voted 3-2 against extending until 2004 the Planned Unit Development ("PUD") which would have authorized up to 1.5 million square feet of commercial office space on the Company's 5.8 acre site along the Anacostia River. As a condition to the PUD the Company was required to proffer a nearby 2.1 acre site which would not have been developable by the Company under the PUD. The Company will ask the Commission to reconsider its decision.

There is also pending a proposed "overlay" of new zoning for a substantial area of the Southwest and Southeast quadrants of the District of Columbia west of the Anacostia River which includes the
5.8 acre site together with the nearby 2.1 acre site owned by the Company also on the Anacostia River. Under this proposed "overlay" the Company would be authorized to develop on the two sites approximately 1.38 million square feet, divided roughly in half between commercial office/retail space and residential (including hotel) space. The proposed "overlay" would have lower height restrictions than the PUD would have permitted.

The two sites are currently leased to FRI under leases expiring in April 2006. The Company will continue to explore opportunities for eventual development of this property.

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

(b)	Reports on Form 8-K.  During the three months ended
June 30, 2002, a report on Form 8-K dated May 1, 2002 and a report on Form 8K/A dated May 8, 2002, both reporting under Item 4 the change in registrant's certifying accountant, was filed by the Company.







                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2002			     PATRIOT TRANSPORTATION HOLDING, INC.



                                John E. Anderson
                                John E. Anderson
                                President and Chief Executive
                                 Officer


                                Ray M. Van Landingham_
                                Ray M. Van Landingham
                                Vice President Finance &
                                 Administration and Chief
                                 Financial Officer


CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Patriot Transportation Holding, Inc.


August 8, 2002
                                John E. Anderson
                                John E. Anderson
                                President and Chief Executive
                                 Officer

						  Ray M. Van Landingham_
                                Ray M. Van Landingham
                                Vice President Finance &
                                 Administration and Chief
                                 Financial Officer




                  PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
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

(10)(c)		Mining Lease Agreement, dated September 1, 1986,
between Florida Rock Industries, Inc. and
Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated December 13, 1988. File No.
33-26115.


(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
33-26115.

(10)(e)		Split Dollar Agreement dated October 3, 1984,
between Edward L. Baker and Florida Rock
Industries, Inc. and assignment of such agreement, dated January 31, 1986 from Florida Rock
Industries, Inc. to Florida Rock & Tank Lines,
Inc., incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No.
33-26115.

(10)(f)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(g)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(h)(1)		Patriot Transportation Holding, Inc. 1989 Employee
Stock Option Plan, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(h)(2)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994.  File No. 33-26115.

(10)(h)(3)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(i)         	Purchase and Sale Agreement dated February 6, 2002
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001. File No. 33-26115.

(11)	           Computation of Earnings Per Common Share.









19