Form 10-K
period 2002-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2002-12-20
CIK 844059

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2002
	OR
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

At December 9, 2002 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $37,221,956. At such date there were 3,049,708 shares of the registrant's stock outstanding.

	Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2002 Annual
Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement dated December 23, 2002 are incorporated by reference in Part III.



                             PART I

Item 1. BUSINESS.

Patriot Transportation Holding, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses.

The Company's transportation business is conducted through two wholly owned subsidiaries, Florida Rock & Tank Lines, Inc.("Tank Lines"),and SunBelt Transport, Inc. ("SunBelt"). Tank Lines is a Southeastern transportation company concentrating in the hauling of liquid and dry bulk commodities
by tank trucks.   SunBelt serves the flatbed portion of the
trucking industry in the Southeast, Midwest and Mid-Atlantic states, hauling primarily construction materials. A third transportation subsidiary, Patriot Transportation, Inc. ("PTI") closed operations in September 2001.

The Company's real estate activities are conducted through
several wholly owned subsidiaries.   Florida Rock Properties,
Inc. ("Properties") owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"), a related party. FRI accounted for approximately 41% of the Company's real estate revenues, excluding property sales, for Fiscal 2002. Properties also holds certain other real estate for investment. Other wholly owned subsidiaries of the Company own and are developing certain industrial rental properties near Baltimore, Maryland and Jacksonville, Florida. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company has two business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2002 Annual Report to Shareholders and is incorporated herein by reference.

Revenues from royalties and from a portion of the trucking operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.

Transportation. Tank Lines is engaged in hauling liquid and dry bulk commodities by tank trucks. SunBelt is engaged in hauling primarily building and construction materials on flatbed trailers. Before closing its operations in September 2001, PTI was engaged in the hauling of a variety of cargo through independent agents and owner-operators.

Tank Lines' truck fleet hauls liquid and dry bulk commodities, primarily petroleum and chemicals. It operates from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; Charlotte and Wilmington, North Carolina; Charleston, South Carolina; and Birmingham, Alabama. Tank Lines has from two to six major tank truck competitors in each of its markets.

SunBelt's owned and leased flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; Salisbury, North Carolina; and South Pittsburg, Tennessee and hauls primarily building and construction materials in Southeastern, Midwestern and Mid-Atlantic states. There are ten major competitors in the SunBelt's market area and numerous small competitors in the various states served.

On August 10, 2001 the Company announced it was discontinuing the operation of its third-party agent/owner-operator subsidiary, PTI. PTI hauled a variety of cargo, throughout the United States, through independent contractors until it ceased operations in September 2001. PTI began operations in December 1999. PTI was a non-asset based variable cost transportation company that provided transportation services to shippers through a network of independent sales agents and contractors. Independent sales agents and contractors were compensated based on a percentage of revenue generated by them. The Company decided to close PTI due to declining operating margins from the continuing high administrative costs to support this start up business, sharply higher liability insurance costs and an adverse economic climate. Additional information is presented in Note 3 to the consolidated financial statements included in the accompanying 2002 Annual Report to Shareholders and is incorporated herein by reference.

On May 30, 2002, the Company acquired substantially all of the operating assets of Infinger Transportation Company, Inc. (Infinger), a regional tank truck carrier based in Charleston, South Carolina. The acquisition was accounted for as a purchase. The purchase price was approximately $3,698,000, including costs associated with the acquisition. The purpose of the acquisition was to enable the Company to expand into new markets and increase capacity in existing markets.

At September 30, 2002, the Company was committed to purchase 67 additional tractors and expects to continue its routine fleet replacement and modernization program during 2003.

Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During Fiscal 2002, the transportation segment's ten largest customers accounted for approximately 45.5% of the transportation segment's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income. During the fourth quarter, the Company reported that one of its ten largest customers indicated it is moving a majority of the business it is currently doing with the Company to other carriers. This decision was reached after a lengthy competitive bid process resulting in the business being awarded to the lowest bidder. The Company estimates lost revenues from this customer to be approximately 6% of the transportation segment's revenues for Fiscal 2002. The loss of this revenue will have an adverse effect on the Company's operating income, at least in the short term. The Company anticipates this lost revenue will be offset by revenues generated from the acquisition of the operating assets of Infinger Transportation, Inc. which was acquired by the Company on May 30, 2002.

The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 67% and building and construction customers accounted for approximately 21% of transportation segment revenues for the year ended September 30, 2002.

The Company hauls construction aggregates, diesel fuel and
supplies for FRI.   Revenues from services provided to FRI
accounted for 1.2% of the transportation segment's revenues.

Real Estate. The Company's real estate and property development activities are conducted through several wholly owned subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned falls generally into one of three categories. The first category is land and/or buildings leased under rental agreements or being developed for rental. The second is construction aggregates properties with stone or sand and gravel deposits, of which substantially all is leased to FRI under mining royalty
agreements.   The Company is paid a percentage of the revenues
generated by the material mined and sold, or minimum royalties where there is no current, or only limited, mining activity. The third category is land that is being held for future appreciation or development.

Additional information about the Company's real estate segment is contained on page 1 under the captions "Real Estate Group" and in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2002 Annual Report to Shareholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space continues to be successful as 91% of the warehouse/office portfolio of approximately 1.4 million square feet was leased at September 30, 2002.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

In Fiscal 2002, real estate revenues, excluding the sale of real estate, were divided approximately 67% from rentals and 33% from mining and minimum royalties. FRI accounted for approximately 41% of such revenue. Tenants of our flexible warehouse/office properties are not concentrated in any one particular industry.

In February 2002, a subsidiary of the Company signed an Agreement to sell 108 acres of land located in Springfield, Virginia to FRI for $15,000,000. Closing is subject to a title search and surveys and may occur within 45 days of the Company giving notice to FRI to close or, subsequent to June 30, 2003, within 45 days of either party giving notice to close. If FRI fails to close by December 31, 2003, at no fault of the Company, the Company may retain the $100,000 binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement prior to receiving the Company's notice to close if the consummation of the sale would cause a default in the Credit Agreement among FRI and Wachovia Bank, N.A., et. al. The Agreement was approved by a committee of independent directors of the company after review of a development feasibility study and other materials, consultation with management, and advice of independent counsel.



Environmental Matters.   While the Company is affected by
environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Employees. The Company employed approximately 846 people in its transportation group, 11 people in its real estate group, and 4 people in its corporate offices at September 30, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office           	Position
Since
Edward L. Baker      67	Chairman of the Board	May   3, 1989
John E. Anderson     57	President & Chief        Feb. 17, 1989
                		 Executive Officer
David H.
 DeVilliers, Jr.     51  Vice President           Feb. 28, 1994

Ray M.Van Landingham 59  Vice President, Finance  Dec.  6, 2000
                          and Administration
                          and Chief Financial
                          Officer
Gregory B. Lechwar   35  Controller               Oct.  2, 2002
Rick J. Copley       45  President of SunBelt     Sept 16, 2002
					 Transport, Inc.
John R. Mabbett III  43  President of Florida     Jan.  1, 1993
                         Rock & Tank Lines, Inc.


All of the above officers have been employed in their respective positions for the past five years except as follows:
Ray Van Landingham was Vice President, Finance and Administration of the Jacksonville Port Authority from December 1991 to November 2000; Gregory B. Lechwar has been employed by the Company in various accounting positions since October 1999, and from August 1991 until October 1999, Mr. Lechwar was employed as a certified public accountant with PricewaterhouseCoopers LLP; and Rick J. Copley has been a Vice President of SunBelt since 1993.



John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are on the Board of Directors of the Company.

All executive officers of the Company are elected by the Board of Directors.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., and Maryland.

Transportation Properties. At September 30, 2002, the Company operated and owned a fleet of approximately 595 trucks, two of which were leased, and owned a fleet of approximately 836
trailers.   The Company has 22 sites for its trucking terminals
in Florida, Georgia, Alabama, North Carolina, South Carolina and Tennessee. Of these sites, the Company owned 12 and leased 10.

Development Properties. The Company owns approximately 120 acres of land in Virginia and Washington, D.C. and an office building and approximately 6 acres in Jacksonville, Florida, all of which are leased to FRI. At September 30, 2002, the Company owned eight parcels of land totaling 251 acres near Baltimore, Maryland as follows:

Hillside Business Park in Anne Arundel County is a 59 acre tract near the Baltimore-Washington International Airport. The project will provide the Company an opportunity to develop 575,000 square feet of warehouse/office space. Grading and infrastructure work on the site is nearing completion and the first two buildings within the park are under construction and are scheduled to be completed during 2003 totaling 274,800 square feet of leaseable warehouse/office space. One building with 200,200 square feet is pre-leased to one tenant for 15 years. The other building is not pre-leased.

Lakeside Business Park in Harford County consists of 134 acres.
 Seven warehouse/office buildings, totaling 671,918 square feet, have been constructed and are 86% leased. 32.8 acres remain for future development of an additional 485,200 square feet of comparable product.

6920 Tudsbury Road in Baltimore County contains 5.3 acres with
83,100 square feet of warehouse space that is 100% leased.

8620 Dorsey Run Road in Howard County contains 5.8 acres with
84,600 square feet of warehouse space that is 100% leased.

Rossville Center in Baltimore County contains approximately 10 acres with 190,517 square feet of commercial/warehouse space and is 87% leased.

34 Loveton Circle in Baltimore County contains 8.5 acres with
29,722 square feet of office space which is 11% occupied by the Company with the balance 100% leased, including 23% leased to FRI.

Oregon Center in Anne Arundel County contains approximately 17 acres with 195,615 square feet of commercial warehouse and office space which is 100% leased.

Arundel Center in Howard County contains approximately 11 acres with 162,796 square feet of commercial warehouse and office space, which is 89% leased.

At September 30, 2002 certain developed real estate properties having a carrying value of $40,975,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $36,101,000. In addition, certain other properties having a carrying value at September 30, 2002 of $981,000 were encumbered by industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company on account of such debt.

The Company owns a 5.8 acre site in the Southeast quadrant of Washington, D.C. on the banks of the Anacostia River which was rezoned in November 1999 from industrial to a Planned Unit Development ("PUD") that permitted the development of 1.5 million square feet of commercial office space together with associated waterfront enhancements. As a condition to the PUD the Company was required to proffer a nearby 2.1 acre site it owns thereby eliminating any potential for development of the
2.1 acre site by the Company.

In May of 2002 the District of Columbia Zoning Commission voted 3-2 against extending until 2004 the previously approved PUD that allowed for the development of up to 1.5 million square feet of commercial office space on the Company's 5.8 acre site. The Company has filed the appropriate documentation with the Zoning Commission seeking a reconsideration of their decision not to extend the PUD.

There is also a recently adopted "overlay" of new zoning for a substantial area of the Southwest and Southeast quadrants of the District of Columbia west of the Anacostia River which includes both the 5.8 acre site and the nearby 2.1 acre site owned by the Company. Under this "overlay" the Company would be permitted to develop on the two sites approximately 1.38 million square feet, divided roughly in half between commercial office/retail space and residential (including hotel) space. The "overlay" requires a larger residential component and more "open space" than the PUD would have permitted.

The two sites are currently leased to FRI under leases expiring in April 2006. The Company will continue to explore opportunities for eventual development of this property.

Construction Aggregates Properties.  The following table
summarizes the Company's principal construction aggregates
locations and estimated reserves at September 30, 2002,
substantially all of which are leased to FRI.
                                             Tons of
                                 Tons Sold    Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/02     9/30/02  Approximate
                                (000's)      (000's)  Acres Owned

The Company owns eleven
 locations currently being
 mined in Brooksville,
 Grandin, Gulf Hammock,
 Keuka, Newberry and Airgrove/
 Lake County, Florida;
 Columbus, Macon, Forest Park
 and Tyrone, Georgia;
 and Manassas, Virginia.          9,058      518,394     17,135

The Company owns six locations
 not currently being mined in
 Ft. Myers, Miami(mining ceased
 Feb 2002), Marion County,
 Astatula/Lake County and
 Sandland/Polk County, Florida
 and St. Mary's County, Maryland  1,458       32,891      4,145

Other Properties. In addition to the development, mining and rental sites, the Company owns approximately 8,373 acres of investment and other real estate, of which approximately 6,321 acres are in Suwannee County and Columbia County, Florida and are leased to FRI.

The Company continues permitting and preliminary horizontal
development work for a 50-acre, rail-served site on
Commonwealth Avenue in Jacksonville, Florida near the western
beltway of Interstate-295.   This site is planned for roughly
500,000 square feet of eventual build-out.





Item 3.  LEGAL PROCEEDINGS.

Note 13 to the Consolidated Financial Statements included in the accompanying 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.



                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS.

There were approximately 767 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of December 9, 2002. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2002 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2002 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2002 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 6 and 7; under the caption "Capital Expenditures" on page 1; and in Notes to Consolidated Financial Statements included in the accompanying 2002 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company is exposed to market risk from changes in interest rates. For its cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned.
 For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company prepared a sensitivity analysis of its variable rate borrowings to determine the impact of hypothetical changes in interest rates on the Company's results of operations and cash flows. The interest-rate analysis assumed a 50 basis point adverse change in interest rates on all borrowings under the credit agreement. However, the interest-rate analysis did not consider the effects of the reduced level of economic activity that could exist in such an environment. A 50 basis point adverse move in interest rates on the Company's outstanding borrowings under the credit agreement would have an immaterial impact on the Company's results of operations and cash flows.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates (dollars in thousands):


                        2003 2004 2005 2006 2007 Thereafter Total Fair Value



Liabilities:

Long-term debt at
 fixed rates         $ 1,311 1,415 1,467 1,587 1,695 28,626 36,101 38,450
Weighted average
 interest rate           7.6%  7.6   7.6   7.6   7.6    7.6

Bank revolving credit at
 variable interest               $12,500                    12,500 12,500
 rate
Weighted average
 Interest rate                       4.2%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 8 through 18 of the Company's 2002 Annual Report to Shareholders.
Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 1, 2002, the Board of Directors of the Company, upon recommendation of its Audit Committee, decided to dismiss Deloitte & Touche LLP ("Deloitte & Touche") as the Company's principal public accountants and engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") to serve as the Company's principal public accountants for a three year term beginning with fiscal year 2002.

Deloitte & Touche's reports on the consolidated financial statements of the Company and its subsidiaries for the two most recent fiscal years ended September 30, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two fiscal years ended September 30, 2001 and the subsequent interim periods through March 31, 2002, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting prinicples or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events as described in
Item 304(a)(1)(v) of Regulation S-K.

The Company provided Deloitte & Touche with a copy of the foregoing disclosures.

During the Company's two fiscal years ended September 30, 2001, the Company did not consult PricewaterhouseCoopers with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

	PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K.

Information concerning directors, required in response to this
Item 10, is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2002.

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement and such information is incorporated herein by reference.


Equity Compensation Plan Information

                                                    Number of
                                                    Securities
                                                    remaining
                                                    available
                                                    for
                         Number of                  future
                         Securities    Weighted     issuance
                         to be         Average      under equity
                         issued upon   exercise     compensation
                         exercise of   price of     plans
                         outstanding   outstanding  (excluding
                         options,      options,     securities
                         warrants      warrants     reflected in
                         and rights    and rights   column (a)
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          141,000        19.78       426,000

Equity compensation
 pans not approved
 by security holders             0            0             0

     Total                 141,000        19.78       426,000


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference.


Item 14. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





	PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
      	     FORM 8-K.

(a) (1)and(2) Financial Statements and Financial Statement
                Schedules.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial
Statement Schedules on page 25 of this Form 10-K.

(3)Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 21 through 24 of this Form 10-K.

(b)  Reports on Form 8-K.

During the three months ended September 30, 2002, no reports on Form 8-K were filed by the Company.





                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Patriot Transportation Holding, Inc.


Date:  December 19, 2002                  By JOHN E. ANDERSON
                                            John E. Anderson
                                            President and Chief Executive
    Officer (Principal Executive
    Officer)


                               	 	 By RAY M. VAN LANDINGHAM
                                            Ray M. Van Landingham
                                            Vice President, Finance &
    Administration and Chief Financial
                                             Officer (Principal Financial
                                             Officer)

By GREGORY B. LECHWAR
   Gregory B. Lechwar
   Controller (Principal Accounting
                                              Officer)




CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John E. Anderson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Patriot Transportation Holding, Inc. on Form 10-K for the fiscal year ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Patriot Transportation Holding, Inc.


                                        By:  JOHN E. ANDERSON_______________

                                        Name:  John E. Anderson
                                        Title: President and Chief Executive
                                                  Officer


I, Ray M. Van Landingham, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Patriot Transportation Holding, Inc. on Form 10-K for the fiscal year ended September 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Patriot Transportation Holding, Inc.


                                        By:  RAY M. VAN LANDINGHAM__________

                                        Name:  Ray M. Van Landingham
                                        Title: Vice President, Finance and
                                               Administration and Chief
                                               Financial Officer


I, Gregory B. Lechwar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Patriot Transportation Holding, Inc. on Form 10-K for the fiscal year ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Patriot Transportation Holding, Inc.


                                        By:  GREGORY B. LECHWAR_____________

                                        Name:  Gregory B. Lechwar
                                        Title: Controller

















Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2002.





JOHN E. ANDERSON                 			DAVID H. DEVILLIERS, JR.
John E. Anderson						David H. deVilliers, Jr.
Director, President, and Chief       		Director
Executive Officer
(Principal Executive Officer)                 LUKE E. FICHTHORN III
                                              Luke E. Fichthorn III
                                              Director

RAY M. VAN LANDINGHAM ___________			FRANCIS X. KNOTT
Ray M. Van Landingham          			Francis X. Knott
Vice President, Finance and   		          Director
Administration
(Principal Financial Officer)            	ROBERT H. PAUL, III
                     					Robert H. Paul, III
                                              Director
GREGORY B. LECHWAR
Gregory B. Lechwar                            H. JAY SKELTON
Controller                                    H. Jay Skelton
(Principal Accounting Officer)                Director


EDWARD L. BAKER                               MARTIN E. STEIN, JR.
Edward L. Baker                               Martin E. Stein, Jr.
Chairman of the Board                         Director

JOHN D. BAKER II                 	           JAMES H. WINSTON
John D. Baker II                              James H. Winston
Director                                      Director

THOMPSON S. BAKER II
Thompson S. Baker II
Director





CERTIFICATIONS

I, John E. Anderson, certify that:

1.	I have reviewed this annual report on Form 10-K of Patriot Transportation
Holding, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: December 19, 2002                   /s/John E. Anderson
                                          President and Chief Executive
Officer








CERTIFICATIONS

I, Ray M. Van Landingham, certify that:

1.	I have reviewed this annual report on Form 10-K of Patriot Transportation
Holding, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: December 19, 2002                   /s/Ray M. Van Landingham
                                          Vice President, Finance and
                                            Administration and Chief Financial
                                             Officer





CERTIFICATIONS

I, Gregory B. Lechwar, certify that:

1.	I have reviewed this annual report on Form 10-K of Patriot Transportation
Holding, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: December 19, 2002                   /s/Gregory B. Lechwar
                                          Controller
                                          (Principal Accounting Officer)







	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
	EXHIBIT INDEX
	[Item 14(a)(3)]

(3)(a)(1) Articles of Incorporation of Patriot Transportation Holding, Inc., incorporated by reference to the corresponding exhibit filed with Form S-4 dated December 13, 1988. File No. 33-
26115.

(3)(a)(2) Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February 19, 1991 incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-
26115.

(3)(a)(3) Amendments to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15, 1994. File No. 33-26115.

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

(3)(b)(2) Amendment to the Bylaws of Patriot Transportation Holding, Inc. adopted August 3, 1994, incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-
26115.

(3)(b)(3) Amendments to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15, 1994. File No. 33-26115.

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
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-
26115.

(10)(g)		Management Security Agreements between the Company and
certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form
S-4 dated December 13, 1988.  File No. 33-26115.

(10)(h)(1) Patriot Transportation Holding, Inc. 1989 Employee Stock Option Plan, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115

(10)(h)(2) Patriot Transportation Holding, Inc. 1995 Stock Option Plan, incorporated by reference to an appendix to the Company's
Proxy Statement dated December 15,
                  1994.  File No. 33-26115.

(10)(h)(3)		Patriot Transportation Holding, Inc. 2000 Stock Option Plan,
incorporated by reference to an appendix to the Company's
Proxy Statement dated December 15, 1999.  File No. 33-26115.

(10)(i) Purchase and Sale Agreement dated February 6, 2002 between Florida Rock Industries, Inc. and Florida Rock Properties,
Inc., incorporated by reference to and exhibit filed with Form 10-Q for the quarter ended December 31, 2001. File No.
33-26115.



(11)   		Computation of Earnings Per Common Share.

(13)  		The Company's 2002 Annual Report to shareholders, portions
of which are incorporated by reference in this Form 10-K.
Those portions of the 2002 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22)   		Subsidiaries of Registrant at September 30, 2002:  Florida
Rock & Tank Lines, Inc. (a Florida corporation); Florida
Rock Properties, Inc. (a  Florida corporation); FRP
Development Corp. (a Maryland corporation); FRP Maryland,
Inc. (a Maryland corporation); 34 Loveton Center LLC (a
Maryland limited liability company); FRTL, Inc. (a Florida corporation); SunBelt Transport, Inc. (a Florida
Corporation); Oz LLC(a Maryland limited liability company);
FRP Delaware, Inc. (a Delaware corporation); 1502 Quarry,
LLC(a Maryland limited liability company); FRP Lakeside LLC
#1 (a Maryland limited company); FRP Lakeside LLC #2 (a
Maryland limited liability company); FRP Lakeside LLC #3 (a
Maryland limited liability company); FRP Lakeside LLC #4 (a
Maryland limited liability company); FRP Lakeside LLC #5 (a
Maryland limited liability company); FRP Hillside LLC (a
Maryland limited liability company); FRP Windsor LLC (a
Maryland limited liability company); FRP Dorsey LLC (a
Maryland limited liability company); Patriot Transportation, Inc.(a Florida corporation).

(23)(a)		Consent of PricewaterhouseCoopers LLP, Independent Certified
Public Accountants, appears on page 26 of this Form 10-K.

(23)(b)		Consent of Deloitte & Touche LLP, Independent Certified
Public Accountants, appears on page 26 of this Form 10-K.




	PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 14(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2002
    and 2001                                                   10(a)

  For the years ended September 30, 2002, 2001 and 2000:
    Consolidated statements of income                           9(a)
    Consolidated statements of cash flows                      11(a)
    Consolidated statements of shareholders' equity            12(a)
  Notes to consolidated financial statements                12-18(a)

  Independent Auditors' Reports                                19(a)
  Selected quarterly financial data (unaudited)                 5(a)

Consents of Independent Certified Public Accountants           25(b)

Independent Auditors' Reports on Financial Statement Schedules 26(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        27(b)

III - Real estate and accumulated depreciation and
  Depletion                                            28-29(b)

(a)		Refers to the page number in the Company's 2002 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.



CONSENTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   Exhibit 23(a)


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-43215, 33-18878 and 33-55132) of Patriot Transportation Holding, Inc. of our report dated November 15, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated November 15, 2002 relating to the financial statement schedules, which appears in this Form 10-K.



PricewaterhouseCoopers LLP

Jacksonville, Florida
December 19, 2002



                             ____________________




INDEPENDENT AUDITORS' CONSENT                         Exhibit 23(b)

We consent to the incorporation by reference in Registration Statement Nos. 33-43215, 33-18878 and 33-55132 of Patriot
Transportation Holding, Inc. on Form S-8 of our report dated December 10, 2001, appearing in this Annual Report on Form 10-K of Patriot Transportation Holding, Inc. for the year ended September 30, 2002.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 19, 2002



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
STATEMENT SCHEDULES


To the Board of Directors
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements as of and for the year ended September 30, 2002 referred to in our report dated November 15, 2002 appearing in the 2002 Annual Report to Shareholders of Patriot Transportation Holding, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Jacksonville, Florida
November 15, 2002

                             ____________________


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patriot Transportation Holding, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Patriot Transportation Holding, Inc. and subsidiaries ("Patriot") as of September 30, 2001 and 2000, and for each of the two years in the period ended September 30, 2001, and have issued our report thereon dated December 10, 2001; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Patriot, listed in Item 15. These financial statement schedules are the responsibility of Patriot's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 10, 2001


                   PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                 BALANCE
                  AT BEGIN.  COST AND    OTHER                       AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS      OF YEAR

Year Ended
September 30, 2002:

Allowance for
 Doubtful accounts $1,160,051 $  140,000  $     -   $  826,051(a)$   474,000

Accrued risk
 insurance         $6,032,351 $5,162,666        -   $4,868,611(b)$ 6,326,406
Accrued health
 Insurance          1,078,152  2,834,763        -    2,801,107(b)  1,111,808
Totals  -
 insurance         $7,110,503 $7,997,429  $     0   $7,669,718   $ 7,438,214

Year Ended
September 30, 2001:

Allowance for
 doubtful accounts $  868,541 $1,177,379        -   $  885,869(a) $1,160,051
Accrued risk
 insurance         $5,397,442 $6,221,228        -   $5,586,319(b) $6,032,351
Accrued health
 insurance            989,608  2,517,708        -    2,429,164(b)  1,078,152
Totals -
 insurance         $6,387,050 $8,738,936  $     0   $8,015,483    $7,110,503

Year Ended
September 30, 2000:

Allowance for
 doubtful accounts $  284,318  $ 858,629        -    $  274,406(a)$  868,541
Accrued risk
 insurance         $5,385,393 $4,452,376        -    $4,440,327(b)$5,397,442
Accrued health
 insurance            913,377  2,187,462        -     2,111,231(b)   989,608
Totals -
 insurance         $6,298,770 $6,639,838  $     0    $6,551,558   $6,387,050


(a) Accounts written off less recoveries
(b) Payments





                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III(CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                             DEPLETION
                          SEPTEMBER 30, 2002


Cost capi-   Gross amount                          Year                     Deprecia-
         Encumb-    Initial cost          talized           at which       Accumulated     Of          Date      tion Life
County       State       rances           to              subsequent       carried at    Depreciation   Constr-   Acquired Computed
                  Company       to acquisition  end of period                          tion                       on:

(a)
Construction Aggregates
Alachua   Florida                    1,442,012                   0      1 ,442,012       77,354          n/a        4/86        unit
Clayton    Georgia                        369,317                 0         369,317         4,677          n/a        4/86	unit
Dade             Florida		  9,374,661                     0       	9,374,661     	9,374,660	n/a	4/86	unit
Fayette         Georgia     70,815   	684,747	                     0 	684,747	          49,131	n/a	4/86	unit
Hernando     Florida		3,174,084	          324,852      3,498,936	        953,095	n/a	4/86	unit
Lake             Florida		1,485,153	                     0 	1,485,153	     1,048,903	n/a	4/86	unit
Lee               Florida                    	  4,690,268              5,937 	4,696,205	            3,414	n/a	4/86	unit
Levy             Florida		1,280,643	            83,366 	1,364,009	        449,362	n/a	4/86	unit
Marion         Florida		1,180,365	                     0      	1,180,365        	599,478	n/a	4/86	unit
Monroe        Georgia		840,442	                     0 	840,442	        235,088	n/a	4/86	unit
Muscogee    Georgia		368,674	                     0 	368,674	          62,039	n/a	4/86	unit
Polk             Florida		120,501 	                    0 	120,501	          75,285	n/a	4/86	unit
Prince Wil.  Virginia		298,464	                     0 	298,464	        286,662	n/a	4/86	unit
Putnam         Florida	 	15,002,258	            48,537 	15,050,795	     2,860,125	n/a	4/86	unit
St. Marys     Maryland               	  1,269,818	            12,160	    1,281,978	        541,761	n/a	4/86	unit
                                      70,815   41,581,407          474,852    42,056,259   16,621,034
Other Rental Property
District of Columbia                       6,767,875      6,034,629   12,802,504 	937,251	n/a	4/86	15 yr.
Fairfax        Virginia                  	2,035,014 	22,789 	2,057,803	0	n/a	 4/86	-
Putnam        Florida		326,128	        51,327 	377,455	323,168	n/a	4/86	 10 yr.
Spalding     Georgia		19,572	0 	19,572	0	n/a	   4/86	-
Suwannee   Florida	  115,572	 4,528,748	    343,013 	    4,871,761	   897,411	n/a	4/86	10 yr.
	115,572	    13,677,337	6,451,758 	20,129,095	2,157,830
Commercial Property
Baltimore   Maryland	1,438,193	439,121	2,953,384 	3,392,503	1,312,231 	1990	10/89	31 yr.
Baltimore   Maryland	4,084,133	 950,000	5,779,565 	6,729,565	1,883,230	1994	12/91	31 yr.
Baltimore   Maryland2,596,902	690,219	2,836,549 	3,526,770	256,808 	2000	7/99	31 yr.
Duval         Florida		2,415,989	529,074 	2,945,063	2,209,241 	n/a	4/86	25 yr.
Harford      Maryland	2,832,703	30,834	3,825,685 	3,856,519	558,189 	1998	8/95	31 yr.
Harford      Maryland		179,460	7,203,884 	7,383,344  	135,874	n/a	8/95	31 yr.
Harford      Maryland	4,667,192	50,112	5,562,014 	5,612,126	542,736 	1999	8/95	31 yr.
Harford      Maryland6,375,178		84,837	6,580,316	6,665,153	465,540	2001	8/95	31 yr.
Harford      Maryland3,628,947		154,758	4,946,150	5,100,908 	266,083	2001	8/95	31 yr.
Howard      Maryland4,273,307 	2,859,157	   3,539,851 	6,399,008	 1,670,262 	1996	9/88	31 yr.
Howard      Maryland2,346,847      2,473,277        331,660      2,804,937          226,575     2000       3/00	       31 yr.
Anne Arun Maryland	3,671,088	   715,000	6,691,743 	7,406,743	3,057,763	1989	9/88	31 yr.
Anne Arun Maryland                         950,000	7,848,500 	8,798,500	               0  	n/a	5/98	31 yr.
	35,914,490	 11,992,764	58,628,375 	70,621,139	12,584,532

Investment Property	                        1,022,867          96,101	      1,118,968            31,887

GRAND TOTALS	$36,100,877	 68,274,375	 65,651,086	133,925,461	31,395,283

 (a)  The aggregate cost for Federal income tax purposes is $115,155,869.




               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                        2002          2001         2000

Gross Carrying Cost of Real Estate:

Balance at beginning of period     $127,174,081   115,228,749   106,930,861

Additions during period:
  Other acquisitions                  7,053,480    13,037,271     9,550,781
  Improvements, etc.                          -             -             -
  Other (transfers)                           -             -             -

Deductions during period:
  Cost of real estate sold              302,100             -       742,939
  Other  (abandonments)                       -     1,091,939       509,954

Balance at close of period         $133,925,461   127,174,081   115,228,749

Accumulated Depreciation & Depletion:

Balance at beginning of period     $ 28,934,011    25,968,037    23,676,964

Additions during period:
  Charged to cost & expense           2,532,738     2,965,974     2,535,438

Deductions during period:
  Cost of real estate sold               71,466             -       244,365

Balance at close of period          $31,395,283    28,934,011    25,968,037




28