Form 10-Q
period 2002-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2003-01-30
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2002



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 29, 2003: 3,052,708 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2002


CONTENTS

												   Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets						 1
   Condensed Consolidated Statements of Income					 2
   Condensed Consolidated Statements of Cash Flows				 3
   Notes to Condensed Consolidated Financial Statements			 4

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations					 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks	11

Item 4.  Controls and Procedures                                      11


Part II.  Other Information

Item 1.   Legal Proceedings                                           12

Item 6.   Exhibits and Reports on Form 8-K                            12

Signatures                                                            13

Certifications                                                        14

Exhibit 11.  Computation of Earnings Per Share					21




                               PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)
                                              December 31,        September 30,
                                                   2002                 2002
ASSETS
Current assets:
 Cash and cash equivalents                      $    203                   529
 Accounts receivable (including related
  party of $129 and $107)                          7,709                 7,817
 Less allowance for doubtful accounts               (518)                 (474)
 Prepaid expenses                                  5,653                 2,977
 Other current assets                                664                   641
  Total current assets                            13,711                11,490

Property, plant and equipment, at cost           220,085               209,275
Less accumulated depreciation and
 depletion                                       (71,901)              (70,908)
  Net property, plant and equipment              148,184               138,367

Other assets                                       5,707                 5,606
                                                $167,602               155,463

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable (including related
  party of $37 and $39)                         $  4,684                 5,771
 Accrued liabilities                               4,055                 4,890
 Long-term debt due within one year                1,335                 1,311
  Total current liabilities                       10,074                11,972

Long-term debt                                    62,765                47,290
Deferred income taxes                             10,062                10,062
Accrued insurance reserves                         5,331                 5,331
Other liabilities                                  1,655                 1,648
Commitments and contingencies (Note 7)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                          -                     -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,052,708 and 3,159,008 shares issued
  and outstanding, respectively                      305                   316
 Capital in excess of par value                    9,375                11,748
 Retained earnings                                68,035                67,096
  Total shareholders' equity                      77,715                79,160
                                                $167,602               155,463
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)


                                                        THREE MONTHS ENDED
                             	                           DECEMBER 31,
                                                          2002      2001
Revenues:
  Related party                                        $ 1,367     2,016
  Non-related parties                                   22,675    21,476
                                                        24,042    23,492

Cost of operations                                      19,713    18,425

Gross profit                                             4,329     5,067

Selling, general and
 administrative expenses:
  Related party                                            110       116
  Non-related parties                                    1,867     1,928
                                                         1,977     2,044
Recovery of non-recurring charges
  related to closed subsidiary                             (25)        -

Operating profit                                         2,377     3,023

Interest expense, net                                     (839)     (780)

Income before income taxes                               1,538     2,243
Provision for income taxes                                 600       897

Net income                                              $  938     1,346

Basic earnings per
 common share                                           $  .30       .43

Diluted earnings per
 common share                                           $  .30       .43


Number of shares used in computing:
 Basic earnings per common share                         3,133     3,140

 Diluted earnings per common share                       3,156     3,142

See accompanying notes.






PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (In thousands)
                                    (Unaudited)
                                                             2002		2001
Cash flows from operating activities:
 Net income                                                $   938     1,346
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation, depletion and amortization                  2,995     2,829
   Gain on disposition of real estate, plant
     and equipment                                            (127)        1
   Net changes in operating assets and liabilities:
    Accounts receivable		       				   160     2,957
    Prepaid expenses and other current assets               (2,707)      834
    Assets held for sale                                         -       559
    Accounts payable and accrued liabilities                (1,922)   (2,538)
   Net change in insurance reserves and other
     liabilities                                                 7       (13)
   Other assets, net                                            13         8
Net cash (used in) provided by operating activities           (643)    5,983

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (13,025)   (1,433)
 Additions to other assets                                    (146)     (294)
 Proceeds from sale of real estate held for investment,
  property, plant and equipment, and other assets              372       123
Net cash used in investing activities                      (12,799)   (1,604)

Cash flows from financing activities:
 Proceeds from long-term debt                               25,500    10,200
 Net decrease in short-term debt                                 -    (7,800)
 Repayment of long-term debt                               (10,001)     (240)
 Repurchase of Company stock                                (2,485)      (28)
 Exercise of employee stock options                            102         -

Net cash provided by financing activities                   13,116     2,132

Net (decrease) increase in cash and cash equivalents          (326)    6,511
Cash and cash equivalents at beginning of year	      	   529       440
Cash and cash equivalents at end of the period             $   203     6,951



See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2002
	(Unaudited)

(1) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2002.

Certain reclassifications have been made to the Fiscal 2002 financial statements to conform to the presentation adopted in Fiscal 2003.

(2) Recent Accounting Pronouncements. In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement addresses the accounting for intangible assets. The Company adopted SFAS No. 142 on October 1, 2002 and has determined no impairment of goodwill exists and has ceased amortization. Goodwill amortization in the first quarter of 2002 was $10,000. Included in other assets on the Condensed Consolidated Balance Sheet is goodwill of $1,087,000 in both periods presented.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations regarding the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The Company has adopted the provision of SFAS 143 in the quarter ended December 31, 2002. Although the Company has significant mining assets, all properties are mined by third parties who are contractually responsible for the legal obligations associated with the retirement of the mining properties. As property owner, the Company is ultimately responsible for any obligations arising from the retirement of the mining properties. However, management has concluded that it is not probable that the Company will incur liabilities associated with retirement of the mines.

(3) Business Segments. The Company has identified two business segments, each of which is managed separately along product lines. The Company's operations are substantially in the Southeastern and Mid-Atlantic states.

The transportation segment hauls liquid and dry commodities by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and is developing commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):



                                   Three Months ended
                                         December 31,
                                      2002        2001
Revenues:
   Transportation                    $ 20,666     19,778
   Real estate (a)                      3,376      3,714
                                     $ 24,042     23,492

Operating profit
   Transportation                    $    745      1,282
   Real estate (a)                      1,998      2,094
   Corporate expenses                    (366)      (353)
                                     $  2,377      3,023

Identifiable assets	          December 31, September 30,
                                       2002        2002

   Transportation                    $ 50,341	 47,519
   Real estate                        113,301	105,850
   Cash items                             203	    529
   Unallocated corporate assets         3,767	  1,565
                                     $167,602	155,463

(a)	The three months ended December 31, 2001 includes
revenues of $20,000 and an operating loss of $33,000 from the sale of real estate.









(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                    December 31, September 30,
                                        2002         2002
     Revolving Credit,
       Uncollateralized, payable
       in 2004                       $ 28,300      12,500
     6.5% to 9.5% mortgage note
       payable in installments
       through 2020                    35,800      36,101
                                       64,100      48,601
     Less portion due in one year       1,335       1,311
                                      $62,765      47,290

(5) Agreement to Sell Real Estate. In February 2002, a subsidiary of the Company signed an Agreement to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to Florida Rock Industries, Inc. (FRI), a related party, for $15,000,000. Closing is subject to a title search and surveys and may occur within 45 days of the Company giving notice to FRI to close or, subsequent to June 30, 2003 within 45 days of either party giving notice to close. If FRI fails to close by December 31, 2003, at no fault of the Company, the Company may retain the $100,000 binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement prior to receiving the Company's notice to close if there shall exist or the consummation of the sale would cause a default in the Credit Agreement among FRI and Wachovia Bank, et. al. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel. The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated thereunder. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,772,000 net of income taxes, or $2.46 per diluted share. The tract has been rented to a subsidiary of FRI and the Company received rental income of approximately $650,000 for the 2002 fiscal year.

(6) Repurchase of Company Stock. During the first quarter, the Company repurchased and retired 111,300 shares of its common stock for $2,485,000.

(7) Contingent Liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims that arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management and advice of legal counsel, none of these matters are expected to have a materially adverse effect on the Company's consolidated financial statements.


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

First Quarter Operating Results

For the first quarter of Fiscal 2003, consolidated revenues were $24,042,000, an increase of $550,000 or 2.3% over the same quarter last year.

The transportation segment's revenues for the first quarter increased $888,000 or 4.5% primarily as a result of a 3.9% increase in revenue per mile in the first quarter 2003 over the same quarter last year. Miles hauled were virtually unchanged from last year as new business generated from the May 30, 2002 acquisition of the operating assets of Infinger Transportation, Inc. (Infinger) more than compensated for the loss of a significant customer in the fourth quarter of 2002 and a 5.3% decline in miles hauled in our flatbed division due to lower demand and driver shortages.

Real estate revenues decreased $338,000 or 9.1% for the first quarter of 2003. Revenues from developed leased properties in the Baltimore area increased $153,068 or 8.5%, primarily due to a 7.5% increase in average leased square feet due to building completions in Fiscal 2002 and minimal price increases. The real estate group had no property sales during the first quarter of 2003, compared to $20,000 in property sales in the same quarter last year. Royalties from mining leases decreased $464,000 or 31.8% primarily resulting from completion of mining at two locations during the third quarter of 2002. These mines accounted for approximately 33.8% of mined tons in the first quarter of 2002.

Consolidated gross profit for the first quarter was $4,329,000, a decrease of $738,000 or 14.6% compared to the same period last year. Gross profit in the transportation segment decreased $642,000 or 21.6% as a result of a 14.1% increase in depreciation expense resulting primarily from the Infinger asset additions as well as sharply higher expenses related to risk and health insurance. Gross profit in the real estate segment decreased $96,000 or 4.6% for the first quarter of 2003 due to decreased royalties from mining operations, partially offset by increased gross profits from newly developed commercial properties.

Selling, general and administrative expense decreased $67,000 or 3.3% for the first quarter compared to the same period last year. Selling, general and administrative expense as a percent of consolidated revenues excluding property sales was 8.2% as compared to 8.7% last year.

Interest expense, net of capitalized interest, increased $59,000 for the first quarter due to an increase in the average debt outstanding. The provision for income taxes decreased $297,000 for the first quarter as a result of the decrease in income before income taxes. The provision for income taxes was 39% of income before income taxes in the first quarter of 2003 and 40% in the first quarter of 2002.

Net income was $938,000 or $.30 per diluted share for the first quarter of fiscal 2003 compared to $1,346,000 or $.43 per diluted share for the same quarter last year.

Summary and Outlook

Progress within the Company's real estate development business continues to be encouraging. Demand appears to be continuing for the Company's flexible office warehouse product. However, completion of mining at two locations has reduced royalty revenues and related income.

Excluding volume benefits from the Infinger acquisition, quarter-over-quarter revenue miles for the Company's tank truck business remain modestly lower. The loss of a major customer, changes in tourism and air travel activity and associated decreased demand for petroleum products are challenging. Flatbed freight demand was slow in the quarter ended December 31, 2002 and remains tentative.

Future national and regional economic behavior will govern growth prospects for both real estate and transportation. Operating margins for U.S. domestic trucking will also continue to be challenged by escalating health and liability insurance expenses. Short-term margin pressures may also continue from escalating diesel fuel costs.

Liquidity and Capital Resources

For the first three months of Fiscal 2003, additional borrowings under the $37,000,000 revolving credit agreement
(Revolver) funded the Company's purchase of additional property, plant and equipment of $13,025,000 and the repurchase of Company stock for $2,485,000. At December 31, 2002,
$8,700,000 was available under the Revolver.

In January 2003, the Company obtained a $2,280,000 one-year irrevocable Letter of Credit which will be automatically extended for additional one-year periods unless notified not less than thirty days before the expiration date. The Letter of Credit will replace cash collateral with an insurance company in a like amount which will be used to reduce the outstanding balance under the Revolver.

As of December 31, 2002, the Company is committed to spend an additional $3,303,000 to complete construction of a bulk warehouse which is preleased to a tenant for 15 years. Construction is expected to be completed by October 2003. These expenditures will be financed in the interim from cash flows from operating activities and funds available under the Revolver. The Company has obtained a commitment for a first mortgage loan of $8,500,000 to be secured by this building. The loan which is subject to building completion and other normal conditions is for a period of 15 years with level monthly payments of principal and interest at 5.69%.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first quarter of Fiscal 2003, the Company repurchased 111,300 shares for $2,485,000. In January 2003, an additional $2,500,000 was authorized giving the Company approximately $3,600,000 available for the repurchase of the Company's common stock.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

The Company continues to endeavor to maintain its financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other

A subsidiary of the Company signed an agreement to sell land to FRI, a related party, for $15,000,000. If the sale occurs, the Company will recognize a gain on the sale of approximately
$7,722,000 net of income taxes or $2.46 per diluted share.
Reinvestment of the proceeds from this transaction is expected to facilitate the Company's long-term plan to build and own a portfolio of successful rental properties. For additional information see Note 5 of Notes to Condensed Consolidated
Financial Statements.



During Fiscal 2002, the transportation segment's ten largest customers accounted for approximately 45.5% of the transportation segment's revenue. The loss of one or more of any one of these customers could have an adverse effect on the Company's revenue and income. During the fourth quarter, the Company reported that one of its ten largest customers indicated it is moving a majority of the business it is currently doing with the Company to other carriers. The Company estimates lost revenues from this customer to be approximately 6% of the transportation segment's revenues for Fiscal 2002. The loss of this revenue will have an adverse effect on the Company's operating income, at least in the short term. The Company anticipates this lost revenue will be offset by revenues generated from the acquisition of the operating assets of Infinger Transportation, Inc. which was acquired by the Company on May 30, 2002.

The Company owns two parcels of undeveloped real estate in the southeast quadrant of Washington D.C. on the banks of the Anacostia River and has been working with the District of Columbia Zoning Commission to obtain appropriate zoning for development. In January 2003, the Zoning Commission voted to reconsider the Company's request to submit a modified Planned Unit Development proposal for their approval. For more information on this property see Item 2 of the Company's Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There are no material changes to the disclosures made in Form 10-
K for the fiscal year ended September 30, 2002 with respect to this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As required by Rule 13A-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 to the condensed consolidated financial statements included in this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 18.

(b)	Reports on Form 8-K.  During the three months ended
December 31, 2002, no reports on Form 8-K were filed by the Company.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

January 30, 2003               PATRIOT TRANSPORTATION HOLDING, INC.



                                JOHN E. ANDERSON
                                John E. Anderson
                                President and Chief Executive
                                 Officer


                                RAY M. VAN LANDINGHAM
                                Ray M. Van Landingham
                                Vice President Finance &
                                 Administration and Chief
                                 Financial Officer


                                GREGORY B. LECHWAR
                                Gregory B. Lechwar
                                Controller and Chief
                                 Accounting Officer




CERTIFICATION OF CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER
AND CHIEF ACCOUNTING OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned individuals certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this periodic report of Patriot Transportation Holding, Inc. on Form 10-Q for the quarter ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such periodic report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Patriot Transportation Holding, Inc.




                                      JOHN E. ANDERSON
                                      John E. Anderson
                                      President and Chief Executive
                                       Officer




                                      RAY M. VAN LANDINGHAM
                                      Ray M. Van Landingham
                                      Vice President Finance &
                                       Administration and Chief
                                       Financial Officer




                                      GREGORY B. LECHWAR
                                      Gregory B. Lechwar
                                      Controller and Chief
                                       Accounting Officer





CERTIFICATIONS

I, John E. Anderson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Patriot Transportation
Holding, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: January 30, 2003                   /s/John E. Anderson
                                         President and Chief Executive
                                         Officer




I, Ray M. Van Landingham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Patriot Transportation
Holding, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: January 30, 2003                   /s/Ray M. Van Landingham
                                         Vice President, Finance and
                                         Administration and Chief Financial
                                         Officer





I, Gregory B. Lechwar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Patriot Transportation
Holding, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: January 30, 2003                   /s/Gregory B. Lechwar
                                         Controller and Chief
                                          Accounting Officer









                  PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002
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

(3)(b)(2)		Amendment to the Bylaws of Patriot Transportation Holding,
Inc. adopted August 3, 1994, incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year
ended September 30, 1994.    File No. 33-26115.

(3)(b)(3)		Amendment to the Articles of Incorporation of Patriot
Transportation Holding, Inc. filed with the Secretary of State of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15, 1994. File No. 33-26115.


(4)(a)		Articles III, VII and XII of the Articles of Incorporation of
Patriot Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. And amended Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended
September 30, 1993. And Articles XIII and XIV, incorporated by reference to an appendix filed with the Company's Proxy
Statement dated December 15, 1994. File No. 33-26115.

(4)(b)		Specimen stock certificate of Patriot Transportation Holding,
Inc., incorporated by reference to an exhibit filed with Form
S-4 dated December 13, 1988.   File No. 33-26115.

(4)(c)		Revolving Credit Agreement dated as of January 9, 2002 among
Patriot Transportation Holding, Inc. as Borrower, the Lenders from time to time party hereto and SunTrust Bank as Administrative Agent, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001.
File No. 33-26115.

(4)(d)		The Company and its consolidated subsidiaries have other long-
term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

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

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended
September 30, 1993. File No. 33-26115.

(10)(f)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-
26115.


(10)(g)		Management Security Agreements between the Company and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(h)(1)		Patriot Transportation Holding, Inc. 1989 Employee Stock
Option Plan, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(h)(2)		Patriot Transportation Holding, Inc. 1995 Stock Option Plan,
incorporated by reference to an appendix to the Company's
Proxy Statement dated December 15, 1994.  File No. 33-26115.

(10)(h)(3)		Patriot Transportation Holding, Inc. 2000 Stock Option Plan,
incorporated by reference to an appendix to the Company's
Proxy Statement dated December 15, 1999.  File No. 33-26115.

(10)(i)         	Purchase and Sale Agreement dated February 6, 2002 between
Florida Rock Industries, Inc. and Florida Rock Properties,
Inc., incorporated by reference to an exhibit filed with Form
10-Q for the quarter ended December 31, 2001.  File No. 33-
26115.

(11)	            Computation of Earnings Per Common Share.








20