Form 10-Q
period 2003-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2003-05-09
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ________ No _X______.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003: 3,052,708 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2003


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                             1
   Condensed Consolidated Statements of Income	                     2
   Condensed Consolidated Statements of Cash Flows                   3
   Notes to Condensed Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis					  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks 	14

Item 4.  Controls and Procedures                                    14


Part II.  Other Information

Item 4.   Submission of Matters To a Vote of Security Holders          15
Item 6.   Exhibits and Reports on Form 8-K                          16

Signatures                                                          17

Certifications                                                      22

Exhibit 11 - Computation of Earnings Per Share                      25

Exhibit 99 - Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                            26




                               PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)
                                        	March 31,	      September 30,
                                           	  2003                   2002
ASSETS
Current assets:
 Cash and cash equivalents                      $    687                   529
 Accounts receivable (including related
  party of $316 and $107)                          8,307                 7,817
 Less allowance for doubtful accounts               (539)               (  474)
 Prepaid expenses                                  2,865                 2,977
 Other current assets                                643                   641
  Total current assets                            11,963                11,490

Property, plant and equipment, at cost           218,684               209,275
Less accumulated depreciation and
 depletion                                       (72,269)              (70,908)
  Net property, plant and equipment              146,415               138,367

Other assets                                       5,869                 5,606

Total assets                                    $164,247               155,463

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable (including related
  party of $39 and $39)                         $  3,172                 5,771
 Accrued liabilities                               4,652                 4,890
 Long-term debt due within one year                1,361                 1,311
  Total current liabilities                        9,185                11,972

Long-term debt                                    59,433                47,290
Deferred income taxes                             10,301                10,062
Accrued insurance reserves                         5,331                 5,331
Other liabilities                                  1,660                 1,648
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                          -                     -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,052,708 and 3,159,008 shares issued
  and outstanding, respectively                      305                   316
 Capital in excess of par value                    9,375                11,748
 Retained earnings                                68,657                67,096

  Total shareholders' equity                      78,337                79,160

Total liabilities and shareholders' equity      $164,247               155,463



See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)


                                    THREE MONTHS              SIX MONTHS
                                  ENDED MARCH 31,            ENDED MARCH 31,
                                   2003       2002           2003       2002
Revenues:
  Related parties              $  1,668      2,284           3,275     4,300
  Non-related parties            23,405     20,724          45,840    42,200
                                 25,073     23,008          49,115    46,500

Cost of operations               21,158     18,042          40,870    36,467

Gross profit                      3,915      4,966           8,245    10,033

Selling, general and
 administrative expense:
  Related parties                   110        116             220       232
  Non-related parties             1,900      1,678           3,768     3,606
                                  2,010      1,794           3,988     3,838
Recovery of non-recurring charges
 related to closed subsidiary         -          -             (25)        -

Operating profit                  1,905      3,172           4,282     6,195

Interest expense, net              (886)      (799)         (1,725)   (1,580)

Income before income taxes        1,019      2,373           2,557     4,615
Provision for income taxes          397        949             997     1,846

Net income                      $   622      1,424           1,560     2,769

Basic earnings per
 common share                   $   .20        .45             .50       .88

Diluted earnings per
 common share                   $   .20        .45             .50       .88


Number of common shares used
 in computing:
  Basic earnings per share        3,053      3,139           3,093     3,139

  Diluted earnings per share      3,077      3,168           3,118     3,160

See accompanying notes.







PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (In thousands)
                                    (Unaudited)
                                                             2003	2002
Cash flows from operating activities:
 Net income                                                 $1,560     2,769
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation, depletion and amortization                  5,993     5,484
   Deferred income taxes                                       171       265
   Gain on disposition of real estate, property,
     plant and equipment                                      (124)      (31)
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (416)    1,540
    Prepaid expenses and other current assets                  145     1,483
    Assets held for sale                                         -     1,191
    Accounts payable and accrued liabilities                (2,813)   (1,924)
   Net change in insurance reserve and other
     liabilities                                                12        30
   Other assets, net                                            24        16
Net cash provided by operating activities                    4,552    10,823

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (14,759)   (2,866)
 Additions to other assets                                    (422)     (509)
 Proceeds from sale of property, plant and
  equipment, and other assets                                  977       192
Net cash used in investing activities                      (14,204)   (3,183)

Cash flows from financing activities:
 Proceeds from long-term debt                               32,800    10,200
 Net decrease in short-term debt                                 -    (7,800)
 Repayment of long-term debt                               (20,607)  (10,023)
 Repurchase of Company stock                                (2,485)      (32)
 Exercise of employee stock options                            102        14

Net cash provided by (used in) financing activities          9,810    (7,641)

Net increase (decrease) in cash and cash equivalents           158        (1)
Cash and cash equivalents at beginning of year                 529       440
Cash and cash equivalents at end of the period              $  687       439



See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2003
	(Unaudited)

(1) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company").
 These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2002.

Certain reclassifications have been made to the Fiscal 2002 financial statements to conform to the presentation adopted in Fiscal 2003.

(2) Recent Accounting Pronouncements. In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Asset" (SFAS 142). This statement addresses the accounting for intangible assets. The Company adopted SFAS No. 142 on October 1, 2002 and has determined no impairment of goodwill exists and has ceased amortization. Goodwill amortization in both the first and second quarters of 2002 was $10,000. Included in other assets on the Condensed Consolidated Balance Sheet is goodwill of $1,087,000 in both periods.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations regarding the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The Company adopted the provisions of SFAS 143 in the quarter ended December 31, 2002. Although the Company has significant mining assets, all properties are mined by third parties who are contractually responsible for the legal obligations associated with the retirement of the mining properties. As property owner, the Company is ultimately responsible for any obligations arising from the retirement of the mining properties. However, management has concluded that it is not probable that the Company will incur liabilities associated with retirement of the mines.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 148). The Company has adopted the provisions of SFAS 148 in the second quarter of 2003 and the required disclosures are contained in Footnote 7.

(3) Business Segments. The Company has identified two business segments each of which is managed separately along product lines.
All the Company's operations are substantially in the Southeast and mid-Atlantic states.

The transportation segment hauls liquid and dry commodities by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and is developing commercial and industrial properties.



Operating results and certain other financial data for the Company's business segments are as follows (in thousands):



                       Three Months ended   Six Months ended
                                 March 31,             March 31
                             2003        2002       2003       2002
Revenues:
   Transportation          $21,312     19,181     41,978     38,959
   Real estate (a)           3,761      3,827      7,137      7,541
                           $25,073     23,008     49,115     46,500

Operating profit
   Transportation          $   323      1,263      1,068      2,545
   Real estate (a)           1,978      2,262      3,976      4,356
   Corporate expenses      $  (396)      (353)      (762)      (706)
                           $ 1,905      3,172      4,282      6,195

Identifiable assets:
                                                  March 31,  Sept. 30,
                                                   2003       2002
   Transportation                               $ 47,697	 47,519
   Real estate                                   114,363	105,850
   Cash items                                        687	    529
   Unallocated corporate assets                    1,500	  1,565
                                                $164,247	155,463

(a)	The three months ended March 31, 2003 and 2002 and the six
months ended March 31, 2003 and 2002 include revenues of $65,000, $0, $65,000 and $20,000, respectively, from the sale of real estate and easements. Operating profit (loss) from the sale or disposal of real estate was $65,000, ($10,000), $65,000, and ($43,000) for the three months and six months ended March 31, 2003 and 2002, respectively.

(4)	Long-Term debt. Long-term debt is summarized as follows (in
thousands):
                                      March 31,  September 30,
                                        2003         2002
     Revolving Credit,
       Uncollateralized, payable
       in 2004                       $ 25,300      12,500
     6.5% to 9.5% mortgage note
       payable in installments
       through 2020                    35,494      36,101
                                       60,794      48,601
     Less portion due in one year       1,361       1,311
                                      $59,433      47,290

(5) Agreements to Sell Real Estate. In February 2002, a subsidiary of the Company signed an Agreement to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to Florida Rock Industries, Inc.
(FRI), a related party, for $15,000,000. Closing is subject to a title search and surveys and may occur within 45 days of the Company giving notice to FRI to close or, subsequent to June 30, 2003 within 45 days of either party giving notice to close. If FRI fails to close by December 31, 2003, at no fault of the Company, the Company may retain the $100,000 binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement prior to receiving the Company's notice to close if there shall exist or the consummation of the sale would cause a default in the Credit Agreement among FRI and Wachovia Bank, et. al. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel. The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated thereunder. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,772,000 net of income taxes, or $2.49 per diluted share. The tract has been rented to a subsidiary of FRI and the Company received rental income of approximately $650,000 for the 2002 fiscal year.

In April, 2003, the Company announced that a subsidiary has agreed to sell 796 acres of land located in St. Mary's County, Maryland to Florida Rock Industries, Inc. (FRI), a related party, for $1,836,000. FRI has 120 days to inspect and investigate the property and may, in its sole discretion, terminate the Agreement during the inspection period without penalty. If the Agreement is not terminated during the inspection period or valid extensions thereof, closing is to occur no later than December 15, 2003. The Agreement was approved by a committee of independent directors of the Company after receipt of an appraisal and consultation with management. If this transaction closes, the Company will recognize a gain on the sale of approximately $647,000 net of income taxes, or $.21 per diluted common share.

On May 7, 2003, the Company announced that a subsidiary has agreed to sell a 935 acre parcel of property in Miami, Florida to FRI, a related party, for $1,638,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track right-of-ways. The closing of the sale is subject to a definitive agreement with closing to occur no later than December 15, 2003. The terms of the agreement were approved by the Company's Audit Committee which is comprised of independent directors of the Company after considering among other factors, the terms of the existing lease agreement and consultation with management. If this transaction closes, the Company will recognize a gain of approximately $999,000, net of income taxes, or $.32 per diluted common share.

(6) Repurchase of Company Stock. During the first quarter of Fiscal 2003, the Company repurchased and retired 111,300 shares of its common stock for $2,485,000.

(7) Stock-Based Compensation Plan. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for
Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.
                         Three Months ended	Six Months ended
                                 March 31,             March 31,
                              2003       2002       2003       2002

Net income, as reported    $   622      1,424      1,560      2,769

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects            136         72        294        182
Pro forma net income       $   486      1,352      1,266      2,587

Earnings per share:
   Basic-as reported       $   .20        .45        .50        .88

   Basic-pro forma         $   .16        .43        .41        .82

(8) Contingent Liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims that arise in the normal course of business.
The Company has retained certain self-insurance risks with respect
to losses for third party liability and property damage.   In the
opinion of management and advice of legal counsel, none of these matters are expected to have a materially adverse effect on the Company's consolidated financial statements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Three Months Operating Results

For the second quarter of Fiscal 2003, consolidated revenues were $25,073,000, an increase of $2,065,000 or 9.0% over the same quarter last year.
The transportation segment's revenues for the second quarter of Fiscal 2003 were $21,312,000, an increase of $2,131,000 or 11.1%
over the same quarter last year. Approximately 60% of this increase was a result of a 6.2% increase in miles hauled in the second quarter of 2003 over the same quarter last year. The balance of the increase was due to significantly higher fuel surcharges billed to mitigate rising fuel costs. The increase in miles hauled resulted primarily from new business generated from the May 30, 2002 acquisition of the operating assets of Infinger Transportation, Inc. (Infinger).
Real estate revenues were $3,761,000 for the second quarter of Fiscal 2003, a decrease of $66,000 or 1.7% from the second quarter of Fiscal 2002. Royalties from mining contracts decreased $391,000 or 21.9% primarily resulting from completion of mining at two locations during the third quarter of 2002. Revenues from flex office-warehouse properties increased $260,000 or 12.7%, primarily due to a 7.6% increase in average leased square feet and, to a lesser extent, minimal price increases. The real estate group had property sales of $65,000 in the second quarter of 2003 and had no property sales in the second quarter of 2002.
Consolidated gross profit for the second quarter of 2003 was $3,915,000, a decrease of $1,051,000 or 21.2% from the second quarter of last year. Gross profit in the transportation segment decreased $767,000 or 28.4% as a result of higher fuel costs per mile, net of fuel surcharges, and an 18.2% increase in overall fixed expenses. The increase in fixed expenses was due to higher depreciation expense resulting from the Infinger asset additions and a newer trucking fleet as well as sharply higher expenses related to risk insurance programs.
Gross profit in the real estate segment decreased $284,000 or 12.6% from the second quarter of 2002 due to decreased royalties from mining operations, partially offset by additional gross profit from newly developed commercial properties.
Selling, general and administrative expense increased $216,000 or 12.0% for the second quarter of 2003 compared to the same period last year. The increase is primarily attributed to a benefit in the second quarter of last year of $180,000 related to the recovery of a closed subsidiary's accounts receivable in excess of amounts anticipated. On a comparative basis, selling, general and administrative expenses, exclusive of the 2002 benefit, as a percent of consolidated revenues excluding property sales, was 8.0% as compared to 8.6% last year.
Interest expense, net of capitalized interest, increased $87,000 for the second quarter due to an increase in the average debt outstanding. The provision for income taxes was 39% of income before taxes in the second quarter of 2003 and 40% in the second quarter of 2002.
Net income was $622,000 or $.20 per diluted share for the second quarter of Fiscal 2003 compared to $1,424,000 or $.45 per diluted share for the same quarter last year.
Six Months Operating Results.
For the first half of Fiscal 2003, consolidated revenues were $49,115,000, an increase of $2,615,000 or 5.6% over the same period last year.
The transportation segment's revenues for the first half of Fiscal 2003 were $41,978,000, an increase of $3,019,000 or 7.7% over the same period last year. Approximately two-thirds of this increase resulted from a 3.4% increase in miles hauled due to the Infinger acquisition on May 30, 2002, partially offset by the loss of a major customer. The balance of the increase was primarily due to higher fuel surcharges as a result of rising fuel costs.
Real estate revenues were $7,137,000 for the first half of 2003, a decrease of $404,000 or 5.4% from the first half of 2002. Royalties from mining contracts decreased $861,000 or 23.4% primarily resulting from completion of mining at two locations during the third quarter of 2002. Revenues from flex office-warehouse properties increased $412,000 or 10.7%, primarily due to a 7.5% increase in average leased square feet and, to a lesser extent, price increases. Property sales were $65,000 in the first half of 2003 as compared to property sales of $20,000 during the first half of 2002.
Consolidated gross profit decreased $1,788,000 or 17.8% for the first half as compared to the same period last year. Gross profit in the transportation segment decreased $1,407,000 or 24.8% as a result of higher fuel costs per mile, net of fuel surcharges, and a 16.3% increase in overall fixed expenses. The increase in fixed expenses was due to higher depreciation expense resulting from the Infinger asset additions and a newer trucking fleet and sharply higher expenses related to risk insurance programs.
Gross profit in the real estate segment decreased $381,000 or 8.7% from the first half of 2002 due to decreased royalties from mining operations, partially offset by additional gross profits from newly developed commercial properties.
Selling, general and administrative expense increased $150,000 or 3.9% for the first half of 2003 compared to the same period last year. The increase is primarily attributed to a benefit in the first half of last year of $180,000 related to the recovery of a closed subsidiary's accounts receivable in excess of amounts anticipated recorded in the first half of 2002. A similar benefit of $41,000 was recorded in the first quarter of 2003. On a comparative basis, selling, general and administrative expenses, exclusive of these benefits, as a percent of consolidated revenues excluding property sales was 8.2% compared to 8.6% last year. Interest expense, net of capitalized interest, increased $145,000 for the first half due to an increase in the average debt outstanding. The provision for income taxes was 39% of income before taxes in the first half of 2003 and 40% in the first half of 2002.
Net income was $1,560,000 or $.50 per diluted share for the first half of Fiscal 2003 compared to $2,769,000 or $.88 per diluted share for the same period last year.

Summary and Outlook

The Company's real estate development has continued to benefit from the prevailing low interest rate environment. Though demand for the Company's flexible office-warehouse product softened somewhat in some sub-markets, overall occupancy has remained encouraging. Additional real estate development momentum appears favorable.

A contrasting scenario has remained for the Company's trucking operations. Supply concerns about the war in Iraq pushed average diesel fuel prices up to record highs by early March compared to the same period a year earlier. Fuel price escalation occurred so rapidly that aggressive fuel price surcharges by the Company still could not fully offset this impact. Weakened freight demand from a still-struggling national and regional economy contributed to challenges for efficient equipment utilization. Fuel prices have recently abated with the end of the Iraqi conflict. On the other hand, liability and health insurance costs remain on an upward trend. Therefore significant profit margin progress from better utilization and firmer freight rates will still hinge on improved national and regional economic health.

Liquidity and Capital Resources

For the first six months of Fiscal 2003, a combination of operating cash flow and additional borrowings under the $37,000,000 revolving credit agreement (Revolver) funded the Company's purchase of additional property, plant and equipment of $14,759,000 and the repurchase of Company stock for $2,485,000. At March 31, 2003, $11,700,000 was available under the Revolver.

In January 2003, the Company obtained a $2,280,000 one-year irrevocable Letter of Credit which will be automatically extended for additional one-year periods unless notified not less than thirty days before the expiration date. The Letter of Credit replaced cash collateral with an insurance company in a like amount which was used to reduce the outstanding balance under the Revolver.

As of March 31, 2003, the Company is committed to spend an additional $4,788,000 to complete construction of a bulk warehouse which is preleased to a tenant for 15 years. Construction is expected to be completed by October 2003. These expenditures will be financed in the interim from cash flows from operating activities and funds available under the Revolver. The Company has obtained a commitment for a first mortgage loan of $8,500,000 to be collateralized by this building. The loan which is subject to building completion and other normal conditions is for a period of 15 years with level monthly payments of principal and interest at 5.69%.

The Company also obtained a commitment for a first mortgage loan of $4,600,000 to be secured by another building. This loan which is expected to close by early June, 2003, is for a period of 20 years with level monthly payments of principal and interest at an initial rate of 5.68%. The proceeds will be used to reduce balances outstanding under the Company's Revolver.

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

Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements and debt service.

Related Party Transactions

Five of the Company's directors are also directors of Florida Rock Industries, Inc. ("FRI"). Such directors owned approximately 27.6% of the stock of FRI and 46.6% of the stock of the Company. Accordingly, FRI and the Company are considered related parties.

The Company, through its transportation subsidiaries, hauls commodities in tank trucks for FRI and customers of FRI. It also hauls diesel fuel and other supplies for FRI. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties and provides construction management services to FRI. In addition, the Company outsources certain functions to FRI, including some administrative, human resources, legal and risk management services.

A subsidiary of the Company signed an agreement to sell land to FRI for $15,000,000. If the sale occurs, the Company will recognize a gain on the sale of approximately $7,722,000 net of income taxes or $2.48 per diluted share. Reinvestment of the proceeds from this transaction is expected to facilitate the Company's long-term plan to build and own a portfolio of successful rental properties. A subsidiary of the Company has also agreed to sell two other parcels of land to FRI for $1,836,000 and $1,638,000, respectively. If these sales occur, the Company will recognize a gain, net of income taxes, of $647,000 or $.21 per share and $999,000 or $.32 per share, respectively. For additional information see Note 5 of Notes to Condensed Consolidated Financial Statements.



Other

During Fiscal 2002, the transportation segment's ten largest customers accounted for approximately 45.5% of the transportation segment's revenue. The loss of one or more of any one of these customers could have an adverse effect on the Company's revenue and income. During the fourth quarter of fiscal 2002, the Company reported that one of its ten largest customers indicated it is moving a majority of the business it is currently doing with the Company to other carriers. The Company estimates lost revenues from this customer to be approximately 6% of the transportation segment's revenues for Fiscal 2002. The loss of this revenue will have an adverse effect on the Company's operating income, at least in the short term. The Company anticipates this lost revenue will be offset by revenues generated from the acquisition of the operating assets of Infinger Transportation, Inc. which was acquired by the Company on May 30, 2002.

The Company owns two parcels of undeveloped real estate in the southeast quadrant of Washington D.C. on the banks of the Anacostia River and has been working with the District of Columbia Zoning Commission to obtain appropriate zoning for development. In 2003, the Zoning Commission granted preliminary approval of the size and scope of a proposed Planned Unit Development (PUD) and gave the Company until May of 2004 to submit modified drawings that would conform to the approved design guidelines. The design guidelines provide for a maximum allowable commercial development of 625,000 square feet and a minimum residential development of 440,000 square feet. If approval of the redesign is obtained, the Company will have an additional two years to begin development of the site in accordance with the approved PUD. For more information on this property see Item 2 of the Company's Annual Report on Form 10-K.


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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13A-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The evaluation conducted by the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On February 5, 2003, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown.

                      Term       Votes       Votes        Broker/
                      Ending     For         Withheld     Non-Votes
H. Jay Skelton         2004      2,798,175       107          -
Francis X. Knott       2007      2,798,172       110          -
James H. Winston       2007      2,798,172       110          -
Robert H. Paul III     2007      2,701,372    96,910          -

The directors whose terms of office as a director have continued after the meeting are John D. Baker, II, Luke E. Fichthorn, III,
John E. Anderson, David H. deVilliers, Jr., Edward L. Baker,
Thompson S. Baker II, and Martin E. Stein, Jr.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 18.

(b)	Reports on Form 8-K.  During the three months ended
March 31, 2003, no reports on a Form 8-K were filed by the Company.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2003			     PATRIOT TRANSPORTATION HOLDING, INC.



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
	FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
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
2002 among Patriot Transportation Holding, Inc. as
Borrower, the Lenders from time to time party thereto and SunTrust Bank as Administrative Agent, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001.
File No. 33-26115.

(4)(d)		The Company and its consolidated subsidiaries have
other long-term debt agreements which do not exceed
10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(4)(e)		Rights Agreement, dated as May 5, 1999 between the
company and First Union National Bank, incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No. 33-26115.

(10)(a)		Various lease backs and mining royalty agreements
with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated
September 1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit
(10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986, from
Florida Rock Industries, Inc. to Florida Rock &
Tank Lines, Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(c)		Mining Lease Agreement, dated September 1, 1986,
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
33-26115.

(10)(e)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1989 Employee
Stock Option Plan, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994.  File No. 33-26115.

(10)(g)(3)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(h)         	Purchase and Sale Agreement dated February 6, 2002
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001.

(11)	           Computation of Earnings Per Common Share.

(99)            	Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


Date: May 9, 2003                       /s/John E. Anderson
                                     President and Chief Executive
                                          Officer
CERTIFICATIONS

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

Date: May 9, 2003                       /s/Ray M. Van Landingham
                                     Vice President, Finance and
                                         Administration and Chief
                                         Financial Officer
CERTIFICATIONS

I, Gregory B. Lechwar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Patriot
Transportation Holding, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                       /s/Gregory B. Lechwar
                                        Controller and Chief
                                         Accounting Officer






24