Form 10-Q
period 2003-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2003-08-07
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2003



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES___ NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2003: 2,932,708 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2003


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  14

Item 4.  Controls and Procedures                                      14


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                            15

Signatures                                                            16

Exhibit 11  Computation of Earnings Per Share                         21

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               22

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              25


                               PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)
                                            	June 30,		September 30,
                                              	  2003			2002
ASSETS
Current assets:
 Cash and cash equivalents                      $  1,572                  529
 Accounts receivable (including related
  party of $459 and $107)                          7,881                7,817
 Less allowance for doubtful accounts               (552)                (474)
 Prepaid expenses                                  2,501                2,977
 Other current assets                                912                  641
  Total current assets                            12,314               11,490

Property, plant and equipment, at cost           221,082              209,275
Less accumulated depreciation and
 depletion                                       (74,809)             (70,908)
  Net property, plant and equipment              146,273              138,367

Other assets                                       5,832                5,606

Total assets                                    $164,419              155,463


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable (including related
  party of $0 and $39)                          $  2,577                5,771
 Accrued liabilities                               6,150                4,890
 Long-term debt due within one year                1,518                1,311
  Total current liabilities                       10,245               11,972

Long-term debt                                    60,692               47,290
Deferred income taxes                             10,069               10,062
Accrued insurance reserves                         5,331                5,331
Other liabilities                                  1,722                1,648
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                         -                    -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,932,708 and 3,159,008 shares issued
  and outstanding, respectively                      293                  316
 Capital in excess of par value                    6,064               11,748
 Retained earnings                                70,003               67,096

  Total shareholders' equity                      76,360               79,160

Total liabilities and shareholders' equity      $164,419              155,463

See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)


                                  THREE MONTHS               NINE MONTHS
                             	ENDED JUNE 30,	           ENDED JUNE 30,
                                   2003       2002            2003     2002
Revenues:
  Related parties              $  2,034      1,335           5,309     5,349
  Non-related parties            24,997     23,541          70,837    66,026
                                 27,031     24,876          76,146    71,375

Cost of operations               21,913     19,418          62,783    55,884

Gross profit                      5,118      5,458          13,363    15,491

Selling, general and
 administrative expenses:
  Related parties                   110        116             330       232
  Non-related parties             1,908      2,010           5,676     5,732
                                  2,018      2,126           6,006     5,964

Recovery of non-recurring charges
 related to closed subsidiary        (5)      (100)            (29)     (100)

Operating profit                  3,105      3,432           7,386     9,627

Interest expense, net              (899)      (803)         (2,623)   (2,382)

Income before income taxes        2,206      2,629           4,763     7,245
Provision for income taxes          860      1,052           1,857     2,898

Net income                      $ 1,346      1,577           2,906     4,347

Basic earnings per
 common share                   $   .45        .50             .95      1.38

Diluted earnings per
 common share                   $   .44        .50             .94      1.37


Number of shares used in computing:
 Basic earnings per share         3,015      3,145           3,067     3,141

 Diluted earnings per share       3,054      3,178           3,098     3,166

See accompanying notes.







PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (In thousands)
                                    (Unaudited)
                                                             2003		2002

 Cash flows from operating activities:
 Net income                                                 $2,906     4,347
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation, depletion and amortization                  8,963     8,182
   Deferred income taxes                                      (289)     (273)
   Gain on disposition of real estate, property,
     plant and equipment                                      (100)     (251)
   Net changes in operating assets and liabilities:
    Accounts receivable                                         23     2,465
    Prepaid expenses and other current assets                  468     1,716
    Assets held for sale                                         -     1,191
    Accounts payable and accrued liabilities                (1,910)    2,266
   Net change in insurance reserve and other
     liabilities                                                74       123
   Other assets, net                                            47        31
Net cash provided by operating activities                   10,182    19,797

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (17,657)  (10,678)
 Additions to other assets                                    (502)     (726)
 Proceeds from sale of property, plant and
  Equipment, and other assets                                1,117       562
Net cash used in investing activities                      (17,042)  (10,842)

Cash flows from financing activities:
 Proceeds from long-term debt                               50,400    10,200
 Net decrease increase in short-term debt                        -    (7,800)
 Repayment of long-term debt                               (36,791)  (11,779)
 Repurchase of Company stock                                (6,118)      (31)
 Exercise of employee stock options                            412       123

Net cash provided by (used in) financing activities          7,903    (9,287)

Net increase (decrease) in cash and cash equivalents         1,043      (332)
Cash and cash equivalents at beginning of year                 529       440
Cash and cash equivalents at end of the period              $1,572       108



See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2003
	(Unaudited)

(1) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2002.

(2) Recent Accounting Pronouncements. In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS
142). This statement addresses the accounting for intangible assets. The Company adopted SFAS No. 142 on October 1, 2002 and has determined no impairment of goodwill exists and has ceased amortization. Goodwill amortization in the third quarter and first nine months of 2002 was $10,000 and $30,000, respectively. Included in other assets on the Condensed Consolidated Balance Sheet is goodwill of $1,087,000 in both periods.

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

In May 2003, the Financial Accounting Standards Board issued FASB Statement No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The Company does not expect SFAS 150 to have any impact on its financial Statements.

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



Operating results and certain other financial data for the Company's business segments are as follows (in thousands):



                         Three Months ended     Nine Months ended
                                 June 30,               June 30,
                            2003         2002       2003       2002
Revenues:
   Transportation           23,079     21,280     65,057     60,239
   Real estate (a)           3,952      3,596     11,089     11,136
                            27,031     24,876     76,146     71,375

Operating profit
   Transportation              967      1,748      2,035      4,293
   Real estate (b)           2,486      2,036      6,462      6,392
   Corporate expenses         (348)      (352)    (1,111)    (1,058)
   Operating profit          3,105      3,432      7,386      9,627

Identifiable assets                            June 30,     Sept 30,
                                                 2003         2002
   Transportation                              $ 45,540      47,519
   Real estate                                  115,658     105,850
   Cash items                                     1,572         529
   Unallocated corporate assets                   1,649       1,565
                                               $164,419     155,463

(a)	The three months ended June 30, 2003 and 2002 and the nine
months ended June 30, 2003 and 2002 include revenues of
$3,000, $199,000, $68,000 and $219,000, respectively, from
the sale of real estate.
(b)	Operating profit from the sale or disposal of real estate
was ($18,000), $153,000, $47,000 and $110,000 for the three
months and the nine months ended June 30, 2003 and 2002, respectively.

(4)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                      June 30,   September 30,
                                        2003         2002
     Revolving Credit,
       Uncollateralized, payable
       in 2004                       $ 22,500      12,500
     5.7% to 9.5% mortgage note
       payable in installments
       through 2020                    39,710      36,101
                                       62,210      48,601
     Less portion due in one year       1,518       1,311
                                      $60,692      47,290

(5) Agreements to Sell Real Estate. In February 2002, a subsidiary of the Company signed an Agreement to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to Florida Rock Industries, Inc. (FRI), a related party, for $15,000,000. Closing is subject to a title search and surveys and may occur within 45 days of the Company giving notice to FRI to close or, subsequent to June 30, 2003 within 45 days of either party giving notice to close. If FRI fails to close by December 31, 2003, at no fault of the Company, the Company may retain the $100,000 binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement prior to receiving the Company's notice to close if there shall exist or the consummation of the sale would cause a default in the Credit Agreement among FRI and Wachovia Bank, et. al. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel. The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated thereunder. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,772,000 net of income taxes, or $2.52 per diluted share. The tract is being rented to a subsidiary of FRI and the Company has received rental income of approximately $488,000 for the nine months ended June 30, 2003.

In April, 2003, the Company announced that a subsidiary has agreed to sell 796 acres of land located in St. Mary's County, Maryland to FRI for $1,836,000. FRI has 120 days to inspect and investigate the property and may, in its sole discretion, terminate the Agreement during the inspection period without penalty. If the Agreement is not terminated during the inspection period or valid extensions thereof, closing is to occur no later than December 15, 2003. The Agreement was approved by a committee of independent directors of the Company after receipt of an appraisal and consultation with management. If this transaction closes, the Company will recognize a gain on the sale of approximately $647,000 net of income taxes, or $.21 per diluted common share.

On May 7, 2003, the Company announced that a subsidiary has agreed to sell a 935 acre parcel of property in Miami, Florida to FRI for $1,638,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track right-of-ways. The closing of the sale is subject to a definitive agreement with closing to occur no later than December 15, 2003. The terms of the agreement were approved by the Company's Audit Committee which, is comprised of independent directors, after considering, among other factors, the terms of the existing lease agreement and consultation with management. If this transaction closes, the Company will recognize a gain of approximately $999,000, net of income taxes, or $.32 per diluted common share.

(6) Repurchase of Company Stock. During the first quarter of Fiscal 2003, the Company repurchased and retired 111,300 shares of its common stock for $2,485,000. In the third quarter, the Company repurchased and retired 135,000 shares of its common stock for $3,633,000. As of August 6, 2003, the Board of Directors has authorized Management to repurchase $3,000,000 of the Company's common stock.

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

                          Three Months ended	 Nine Months ended
                                 June 30,               June 30,
                              2003       2002       2003       2002

Net income, as reported    $ 1,346      1,577      2,906      4,347

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects            129         87        423        269
Pro forma net income       $ 1,217      1,490      2,483      4,078

Earnings per share:
   Basic-as reported       $   .45        .50        .95       1.38

   Basic-pro forma         $   .41        .47        .81       1.30

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Three Months Operating Results

For the third quarter of Fiscal 2003, consolidated revenues were $27,031,000, an increase of $2,155,000 or 8.7% over the same quarter last year.
The transportation segment's revenues for the third quarter of Fiscal 2003 were $23,079,000, an increase of $1,799,000 or 8.5%
over the same quarter last year. Approximately $1,375,000 of this increase was a result of a 6.7% increase in miles hauled in the third quarter of 2003 over the same quarter last year. The balance of the increase was primarily due to higher fuel surcharges billed to mitigate rising fuel costs. The increase in miles hauled resulted primarily from new business generated from the May 30, 2002 acquisition of the operating assets of Infinger Transportation, Inc. (Infinger) and a 9.8% increase in miles in the flatbed operations, from the same quarter last year.
Real estate revenues were $3,952,000 for the third quarter of Fiscal 2003, an increase of $356,000 or 9.9% from the third quarter of Fiscal 2002. Royalties from mining contracts increased $483,000 or 56.0% primarily resulting from a 31.3% increase in tons mined and an increase in average royalty per ton mined as compared to the same quarter last year. Revenues from flex office-warehouse properties increased $56,000 or 2.7%, primarily due to an 8.2% increase in average leased square feet and minimal price increases. The real estate group had property sales of $3,000 in the third quarter of 2003 compared to property sales of $199,000 in the third quarter of 2002.
Consolidated gross profit for the third quarter of 2003 was $5,118,000, a decrease of $340,000 or 6.2% from the third quarter of last year. Gross profit in the transportation segment decreased $790,000 or 23.1% primarily due to higher risk insurance premiums and claims expense related to prior years' workers compensation occurrences. Additionally, depreciation expense is higher as a result of the Infinger asset additions and a newer trucking fleet. Gross profit in the real estate segment increased $450,000 or 22.1% from the third quarter of 2002 due to increased royalties from mining operations and improved gross profit from developed properties, partially offset by reduced profit from property sales. Selling, general and administrative expense decreased $108,000 or 5.1% for the third quarter of 2003 compared to the same period last year. Selling, general and administrative expenses, as a percent of consolidated revenues excluding property sales, was 7.5% as compared to 8.6% last year.
Interest expense, net of capitalized interest, increased $96,000 for the third quarter due primarily to an increase in the average debt outstanding. The provision for income taxes was 39% of income before taxes in the third quarter of 2003 and 40% in the third quarter of 2002.
Net income was $1,346,000 or $.44 per diluted share for the third quarter of Fiscal 2003 compared to $1,577,000 or $.50 per diluted share for the same quarter last year.
Nine Months Operating Results.
For the nine months of Fiscal 2003, consolidated revenues were $76,146,000, an increase of $4,771,000 or 6.7% over the same period last year.
The transportation segment's revenues for the nine months of Fiscal 2003 were $65,057,000, an increase of $4,818,000 or 8.0% over the same period last year. Approximately $2,771,000 of this increase resulted from a 4.5% increase in miles hauled primarily due to the Infinger acquisition on May 30, 2002, partially offset by the loss of a major customer. The balance of the increase was primarily due to higher fuel surcharges as a result of rising fuel costs.
Real estate revenues were $11,089,000 for the first nine months of 2003, a decrease of $47,000 or 0.4% from the first nine months of 2002. Royalties from mining contracts decreased $365,000 or 7.3% primarily resulting from completion of mining at two locations during the third quarter of 2002. Revenues from flex office-warehouse properties increased $468,000 or 7.9%, primarily due to a 7.9% increase in leased square feet and modest price increases. Property sales were $68,000 in the nine months of 2003 as compared to property sales of $219,000 during the nine months of 2002. Consolidated gross profit decreased $2,128,000 or 13.7% for the nine months as compared to the same period last year. Gross profit in the transportation segment decreased $2,198,000 or 24.2% as a result of higher fuel costs per mile and higher risk insurance premiums and claims expense related to prior years' workers compensation occurrences. Additionally, depreciation expense was higher as a result of the Infinger asset additions and a newer trucking fleet.
Gross profit in the real estate segment increased $70,000 or 1.1% from the nine months of 2002 due to a $458,000 increase in gross profit from newly developed properties, which was mostly offset by decreased royalties from mining operations.
Selling, general and administrative expense increased $42,000 or 0.7% for the nine months of 2003 compared to the same period last year. The increase is primarily attributed to a benefit in the first nine months of last year of $177,000 related to the recovery of a closed subsidiary's accounts receivable in excess of amounts anticipated. A similar benefit of $49,000 was recorded in the first nine months of 2003. On a comparative basis, selling, general and administrative expenses, exclusive of these benefits, as a percent of consolidated revenues excluding property sales was 8.0% compared to 8.6% last year.
Interest expense, net of capitalized interest, increased $241,000 for the nine months due to an increase in the average debt outstanding. The provision for income taxes was 39% of income before taxes in the first nine months of 2003 and 39% in the first nine months of 2002.
Net income was $2,906,000 or $.94 per diluted share for the first nine months of 2003 compared to $4,347,000 or $1.37 per diluted share for the same period last year.

Summary and Outlook

The Company's real estate development operations have continued to benefit from a favorable national interest rate environment and encouraging tenant occupancy. Positive market acceptance continues for the Company's flexible office-warehouse product, implying further development expansion.

Overall freight demand for the Company's transportation group has gradually strengthened, though still somewhat muted in markets served by the tank truck operations as an uncertain national economy has dampened travel and resulting fuel consumption. Freight rate increases and improved efficiencies from equipment utilization will both be pursued to offset chronic increases in risk and health insurance expenses.

Liquidity and Capital Resources

For the first nine months of Fiscal 2003, a combination of operating cash flow, additional long term debt, and borrowings under the $37,000,000 revolving credit agreement (Revolver) funded the Company's purchase of additional property, plant and equipment of $17,657,000 and the repurchase of Company stock for $6,118,000. At June 30, 2003, $14,500,000 was available under the Revolver.

As of June 30, 2003, the Company is committed to spend an additional $2,731,000 to complete construction of a bulk warehouse which is preleased to a tenant for 15 years. Construction is expected to be completed by October 2003. These expenditures will be financed in the interim from cash flow from operating activities and funds available under the Revolver. The Company has obtained a commitment for a first mortgage loan of $8,500,000 to be collateralized by this building. The loan which is subject to building completion and other normal conditions is for a period of 15 years with level monthly payments of principal and interest at 5.69%. The proceeds will be used to reduce amounts owed on the Revolver.

During the third quarter of 2003, a subsidiary of the Company obtained a first mortgage loan in the amount of $4,600,000 collateralized by a building. The loan is for a period of 20 years with level monthly payments of principal and interest at 5.68%. The proceeds were used to reduce amounts owed on the Revolver.

In January 2003, the Company obtained a $2,280,000 one-year irrevocable Letter of Credit which will be automatically extended for additional one-year periods unless notified not less than thirty days before the expiration date. The Letter of Credit replaced cash collateral with an insurance company in a like amount which was used to reduce the outstanding balance under the Revolver.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During Fiscal 2003, the Company repurchased 246,300 shares of its common stock for $6,118,000. On August 6, 2003 the Board of Directors increased the current authorization to repurchase the Company's common stock up to $3,000,000.

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

Related Party Transactions

Five of the Company's directors are also directors of Florida Rock Industries, Inc. ("FRI"). Such directors own approximately 27.6% of the stock of FRI and 46.6% of the stock of the Company.
Accordingly, FRI and the Company are considered related parties.

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

A subsidiary of the Company signed an agreement to sell land to FRI for $15,000,000. If the sale occurs, the Company will recognize a gain on the sale of approximately $7,722,000 net of income taxes or $2.52 per diluted share. A subsidiary of the Company has also agreed to sell two other parcels of land to FRI for $1,836,000 and $1,638,000, respectively. Reinvestment of the proceeds from these transactions is expected to facilitate the Company's long-term plan to build and own a portfolio of successful rental properties. If these sales occur, the Company will recognize a gain, net of income taxes, of $647,000 or $.21 per share and $999,000 or $.32 per share, respectively. For additional information see Note 5 of Notes to Condensed Consolidated Financial Statements.


Other

During Fiscal 2002, the transportation segment's ten largest customers accounted for approximately 45.5% of the transportation segment's revenue. The loss of one or more of any one of these customers could have an adverse effect on the Company's revenue and income. During the fourth quarter of Fiscal 2002, the Company reported that one of its ten largest customers indicated it was moving a majority of the business it was doing with the Company to other carriers. The Company estimates lost revenues from this customer to be approximately 6% of the transportation segment's revenues for Fiscal 2002. The loss of this revenue has had an adverse effect on the Company's operating income in 2003, but has been mostly offset by additional revenues from existing and new customers as well as revenue generated from the acquisition of the operating assets of Infinger on May 30, 2002.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISKS

There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2002 with respect to this item.

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

(b)	Reports on Form 8-K.  On April 29, 2003, the Company
filed a Form 8-K reporting under Item 7, a press release announcing its earnings for the second quarter of 2003.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2003			  PATRIOT TRANSPORTATION HOLDING, INC.



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
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003
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

(10)(f)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1989 Employee
Stock Option Plan, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994.  File No. 33-26115.

(10)(g)(3)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(h)         	Purchase and Sale Agreement dated February 6, 2002
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001. File No. 33-26115.

(10)(i)         	Purchase and Sale Agreement dated May 7, 2003
between Maryland Rock Industries, Inc. and Florida
Rock Industries, Inc. and Florida Rock Properties,
Inc.

(11)	           Computation of Earnings Per Common Share.

(31)(a)         	Certification of John E. Anderson.

(31)(b)         	Certification of Ray M. Van Landingham.

(31)(c)         	Certification of Gregory B. Lechwar.

(32)            	Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





20