Form 10-K
period 2003-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2003-12-24
CIK 844059

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2003
	OR
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

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act). Yes         No   X

At December 8, 2003 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $47,493,379. At such date there were 2,934,108 shares of the registrant's stock outstanding.

	Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2003 Annual
Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement dated December 31, 2003 are incorporated by reference in Part III.



                             PART I

Item 1. BUSINESS.

Patriot Transportation Holding, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses.

The Company's transportation business is conducted through two wholly owned subsidiaries, Florida Rock & Tank Lines, Inc. ("Tank Lines"), and SunBelt Transport, Inc. ("SunBelt"). Tank Lines is a Southeastern U.S. based transportation company concentrating in the hauling of primarily petroleum related liquids and other liquids and dry bulk commodities by tank trucks. SunBelt serves the flatbed portion of the trucking industry in the Southeast, Midwest and Mid-Atlantic states, hauling primarily construction materials. A third transportation subsidiary, Patriot Transportation, Inc. ("PTI") closed operations in September 2001.

The Company's real estate activities are conducted through several wholly owned subsidiaries. Florida Rock Properties, Inc. ("Properties") owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"), a related party. FRI accounted for approximately 39% of the Company's real estate revenues for Fiscal 2003. Properties also holds certain other real estate for investment. FRP Development Corp. ("Development") owns, manages and develops commercial warehouse/office rental properties near Baltimore, Maryland. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company has two business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2003 Annual Report to Shareholders and is incorporated herein by reference.

Revenues from royalties and from a portion of the trucking operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.

Transportation. Tank Lines is engaged in hauling primarily petroleum related liquids and other liquid and dry bulk commodities by tank trucks. SunBelt is engaged primarily in hauling building and construction materials on flatbed trailers. Before closing its operations in September 2001, PTI was engaged in the hauling of a variety of cargo through independent agents and owner-operators.

During Fiscal 2003, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; Charlotte and Wilmington, North Carolina; and Charleston, South Carolina. Tank Lines has from two to six major tank truck competitors in each of its markets.

On May 30, 2002, Tank Lines acquired substantially all of the operating assets of Infinger Transportation Company, Inc. (Infinger), a regional tank truck carrier based in Charleston, South Carolina. The purpose of the acquisition was to enable the Company to expand into new markets and increase capacity in existing markets.

SunBelt's owned and leased flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; and South Pittsburg, Tennessee and hauls primarily building and construction materials in Southeastern, Midwestern and Mid-Atlantic states. There are at least ten major competitors in SunBelt's market area and numerous small competitors in the various states served.

The Company discontinued the operation of its third-party agent/owner-operator subsidiary, PTI, on September 30, 2001. PTI hauled a variety of cargo, throughout the United States, through independent contractors until it ceased operations. PTI began operations in December 1999 and was a non-asset based variable cost transportation company that provided transportation services to shippers through a network of independent sales agents and contractors. Independent sales agents and contractors were compensated based on a percentage of revenue generated by them. The Company decided to close PTI due to declining operating margins, high administrative costs to support this start up business, sharply higher liability insurance costs and an adverse economic climate. PTI was dissolved October 4, 2002 and ceased to exist as a legal entity. Additional information is presented in Note 3 to the consolidated financial statements included in the accompanying 2003 Annual Report to Shareholders and is incorporated herein by reference.

The Company was committed at September 30, 2003 to purchase nine trailers and no tractors and plans to continue its routine fleet replacement and modernization program during 2004.

The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 67% and building and construction customers accounted for approximately 22% of transportation segment revenues for the year ended September 30, 2003.

The Company hauls construction aggregates, diesel fuel and supplies for FRI. Revenues from services provided to FRI accounted for 1.6% of the transportation segment's revenues.

Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During Fiscal 2003, the transportation segment's ten largest customers accounted for approximately 38% of the transportation segment's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Real Estate. The Company's real estate and property development activities are conducted through several wholly owned subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned falls generally into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) construction aggregates properties with stone or sand and gravel deposits, substantially all of which is leased to FRI under mining royalty agreements, as to which the Company is paid a percentage of the revenues generated by the material mined and sold, or minimum royalties where there is no current, or only limited, mining activity; and, (iii) land that is being held for future appreciation or development.

Additional information about the Company's real estate segment is contained on page 1 under the captions "Real Estate Group" and in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2003 Annual Report to Shareholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space continues to be successful as average occupancy for the fiscal year for buildings in service for more than 12 months was 92.7%. At September 30, 2003, 88.9% of the total warehouse/office portfolio of approximately 1.7 million square feet was leased.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Real estate revenues in Fiscal 2003 were divided approximately 69% from rentals, 30% from mining and minimum royalties and 1% from property sales. FRI accounted for approximately 39% of total revenues. Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

A subsidiary of the Company signed an Agreement in February 2002 to sell 108 acres of land located in Springfield, Virginia to FRI for $15,000,000. Closing is subject to a title search and surveys and is to occur within 45 days of FRI giving notice to close. If FRI fails to close by December 31, 2004, at no fault of the Company, the Company may retain the $100,000 binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement if the consummation of the sale would cause a default in the Credit Agreement among FRI and Wachovia Bank, N.A., et. al. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management, and advice of independent counsel.

The Company announced in May 2003 that a subsidiary has agreed to sell a 935 acre parcel of property in Miami, Florida to FRI for $1,638,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track right-of-ways. The closing of the sale is to occur no later than December 31, 2004. The terms of the agreement were approved by the Company's Audit Committee, which is comprised of independent directors, after considering, among other factors, the terms of the existing lease agreement and consultation with management.

A subsidiary of the Company agreed on December 3, 2003 to sell a parcel of land containing approximately 6,321 acres in Suwannee and Columbia Counties, near Lake City, Florida, to FRI for $13,000,000 in cash. The sale is subject to a definitive agreement and the closing date is to be determined. The sales price was approved by the Company's Audit Committee which is composed of independent directors after considering among other factors, an independent appraisal, the current use of the property and consultation with management.



Environmental Matters. While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Employees. The Company employed approximately 845 people in its transportation group, 11 people in its real estate group, and 4 people in its corporate offices at September 30, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office           	Position Since
Edward L. Baker      68  Chairman of the Board    May   3, 1989
John E. Anderson     58  President & Chief        Feb. 17, 1989
                          Executive Officer
David H.
 DeVilliers, Jr.     52  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

Ray M. VanLandingham 60  Vice President, Finance  Dec.  6, 2000
                          and Administration
                          and Chief Financial
                          Officer
Gregory B. Lechwar   36  Controller and Chief
                          Accounting Officer      Oct.  2, 2002
Rick J. Copley       46  President of SunBelt     Sept 16, 2002
                          Transport, Inc.
Robert E. Sandlin    42  President of Florida     March 1, 2003
                         Rock & Tank Lines, Inc.


All of the above officers have been employed in their respective positions for the past five years except as follows:
Ray Van Landingham was Vice President, Finance and Administration of the Jacksonville Port Authority from December 1991 to November 2000; Gregory B. Lechwar has been employed by the Company in various accounting positions since October 1999, and from August 1991 until October 1999, Mr. Lechwar was employed as a Certified Public Accountant with PricewaterhouseCoopers LLP; Rick J. Copley was a Vice President of SunBelt from 1993 to September 2002; and Robert E. Sandlin was a Vice President of Florida Rock & Tank Lines from 1993 until March 2003.



John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are on the Board of Directors of the Company.

All executive officers of the Company are elected by the Board of Directors.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., and Maryland.

Transportation Properties. At September 30, 2003, the Company operated and owned a fleet of approximately 563 trucks, and owned a fleet of approximately 837 trailers. The Company has 21 sites for its trucking terminals in Florida, Georgia, North Carolina, South Carolina and Tennessee. The Company owns 12 of these sites and leases 9.

Development Properties. At September 30, 2003, the Company owned nine parcels of land totaling 432 acres near Baltimore, Maryland as follows:

Hillside Business Park in Anne Arundel County is a 59 acre tract near the Baltimore-Washington International Airport. The project will provide the Company an opportunity to develop approximately 575,000 square feet of warehouse/office space. Infrastructure work on the site is nearing completion and the first two planned buildings within the park are completed and contain 274,800 square feet of leaseable warehouse/office space. One building with 200,200 square feet is leased to one tenant for 15 years. The other building is available lease.

Lakeside Business Park in Harford County consists of 134 acres. Seven warehouse/office buildings, totaling 671,918 square feet, have been constructed and are 87% leased. The remaining 32.8 acres are available for future development and will offer an additional 485,200 square feet of comparable product.

6920 Tudsbury Road in Baltimore County contains 5.3 acres with
83,100 square feet of warehouse/office space that is 100% leased.

8620 Dorsey Run Road in Howard County contains 5.8 acres with
84,600 square feet of warehouse/office space that is 100% leased.

Rossville Business Center in Baltimore County contains approximately 10 acres with 190,517 square feet of warehouse/office space and is 88% leased.

34 Loveton Circle in suburban Baltimore County contains 8.5
acres with 29,722 square feet of office space which is 100% leased. The Company occupies 11% of the space and 23% is leased to FRI.

Oregon Business Center in Anne Arundel County contains approximately 17 acres with 195,615 square feet of warehouse/office space which is 100% leased.

Arundel Business Center in Howard County contains approximately
11 acres with 162,796 square feet of warehouse/office space, which is 100% leased.

Bird River in southeastern Baltimore County, Maryland, is a 179 acre tract of land held for future development. This development tract has direct access to the proposed Maryland State Road 43 intended to connect I-95 with Martin State Airport. This property is currently zoned for residential and commercial use with 115.6 developable acres. The Company plans to develop and lease approximately 502,000 square feet of multiple warehouse/office buildings on the 42 developable acres zoned for commercial use.
A subsidiary of the Company has entered into an agreement to develop and sell to a major home builder a minimum of 292 residential lots on the residential portion of the Bird River Property. The minimum aggregate purchase price for these lots is $28,705,000.

The rights and obligations of the subsidiary under this agreement are specifically contingent upon the approval by Baltimore County of a Planned Unit Development (PUD) by July 1, 2006 which will permit the development of and use of the property for a minimum of 292 residential lots. The subsidiary's rights and obligations are also expressly contingent upon the construction of the proposed Route 43 and the subsidiary's ability to have vehicular, water and sewer connection access to the property by July 1, 2007 at what the subsidiary deems, in its sole discretion, to be a commercially reasonable cost. The obligations of the builder under the agreement also are subject to customary conditions precedent.

The Company owns approximately 120 acres of land in Virginia, 8 acres in Washington, D.C. and an office building with approximately 69,000 square feet situated on approximately 6 acres in Jacksonville, Florida, all of which are leased to FRI.

At September 30, 2003 certain developed real estate properties having a carrying value of $44,432,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $39,361,000. In addition, certain other properties having a carrying value at September 30, 2003 of $876,000 were encumbered by industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company on account of such debt.

The Company owns a 5.8 acre parcel of undeveloped real estate in the southeast quadrant of Washington D.C. that fronts the Anacostia River and has been working with the District of Columbia Zoning Commission to obtain appropriate zoning for development. The Zoning Commission granted in 2003 preliminary approval of the size and use of a PUD and gave the Company until May of 2004 to submit modified drawings that would conform to the approved design guidelines. The design guidelines provide for a maximum allowable commercial development of 625,000 square feet and a minimum residential development of 440,000 square feet. If approval of the redesign is obtained, the Company will have an additional two years to begin development of the site in accordance with the approved PUD.

The Company also owns a 2.1 acre tract nearby on the same bank of the Anacostia River. The two sites are currently leased to FRI under leases expiring in April 2006. The Company will continue to explore opportunities for eventual development of these properties.

Construction Aggregates Properties. The following table
summarizes the Company's principal construction aggregates
locations and estimated reserves at September 30, 2003,
substantially all of which are leased to FRI.
                                             Tons of
                                 Tons Sold  Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/03     9/30/03  Approximate
                                (000's)      (000's)  Acres Owned

The Company owns eleven
 locations currently being
 mined in Brooksville,
 Grandin, Gulf Hammock,
 Keuka, Newberry and Airgrove/
 Lake County, Florida;
 Columbus, Macon, Forest Park
 and Tyrone, Georgia;
 and Manassas, Virginia.          9,805      508,590     17,135

The Company owns five locations
 not currently being mined in
 Ft. Myers, Miami, Marion County,
 Astatula/Lake County and
 Sandland/Polk County, Florida        -       32,891      3,340

Other Properties. In addition to the development, mining and rental sites, the Company owns approximately 8,373 acres of investment and other real estate, of which approximately 6,321 acres are in Suwannee County and Columbia County, Florida and are leased to FRI.

The Company continues permitting and preliminary horizontal development work for a 50-acre, rail accessable site on Commonwealth Avenue in Jacksonville, Florida near the western beltway of Interstate-295. This site is planned for approximately 500,000 square feet of eventual warehouse/office build-out.



Item 3.  LEGAL PROCEEDINGS.

Note 14 to the Consolidated Financial Statements included in the accompanying 2003 Annual Report to Shareholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.



                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS.

There were approximately 718 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of December 8, 2003. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2003 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2003 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2003 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 6, 7 and 8; under the caption "Capital Expenditures" on page 1; and in Notes to Consolidated Financial Statements included in the accompanying 2003 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company is exposed to market risk from changes in interest rates. For its cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company prepared a sensitivity analysis of its variable rate borrowings to determine the impact of hypothetical changes in interest rates on the Company's results of operations and cash flows. The interest-rate analysis assumed a 50 basis point adverse change in interest rates on all borrowings under the credit agreement. However, the interest-rate analysis did not consider the effects of the reduced level of economic activity that could exist in such an environment. Based on this analysis, management has concluded that a 50 basis point adverse move in interest rates on the Company's outstanding borrowings under the credit agreement would have an immaterial impact on the Company's results of operations and cash flows.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates (dollars in thousands):
                                                         There           Fair
Liabilities:      2004    2005    2006    2007    2008   after   Total   Value



Long-term debt:

Fixed Rate     $ 1,545   1,607   1,732   1,848   1,996  30,636  39,360  41,795
Average
 interest rate     7.2%    7.2     7.2     7.2     7.2     7.2

Variable Rate          $20,000                                  20,000  20,000
Average
 interest rate             3.2%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 9 through 18 of the Company's 2003 Annual Report to Shareholders.
Such information is incorporated herein by reference.

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

During the Company's two fiscal years ended September 30, 2001 and the subsequent interim periods through March 31, 2002, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events as described in
Item 304(a)(1)(v) of Regulation S-K.

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

Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2003.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as an Exhibit to this Form 10-K.

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


Equity Compensation Plan Information

                                                    Number of
                                                    Securities
                                                    remaining
                                                    available
                                                    for
                         Number of                  future
                         Securities    Weighted     issuance
                         to be         Average      under equity
                         issued upon   exercise     compensation
                         exercise of   price of     plans
                         outstanding   outstanding  (excluding
                         options,      options,     securities
                         warrants      warrants     reflected in
                         and rights    and rights   column (a))
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          299,500        21.85       258,000

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 299,500        21.85       258,000


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference.


Item 14. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





	PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
      	     FORM 8-K.

(a) (1) and (2) Financial Statements and Financial Statement
                  Schedules.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial
Statement Schedules on page 21 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 18 through 20 of this Form 10-K.

(b)  Reports on Form 8-K.

On July 29, 2003, the Company filed a Form 8-K reporting under Item 7, a press release announcing its earnings for the third quarter of 2003.





                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Patriot Transportation Holding, Inc.


Date:  December 23, 2003              By JOHN E. ANDERSON
                                         John E. Anderson
                                         President and Chief Executive
                                         Officer (Principal Executive Officer)



                                      By RAY M. VAN LANDINGHAM
                                         Ray M. Van Landingham
                                         Vice President, Finance &
                                         Administration and Chief Financial
                                         Officer (Principal Financial Officer)


                                      By GREGORY B. LECHWAR
                                         Gregory B. Lechwar
                                         Controller and Chief Accounting
                                         Officer(Principal Accounting Officer)





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2003.



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

RAY M. VAN LANDINGHAM ___________             FRANCIS X. KNOTT
Ray M. Van Landingham                         Francis X. Knott
Vice President, Finance and                   Director
Administration
(Principal Financial Officer)                 ROBERT H. PAUL, III
                                              Robert H. Paul, III
                                              Director
GREGORY B. LECHWAR
Gregory B. Lechwar                            H. JAY SKELTON
Controller and Chief Accounting               H. Jay Skelton
Officer (Principal Accounting Officer)        Director

EDWARD L. BAKER                               MARTIN E. STEIN, JR.
Edward L. Baker                               Martin E. Stein, Jr.
Chairman of the Board                         Director

JOHN D. BAKER II                              JAMES H. WINSTON
John D. Baker II                              James H. Winston
Director                                      Director

THOMPSON S. BAKER II
Thompson S. Baker II
Director





	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
	EXHIBIT INDEX
	[Item 14(a)(3)]

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

(4)(d) The Company and its consolidated subsidiaries have other long-term debt agreements, none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.



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

(10)(g)(2) Patriot Transportation Holding, Inc. 2000 Stock Option Plan, incorporated by reference to an appendix to the Company's
Proxy Statement dated December 15, 1999.  File No. 33-26115.

(10)(h) Purchase and Sale Agreement dated February 6, 2002 between Florida Rock Industries, Inc. and Florida Rock Properties,
Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001. File No.
33-26115.

(10)(i) Purchase and Sale Agreement dated May 7, 2003 between Maryland Rock Industries, Inc. and Florida Rock
Industries, Inc. and Florida Rock Properties, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2003. File
No. 33-26115.

(10)(j) Purchase and Sale Agreement dated August 25, 2003 between Florida Rock Properties, Inc. and Florida Rock
Industries, Inc.

(10)(k) Agreement of Purchase and Sale dated October 21, 2003 between FRP Bird River, LLC and The Ryland Group, Inc.

(11)              Computation of Earnings Per Common Share.

(13)	            The Company's 2003 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K.
Those portions of the 2003 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002.

(22) Subsidiaries of Registrant at September 30, 2003: Florida Rock & Tank Lines, Inc. (a Florida corporation); Florida
Rock Properties, Inc. (a  Florida corporation); FRP
Development Corp. (a Maryland corporation); FRP Maryland,
Inc. (a Maryland corporation); 34 Loveton Center LLC (a
Maryland limited liability company); FRTL, Inc. (a Florida corporation); SunBelt Transport, Inc. (a Florida
Corporation); Oz LLC(a Maryland limited liability company);
FRP Delaware, Inc. (a Delaware corporation); 1502 Quarry,
LLC(a Maryland limited liability company); FRP Lakeside LLC
#1 (a Maryland limited company); FRP Lakeside LLC #2 (a
Maryland limited liability company); FRP Lakeside LLC #3 (a
Maryland limited liability company); FRP Lakeside LLC #4 (a
Maryland limited liability company); FRP Lakeside LLC #5 (a
Maryland limited liability company); FRP Hillside LLC (a
Maryland limited liability company); FRP Windsor LLC (a
Maryland limited liability company); FRP Dorsey LLC (a
Maryland limited liability company); FRP Bird River LLC (a
Maryland limited liability company).

(23)(a) Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants, appears on page 22 of this Form 10-K.

(23)(b) Consent of Deloitte & Touche LLP, Independent Certified Public Accountants, appears on page 22 of this Form 10-K.

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




	PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 14(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2003
    and 2002                                                   10(a)

  For the years ended September 30, 2003, 2002 and 2001:
    Consolidated statements of income                           9(a)
    Consolidated statements of cash flows                      11(a)
    Consolidated statements of shareholders' equity            12(a)
  Notes to consolidated financial statements                12-18(a)

  Reports of Independent Certified Public Accountants          19(a)
  Selected quarterly financial data (unaudited)                 5(a)

Consents of Independent Certified Public Accountants           22(b)

Independent Auditors' Reports on Financial Statement Schedules 23(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        24(b)

III - Real estate and accumulated depreciation and
  Depletion                                            25-26(b)

(a)		Refers to the page number in the Company's 2003 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.



CONSENTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   Exhibit 23(a)


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-43215, 33-18878 and 33-55132) of Patriot Transportation Holding, Inc. of our report dated December 16, 2003 relating to the financial statements and the financial statement schedules, which appear in this Form 10-K.



PricewaterhouseCoopers LLP

Jacksonville, Florida
December 23, 2003



                             ____________________




INDEPENDENT AUDITORS' CONSENT                         Exhibit 23(b)

We consent to the incorporation by reference in Registration Statement Nos. 33-43215, 33-18878 and 33-55132 of Patriot
Transportation Holding, Inc. on Form S-8 of our report dated December 10, 2001, appearing in this Annual Report on Form 10-K of Patriot Transportation Holding, Inc. for the year ended September 30, 2003.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 23, 2003



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
STATEMENT SCHEDULES


To the Board of Directors
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements as of and for the year ended September 30, 2003 referred to in our report dated December 16, 2003 appearing in the 2003 Annual Report to Shareholders of Patriot Transportation Holding, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Jacksonville, Florida
December 16, 2003

                             ____________________


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Patriot Transportation Holding, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Patriot Transportation Holding, Inc. and subsidiaries ("Patriot") as of and for the year ended September 30, 2001, and have issued our report thereon dated December 10, 2001; such consolidated financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedules of Patriot, listed in Item 15. These financial statement schedules are the responsibility of Patriot's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 10, 2001





                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                 BALANCE
                  AT BEGIN.  COST AND    OTHER                       AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS      OF YEAR

Year Ended
September 30, 2003:

Allowance for
 Doubtful accounts $  474,000 $   157,537  $     -   $    65,793(a) $  565,744
Accrued risk
 insurance         $6,326,406 $ 7,989,574        -   $ 7,536,635(b)$ 6,779,345
Accrued health
 Insurance          1,111,808   2,755,090        -     2,610,053(b)  1,256,845
Totals  -
 insurance         $7,438,214 $10,744,664  $     0   $10,146,688    $8,036,190

Year Ended
September 30, 2002:

Allowance for
 doubtful accounts $1,160,051 $  140,000        -   $  826,051(a) $  474,000
Accrued risk
 insurance         $6,032,351 $5,162,666        -   $4,868,611(b) $6,326,406
Accrued health
 insurance          1,078,152  2,834,763        -    2,801,107(b)  1,111,808
Totals -
 insurance         $7,110,503 $7,997,429  $     0   $7,669,718    $7,438,214

Year Ended
September 30, 2001:

Allowance for
 doubtful accounts $  868,541 $1,177,379        -    $  885,869(a)$1,160,051
Accrued risk
 insurance         $5,397,442 $6,221,228        -    $5,586,319(b)$6,032,351
Accrued health
 insurance            989,608  2,517,708        -     2,429,164(b) 1,078,152
Totals -
 insurance         $6,387,050 $8,738,936  $     0    $8,015,483   $7,110,503


(a) Accounts written off less recoveries
(b) Payments





                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                             DEPLETION
                          SEPTEMBER 30, 2003
                        (dollars in thousands)

        			     Cost capi-	    Gross amount		Year		 Deprecia-
	      Encumb-	Initial cost   talized	     at which	 Accumulated	 Of	  Date	 tion Life
County	      rances	  to	      subsequent    carried at	 Depreciation	Constr-	Acquired  Computed
		        Company	      to acqui-	   end of period		  tion		     on:
			    	      sition	         (a)
Construction Aggregates
Alachua, FL		  1,442	          0	      1,442	       83	  n/a	4/86	unit
Clayton, GA		    369	          0	        369	        5	  n/a	4/86	unit
Dade, FL		  9,372	          0	      9,372	    9,372	  n/a	4/86	unit
Fayette, GA	  55	    685	          0	        685	       51	  n/a	4/86	unit
Hernando, FL		  3,174	        325	      3,499	      958	  n/a	4/86	unit
Lake, FL		  1,485	          0	      1,485	    1,058	  n/a	4/86	unit
Lee, FL		  	  4,690	          6	      4,696	        4	  n/a	4/86	unit
Levy, FL		  1,281	        104	      1,385	      471	  n/a	4/86	unit
Marion, FL		  1,180	          0	      1,180	      599	  n/a	4/86	unit
Monroe, GA		    792	          0	        792	      241	  n/a	4/86	unit
Muscogee, GA		    369	          0	        369	       88	  n/a	4/86	unit
Polk, FL		    121	          0	        121	       75	  n/a	4/86	unit
Prince Wil. VA		    298	          0	        298	      294	  n/a	4/86	unit
Putnam , FL	         15,002	         49	     15,051	    3,034	  n/a	4/86	unit
	          55	 40,260	        484	     40,744	   16,333
Other Rental Property
Wash D.C.		  6,768	      6,310	     13,078	    1,160	  n/a	4/86	15 yr.
Fairfax, VA		  2,035	         23	      2,058	        0	  n/a	4/86
Putnam, FL		    326	         50	        376	      329	  n/a	4/86	10 yr.
Spalding, GA		     20	          0	         20	        0	  n/a	4/86
Suwannee, FL	  60	  4,529	        322	      4,851	      939	  n/a	4/86	10 yr.
	          60	 13,678	      6,705	     20,383	    2,428
Commercial Property
Baltimore, MD  1,368	    439	      3,000	      3,439	    1,447	1990	10/89	31 yr.
Baltimore, MD  3,893	    950	      5,774	      6,724	    2,074	1994	12/91	31 yr.
Baltimore, MD  2,531	    690	      2,837	      3,527	      356	2000	7/99	31 yr.
Baltimore, MD 	          5,634	         73	      5,707	        0	  n/a 	12/02	31 yr.
Duval, FL		  2,416	        529	      2,945	    2,322	  n/a	4/86	25 yr.
Harford, MD    2,730	     31	      3,826	      3,857	      687	1998	8/95	31 yr.
Harford, MD    4,531	     50	      5,562	      5,612	      699	1999	8/95	31 yr.
Harford, MD    6,215	     85	      6,580	      6,665	      725	2001	8/95	31 yr.
Harford, MD	 	     92	      1,439	      1,531	        0	  n/a	8/95	31 yr.
Harford, MD    4,569	     88	      5,801	      5,889	      381	2002	8/95	31 yr.
Harford, MD    3,538	    155	      4,966	      5,121	      454	2001	8/95	31 yr.
Howard, MD     4,117	  2,859	      3,545	      6,404	    1,873	1996	9/88	31 yr.
Howard, MD     2,287	  2,473	        332	      2,805	      316	2000	3/00	31 yr.
Anne Arun, MD  3,466	    715	      6,662	      7,377	    3,242	1989	9/88	31 yr.
Anne Arun, MD  ______	    950	     14,940	     15,890	      127	  n/a	5/98	31 yr.
	       39,245	 17,627	     65,866	     83,493	   14,703

Investment Property	  1,071	        112	      1,183	       33
GRAND
   TOTALS	$39,360	$72,636	    $73,167	   $145,803	  $33,497

 (a)  The aggregate cost for Federal income tax purposes is $141,587.



               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                          (In thousands)

                                        2003          2002         2001

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $133,925       127,174      115,229

Additions during period:
  Amounts capitalized                    13,319         7,053       13,037

Deductions during period:
  Cost of real estate sold                1,441           302            -
  Other  (abandonments)                       -             -        1,092

Balance at close of period             $145,803       133,925      127,174

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 31,395        28,934        25,968

Additions during period:
  Charged to cost & expense               2,784         2,532         2,966

Deductions during period:
  Real estate sold                          682            71             -

Balance at close of period              $33,497        31,395        28,934








Annual Report 2003

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)

                                                                  %
                                             2003      2002     Change

Revenues                                   $103,303   96,949     + 6.6
Gross profit                               $ 18,067   20,542     -12.0
Operating profit                           $  9,915   12,413     -20.1
Income from continuing operations
 before income taxes                       $  6,423    9,270     -30.7
Gain on discontinued operations            $    657        -         -
Net income                                 $  4,575    5,655     -19.1

Per common share:
  Basic earnings                           $   1.51     1.80     -16.1
  Diluted earnings                         $   1.49     1.79     -16.8

Total Assets                               $165,216  155,463      +6.3
Total Debt                                 $ 59,361   48,601     +22.1
Shareholders' Equity                       $ 78,029   79,160      -1.4
Net book value per share                   $  26.61    25.06      +6.2


BUSINESS. The Company is engaged in the transportation and real estate businesses. The Company's transportation business is conducted through two wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. (Tanklines) is a Southeastern U.S. based transportation company concentrating in the hauling of primarily petroleum products but also other liquid and dry bulk commodities by tank trucks. SunBelt Transport, Inc. (SunBelt) serves the flatbed portion of the trucking industry in the Southeast, Midwest and Mid-Atlantic states, hauling primarily construction materials. The Company's real estate group, through subsidiaries, acquires, constructs, leases, operates and manages land and buildings to generate both current cash flows and long-term capital appreciation. The real estate group also owns real estate which is leased under mining royalty agreements or held for investment.

OBJECTIVES. The Company's dual objectives are to build a major transportation company and a real estate company which provides sound long-term growth, cash generation and asset appreciation.

  TRANSPORTATION

Internal growth is accomplished by a dedicated and competent work force, emphasizing superior service to customers in existing markets, developing new transportation services for customers in current market areas and expanding into new market areas.

External growth is designed to broaden the Company's geographic market area and delivery services by acquiring related businesses.

  REAL ESTATE

The growth plan is based on the acquisition, development, management and retention of commercial warehouse/office rental properties to provide long-term positive cash flows and capital appreciation.



TO OUR SHAREHOLDERS

Your company's Fiscal 2003 was characterized by both challenge and progress. The Transportation Group completed the year with a decline in operating profit compared to Fiscal 2002. On the other hand, positive momentum continued within the Real Estate Group as both development and asset management progress was made.
Fiscal 2003 operating profit was $9,915,000, a 20.1% decline from the previous year. Consolidated net income after tax decreased 19.1% to $4,575,000 compared to $5,655,000 for Fiscal 2002. After tax profits from property sales were $686,000 in Fiscal 2003 compared to $194,000 in Fiscal 2002.

Earnings per share on a diluted basis were $1.49 for Fiscal 2003 versus $1.79 per share in Fiscal 2002. The diluted number of shares outstanding was 3.1% less for Fiscal 2003 compared to the previous year.

Transportation Group. Both transportation subsidiaries had lower operating profits for Fiscal 2003 compared to the previous year.

Revenue miles increased at Tanklines and SunBelt. On the other hand, the effects of the war in Iraq and a still struggling national economy hampered efforts to raise freight rates. Fuel price surcharges aggressively implemented at both Companies helped to offset record levels of diesel fuel costs in the early spring as a result of the war in Iraq. So even though total revenue miles increased and variable costs were generally held in line, the combined effect compared to the previous year was to retard growth in variable contribution (the amount remaining for fixed costs and profits after variable costs are deducted from revenues). Restrained increases in variable contribution left each Company's profitability exposed to higher fixed costs.

Each Company suffered significant increases in its costs for risk and workers compensation insurance. These increases were driven by increasing premium rates as a result of a continuing, difficult global reinsurance market, as well as adverse claims development from prior year occurrences. The combination of only moderately increased variable contribution in the face of sharply increased fixed costs contributed to lower operating profits within each Company compared to the previous year.

Capital spending within the Transportation Group was approximately $7,086,000 in 2003 compared to $11,430,000 during 2002. Accelerated tractor purchasing had occurred during 2002 to anticipate adverse operating efficiencies resulting from a 2002 EPA mandated diesel engine emission standard. Widespread accelerated tractor purchases had been occurring throughout the trucking industry because of concern about operating disadvantages stemming from this 2002 Federal emissions mandate.

Demand for hauling services continued uneven for Tanklines. Overall demand for petroleum products remained negatively impacted from the decline in travel patterns and petroleum consumption going back to the September 11, 2001 national terrorist event. Airline jet fuel consumption remained depressed along with altered patterns of business and leisure travel. A weak and uncertain national economy contributed to decreased petroleum consumption and lower demand.

In fact, virtually all of the revenue increase at Tanklines during Fiscal 2003 resulted from its purchase on May 30, 2002 of the operating assets of Infinger Transportation Company, Inc. and fuel surcharges. Infinger was based in Charleston, South Carolina and the acquisition included 111 trailers and 57 tractors operating from terminals in Charleston and North Augusta, South Carolina; Charlotte and Wilmington, North Carolina; Savannah, Georgia; and Jacksonville and Tampa, Florida.

Tanklines had to overcome an additional hurdle beginning in the second quarter of Fiscal 2003. The subsidiary lost one of its largest customers as a result of competitive bidding from consolidation within the multi-national, integrated oil industry. Although Tanklines successfully replaced this lost revenue at acceptable price levels by mid-year, the accompanying operating disruptions caused equipment inefficiencies as hauling capacity had to be reallocated and balanced for new customer accounts.

Ongoing structural changes within national retail petroleum distribution also challenged the Company's tank truck operations. Non-traditional retail gasoline outlets, "hyper-markets", are growing rapidly and bringing new pricing pressures to retail distribution. This dynamic is contributing to a soft transportation pricing environment from customers seeking to adapt to this competitive reality.

Notwithstanding changes and uncertainties within its operating environment, Tanklines intends to successfully navigate these challenges, building from its reputation for excellent customer service and sound financial condition.

SunBelt, the Company's flatbed trucking subsidiary, benefited from top-flight customer service and homebuilding construction demand, notwithstanding the soft national economy. Though SunBelt could anticipate positive demand for its hauling services, it was plagued throughout the year by driver shortages, inadequate equipment utilization and substantial workmen's compensation expense increases from prior year claims development.

SunBelt is now aggressively overcoming its driver shortage difficulties, with consequent benefits to revenue and equipment utilization. A new accident prevention culture is being firmly implanted throughout SunBelt.

Finally, an apparent recovery underway in commercial construction is strengthening demand for SunBelt's hauling services in the face of decreased flatbed trucking capacity. This is bringing opportunities to raise freight rates and resulting variable contribution. The combined effects should lead to improved operating results.

Real Estate Group. Fiscal 2003 marked another year of progress and encouragement for the Company's real estate business.

Significant development activity occurred at the Group's 59 acre Hillside Business Park in Anne Arundel County, Maryland. This new Park is within two miles of the Baltimore-Washington International Airport. The Group's largest flexible warehouse/office to date, 7021 Dorsey Road, a 200,200 square foot build-to-suit warehouse/office, was completed and occupied in August. A speculative flexible warehouse/office, 7010 Dorsey Road, was also completed and placed in service at the beginning of the second fiscal quarter. This is a 74,600 square foot facility which is available for occupancy.

The Group's developed building portfolio totaled approximately 1.7 million square feet at fiscal year end of which 88.9% was occupied. Average occupancy for the fiscal year, excluding those buildings in service less than 12 months, was 92.7%.

The Group purchased at mid-year 115 developable acres located on Bird River Road north of the Martin State Airport in Greater Baltimore. This new development tract will have direct access to the new Maryland State Road 43 intended to connect Interstate 95 with Martin State Airport. Construction for Route 43 is underway. The Bird River Road tract is zoned commercial and residential. The commercial portion is slated for approximately 502,000 square feet of warehouse/office development while the residential portion will be simultaneously developed into lots and sold.

Continued permitting and initial horizontal development occurred at the Commonwealth Avenue fifty acre site located on Interstate 295 on the west side of Jacksonville, Florida. Final build out for this tract is still targeted for approximately 500,000 square feet of warehouse/office product.

Following the Bird River Road purchase, the Real Estate Group's total anticipated developed portfolio will result in approximately 3.3 million square feet of warehouse/office capacity.

As a continuation of the Group's strategic plan to build, lease and own a portfolio of flexible warehouse/office, agreements were executed during Fiscal 2003 for the sale to Florida Rock Industries, Inc.
("FRI") of two tracts of land for a total of approximately $3.5 million.

One tract is located near Miami, Florida and was a former mining site under long-term lease to FRI. The second tract located on the Potomac River in Maryland was sold to FRI in September. The proceeds from sales of these two tracts, together with the previously announced $15.0 million sale of the Group's 108 acre tract in Springfield, Virginia to FRI, are expected to be reinvested in appropriate properties to further the Real Estate Group's strategic expansion plan. The Maryland land sale was closed late in the fourth quarter of Fiscal 2003, producing an approximate after tax profit of $657,000. The sale of the Springfield, Virginia tract, when closed, will produce a net after tax gain of about $7,722,000, and the net after tax gain from the Miami property sale, when closed, should produce approximately $999,000. Combined after-tax profits anticipated from the Virginia and Miami sales will yield approximately $2.86 per diluted share.

The Group continued intensive asset management on its 5.8 acre tract which fronts on the Anacostia River in the District of Columbia. This tract had been rezoned in Fiscal 2000 from industrial to a planned unit development ("PUD"). During Fiscal 2003 the Zoning Commission granted preliminary approval of a change in the size and use of the PUD and gave the Company until May, 2004 to submit modified drawings that would conform to approved design guidelines. The design guidelines provide for a maximum allowable commercial development of 625,000 square feet and a minimum residential development of 440,000 square feet. If approval of the redesign is obtained the Company will have an additional 2 years to begin development on the site in accordance with the approved, modified PUD. In the meantime, the Real Estate Group continues to evaluate opportunities for this property and a nearby 2.1 acre tract on the same bank of the Anacostia River.

Capital expenditures for the Real Estate Group totaled approximately $13,328,000 in Fiscal 2003 compared to about $7,179,000 the previous year.

Outlook. Positive Real Estate development momentum should continue in the markets we serve, enhanced by what appears to be a recovering national economy at fiscal year end. An attractive low interest rate environment should further reinforce a positive outlook for real estate.

The Company's transportation business, assuming a recovering national economy, anticipates improved results. An intense focus on accident prevention will continue to be the number one priority at each company. Both Florida Rock & Tank Lines, Inc. and SunBelt Transport, Inc. will focus on increased equipment utilization and operating efficiencies. Freight rate increases will be pursued, and strategic expansion opportunities will be evaluated along the way.

We will also be monitoring two additional transportation issues as we enter Fiscal 2004. Effective January, 2004 new U.S. Department of Transportation hours-of-service regulations become applicable for our drivers. Additionally, U.S. Transportation Security Administration regulations governing issuance/renewal of Hazmat Commercial Drivers Licenses go into effect. These new security restrictions affecting our tanker drivers become effective beginning as early as April, 2004 according to individual state timetables. The two new federal mandates may impact driver productivity, recruitment and retention, with corresponding implications for operating efficiencies and costs.

You can be quite proud of the quality, commitment and loyalty of the men and women at all levels who represent the backbone of your company. We take this opportunity to express our sincerest appreciation to them as well as for the loyalty and support of our shareholders.

Respectfully yours,




Edward L. Baker
Chairman




John E. Anderson
President & Chief Executive Officer


OPERATING REVIEW

Transportation. During Fiscal 2003, the Company's transportation group operated through two wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. is engaged in hauling petroleum and other liquid and dry bulk commodities in tank trucks. SunBelt Transport, Inc. is engaged primarily in hauling building and construction materials on flatbed trailers. In September 2001, the Company closed the operations of Patriot Transportation, Inc. (PTI) which was engaged in hauling a variety of cargo through third-party independent freight agents and owner/operators.

The tank trucks operate from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; Charlotte and Wilmington, North Carolina; and Charleston, South Carolina. SunBelt's flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; and South Pittsburg, Tennessee and operates primarily in the Southeastern, Midwestern and Mid-Atlantic states.

Transportation revenues were up 7.4% in 2003 as a result of expansion of tank truck hauling through the purchase of the assets of Infinger Transportation, Inc. (Infinger) in May, 2002, higher fuel surcharges, and modest price increases. Gross profit decreased 22.6% from Fiscal 2002 primarily due to higher costs associated with the Company's risk programs.

During Fiscal 2003, the transportation group purchased 67 new tractors and 49 new trailers and had commitments to purchase an additional 9 trailers at September 30, 2003. The Fiscal 2004 capital expenditure plan is based on maintaining a modernized tank and flatbed fleet and includes the purchase of approximately 82 new tractors and 80 new trailers in addition to the 9 trailers under commitment at September 30, 2003. The fleet modernization program has resulted in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention.

Driver recruitment/retention, fuel, accident prevention and risk insurance pressures are expected to remain key factors.
Comprehensive fuel price surcharges are in place and assertive steps continue at both carriers to boost permanent freight rates.

Real Estate. The real estate group operates the Company's real estate and property development activities through subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, and Washington, D.C. The real estate owned generally falls into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) land with construction aggregates deposits, substantially all of which is leased to Florida Rock Industries, Inc. under mining royalty agreements, whereby the Company is paid a percentage of the revenues generated or annual minimums; and, (iii) land held for future appreciation or development.



Real estate revenues increased 2% over Fiscal 2002. Royalty revenue declined by 3% in 2003 primarily due to completion of mining at the Miami property but was offset by an increase of 14% in rental revenues. Property sales were $486,000 less in 2003. The Fiscal 2003 real estate revenues were divided approximately 30% from mining and minimum royalties, 69% from rental revenues and 1% from property sales.

At September 30, 2003, the Company owned approximately 1.7 million square feet of developed buildings in the Baltimore, Maryland area that were 89% leased and approximately 58 acres of developed land ready for building construction. Brief descriptions of FRP Development Corp.'s projects in the Baltimore area at September 30, 2003 are as follows:

  Hillside Business Park in Anne Arundel County is a 59 acre tract near the Baltimore-Washington International Airport. The project will provide the Company an opportunity to develop approximately 575,000 square feet of warehouse/office space. Infrastructure work on the site is nearing completion and the first two buildings are completed with 274,800 square feet of leaseable warehouse/office space. One building with 200,200 square feet is leased to one tenant for 15 years and the other building is available for lease.

  Lakeside Business Park in Harford County consists of 134 acres.
  Seven warehouse/office buildings, totaling 671,918 square feet, have been constructed and are 87% leased. The remaining 32.8 acres are available for future development and will offer an additional 485,200 square feet of comparable product.

  6920 Tudsbury Road in Baltimore County contains 5.3 acres with
  86,100 square feet of warehouse/office space that is 100% leased.

  8620 Dorsey Run Road in Howard County contains 5.8 acres with
  84,600 square feet of warehouse/office space that is 100% leased.

  Rossville Business Center in Baltimore County contains approximately 10 acres with 190,517 square feet of warehouse/office space and is 88% leased.

  34 Loveton Circle in suburban Baltimore County contains 8.5 acres with 29,722 square feet of office space which is 100% leased. The Company occupies 11% of the space and 23% is leased to FRI.

  Oregon Business Center in Anne Arundel County contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 100% leased.

  Arundel Business Center in Howard County contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 100% leased.
Bird River in southeastern Baltimore County is a 179 acre tract of land for future development. This development tract has direct access to the proposed Maryland State Road 43 intended to connect I-95 with Martin State Airport. This property is currently zoned for residential and commercial use with 115.6 developable acres. The Company plans to develop and lease approximately 502,000 square feet of multiple warehouse/office buildings on the 42 developable acres zoned for commercial use. A subsidiary of the Company has entered into an agreement to develop and sell to a major home builder a minimum of 292 residential lots on the residential portion of the Bird River Property.

The Company owns a 50-acre, rail accessable site on Commonwealth Avenue in Jacksonville, Florida near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of eventual warehouse/office build-out. Current efforts include permitting and preliminary horizontal development planning work.

During Fiscal 2004 the real estate group will continue to focus on the continued development of the property at Lakeside and Hillside Business Parks near Baltimore and the Commonwealth site in Jacksonville while continuing to search for additional developed and undeveloped sites.

The real estate group will also continue its asset management functions for the benefit of the Company's land portfolio. These activities will include but not be limited to the Company's site on the Anacostia River in the District of Columbia. The Company's long-term plan is to continue to gradually expand its portfolio of successful warehouse/office rental properties.




Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                     2003     2002       2001      2000     1999
Summary of Operations:
Revenues(a)       $103,303    96,949    121,258    93,862    82,019
Gross profit(b)   $ 18,067    20,542     21,792    16,239    19,994
Operating profit  $  9,915    12,413      7,878     6,840    12,380
Interest expense  $  3,492     3,143      3,372     3,438     2,357
Income before income taxes
                  $  6,423     9,270      4,506     3,435    10,093
Provision for income taxes
                  $  2,505     3,615      1,803     1,391     3,936
Gain from discontinued
 operations       $    657         -          -         -         -
Net income        $  4,575     5,655      2,703     2,044     6,157
Per Common Share:
Basic EPS         $   1.51      1.80        .86       .61      1.79
Diluted EPS       $   1.49      1.79        .86       .61      1.78
Shareholders' equity
                  $  26.61     25.06      23.28     22.06     21.53

Financial Summary:
Current assets    $ 13,965    11,490     16,248    15,089    14,161
Current liabilities
                  $ 11,220    11,972     16,728    17,498    13,555
Property, plant and
 equipment, net   $145,262   138,367    131,170   124,026   115,369
Total assets      $165,216   155,463    152,759   148,011   138,655
Long-term debt    $ 57,816    47,290     47,097    42,015    37,936
Shareholders' equity
                  $ 78,029    79,160     73,112    73,813    72,692
Other Data:
Return on average
 Shareholders' equity
                       5.8%      7.4        3.7       2.8       8.7
Net cash flow provided by
 operating activities
                   $ 16,056   24,947      9,626     9,566    15,032
Additions to property,
 plant and equipment
                   $ 20,413   18,046     18,438    21,861    21,359
Depreciation, depletion
 and amortization
                   $ 11,956   11,086     11,471    11,144    10,065
Weighted average number
 of shares - basic    3,033    3,143      3,157     3,334     3,444
Weighted average number
 of shares - diluted  3,066    3,165      3,158     3,348     3,468
Number of employees     845      861        850       829       877
Shareholders of record  745      767        788       801       834




(a) Fiscal 2001 and 2000 include revenues of $22,623,000 and $7,689,000 and operating losses of $6,309,000 and $361,000, respectively, attributed to Patriot Transportation, Inc. which ceased operations in September, 2001.

(b) Fiscal 2003, 2002, 2001, 2000 and 1999 include gains on the sale of real estate of $47,000, $323,000, $2,886,000,
    $1,533,000, and $3,236,000, respectively.

Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

	    	First	  	Second	   	Third	   	Fourth
		2003	2002	2003	2002	2003	2002	2003	2002

Revenues	$24,042	23,492	25,073	23,008	27,031	24,876	27,157	25,573
Gross profit	$ 4,329	 5,067	 3,915	 4,966	 5,118	 5,458	 4,704	 5,051
Operating profit$ 2,377	 3,023	 1,905	 3,172	 3,105	 3,432	 2,528	 2,786
Income before
  income taxes	$ 1,538	 2,243	 1,019	 2,373	 2,206	 2,629	 1,660	 2,025
Gain from discontinued
  operations	$    -	    -	    -	    -	    -	    -	   657	    -
Net income	$   938	 1,346	   622	 1,424	 1,346	 1,577	 1,669	 1,308
Per common share:
  Basic EPS	$.30	 .43	  .20	 .45	  .45	 .50	  .57	 .42
  Diluted EPS	$.30	 .43	  .20	 .45	  .44	 .50	  .56	 .41
  Market price:
    High	$28.85	20.55	28.38	35.00	30.00	34.00	33.00	30.00
    Low	$19.00	16.70	20.00	20.44	21.00	26.15	28.00	21.30




                        MANAGEMENT ANALYSIS

OPERATING RESULTS. The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, driver availability and cost, regulations regarding driver qualifications and hours of service, construction activity, Florida Rock Industries, Inc.'s sales from the Company's mining properties, interest rates and demand for commercial warehouse/office space in the Baltimore/Washington area. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, and construction costs of new projects.

The following detailed analysis of operations also presents the revenue generated by our real estate segment excluding property sales. Property sales include the sale of easements, right of ways, parcels of real estate, and timber and other miscellaneous sales. We believe that presenting some results excluding the effects of one-time property sales is helpful to investors because it permits a comparison of our core real estate operations. Such measures should only be considered in conjunction with the total real estate revenues as calculated and presented in accordance with U.S. GAAP.

During Fiscal 2003, the transportation segment's ten largest customers accounted for approximately 38% of the transportation segment's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Fiscal 2003 as compared to Fiscal 2002.

Revenues. Consolidated revenues for Fiscal 2003 were $103,303,000, an increase of $6,354,000 or 6.6% from $96,949,000 from the previous year.

Transportation segment revenues were $87,996,000, an increase of $6,075,000 or 7.4% over last year. Transportation revenues increased $3,490,000 due to an increase in revenue miles, resulting from the new business generated from the May 2002 acquisition of the operating assets of Infinger Transportation, Inc. (Infinger) and internal growth, offset by the loss of a major customer in the first quarter of 2003. Of the remainder, $1,936,000 was due to an increase in billed fuel surcharges over last year, as a result of increased diesel fuel cost.

Real Estate revenues, excluding property sales, were $15,239,000, an increase of 5.3% over last year. The increase was primarily due to an 11.1% increase in rental revenue from developed properties partially offset by a 2.8% decrease in royalty revenues. Revenues from the Company's developed operations increased due to a 9.2% increase in average leased square feet, while royalty revenues from mining operations decreased because of completion of aggregate mining at two sites. Royalty revenues are expected to continue near the level experienced in 2003. Property sales in Fiscal 2003 were $68,000 versus $554,000 in Fiscal 2002.

Gross Profit. Consolidated gross profit for Fiscal 2003 decreased
12.0% to $18,067,000 from $20,542,000 for the previous year.

Transportation gross profit was $9,040,000, a decrease of $2,638,000 or 22.6%, in 2003 as compared to 2002. The decrease in gross profit was primarily due to a $2,964,000 or 32.6% increase in expenses related to higher insurance premiums and workers compensation claims. The Company will continue to strive to operate safely and efficiently and to increase freight rates and volumes to offset the continuing increased insurance costs.

Real Estate gross profit excluding property sales increased $439,000 primarily due to the increase in rental revenues. Gross profit from property sales in Fiscal 2003 was only $47,000 compared to $323,000 in Fiscal 2002.

Operating Expenses. Selling, general and administrative expenses for 2003 were comparable to 2002, decreasing 0.6% from $8,229,000 in Fiscal 2002 to $8,181,000 for Fiscal 2003.

Income Taxes. The Company recorded an income tax provision of $2,505,000 in 2003, compared to a provision of $3,615,000 in 2002. The effective tax rate was 39% in both years.

Discontinued Operations. During the fourth quarter of 2003, a subsidiary of the Company sold a former mining property, located in St. Mary's County, Maryland for $1,836,000. According to the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the property is considered a component of the entity, as defined by SFAS 144, and is therefore treated as a discontinued operation. A gain on disposal of the property of $657,000, net of income taxes of $420,000, has been recorded as discontinued operations. Since there have been no active mining operations on the property during the periods presented, revenues and expenses from the discontinued operation are not material.

Net Income. Net income decreased 19.1% to $4,575,000 in Fiscal 2003 from $5,655,000 in 2002. Diluted earnings per share decreased 16.8% to $1.49 in Fiscal 2003 from $1.79 in 2002. Diluted total shares outstanding decreased 3.1% from 3,165,000 in 2002 to 3,066,000 in 2003 as a result of the repurchase and cancellation of 246,300 shares during the year.

Fiscal 2002 as Compared to Fiscal 2001.

Revenues. Consolidated revenues for Fiscal 2002 decreased $24,309,000 or 20.0% to $96,949,000 from $121,258,000 for the previous year.

Transportation revenues decreased 20.6% to $81,921,000 driven mainly by the closure of the PTI subsidiary in September 2001. Excluding PTI's revenues in 2001, Transportation revenues increased $1,354,000 or 1.7%, due to modest price increases and expansion in Florida Rock & Tank Lines by the purchase on May 30, 2002 of the Infinger assets, offset by a slight reduction in miles driven (0.5%). The reduction in miles resulted from lower demand for petroleum products due to decreased tourism and reduced air travel.

Real Estate revenues excluding property sales increased 2.7% primarily due to an increase in revenue from developed properties partially offset by a decrease in royalties. Revenues from the company's development operations climbed 16.5%, while royalty revenues from mining operations decreased 10.1% because of completion of stone mining at two sites. We expect royalty revenues to continue to decrease, as mining assets are depleted. Property sales in Fiscal 2002 were $554,000 versus $3,978,000 in Fiscal 2001.

Gross Profit. Consolidated gross profit for Fiscal 2002 decreased 5.7% to $20,542,000 from $21,792,000 for the previous year.

Transportation gross profits increased $1,456,000 or 14.2% in 2002 as compared to 2001. Excluding PTI's gross loss of $498,000 in 2001, gross profit increased $958,000 or 9.0% primarily due to the increased revenues and control of expenses in the tankline operation for 2002. This was partially offset by a reduction in gross profit of the flatbed operations due to increased operating expenses and increased insurance and casualty losses.

Real Estate gross profit excluding property sales decreased $144,000 due to a $1,058,000 reduction in royalty gross profit mostly offset by an increase in rental income. Gross profit from property sales in Fiscal 2002 was only $323,000 compared to $2,886,000 in Fiscal 2001.

Operating Expenses. Selling, general and administrative expenses decreased 33.2% from $12,310,000 in Fiscal 2001 to $8,229,000 for
Fiscal 2002, almost entirely due to the closure of PTI which had administrative expenses of $4,208,000 in 2001. During Fiscal 2001, the Company recorded $1,604,000 in restructuring charges related to its decision to shut down the operations of this subsidiary. In Fiscal 2002, a recovery of $100,000 in amounts previously charged to restructuring was recorded due to a better than anticipated disposition of owned and leased trailers, partially offset by higher severance costs.

Income Taxes. The Company recorded an income tax provision of $3,615,000 in 2002, compared to a provision of $1,803,000 in 2001.
The effective tax rate decreased 1% to 39% in 2002 primarily due to a lower level of non-deductible expenses and higher levels of earnings.

Net Income. Net income increased 109.2% from $2,703,000 in 2001 to $5,655,000 in Fiscal 2002. Diluted earnings per share increased 108.6% to $1.79 in Fiscal 2002 from $.86 in 2001. Diluted total shares outstanding increased .2% from 3,158,000 in 2001 to 3,165,000 in 2002 as a result of the issuance of stock options during the year.

SUMMARY OF CRITICAL ACCOUNTING POLICIES.

Management of the Company considers the following accounting policies critical to the reported operations of the Company:

Accounts Receivable Valuation. The Company is subject to customer credit risk including bankruptcies, primarily in the Transportation segment, that could affect the collection of outstanding accounts receivable. To mitigate these risks, the Company performs credit reviews on all new customers and periodic credit reviews on existing customers. A detailed analysis of late and slow pay customers is at least prepared monthly and reviewed by senior management. The overall collectibility of outstanding receivables is evaluated and allowances are recorded as appropriate.

Risk Insurance. The nature of the Transportation business subjects the Company to risks arising from workers' compensation, automobile liability, and general liability claims. The Company retains the exposure on certain claims of $250,000 to $500,000 and has third party coverage for amounts exceeding the retention. The Company expenses during the year an estimate of risk insurance losses. Periodically, an analysis is performed, using historical and projected data, to determine exposure for claims incurred but not reported. On an annual basis the Company obtains an independent actuarial analysis. The Company attempts to mitigate losses from insurance claims by maintaining safe operations and providing mandatory safety training.

Real Estate Investments. All direct and indirect costs, including interest and real estate taxes associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. Included in indirect costs is an estimate of internal costs associated with development and rental of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

Tires on Equipment. The Company accounts for the tires on its tractors and trailers separately from fixed assets. The value of the tires is accounted for as a prepaid expense and amortized over the estimated life of the tires as a function of miles driven. The mile factors used differ by geographic location and are determined based on historical experience. Tires that are damaged due to road hazards are expensed immediately using an estimated value based on remaining tread life.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flow from operating during 2003 was $16,056,000, which together with $10,760,000 net cash inflow from long term debt, funded the $20,413,000 purchase of property and equipment and the repurchase of $6,118,000 in Company stock.

Net cash flow from operating activities during 2002 was $24,947,000 which funded the Company's investing activities of $17,978,000 and the reduction of debt.

The Company has a $37,000,000 revolving credit agreement (the Revolver) of which $17,000,000 was available at fiscal year end. The Revolver contains restrictive covenants including limitations on paying cash dividends. Under these restrictions, as of September 30, 2003, $13,048,000 of consolidated retained earnings was available for payment of dividends.

On October 1, 2003, the company closed on a non-recourse first mortgage loan of $8,500,000 secured by a 200,200 square foot completed building that is leased to one tenant. The loan is for a period of 15 years with level monthly payments of principal and interest at 5.69%. The proceeds were used to reduce amounts outstanding under the Revolver.

The aggregate amounts due in each fiscal year on fully amortizing, non-recourse long-term debt outstanding at September 30, 2003 is: 2004
- $1,545,000; 2005 - $1,604,000; 2006 - $1,732,000; 2007 - $1,848,000;
2008 - $1,996,000; and thereafter - $30,636,000. In addition,
$20,000,000 outstanding under the Revolver at September 30, 2003 will be due in January 2005, unless the Revolver is renewed or replaced.

The Company has a $7,500,000 Letter of Credit facility with SunTrust Bank, N.A. under which the Company may issue letters of credit to various beneficiaries. In addition, the Company has a $1,790,000 letter of credit with Wachovia Bank, N.A. Each letter of credit is generally irrevocable for a period of one year and is automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. At September 30, 2003, $9,143,000 of irrevocable letters of credit were outstanding. Substantially all of these were issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise. During Fiscal 2003, the company repurchased 246,300 shares for approximately $6,119,000. At September 30, 2003 the Company had approximately $3,000,000 authorized for repurchase of shares. On December 3, 2003 the Board of Directors authorized an additional $3,000,000 for the repurchase of shares bringing the total authorization to $6,000,000.

The Company currently expects its Fiscal 2004 capital expenditures to be approximately $18,600,000 ($8,500,000 for real estate development expansion and $10,100,000 for transportation segment expansion) and depreciation and depletion expense to be approximately $12,500,000. The expenditures are expected to be financed from the cash flow from operating activities, financing of a new real estate project, and the funds available under its revolving credit agreement.

A subsidiary of the Company signed an Agreement in February 2002 to sell 108 acres of land to FRI for $15,000,000. Closing is subject to a title search and surveys and is to occur within 45 days of FRI giving notice to close. If FRI fails to close by December 31, 2004, at no fault of the Company, the Company may retain the $100,000 binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement prior closing if there shall exist or the consummation of the sale would cause a default in the Credit Agreement among FRI and Wachovia Bank, et. al. The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated thereunder. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,772,000 net of income taxes, or $2.54 per diluted share. The tract is rented to a subsidiary of FRI and the Company received rental income of approximately $650,000 for the 2003 fiscal year.

The Company announced on May 7, 2003 that a subsidiary has agreed to sell a 935 acre parcel of property in Miami, Florida to FRI for $1,638,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track right-of-ways. The closing of the sale is to occur no later than December 31, 2004. The terms of the agreement were approved by the Company's Audit Committee which (comprised of independent directors) after considering, among other factors, the terms of the existing lease agreement and consultation with management. If this transaction closes, the Company will recognize a gain of approximately $999,000, net of income taxes, or $.33 per diluted common share.

A subsidiary of the Company agreed on December 3, 2003 to sell a parcel of land containing approximately 6,321 acres in Suwannee and Columbia Counties, near Lake City, Florida, to FRI for $13,000,000 in cash. The sale is subject to a definitive agreement and the closing date is to be determined. The sales price was approved by the Company's Audit Committee which is composed of independent Directors of the Company after considering among other factors, an independent appraisal, the current use of the property and consultation with management. If the transaction closes, the Company will recognize a gain of approximately $5,287,000, net of income taxes or $1.78 per diluted common share. The Company expects to ultimately redeploy the cash proceeds into commercial warehouse/office rental properties.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both real estate development and the motor carrier industry.

INFLATION. Historically, the Company has been able to recover inflationary cost increases in the transportation group through increased freight rates. It is expected that over time, justifiable and necessary rate increases will be obtained. Substantially all of the Company's royalty agreements are based on a percentage of the sales price. Minimum royalties and substantially all lease agreements provide escalation provisions.

FORWARD-LOOKING STATEMENTS. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases. The following factors and other risk factors discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: driver availability and cost; regulations regarding driver qualifications and hours of service; availability and terms of financing; freight demand for petroleum products and for building and construction materials in the Company's markets; risk insurance markets; competition; general economic conditions; demand for flexible warehouse/office facilities; interest rates; levels of construction activity in FRI's markets; fuel costs; and inflation. However, this list is not a complete statement of all potential risks or uncertainties. These forward-looking statements are made as of the date hereof based on management's current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors may be found in the Company's other filings made from time to time with the Securities and Exchange Commission.





Consolidated Statements of Income Years ended September 30

(Dollars and shares in thousands except per share amounts)

                                           2003       2002       2001

Revenues:
  Transportation                        $ 87,996     81,921    103,189
  Real estate                             15,239     14,474     14,091
  Sale of real estate                         68        554      3,978

Total revenues (including revenue from
 related parties of $7,305, $6,944 and
 $10,693, respectively)                  103,303     96,949    121,258

Cost of operations:
  Transportation                          78,956     70,243     92,968
  Real estate                              6,259      5,933      5,406
  Cost of real estate sold                    21        231      1,092

Gross profit                              18,067     20,542     21,792

Selling, general and administrative expense
 (including expenses paid to related party
  of $440, $463 and $527, respectively)    8,181      8,229     12,310
Non-recurring charges (recoveries) related
 to closed subsidiary                        (29)      (100)     1,604

Operating profit                           9,915     12,413      7,878
Interest expense, net                     (3,492)    (3,143)    (3,372)

Income from continuing operations
 before income taxes                       6,423      9,270      4,506
Provision for income taxes                 2,505      3,615      1,803

Income from continuing operations          3,918      5,655      2,703

Gain from sale of discontinued
 mining property (Note 11)                 1,077          -          -
Income tax provision                        (420)         -          -
Gain on discontinued operations              657          -          -

Net income                               $ 4,575      5,655      2,703

Earnings per share:
 Basic                                   $  1.51       1.80        .86
 Diluted                                 $  1.49       1.79        .86

Number of shares used in computing:
 Basic earnings per share                  3,033      3,143      3,157

 Diluted earnings per share                3,066      3,165      3,158

See accompanying notes.

Consolidated Balance Sheets
As of September 30,
(Dollars in thousands)
                                                            2003        2002
Assets
Current assets:
  Cash and cash equivalents                              $    757        529
  Cash held in escrow                                       1,795          -
  Accounts receivable (including related
   party of $359 and $107, less allowance
   for doubtful
   accounts of $566 and $474, respectively)                 7,332      7,343

  Income taxes receivable                                       -          8
  Inventory of parts and supplies                             670        633
  Prepaid expenses and other                                3,411      2,977
          Total current assets                             13,965     11,490

Property, plant and equipment, at cost:
  Land                                                     67,781     66,380
  Buildings                                                69,438     55,420
  Plant and equipment                                      72,941     72,489
  Construction in progress                                 11,331     14,986
                                                          221,491    209,275
Less accumulated depreciation and depletion                76,229     70,908
                                                          145,262    138,367

Real estate held for investment, at cost                    1,130      1,047
Goodwill, net of $523 amortization                          1,087      1,087
Other assets                                                3,772      3,472

Total Assets                                             $165,216    155,463

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable including related party of
   $2 and $39, respectively                                 4,734      5,771
  Accrued liabilities:
    Payroll and benefits                                    1,798      2,229
    Other accrued expenses                                    829        554
  Accrued Insurance reserves                                2,314      2,107
  Long-term debt due within one year                        1,545      1,311
           Total current liabilities                       11,220     11,972
Long-term debt                                             57,816     47,290
Deferred income taxes                                      10,760     10,062
Accrued insurance reserves                                  5,722      5,331
Other liabilities                                           1,669      1,648
Commitments and contingencies (Notes 14 and 15)
Shareholders' equity:
  Preferred stock, no par value;
      5,000,000 shares authorized                               -          -
  Common stock, $.10 par value;
     25,000,000 shares authorized; 2,932,708
     and 3,159,008 shares issued and
     outstanding, respectively                                293        316
  Capital in excess of par value                            6,065     11,748
  Retained earnings                                        71,671     67,096
         Total shareholders' equity                        78,029     79,160
  Total Liabilities and Shareholders' equity             $165,216    155,463
See accompanying notes.



	Consolidated Statements of Cash Flows
Years ended September 30,
	(Dollars in thousands)

Cash flows from operating activities:                2003     2002     2001
  Net income                                     $  4,575     5,655   2,703
  Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation, depletion and amortization           11,956    11,086  11,471
Non-cash portion of restructuring charge                -         -     968
Deferred income taxes                                 879       889     332
Gain on sale of real estate, plant and
    equipment                                        (210)     (612) (3,008)
Net changes in operating assets and liabilities:
  Accounts receivable                                  12     1,133   2,293
  Income taxes receivable                               8       994  (1,002)
  Inventory of parts and supplies                     (37)      (63)     80
  Prepaid expenses and other                         (435)    1,509  (1,815)
  Assets held for sale                                  -     1,191       -
  Accounts payable and accrued liabilities         (1,167)    2,686  (2,915)
  Net change in insurance reserves and other
    liabilities                                       412       437     485
  Other, net                                           63        42      34

Net cash provided by operating activities          16,056    24,947   9,626

Cash flows from investing activities:
  Purchase of property, plant and equipment       (20,413)  (18,046)(18,438)
  Additions to other assets                          (768)     (942)   (734)
  Cash held in escrow                              (1,795)        -       -
  Proceeds from the sale of real estate held for
   investment, property, plant and equipment, and
   other assets                                     2,094     1,010   5,294

Net cash used in investing activities             (20,882)  (17,978)(13,878)

Cash flows from financing activities:
  Proceeds from long-term debt                      4,600    10,200   5,140
  Increase (decrease) in revolving debt             7,500    (8,500)  1,000
  Net (decrease) increase in short-term debt            -    (7,800)  2,200
  Repayment of long-term debt                      (1,340)   (1,173)   (877)
  Exercise of employee stock options                  412       425       -
  Repurchase of Company stock                      (6,118)      (32) (3,404)

Net cash provided by (used in) financing activities 5,054    (6,880)  4,059

Net increase(decrease)in cash and cash equivalents    228        89    (193)
Cash and cash equivalents at beginning of year        529       440     633

Cash and cash equivalents at end of year         $    757       529     440

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                    $  3,477     3,179   3,480
     Income taxes                                $  2,004     1,720   3,399
  Non cash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                 $      -       563       -


See accompanying notes.



Consolidated Statements of Shareholders' Equity

(Dollars in thousands, except per share amounts)

                                                      Capital in
                                     Common Stock      Excess of     Retained
                                     Shares   Amount    Par Value    Earnings

Balance at September 30, 2000       3,346,351  $335     $14,740      $58,738

Shares purchased and canceled        (206,285)  (21)     (3,383)           -
Net income                                  -     -           -        2,703

Balance at September 30, 2001       3,140,066   314      11,357       61,441

Shares purchased and canceled          (1,658)    -         (32)           -
Exercise of stock options              20,600     2         423            -
Net income                                  -     -           -        5,655
Balance at September 30, 2002       3,159,008   316      11,748       67,096

Shares purchased and canceled        (246,300)  (25)     (6,093)           -
Exercise of stock options              20,000     2         410            -
Net income                                  -     -           -        4,575
Balance at September 30, 2003       2,932,708  $293     $ 6,065      $71,671

See accompanying notes.


Notes to Consolidated Financial Statements

1. Accounting policies. ORGANIZATION - Patriot Transportation Holding, Inc. (Company) is engaged in the transportation and real estate businesses. The Company's transportation business is conducted through two wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. (Tanklines) is a Southeastern transportation company concentrating in the hauling by motor carrier of primarily petroleum related liquids and other liquid and dry bulk commodities. SunBelt Transport, Inc. (SunBelt) serves the flatbed portion of the trucking industry in the Southeast, Midwest and Mid-Atlantic States, hauling primarily construction materials. The Company's real estate group, through subsidiaries, acquires, constructs, leases, operates and manages land and buildings to generate both current cash flows and long-term capital appreciation. The real estate group also owns real estate which is leased under mining royalty agreements or held for investment.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents.

INVENTORY - Inventory of parts and supplies is valued at the lower of cost (first-in, first-out) or market.

TIRES ON EQUIPMENT - The value of tires on tractors and trailers is accounted for as a prepaid expense and amortized over the life of the tires as a function of miles driven.

REVENUE AND EXPENSE RECOGNITION - Transportation revenue is recognized when shipment is complete and transportation expenses are recognized as incurred.

Real estate rental revenue and mining royalties are generally recognized when due under the leases. Rental income from leases with scheduled increases during their term is recognized when due under the leases, except when increases are deemed material (greater than 3% per annum), in which case, rents are recognized on a straight-line basis over the term of the lease.

Sales of real estate are recognized when the collection of the sales price is reasonably assured and when the Company has fulfilled its obligations, which are typically as of the closing date.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is recorded at cost less accumulated depreciation. Provision for depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

                                         Years
Buildings and improvements                7-39
Revenue equipment                         5-10
Other equipment                           3- 5
Furniture and fixtures                    5-10

Depletion of sand and stone deposits is computed on the basis of units of production in relation to estimated reserves.

The Company periodically reviews property, plant and equipment and
intangible assets for potential impairment.   If this review indicates that
the carrying amount of the asset may not be recoverable, the Company estimates the future cash flows expected with regards to the asset and its
eventual disposition.   If the sum of these future cash flows (undiscounted
and without interest charges) is less than the carrying amount of the assets, the Company records an impairment loss based on the fair value of the asset.

All direct and indirect costs, including interest and real estate taxes associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. Included in indirect costs is an estimate of internal costs associated with development and rental of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

INSURANCE - The Company has a $250,000 to $500,000 self-insured retention per occurrence in connection with certain of its workers' compensation, automobile liability, and general liability insurance programs ("risk insurance"). The Company is self-insured for its employee health insurance benefits and carries a stop loss coverage of $200,000 per covered participant per year. The Company accrues monthly the estimated cost in connection with its portion of its risk and health insurance losses. Claims paid by the Company are charged against the reserve. Additionally, the Company maintains a reserve for incurred but not reported claims based on historical analysis of such claims.



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

STOCK OPTION AWARDS - The Company accounts for its employee stock compensation plans under APB Opinion No. 25. See Footnote 7 for pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

EARNINGS PER COMMON SHARE - Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based on the weighted average number of common shares and potential dilution of securities that could share in earnings. The only difference between basic and diluted shares used for the calculation is the effect of employee and director stock options.

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

ENVIRONMENTAL - Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimation of such liabilities includes an assessment of engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.

NEW ACCOUNTING REQUIREMENTS - In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement addresses the accounting for intangible assets. The Company adopted SFAS No. 142 on October 1, 2002. In accordance with this statement, the Company completed the transitional goodwill impairment test resulting in no impairment of goodwill. Goodwill amortization for 2003, 2002, and 2001, was $0, $40,000 and $40,000, respectively.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company adopted the provisions of SFAS 143 for the quarter ending December 31, 2002 with no material affect on its financial statements.
In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for
fiscal years beginning after December 15, 2001.   The Company adopted this
statement October 1, 2002.
RECLASSIFICATIONS - Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the presentation adopted in 2003.

2. Transactions with related parties. As of September 30, 2003, five of the Company's directors were also directors of Florida Rock Industries, Inc. ("FRI"). Such directors own approximately 27.6% of the stock of FRI and 47.1% of the stock of the Company. Accordingly, FRI and the Company are considered related parties.

The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for FRI. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI.

A summary of revenues derived from FRI follows (in thousands):
                                    2003           2002         2001

Transportation                   $ 1,367            986          950
Real estate                        5,938          5,958        9,743


                                 $ 7,305          6,944       10,693

The Company outsources certain functions to FRI, including some administrative, human resources, legal and risk management. Charges for services provided by FRI were $440,000 in 2003, $463,000 in 2002, and $527,000 in 2001.

A subsidiary of the Company sold, in September 2003, 796 acres of land located in St. Mary's County, Maryland to FRI for $1,836,000. The sale was approved by a committee of independent directors of the Company after receipt of an appraisal and consultation with management. The Company recognized a gain on the sale of approximately $1,078,000 before income taxes. The Company plans to defer the gain for tax purposes under Section 1031 of the Internal Revenue Code. See Footnote 11 for more information.

The Company sold, during Fiscal 2001, two parcels of land to FRI, for
$2,607,000 and recognized a pre-tax gain of $2,034,000.   The transactions
including the purchase price were reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.

The Company announced on May 7, 2003 that a subsidiary agreed to sell a 935 acre parcel of property in Miami, Florida to FRI for $1,638,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track right-of-ways. The closing of the sale is to occur no later than December 31, 2004. The terms of the agreement were approved by the Company's Audit Committee which, is comprised of independent directors, after considering, among other factors, the terms of the existing lease agreement and consultation with management. If this transaction closes, the Company will recognize a gain of approximately $999,000, net of income taxes, or $.33 per diluted common share.

A subsidiary of the Company signed an Agreement in February 2002 to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to FRI for $15,000,000. Closing is subject to a title search and surveys and is to occur within 45 days of FRI giving notice to close. If FRI fails to close by December 31, 2004, at no fault of the Company, the Company may retain the $100,000 binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement prior to closing if there shall exist or the consummation of the sale would cause a default in the Credit Agreement among FRI and Wachovia Bank, et. al. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel. The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated thereunder. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,772,000 net of income taxes, or $2.54 per diluted share. The tract is rented to a subsidiary of FRI and the Company received rental income of approximately $650,000 for the 2003 fiscal year.

3. Non-recurring charges related to closed subsidiary. In the quarter ended September 30, 2001, the Company recorded restructuring and other one-time charges of $3,435,000 resulting from the decision to shut down its third party agent/owner-operator subsidiary, Patriot Transportation, Inc., which began operation in Fiscal 2000. The shutdown charge was comprised of $2,051,000 for asset write-offs, $968,000 for fixed asset impairments, $285,000 for employee severance and termination benefit costs, $90,000 for remaining lease obligations and $41,000 for additional costs associated with exiting the third party agent/owner-operator business. The $3,435,000 charge was recorded in the Consolidated Statement of Income as cost of operations of $26,000, selling, general and administrative expense of $1,805,000 and restructuring and other charges of $1,604,000.

The Company continued its attempts to recover amounts written off related to the closure of the subsidiary. As a result, recovery of restructuring charges of $29,000 and $100,000 was recorded in 2003 and 2002, respectively. The recoveries were due to better than expected disposition of owned and leased trailers. Recoveries of $49,000 and $194,000 in amounts previously charged to administrative expense were also recorded in 2003 and 2002, respectively, primarily due to recovery of accounts receivable in excess of amounts anticipated.

At September 30, 2003 and 2002, $82,000 and $113,000 was included in accounts payable and accrued liabilities, representing the portion of various charges not yet expended.

Revenue and operating profit (loss) related to Patriot Transportation, Inc. for the years ended September 30 are as follows:
                         2003             2002                 2001

Revenue                  $      0     $         0	          $22,623,000

Operating profit (loss)  $ 78,000     $   294,000          $(6,309,000)


4. Long-term debt. Long-term debt at September 30 is summarized as follows (in thousands):

                                        2003       2002
Revolving credit (unsecured)          $20,000     12,500
5.7% to 9.5% mortgage notes,
  due in installments through 2020     39,361     36,101
                                       59,361     48,601
Less portion due within one year        1,545      1,311
                                      $57,816     47,290

The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 2003 is: 2004 - $1,545,000; 2005 -
$1,604,000; 2006 - $1,732,000; 2007-$1,848,000; 2008-$1,996,000; 2009 and
subsequent years - $30,636,000.

In January 2002, the Company and four banks signed a $37,000,000 uncollateralized revolving credit agreement (the Revolver) for a term of
three years.   The Revolver currently bears interest at a margin rate of
1.675% over the selected LIBOR or alternatively, 0.25% over the prime rate
of SunTrust Bank, N.A.   The margin rate may change quarterly based on the
Company's ratio of consolidated adjusted debt to earnings before interest, taxes, depreciation, amortization and rent for the previous four quarters. The Revolver contains a $5,000,000 swing line which may be used for daily borrowings. An annual commitment fee of one-quarter of one percent per annum is payable on the unused amount of the commitment during the term of the loan. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including
limitations on paying cash dividends.   Under these restrictions, as of
September 30, 2003, $13,048,000 of consolidated retained earnings would be available for payment of dividends or repurchase of common stock.

The non-recourse fully amortizing mortgage notes payable are collateralized by real estate having a carrying value of approximately $43,852,000 at September 30, 2003.

Certain properties having a carrying value at September 30, 2003 of $876,000 were encumbered by industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property) and further has agreed to indemnify and hold harmless the Company.



During Fiscal 2003, 2002 and 2001 the Company capitalized interest cost of $182,000, $194,000 and $412,000, respectively.

5. Leases. At September 30, 2003, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property            $ 40,744
Commercial property                          103,875
Land and other property                        1,621
                                             146,240
Less accumulated depreciation and depletion   33,757
                                            $112,483

The minimum future rentals due the Company on noncancelable leases as of September 30, 2003 are as follows: 2004 - $9,881,000; 2005 - $8,733,000;
2006 - $6,664,000; 2007 - $5,306,000; 2008 - $5,037,000; 2009 and
subsequent years $23,653,000.

6. Preferred Shareholder Rights Plan. On May 5, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock.
The dividend was payable on June 2, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, par value $.01 per share (the "Preferred Shares"), at a price of $96 per one one-hundredth of a Preferred Share, subject to adjustment.

In the event that any Person or group of affiliated or associated Persons (an "Acquiring Person") acquires beneficial ownership of 15% or more of the Company's outstanding common stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. An Acquiring Person excludes any Person or group of affiliated or associated Persons who were beneficial owners, individually or collectively, of 15% or more of the Company's Common Shares on May 4, 1999.

The Rights initially trade together with the Company's common stock and are
not exercisable.   However, if an Acquiring Person acquires 15% or more of
the Company's common stock, the Rights may become exercisable and trade
separately in the absence of future board action.   The Board of Directors
may, at its option, redeem all Rights for $.01 per right, at any time prior
to the Rights becoming exercisable.   The Rights will expire September 30,
2009 unless earlier redeemed, exchanged or amended by the Board.

7. Stock Option Plans. The Company has two Stock Option Plans (the 1995 Stock Option Plan and the 2000 Stock Option Plan) under which options for shares of common stock have been granted to directors, officers and key employees. Currently, only the 2000 Plan has options available for grant. The options awarded under the two plans have similar characteristics.

All stock options expire ten years from the date of grant. Options awarded to directors are exercisable immediately and options awarded to officers and employees become exercisable in cumulative installments of 20% each year after a one year waiting period from date of grant. Options awarded in 2003 included 140,000 to officers and key employees. The remaining options issued in 2003 and all awards in 2002 and 2001 were to directors.

At September 30, 2003, the number of shares available for issuance is 158,880 shares.

Option transactions for the fiscal years ended September 30 are summarized as follows:
                                      Shares under        Weighted Average
                                         Option           Exercise Price

Balance at September 30, 2000              102,600        $          19.05

Granted                                     29,000                   17.31
Cancelled                                        -                       -
Exercised                                        -                       -

Balance at September 30, 2001              131,600                   18.67

Granted                                     37,000                   22.99
Cancelled                                   (7,000)                  21.29
Exercised                                  (20,600)                  17 93

Balance at September 30, 2002              141,000                   19.78

Granted                                    182,000                   22.87
Cancelled                                   (3,500)                  22.48
Exercised                                  (20,000)                  17.75

Balance at September 30, 2003              299,500         $         21.85

The following table summarizes information concerning stock options outstanding at September 30, 2003:

                             Shares      Weighted          Weighted
Range of Exercise            under       Average           Average
Prices per Share             Option      Exercise Price    Remaining Life

Outstanding:
$22.23 - $24.00              140,620     $        24.64               9.0

Exercisable:
$15.13 - $19.87               82,000              17.49               4.5
$21.60 - $30.44               76,880              26.52               8.4

                             158,880     $        21.85               6.4


If compensation cost for stock option grants had been determined based on the Black-Scholes option pricing model value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's net income, basic and diluted earnings per share would have been (in thousands, except per share amounts):

                                     2003      2002      2001

Net income
   As reported                      $ 4,575     5,655     2,703
   Deduct: Total stock-based
employee compensation expense
determined under fair value based
method, net of tax effects          $   540       348       203
   Pro forma                        $ 4,035     5,307     2,500

Basic earnings per share
   As reported                      $  1.51      1.80      0.86
   Pro forma                        $  1.33      1.69      0.79

Diluted earnings per share
   As reported                      $  1.49      1.79      0.86
   Pro forma                        $  1.32      1.68      0.79

The fair value of options granted in 2003 was estimated to be $11.94 on the date of grant using the following assumptions; no dividend yield, expected volatility of 45.3%, risk-free interest rates of 3.7% and expected lives of 7 years. The weighted average fair value of options granted in 2002 was estimated to be $13.51 on the date of grant using the following assumptions; no dividend yield, expected volatility of 52.6%, risk-free interest rates of 4.5% and expected lives of 7 years.

8. Income taxes. The provision for income taxes for fiscal years ended September 30 consists of the following (in thousands):

                              2003          2002         2001
Current:
  Federal                   $1,755         2,366        1,260
  State                        289           360          211
                             2,044         2,726        1,471
Deferred
  Federal                      390           728          284
  State                         71           161           48
                               461           889          332

  Total                     $2,505         3,615        1,803

A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):



                                           2003	     2002	       2001
Amount computed at statutory
  Federal rate                            $2,184     3,152        1,532
State income taxes (net of Federal
  income tax benefit)                        279       338          169
Other, net                                    42       125          102
Provision for income taxes                $2,505     3,615        1,803

The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30, are presented below:
                                           2003	     2002
Deferred tax liabilities:
 Property, plant and equipment           $12,839     11,944
 Depletion                                   570        570
 Prepaid expenses                          1,144      1,000
  Gross deferred tax liabilities          14,553     13,514
Deferred tax assets:
 Insurance reserves                        2,659      2,573
 Other, net                                  929        855
  Gross deferred tax assets                3,588      3,428
Net deferred tax liability               $10,965     10,086

9. Employee benefits. The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plan, an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company may make an annual contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company's cost was $591,000 in 2003, $545,000 in 2002 and $517,000 in 2001.

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

The following table sets forth the plan's status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):

                                         2003         2002
Change in benefit obligation:
   Balance beginning of year            $ 374          424
   Service cost                            16           19
   Interest cost                           20           24
   Plan participants' contribution         14           11
   Actuarial loss(gain)                   (40)         (69)
   Benefits paid                          (25)         (35)
   Balance end of year                  $ 359          374



 Change in plan assets:
   Balance beginning of year            $   -            -
   Employer contributions                  11           24
   Plan participants' contribution         14           11
   Benefits paid                          (25)         (35)
   Balance end of year                  $   0            0

Funded status                           $(359)        (374)
Unrecognized net gain                    (236)        (227)
Unrecognized prior service cost             -            -

Accrued postretirement benefit costs    $(595)        (601)

Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):

                                          2003	      2002	       2001
Service cost of benefits earned during
 the period                              $  16           19          24
Interest cost on APBO                       20           24          29
Net amortization and deferral              (31)         (28)        (21)
Net periodic postretirement benefit
 cost                                    $   5           15          32

The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 5.75% for 2003, 7.0% for 2002 and 7.5% for 2001. No medical trend is applicable because the Company's share of the cost is frozen.

10. Business segments.   The Company has identified two business segments,
each of which is managed separately along product lines.   The Company's
operations are substantially in the Southeastern and Mid-Atlantic states.

The transportation segment hauls liquid and dry bulk commodities by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and is developing commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):
                                           2003	        2002	   2001
Revenues:
  Transportation (a)                    $ 87,996       81,921     103,189
  Real estate (b)                         15,307       15,028      18,069
                                        $103,303       96,949     121,258

Operating profit:


  Transportation (a)                    $  2,360        5,057      (2,248)
  Real estate (b)                          9,028        8,864      11,550
  Corporate expenses                      (1,473)      (1,508)     (1,424)
                                        $  9,915       12,413       7,878

Capital expenditures:
  Transportation                        $  7,086       11,430       5,011
  Real estate                             13,327        7,179      12,920
  Other                                        0            0         497
                                        $ 20,413       18,609      18,428

Depreciation, depletion and
amortization:
  Transportation                        $  8,510        7,876       8,175
  Real estate                              3,211        2,961       3,259
  Other                                      235          249          37
                                        $ 11,956       11,086      11,471

Identifiable assets at September 30:
  Transportation                        $ 45,055       47,519      48,987
  Real estate                            116,269      105,850     101,274
  Cash                                     2,552          529         440
  Unallocated corporate assets             1,340        1,565       2,058
                                        $165,216      155,463     152,759

(a) Fiscal 2001 includes revenues of $22,623,000 and operating losses of $6,309,000 attributed to Patriot Transportation, Inc. which ceased operations in September, 2001.

(b) Fiscal 2003, 2002 and 2001 includes revenue of $68,000, $554,000, and
$3,978,000 and operating profit of $47,000, $323,000, and $2,886,000, respectively, from the sale of real estate.

11. Discontinued operations. During the fourth quarter of 2003, a subsidiary of the Company sold a mining property, located in St. Mary's County, Maryland to FRI for $1,836,000. According to the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the property is considered a component of the entity, as defined by SFAS 144, and should therefore be treated as a discontinued operation. A gain on disposal of the property of $657,000, net of income taxes of $420,000, has been recorded after income from continuing operations. Since there have been no active mining operations on the property during the periods presented, revenues and expenses from the discontinued operations are not material.

12. Acquisition. On May 30, 2002, the Company acquired substantially all of the operating assets of Infinger Transportation Company, Inc. (Infinger), a regional tank truck carrier based in Charleston, South Carolina. The acquisition was accounted for as a purchase. The purchase price was approximately $3,698,000, including costs associated with the acquisition. The purchase price, which was financed through the revolving credit facility, has been allocated to the assets acquired based on their respective fair values. The purpose of the acquisition was to enable the Company to expand into new markets and increase capacity in existing markets. No goodwill was recorded in the transaction.

13. Fair values of financial instruments. At September 30, 2003 and 2002, the carrying amount reported in the consolidated balance sheet for cash and cash equivalents, short-term notes payable to bank and revolving credit approximate their fair value. The fair values of the Company's other long-term debt are estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2003, the carrying amount and fair value of such other long term debt was $39,361,000 and $41,795,000, respectively.

14. Contingent liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management none of these matters are expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

In addition, a transportation subsidiary of the Company is a defendant in a pending vehicular accident case that is scheduled to go to trial in January 2004. The plaintiff in that case is seeking compensatory and punitive damages. Although the Company, through its subsidiary, is vigorously defending the litigation and believes that there is no basis for an award of punitive damages, the Company believes that there is a significant risk that the Company's subsidiary will incur losses in connection with such case, a portion of which (any punitive damages award) may or may not be covered by insurance, depending in part on the findings at trial. At this time neither the Company nor its counsel can reasonably predict the amount or the range of such loss, if any. However, if punitive damages are awarded and are not covered by insurance, and such amounts are material, such award could have a material adverse impact on the Company's financial condition, results of operations or cash flows.



15. Commitments. The Company, at September 30, 2003, had entered into various contracts to develop real estate with remaining commitments totaling $930,000, and to purchase transportation equipment for approximately $548,000.

A subsidiary of the Company has entered into an agreement to develop and sell to a major home builder a minimum of 292 residential lots on 73.6 acres of the Bird River Property currently zoned for residential. The minimum aggregate purchase price for these lots is $28,705,000.

The rights and obligations of the subsidiary under this agreement are specifically contingent upon the approval by Baltimore County of a Planned Unit Development (PUD) by July 1, 2006 which will permit the development of and use of the property for a minimum of 292 residential lots. The subsidiary's rights and obligations are also expressly contingent upon the construction of the proposed Route 43 and the subsidiary's ability to have vehicular and water and sewer connection access to the property by July 1, 2007, at what the subsidiary deems in its sole discretion to be a commercially reasonable cost. The obligations of the builder under the agreement also are subject to customary conditions precedent.




Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Patriot Transportation Holding, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Patriot Transportation Holding, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

December 16, 2003
Jacksonville, Florida






Independent Auditors' Report

To the Board of Directors and Shareholders
Patriot Transportation Holding, Inc.

We have audited the consolidated statements of income, shareholders' equity, and cash flows of Patriot Transportation Holding, Inc. and subsidiaries for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Patriot Transportation Holding, Inc. and subsidiaries' operations and cash flows for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche, LLP
Certified Public Accountants

Jacksonville, Florida
December 10, 2001



Directors and Officers

Directors

John E. Anderson (1)
President and Chief Executive
Officer of the Company

Edward L. Baker (1)
Chairman of the Board of the Company
and of Florida Rock Industries, Inc.

John D. Baker II (1)
President and Chief Executive
Officer of Florida Rock Industries, Inc.

Thompson S. Baker II
Vice President of
Florida Rock Industries, Inc.

David H. deVilliers, Jr.
Vice President of the Company and
President of the Company's Real Estate Group

Luke E. Fichthorn III (3)
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Francis X. Knott (2)
Chairman of Partner Management Co., LLC
and of Partners Realty Trust, Inc.

Robert H. Paul III (2)(3)
Chairman of the Board, President
and Chief Executive Officer of
Southeast-Atlantic Beverage Corporation

H. Jay Skelton (2)
President and Chief Executive Officer of
DDI, Inc.

Martin E. Stein, Jr. (3)
Chairman and Chief Executive Officer of
Regency Centers Corporation and
Chairman of the Regency Group, Inc.

James H. Winston (3)
President of LPMC of Jax, Inc.,
Omega Insurance Company and Citadel
Life & Health Insurance Co.
________________
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee




Officers

Edward L. Baker
Chairman of the Board

John E. Anderson
President and Chief Executive Officer

David H. deVilliers, Jr.
Vice President
President, FRP Development Corp.,
the Company's northern real estate
operations

Ray M. Van Landingham
Vice President, Finance and Administration and Chief Financial Officer

Gregory B. Lechwar
Controller and Chief Accounting Officer

Rick J. Copley
President, SunBelt Transport, Inc.

Robert E. Sandlin
President, Florida Rock & Tank Lines, Inc.




Patriot Transportation Holding, Inc.

General Office:  1801 Art Museum Drive
Jacksonville, Florida  32207
Telephone:  (904) 396-5733

Annual Meeting

Shareholders are cordially invited to attend the Annual Shareholders Meeting which will be held at 2 p.m. local time, on Wednesday, February 4, 2004, 155 East 21st Street, Jacksonville, Florida, 32206.

Transfer Agent

Wachovia Bank, N.A.
Corporate Trust Client Services NC-1153
1525 West W. T. Harris Boulevard - 3C3
Charlotte, NC  28288-1153

Telephone:  1-800-829-8432

General Counsel

Lewis S. Lee, Esquire
McGuireWoods LLP
Jacksonville, Florida

Independent Auditors

PricewaterhouseCoopers LLP
Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market
(Symbol: PATR)

Form 10-K


Shareholders may receive without charge a copy of Patriot Transportation Holding, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission by writing to the Treasurer at 1801 Art Museum Drive Suite 300, Jacksonville, Florida 32207.





25