Form 10-Q
period 2003-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2004-02-02
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2003



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 30, 2004: 2,934,108 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED December 31, 2003


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  11

Item 4.  Controls and Procedures                                      11


Part II.  Other Information

Item 1.  Legal Proceedings                                            12

Item 6.   Exhibits and Reports on Form 8-K                            12

Signatures                                                            13

Exhibit 11  Computation of Earnings Per Share                         18

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               19

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              22


                               PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)
                                               December 31,       September 30,
                                              	  2003			2003
ASSETS
Current assets:
 Cash and cash equivalents                      $  1,328                  757
 Cash held in escrow                               1,795                1,795
 Accounts receivable (including related
  party of $80 and $359)                           7,967                7,898
 Less allowance for doubtful accounts               (578)                (566)
 Inventory                                           590                  670
 Prepaid expenses and other                        3,773                3,411
  Total current assets                            14,875               13,965

Property, plant and equipment, at cost           221,679              221,491
Less accumulated depreciation and
 depletion                                       (78,515)             (76,229)
  Net property, plant and equipment              143,164              145,262

Other assets                                       6,199                5,989

Total assets                                    $164,238              165,216


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable (including related
  party of $33 and $2)                          $  3,443                4,734
 Accrued liabilities                               4,199                4,941
 Long-term debt due within one year                1,948                1,545
  Total current liabilities                        9,590               11,220

Long-term debt                                    57,104               57,816
Deferred income taxes                             10,760               10,760
Accrued insurance reserves                         5,722                5,722
Other liabilities                                  1,680                1,669
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                         -                    -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,934,108 and 2,932,708 shares issued
  and outstanding, respectively                      293                  293
 Capital in excess of par value                    6,100                6,065
 Retained earnings                                72,989               71,671

  Total shareholders' equity                      79,382               78,029

Total liabilities and shareholders' equity      $164,238              165,216

See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)



                                                        THREE MONTHS ENDED
                             	                           DECEMBER 31,
                                                          2003      2002
Revenues:
  Related party                                        $ 2,036     1,367
  Non-related parties                                   25,852    22,675
                                                        27,888    24,042

Cost of operations                                      22,524    19,713

Gross profit                                             5,364     4,329

Selling, general and
 administrative expenses:
  Related party                                             99       110
  Non-related parties                                    2,120     1,867
                                                         2,219     1,977
Recovery of non-recurring charges
  related to closed subsidiary                               -       (25)

Operating profit                                         3,145     2,377

Interest expense, net                                     (985)     (839)

Income before income taxes                               2,160     1,538
Provision for income taxes                                 842       600

Net income                                              $1,318       938

Basic earnings per
 common share                                           $  .45       .30

Diluted earnings per
 common share                                           $  .44       .30

Number of shares used in computing:
 Basic earnings per common share                         2,933     3,133

 Diluted earnings per common share                       2,983     3,156

See accompanying notes.






PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (In thousands)
                                    (Unaudited)
                                                             2003	2002

Cash flows from operating activities:
 Net income                                                $ 1,318       938
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation, depletion and amortization                  3,056     2,995
   Gain on disposition of plant
     and equipment                                            (203)     (127)
   Net changes in operating assets and liabilities:
    Accounts receivable                                        (65)      160
    Prepaid expenses and other current assets                 (274)   (2,707)
    Accounts payable and accrued liabilities                (2,033)   (1,922)
   Net change in insurance reserves and other
     liabilities                                                11         7
   Other, net                                                   15        13
Net cash provided by (used in) operating activities          1,825      (643)

Cash flows from investing activities:
 Purchase of property, plant and equipment                    (950)  (13,025)
 Additions to other assets                                    (338)     (146)
 Proceeds from sale of property,
  plant and equipment, and other assets                        308       372
Net cash used in investing activities                         (980)  (12,799)

Cash flows from financing activities:
 Proceeds from long-term debt                                8,500         -
 Net (decrease) increase in revolving debt                  (8,362)   15,800
 Repayment of long-term debt                                  (447)     (301)
 Repurchase of Company stock                                     -    (2,485)
 Exercise of employee stock options                             35       102

Net cash (used in) provided by financing activities           (274)   13,116

Net increase (decrease) in cash and cash equivalents           571      (326)
Cash and cash equivalents at beginning of year                 757       529
Cash and cash equivalents at end of the period             $ 1,328       203



See accompanying notes.




      PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2003
	(Unaudited)

(1) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2003.

Certain reclassifications have been made to the Fiscal 2003 financial statements to conform to the presentation adopted in Fiscal 2004.

(2) Recent Accounting Pronouncements. In December of 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim period disclosures required by the Statement are effective for the Company for the quarter ended March 31, 2004. The annual financial statement disclosures are effective for the Company for the fiscal year ended September 30, 2004.

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



Operating results and certain other financial data for the Company's business segments are as follows (in thousands):



                                   Three Months ended
                                         December 31,
                                      2003	    2002
Revenues:
   Transportation                    $ 23,771     20,666
   Real estate                          4,117      3,376
                                     $ 27,888     24,042

Operating profit
   Transportation                    $  1,346        745
   Real estate                          2,203      1,998
   Corporate expenses                    (404)      (366)
                                     $  3,145      2,377

Identifiable assets		  December 31, September 30,
                                       2003        2003

   Transportation                    $ 44,469	 45,055
   Real estate                        115,368	116,269
   Cash items                           3,123	  2,552
   Unallocated corporate assets         1,279	  1,340
                                     $164,238	165,216



(4)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                    December 31, September 30,
                                        2003         2003
     Revolving Credit,
       Uncollateralized, variable
       rate, payable in 2005         $ 11,638      20,000
     5.7% to 9.5% mortgage notes
       payable in installments
       through 2020                    47,414      39,361
                                       59,052      59,361
     Less portion due in one year       1,948       1,545
                                      $57,104      57,816


(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain functions to FRI, including some administrative, human resources, legal and risk management services.

A subsidiary of the Company agreed to sell a 935 acre parcel of property in Miami, Florida to FRI for $1,638,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track right-of-ways. The closing of the sale is to occur no later than December 31, 2004. The terms of the agreement were approved by the Company's Audit Committee, which is comprised of independent directors, after considering, among other factors, the terms of the existing lease agreement and consultation with management. If this transaction closes, the Company will recognize a gain of approximately $999,000, net of income taxes, or $.33 per diluted common share.

A subsidiary of the Company signed an Agreement to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to FRI for $15,000,000. Closing is subject to a title search and surveys and is to occur within 45 days of FRI giving notice to close. If FRI fails to close by December 31, 2004, at no fault of the Company, the Company may retain the $100,000 binder deposit and be under no further obligation to close. FRI has the right to terminate this Agreement prior to closing if there shall exist or the consummation of the sale would cause a default in the Credit Agreement among FRI and Wachovia Bank, et. al. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel. The Company intends to structure this transaction as a tax deferred exchange under Section 1031 of the United States Internal Revenue Code and the Treasury Regulations promulgated there under. If the transaction closes, the Company will recognize a gain on the sale of approximately $7,772,000 net of income taxes, or $2.61 per diluted share. The tract is rented to a subsidiary of FRI and the Company recorded rental income of approximately $162,500 for the first quarter of Fiscal 2004.

A subsidiary of the Company has agreed to sell a parcel of land containing approximately 6,321 acres in Suwannee and Columbia Counties, near Lake City, Florida, to FRI for $13,000,000 in cash. The sale is subject to a definitive agreement and the closing date is to be determined. The sales price was approved by the Company's Audit Committee which is composed of independent Directors of the Company after considering among other factors, an independent appraisal, the current use of the property and consultation with management. If the transaction closes, the Company will recognize a gain of approximately $5,287,000, net of income taxes or $1.77 per diluted common share. The Company expects to ultimately invest the cash proceeds into commercial warehouse/office rental properties.

(6) Stock-Based Compensation Plan. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                     Three Months ended
                                            December 31,
                                          2003       2002

Net income, as reported                $ 1,318        938

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects                        189        158
Pro forma net income                   $ 1,129        780

Earnings per share:
   Basic-as reported                   $   .45        .30

   Basic-pro forma                     $   .38        .25

   Diluted-as reported                 $   .44        .30

   Diluted-pro forma                   $   .38        .25

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

A transportation subsidiary of the Company was a defendant in a vehicular accident case in which the plaintiff was seeking compensatory and punitive damages. This litigation has been resolved by the Company's insurance carriers without any additional payment by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, driver availability and cost, regulations regarding driver qualifications and hours of service, construction activity, FRI's sales from the Company's mining properties, interest rates and demand for commercial warehouse space in the Baltimore/Washington area. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, and construction costs of new projects.

During Fiscal 2003, the transportation segment's ten largest customers accounted for approximately 38% of the transportation segment's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Three Months Operating Results

For the first quarter of Fiscal 2004, consolidated revenues were $27,888,000, an increase of $3,846,000 or 16.0% over the same quarter last year.

The transportation segment's revenues for the first quarter of Fiscal 2004 were $23,771,000, an increase of $3,105,000 or 15.0%
over the same quarter last year. Approximately $2,733,000 of this increase was a result of a 15.0% increase in miles hauled in the first quarter of 2004 over the same quarter last year. The balance of the increase was primarily due to higher fuel surcharges billed to mitigate rising fuel costs. The increase in miles hauled resulted primarily from a 35.5% increase in miles in the flatbed operations, from the same quarter last year. The increase in revenue miles was primarily due to higher freight demand in the construction materials industry.

Real estate revenues were $4,117,000 for the first quarter of Fiscal 2004, an increase of $741,000 or 21.9% from the first quarter of Fiscal 2003. Revenues from flex office-warehouse properties increased $500,000 or 25.7%, primarily due to a 16.1% increase in average leased square feet and minimal price increases. Royalties from mining contracts increased $241,000 or 16.8% primarily resulting from a 33.9% increase in aggregate tons mined as compared to the same quarter last year. There were no property sales in either quarter.

Consolidated gross profit for the first quarter of 2004 was $5,364,000, an increase of $1,035,000 or 23.9% from the first quarter of last year. Gross profit in the transportation segment increased $829,000 or 35.6% primarily due to the increased revenue, improved utilization of equipment and a higher loaded mile factor.

Gross profit in the real estate segment increased $206,000 or 10.3% from the first quarter of 2003 due to increased royalties from mining operations.

Interest expense, net of capitalized interest, increased $146,000 for the first quarter due primarily to an increase in the average debt outstanding.

Net income was $1,318,000 or $.44 per diluted share for the first quarter of Fiscal 2004 compared to $938,000 or $.30 per diluted share for the same quarter last year.

Summary and Outlook

Real Estate development progress should continue, driven by an encouraging low interest rate outlook and enhanced by a recovering national economy.

The Company's transportation business anticipates improved results as general economic activity strengthens. Accident prevention will continue to be the number one priority. Florida Rock & Tank Lines, Inc. and SunBelt Transport, Inc. will continue to focus on increased equipment utilization, operating efficiencies and freight rate increases.

Liquidity and Capital Resources

For the first three months of Fiscal 2004, operating cash flow of $1,825,000 funded the Company's purchase of additional property, plant and equipment of $950,000 and the repayment of debt of $309,000. The Company has a $37,000,000 revolving line of credit (Revolver) under which $25,362,000 was available at December 31,2003. During the quarter a subsidiary of the Company obtained a first mortgage loan of $8,500,000, collateralized by a building, and used the proceeds to reduce amounts owed under the Revolver. The mortgage is payable over 15 years with level monthly payments of principal and interest at 5.69%.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of December 31, 2003, $6,000,000 was authorized to repurchase the Company's common stock.

In December 2003, the Company committed to develop a 145,000 square foot build to suit warehouse/office building for a NYSE listed company pursuant to a 15 year triple net lease. This project is expected to cost approximately $14,900,000. Construction costs will be funded through the Company's Revolver. The Company expects to obtain permanent non-recourse financing of approximately $11,000,000 upon completion of the project to be fully amortized over 15 years with level monthly payments of principal and interest.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both real estate development and the motor carrier industry.

Agreements to Sell Real Estate

A subsidiary of the Company signed an agreement to sell land to FRI for $15,000,000. If the sale occurs, the Company will recognize a gain on the sale of approximately $7,722,000 net of income taxes or $2.61 per diluted share. A subsidiary of the Company has also agreed to sell a parcel of land to FRI for $1,638,000. If this sale occurs, the Company will recognize a gain, net of income taxes, of $999,000 or $.33 per share.

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

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: driver availability and cost; regulations regarding driver qualification and hours of service; availability and terms of financing; freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; freight demand for building and construction materials in the Company's markets; risk insurance markets; competition; general economic conditions; demand for flexible warehouse/office facilities in the Baltimore/Washington area; interest rates; levels of construction activity in FRI's markets; fuel costs; and inflation. However, this list is not a complete statement of all potential risks or uncertainties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISKS

There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2003 with respect to this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13A-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The evaluation conducted by the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect these controls during the quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION
Item 1.  Legal Proceedings

See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 11.

(b)	Reports on Form 8-K.  On November 19, 2003, the Company
filed a Form 8-K reporting under Item 7, a press release announcing its earnings for the fourth quarter and Fiscal year ended September 30, 2003.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 2, 2004     	  PATRIOT TRANSPORTATION HOLDING, INC.



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
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003
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

(10)(f)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994. File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(h)         	Purchase and Sale Agreement dated February 6, 2002
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001. File No. 33-26115.

(10)(i)         	Purchase and Sale Agreement dated May 7, 2003
between Maryland Rock Industries, Inc. and Florida
Rock Industries, Inc. and Florida Rock Properties,
Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2003.
File No. 33-26115.

(10)(j)         	Purchase and Sale Agreement dated August 25, 2003
between Florida Rock Properties, Inc. and Florida
Rock Industries, Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended
September 30, 2003.

(10)(k)         	Agreement of Purchase and Sale dated October 21,
2003 between FRP Bird River, LLC and The Ryland
Group, Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended
September 30, 2003.


(11)	                Computation of Earnings Per Common Share.

(14)            	Financial Code of Ethical Conduct between the
Company, Chief Executive Officers and Financial
Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003.

(31)(a)         	Certification of John E. Anderson.

(31)(b)         	Certification of Ray M. Van Landingham.

(31)(c)         	Certification of Gregory B. Lechwar.

(32)            	Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.