Form 10-Q
period 2004-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2004-04-29
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2004: 2,929,108 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2004


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis                          8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  13

Item 4.  Controls and Procedures                                      13


Part II.  Other Information

Item 1.   Legal Proceedings                                           14
Item 2.   Changes in Securities and Use of Proceeds                   14
Item 4.   Submission of Matters To a Vote of Security Holders         14
Item 6.   Exhibits and Reports on Form 8-K                            15

Signatures                                                            16

Exhibit 11  Computation of Earnings Per Share                         21

Exhibit 31  Certifications pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002                              22

Exhibit 32  Certifications pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                              25




                            PART I.  FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS
                  PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)
                                         March 31,         September 30,
                                                   2004                    2003
ASSETS
Current assets:
 Cash and cash equivalents                      $    435                   757
 Cash held in escrow                              12,887                 1,795
 Accounts receivable (including related
  party of $221 and $359)                          8,563                 7,898
 Less allowance for doubtful accounts               (590)                 (566)
 Inventory                                           587                   670
 Prepaid expenses and other                        3,184                 3,411
  Total current assets                            25,066                13,965

Property, plant and equipment, at cost           217,263               216,640
Less accumulated depreciation and depletion      (80,161)              (75,290)
  Net property, plant and equipment              137,102               141,350

Assets held for sale                                   -                 3,912

Other assets                                       6,259                 5,989

Total assets                                    $168,427               165,216

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  4,075                 4,734
 Accrued liabilities                               4,798                 4,941
 Liabilities associated with assets held for sale      -                    60
 Long-term debt due within one year                8,090                 1,485
  Total current liabilities                       16,963                11,220

Long-term debt                                    44,976                57,816
Deferred income taxes                             13,410                10,760
Accrued insurance reserves                         5,722                 5,722
Other liabilities                                  1,686                 1,669
Commitments and contingencies (Note 9)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                          -                     -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,929,108 and 2,932,708 shares issued
  and outstanding, respectively                      293                   293
 Capital in excess of par value                    5,414                 6,065
 Retained earnings                                79,963                71,671

  Total shareholders' equity                      85,670                78,029

Total liabilities and shareholders' equity      $168,427               165,216


See accompanying notes.




            PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)

                                    THREE MONTHS              SIX MONTHS
                                  ENDED MARCH 31,            ENDED MARCH 31,
                                   2004       2003           2004       2003
Revenues:
  Related parties               $  1,959      1,668           3,995     3,275
  Non-related parties             26,667     23,405          52,518    45,840
                                  28,626     25,073          56,513    49,115

Cost of operations                23,503     21,158          46,027    40,870

Gross profit                       5,123      3,915          10,486     8,245
Selling, general and
 administrative expense            2,155      2,010           4,375     3,988
Recovery of non-recurring charges
 related to closed subsidiary          -          -               -       (25)

Operating profit                   2,968      1,905           6,111     4,282
Other income                          95          -              95         -
Interest expense, net               (969)      (886)         (1,954)   (1,725)

Income before income taxes         2,094      1,019           4,252     2,557
Provision for income taxes          (774)      (397)         (1,616)     (997)

Income from continuing
 operations                        1,320        622           2,636     1,560
Discontinued operations:
  Gain on sale of rental
    property, net of tax           5,655          -           5,655         -

Net Income                       $ 6,975        622           8,291     1,560

Earnings per common share:
Income from continuing
 operations - basic              $   .45        .20             .90       .50
            - diluted            $   .44        .20             .89       .50
Gain on disposition of dis-
 continued operations
            - basic              $  1.93          -            1.93         -
            - diluted            $  1.90          -            1.90         -

Net income-basic                 $  2.38        .20            2.83       .50
Net income-diluted               $  2.34        .20            2.79       .50

Average shares outstanding
            - basic                2,931      3,053           2,932     3,093
            - diluted              2,979      3,077           2,976     3,118

See accompanying notes.









                 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (In thousands)
                                    (Unaudited)
                                                             2004      2003
Cash flows from operating activities:
 Net income                                                 $8,291     1,560
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation, depletion and amortization                  6,152     5,993
   Deferred income taxes                                     2,499       171
   Gain on disposition of property, plant and equipment     (9,233)     (124)
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (649)     (416)
    Prepaid expenses and other current assets                  318       145
    Accounts payable and accrued liabilities                  (651)   (2,813)
   Net change in insurance reserve and other
     liabilities                                                17        12
   Other, net                                                  114        24
Net cash provided by operating activities                    6,858     4,552

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (1,824)  (14,759)
 Additions to other assets                                    (619)     (422)
 Cash held in escrow                                       (11,092)        -
 Proceeds from sale of property, plant and
  equipment, and other assets                               13,300       977
Net cash used in investing activities                         (235)  (14,204)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    8,500         -
 Net (decrease) increase in revolving debt                 (13,833)   12,800
 Repayment of long-term debt                                  (962)     (607)
 Repurchase of Company stock                                (2,132)   (2,485)
 Exercise of employee stock options                          1,482       102

Net cash (used in) provided by financing activities         (6,945)    9,810

Net (decrease) increase in cash and cash equivalents          (322)      158
Cash and cash equivalents at beginning of year                 757       529
Cash and cash equivalents at end of the period              $  435       687



See accompanying notes.





     PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2004
                         (Unaudited)

(1) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2003.

Certain reclassifications have been made to the Fiscal 2003 financial statements to conform to the presentation adopted in Fiscal 2004.

(2) Recent Accounting Pronouncements. In December of 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual financial statement disclosures are effective for the Company for the fiscal year ended September 30, 2004. For the three and six months ended March 31, 2004 and 2003, no postretirement benefit income or expense was recorded. Based on current estimates, there is no requirement to make cash contributions for fiscal 2004.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):



                      Three Months ended       Six Months ended
                                 March 31,             March 31,
                            2004        2003       2004       2003
Revenues:
   Transportation          $24,280     21,312     48,052     41,978
   Real estate               4,346      3,761      8,461      7,137
                           $28,626     25,073     56,513     49,115

Operating profit
   Transportation          $ 1,121        323      2,467      1,068
   Real estate               2,226      1,978      4,430      3,976
   Corporate expenses         (379)      (396)      (786)      (762)
                           $ 2,968      1,905      6,111      4,282

Identifiable assets:
                                                  March 31,  Sept. 30,
                                                   2004       2003
   Transportation                               $ 42,200     45,055
   Real estate                                   124,453    116,269
   Cash items                                        435      2,552
   Unallocated corporate assets                    1,339      1,340
                                                $168,427    165,216


(4)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                      March 31,  September 30,
                                        2004         2003
     Revolving Credit,
       Uncollateralized, payable
       in 2005                       $  6,167      20,000
     5.7% to 9.5% mortgage note
       payable in installments
       through 2020                    46,899      39,361
                                       53,066      59,361
     Less portion due in one year       8,090       1,545
                                      $44,976      57,816

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

On March 30, 2004, a subsidiary sold a parcel of land and improvements containing approximately 6,321 acres in Suwannee and Columbia Counties, near Lake City, Florida to a subsidiary of FRI for $13,000,000 in cash, resulting in a gain of $5,655,000 after income taxes. The sales price was approved by the Company's Audit Committee, composed of independent Directors of the Company, after considering among other factors, an independent appraisal, the current use of the property and consultation with management. See Note (6) for further information.

A subsidiary of the Company has an agreement to sell a 935 acre parcel of property in Miami, Florida to FRI for $1,638,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track right-of-ways. Closing of the sale is scheduled to occur in early May, 2004. The Company will place the proceeds of this transaction in escrow in anticipation of identifying suitable exchange properties under Section 1031 of the United States Internal Revenue Code. The terms of the agreement were approved by the Company's Audit Committee, which is comprised of independent directors, after considering, among other factors, the terms of the existing lease agreement and consultation with management. When this transaction closes, the Company will recognize a gain from discontinued operations of approximately $999,000, net of income taxes, or $.34 per diluted common share.

A subsidiary of the Company has an Agreement to sell 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to FRI for $15,000,000. Closing is scheduled to occur by May 10, 2004. The Agreement was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel. The Company will place the proceeds of this transaction in escrow in anticipation of identifying suitable exchange properties under Section 1031 of the United States Internal Revenue Code. Upon closing, the Company will recognize a gain from discontinued operations on the sale of approximately $7,772,000 net of income taxes, or $2.61 per diluted common share. The tract is rented to a subsidiary of FRI and the Company recorded rental income of approximately $325,000 for the first half of Fiscal 2004.

(6) Discontinued operations. On March 31, 2004, a subsidiary of the Company sold a parcel of land and improvements to FRI for $13,000,000 in cash. The property was leased to FRI under an operating lease. The property is considered a component of the entity and therefore its disposition is treated as a discontinued operation. A gain on disposal of $5,655,000, net of income taxes of $3,465,000, has been recorded as a gain from discontinued operations. Prior to the sale, FRI was financially responsible for all operations of the property and therefore, rental revenue and expenses from the discontinued operations are not material. The proceeds from the sale have been placed in an escrow account to facilitate an IRC Section 1031 exchange.

In April 2004, $11,350,000 of the escrowed funds were used to purchase two existing commercial warehouse/distribution buildings totaling 303,000 square feet and an adjacent 8.75 acre lot located in Newark, Delaware. One of the buildings is fully leased and the other is available for lease. The adjacent lot will be held for future development.

(7) Repurchase of Company Stock. During the second quarter of Fiscal 2004, the Company repurchased and retired 66,500 shares of its common stock for $2,132,000, under a plan approved by the Board of Directors.

(8) Stock-Based Compensation Plan. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.
                       Three Months ended    Six Months ended
(Amounts in thousands)           March 31,             March 31,
                              2004       2003       2004       2003

Net income, as reported    $ 6,975        622      8,291      1,560

Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  income taxes                 121        136        338        294
Pro forma net income       $ 6,854        486      7,953      1,266

Earnings per share:
   Basic as reported       $  2.38        .20       2.83        .50

   Basic pro forma         $  2.34        .16       2.71        .41

   Diluted as reported     $  2.34        .20       2.79        .50

   Diluted pro forma       $  2.30        .16       2.67        .41

(9) Contingencies and Commitments. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims that arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management and advice of legal counsel, none of these matters are expected to have a materially adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

In December 2003, the Company committed to develop a 145,000 square foot build to suit warehouse/office building for a NYSE listed company pursuant to a 15 year triple net lease. This project is expected to cost approximately $14,900,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS. The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, driver availability and cost, regulations regarding driver qualifications and hours of service, construction activity, FRI sales from the Company's mining properties, interest rates and demand for commercial warehouse/office space in the Baltimore/Washington area. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, and construction costs of new projects.

During Fiscal 2003, the transportation segment's ten largest customers accounted for approximately 38% of the transportation segment's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Financial results of the Company for any individual quarter are not necessarily indicative of the results to be expected for the year.

Three Months Operating Results

For the second quarter of Fiscal 2004, consolidated revenues were $28,626,000, an increase of $3,553,000 or 14.2% over the same quarter last year.

The transportation segment's revenues for the second quarter of Fiscal 2004 were $24,280,000, an increase of $2,968,000 or 13.9%
over the same quarter last year. This increase was a result of a 12.8% increase in miles hauled over the same quarter last year. The increase in miles hauled resulted primarily from a 9.3% increase in miles hauled in the tankline division and a 19.7% increase in miles hauled in the flatbed division, reflecting higher customer demand.

Real estate revenues were $4,346,000 for the second quarter of Fiscal 2004, an increase of $585,000 or 15.6% from the second quarter of Fiscal 2003. Royalties from mining contracts increased $219,000 or 15.7% primarily due to a 23.6% increase in tons mined. Revenues from flex office-warehouse properties increased $432,000 or 18.8%, primarily due to a 16.4% increase in average leased square feet and, to a lesser extent, minimal price increases. Real estate revenues included property sales of $65,000 in the second quarter of 2003 and no property sales in the second quarter of 2004.

Consolidated gross profit for the second quarter of 2004 was $5,123,000, an increase of $1,208,000 or 30.9% from the second quarter of last year. Gross profit in the transportation segment increased $959,000 or 49.5% achieved by the increased revenue and a steady level of fixed costs. Gross profit in the real estate segment increased $249,000 or 12.6% from the second quarter of 2003 due to increased royalties from mining operations and additional gross profit from newly developed commercial properties.

Selling, general and administrative expense increased $145,000 or 7.2% for the second quarter of 2004 compared to the same period last year. On a comparative basis, selling, general and administrative expense as a percent of consolidated revenues, was 7.8% as compared to 8.0% last year.

Income from continuing operations was $1,320,000 or $.44 per diluted share for the second quarter of Fiscal 2004, an increase of $698,000 from the same quarter last year.

A gain from discontinued operations of $5,655,000 net of income taxes was recorded during the quarter, as a result of the sale of land and improvements to a related party for $13,000,000.

Net income was $6,975,000 or $2.34 per diluted share for the second quarter of Fiscal 2004 compared to $622,000 or $.20 per diluted share for the same quarter last year.

Six Month's Operating Results.

For the first half of Fiscal 2004, consolidated revenues were $56,513,000, an increase of $7,398,000 or 15.1% over the same period last year.

The transportation segment's revenues for the first half of Fiscal 2004 were $48,052,000, an increase of $6,074,000 or 14.5% over the same period last year. The revenue increase is primarily due to a 7.9% increase in miles hauled in the tankline division and a 27.1% increase in miles for the flatbed division. These increases reflect higher customer demand over the same period last year.

Real estate revenues were $8,461,000 for the first half of 2004, an increase of $1,324,000 or 18.6% from the first half of 2003. Royalties from mining contracts increased $457,000 or 16.2% primarily resulting from a 38.2% increase in tons sold. Revenues from flex office-warehouse properties increased $933,000 or 21.9%, primarily due to a 16.3% increase in average leased square feet and, to a lesser extent, price increases. Real estate revenues included property sales of $65,000 in the first half of 2003 and no property sales during the first half of 2004.

Consolidated gross profit increased $2,241,000 or 27.2% for the first half as compared to the same period last year. Gross profit in the transportation segment increased $1,788,000 or 41.9% as a result of the increased revenue and steady level of fixed costs.

Gross profit in the real estate segment increased $453,000 or 11.4% from the first half of 2004 due to increased royalties from mining operations, as well as additional gross profits from newly developed commercial properties.

Selling, general and administrative expense increased $387,000 or 9.7% for the first half of 2004 compared to the same period last year. On a comparative basis, selling, general and administrative expense as a percent of consolidated revenues, was 7.7% compared to 8.1% last year.

The Company recorded an income tax provision of $1,616,000 in the first half of 2004 compared to $997,000 in the same period last year. The effective tax rate decreased to 38% in 2004 from 39% in 2003.

Income from continuing operations was $2,636,000 or $.89 per diluted share for the first half of Fiscal 2004 compared to $1,560,000 or $.50 per diluted share for the first half of last year.

Discontinued operations reflects a gain of $5,655,000 net of income taxes, as a result of the sale of land and improvements to a related party for $13,000,000.

Net income was $8,291,000 or $2.79 per diluted share for the first half of Fiscal 2004 compared to $1,560,000 or $.50 per diluted share for the same period last year.

Summary and Outlook

The Company's real estate and transportation businesses are both experiencing an improved economic climate as the result of a strengthening regional and national economy. While low interest rates continue to enhance overall business conditions, the Company's real estate development operations are encountering stronger levels of inquiry from prospective tenants for the Company's flexible office/warehouse product.

Demand for hauling services has also strengthened for the Company's transportation business. Improved demand and pricing is especially occurring for the Company's flatbed trucking operations which haul primarily construction materials. Adverse impacts from escalating diesel fuel costs, driver availability, and burdensome health and liability insurance costs will continue to challenge the trucking industry.

Liquidity and Capital Resources

For the first six months of Fiscal 2004, operating cash flow allowed the Company to repay $6,295,000 in long term debt and to repurchase Company stock for $2,132,000. At March 31, 2004,
$30,833,000 was available under the Revolver.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the second quarter of Fiscal 2004, the Company repurchased 66,500 shares for $2,132,000. The Company has approximately $3,868,000 available for the repurchase of the Company's common stock as of March 31, 2004.

On March 30, 2004, a subsidiary of the Company sold a parcel of land and improvements to FRI for $13,000,000 in cash, the proceeds from which were placed in escrow in anticipation of utilizing the funds for an IRS Section 1031 exchange. In April 2004, a subsidiary of the Company purchased two existing commercial warehouse/distribution buildings totaling 303,000 square feet and an adjacent 8.75 acre building lot located in Newark, Delaware. The purchase used $11,350,000 of the amounts held in escrow. The Company plans to use the remaining escrowed funds for additional 1031 exchange property, as yet undetermined. If a suitable exchange property cannot be found the funds will be made available for general use.

During the second quarter of 2004, approximately $1,795,000 in funds held in escrow received from the sale of a mining property in September 2003 became unrestricted, as a suitable 1031 exchange property was not found. The cash was used to repay amounts due under the Revolver.

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

Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient on a current and long term basis to meet the liquidity requirements necessary to fund operations, capital requirements and debt service.

A subsidiary of the Company signed an agreement to sell land to FRI for $15,000,000. The Company will recognize a gain on the sale of approximately $7,722,000, net of income taxes, or $2.61 per diluted common share. A subsidiary of the Company has also agreed to sell a parcel of land to FRI for $1,638,000. The Company will recognize a gain on the sale of approximately $999,000, net of income taxes, or $.34 per diluted common share. Both of these transactions are expected to close in May 2004. Proceeds from the sale will be placed in escrow in anticipation of redeploying the proceeds in a tax deferred exchange under Section 1031 of the Internal Revenue Code.

Reinvestment of the proceeds from these transactions is expected to facilitate the Company's long term plan to build and own a portfolio of successful rental properties. For additional information see Note 5 of Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", ?the Company intends? and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: driver availability and cost; regulations regarding driver qualification and hours of service; availability and terms of financing; freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; freight demand for building and construction materials in the Company's markets; risk insurance markets; competition; general economic conditions; demand for flexible warehouse/office facilities in the Baltimore/Washington D.C. area; interest rates; levels of construction activity in FRI's markets; fuel costs; and inflation. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 2. Changes in Securities and use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs
January 1
through
January 31        -           -             -               -

February 1
through
February 29  62,900      32.093        62,900      $3,981,000

March 1
through
March 31      3,600      31.534         3,600      $3,868,000

Total        66,500      32.062        66,500

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 4, 2004, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown.

                         Term       Votes       Votes        Broker/
                         Ending     For         Withheld     Non-Votes
H. Jay Skelton            2008      2,710,051    30,995          -
John D. Baker II          2008      2,713,446    27,600          -
Luke E. Fichthorn         2008      2,710,051    30 995          -
Charles E. Commander III  2005      2,713,446    27,600          -

The directors whose terms of office as a director have continued after the meeting are Edward L. Baker, Thompson S. Baker II, James
H. Winston, Robert H. Paul III, and Martin E. Stein, Jr.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page
    18.

(b) Reports on Form 8-K. On January 29, 2004, the Company filed a Form 8-K reporting under Items 7, 9 and 12, a press release announcing its earnings for the first quarter of the Fiscal year ending September 30, 2004.










                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2004                  PATRIOT TRANSPORTATION HOLDING, INC.



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
          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004
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

(3)(b)(2)		Amendment to the Bylaws of Patriot Transportation
Holding, Inc. adopted August 3, 1994, incorporated
by reference to the corresponding exhibit filed
with Form 10-K for the fiscal year ended September
30, 1994.    File No. 33-26115.

(3)(b)(3)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the
Secretary of State of State of Florida on February
7, 1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15,
1994.  File No. 33-26115.

(4)(a)		Articles III, VII and XII of the Articles of
Incorporation of Patriot Transportation Holding,
Inc., incorporated by reference to an exhibit filed
with Form S-4 dated December 13, 1988.   And
amended Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and
XIV, incorporated by reference to an appendix filed with the Company's Proxy Statement dated December
15, 1994.  File No. 33-26115.

(4)(b)		Specimen stock certificate of Patriot
Transportation Holding, Inc., incorporated by
reference to an exhibit filed with Form S-4 dated
December 13, 1988.   File No. 33-26115.

(4)(c)		Revolving Credit Agreement dated as of January 9,
2002 among Patriot Transportation Holding, Inc. as
Borrower, the Lenders from time to time party thereto and SunTrust Bank as Administrative Agent, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001.
File No. 33-26115.

(4)(d)		The Company and its consolidated subsidiaries have
other long-term debt agreements none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(4)(e)		Rights Agreement, dated as May 5, 1999 between the
Company and First Union National Bank, incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No. 33-26115.

(10)(a)		Various lease backs and mining royalty agreements
with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated
September 1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit
(10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986, from
Florida Rock Industries, Inc. to Florida Rock &
Tank Lines, Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(c)		Mining Lease Agreement, dated September 1, 1986,
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
33-26115.

(10)(e)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994. File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(h)         	Purchase and Sale Agreement dated February 6, 2002
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001.

(10)(i)        	Purchase and Sale Agreement dated August 25, 2003
between Florida Rock Properties, Inc. and Florida
Rock Industries, Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended
September 30, 2003.

(10)(j)        	Agreement of Purchase and Sale dated October 21,
2003 between FRP Bird River, LLC and The Ryland
Group, Inc., incorporated by reference to an exhibit filed with form 10-K for the year ended
September 30, 2003.

(10)(k)         	Purchase and Sale Agreement dated March 30, 2004
between Florida Rock Properties, Inc. and Mule Pen
Quarry Corporation.

(11)	           Computation of Earnings Per Common Share.

(14)            	Financial Code of Ethical Conduct between the
Company, Chief Executive Officers and Financial
Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003.

(31)(a)         	Certification of John E. Anderson.

(31)(b)         	Certification of Ray M. Van Landingham.

(31)(c)         	Certification of Gregory B. Lechwar.

(32)            	Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.