Form 10-Q
period 2004-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2004-08-05
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2004: 2,929,107 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED June 30, 2004


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis                          8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  14

Item 4.  Controls and Procedures                                      14


Part II.  Other Information

Item 1.   Legal Proceedings                                           15
Item 2.   Changes in Securities and Use of Proceeds                   15
Item 6.   Exhibits and Reports on Form 8-K                            15

Signatures                                                            16

Exhibit 11  Computation of Earnings Per Share                         21

Exhibit 31  Certifications pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002                              22

Exhibit 32  Certifications pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                              25




                            PART I.  FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS
                  PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)
                                             June 30,        September 30,
                                                   2004                 2003
ASSETS
Current assets:
 Cash and cash equivalents                      $    120                   757
 Cash held in escrow                              17,959                 1,795
 Accounts receivable (including related
  party of $557 and $359)                          8,713                 7,898
 Less allowance for doubtful accounts               (624)                 (566)
 Inventory                                           606                   670
 Prepaid expenses and other                        2,753                 3,411
  Total current assets                            29,527                13,965

Property, plant and equipment, at cost           219,957               205,211
Less accumulated depreciation and depletion      (73,035)              (65,832)
  Net property, plant and equipment              146,922               139,379

Assets held for sale                                   -                 5,883

Other assets                                       6,386                 5,989

Total assets                                    $182,835               165,216

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  3,459                 4,728
 Federal and state income taxes                    6,112                     6
 Accrued liabilities                               5,249                 4,941
 Liabilities associated with assets held for sale      -                    60
 Long-term debt due within one year                4,445                 1,485
  Total current liabilities                       19,265                11,220

Long-term debt                                    44,461                57,816
Deferred income taxes                             15,234                10,760
Accrued insurance reserves                         5,722                 5,722
Other liabilities                                  1,606                 1,669
Commitments and contingencies (Note 9)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized                          -                     -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,929,107 and 2,932,708 shares issued
  and outstanding, respectively                      293                   293
 Capital in excess of par value                    5,338                 6,065
 Retained earnings                                90,916                71,671

  Total shareholders' equity                      96,547                78,029

Total liabilities and shareholders' equity      $182,835               165,216


See accompanying notes.




            PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)

                                    THREE MONTHS               NINE MONTHS
                                   ENDED JUNE 30,            ENDED  JUNE 30,
                                   2004       2003           2004       2003
Revenues:
  Related parties               $  1,680      1,830           4,503     4,650
  Non-related parties             27,990     24,997          81,237    70,837
                                  29,670     26,827          85,740    75,487

Cost of operations                23,681     21,850          69,519    62,593

Gross profit                       5,989      4,977          16,221    12,894
Selling, general and
 administrative expense            2,276      2,018           6,650     6,006
Recovery of non-recurring charges
 related to closed subsidiary          -         (5)              -       (29)

Operating profit                   3,713      2,964           9,571     6,917
Other income                         284          -             378         -
Interest expense, net               (915)      (899)         (2,869)   (2,623)

Income before income taxes         3,082      2,065           7,080     4,294
Provision for income taxes        (1,169)      (805)         (2,690)   (1,674)

Income from continuing
 operations                        1,913      1,260           4,390     2,620
Discontinued operations (Note 6):
  Income from operations,
    net of tax                        32         86             191       286
  Gain on sale of properties,
    net of tax                     9,009          -          14,664         -

Net income                       $10,954      1,346          19,245     2,906

Earnings per common share:
Income from continuing
 operations - basic              $   .65        .42            1.50       .85
            - diluted            $   .64        .41            1.47       .85
Discontinued operations
            - basic              $  3.09        .03            5.07       .10
            - diluted            $  3.04        .03            4.99       .09

Net income-basic                 $  3.74        .45            6.57       .95
Net income-diluted               $  3.68        .44            6.46       .94

Average shares outstanding
            - basic                2,929      3,015           2,931     3,067
            - diluted              2,979      3,054           2,977     3,098

See accompanying notes.









                 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (In thousands)
                                    (Unaudited)
                                                             2004      2003
Cash flows from operating activities:
 Net income                                                $19,245     2,906
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  9,173     8,963
   Deferred income taxes                                     4,342      (289)
   Gain on disposition of property, plant and equipment    (23,789)     (100)
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (765)       23
    Prepaid expenses and other current assets                  730       468
    Accounts payable and accrued liabilities                 5,278    (1,910)
   Net change in insurance reserve and other
     liabilities                                               (64)       74
   Other, net                                                   51        47
Net cash provided by operating activities                   14,201    10,182

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (16,870)  (17,657)
 Additions to other assets                                    (818)     (502)
 Cash held in escrow                                       (16,164)        -
 Proceeds from sale of property, plant and
  equipment, and other assets                               30,196     1,117
Net cash used in investing activities                       (3,656)  (17,042)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    8,500     4,600
 Net (decrease) increase in revolving debt                 (17,512)   10,000
 Repayment of long-term debt                                (1,443)     (991)
 Repurchase of Company stock                                (2,509)   (6,118)
 Exercise of employee stock options                          1,782       412

Net cash (used in) provided by financing activities        (11,182)    7,903

Net (decrease) increase in cash and cash equivalents          (637)    1,043
Cash and cash equivalents at beginning of year                 757       529
Cash and cash equivalents at end of the period             $   120     1,572



See accompanying notes.



     PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2004
                         (Unaudited)

(1) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2003.

Certain reclassifications have been made to the Fiscal 2003 consolidated financial statements to conform to the presentation adopted in Fiscal 2004.

(2) Recent Accounting Pronouncements. In December 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual financial statement disclosures are effective for the Company for the fiscal year ended September 30, 2004. For the three and nine months ended June 30, 2004 and 2003, no postretirement benefit income or expense was recorded. The Company does not expect to be required to make cash contributions for fiscal 2004.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                      Three Months ended      Nine Months ended
                                 June 30,               June 30,
                            2004        2003       2004       2003
Revenues:
   Transportation          $25,585     23,079     73,637     65,057
   Real estate               4,085      3,748     12,103     10,430
                           $29,670     26,827     85,740     75,487

Operating profit
   Transportation          $ 1,641        967      4,108      2,035
   Real estate               2,435      2,346      6,609      5,993
   Corporate expenses         (363)      (349)    (1,146)    (1,111)
                           $ 3,713      2,964      9,571      6,917

Identifiable assets:
                                                 June 30,    Sept. 30,
                                                   2004       2003
   Transportation                               $ 41,076     45,055
   Real estate                                   140,472    116,269
   Cash items                                        120      2,552
   Unallocated corporate assets                    1,167      1,340
                                                $182,835    165,216


(4)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                      June 30,   September 30,
                                        2004     ____2003 ____

     Revolving Credit,
       Uncollateralized, payable
       in 2005                       $  2,488      20,000
     5.7% to 9.5% mortgage notes
       payable in installments
       through 2020                    46,418      39,361
                                       48,906      59,361
     Less portion due in one year       4,445       1,545
                                      $44,461      57,816

(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI, including some human resource, legal and other services.

During 2004, the Company closed on previously announced agreements to sell three tracts of land to FRI as follows:

Lake City, Florida. On March 30, 2004, a subsidiary sold a parcel of land and improvements containing approximately 6,321 acres in Suwannee and Columbia Counties, near Lake City, Florida to a subsidiary of FRI for $13,000,000 in cash, resulting in a gain of $5,655,000 after income taxes of $3,465,000. The sales price was approved by the Company's Audit Committee after considering among other factors, an independent appraisal, the current use of the property and consultation with management.

Springfield, Virginia. On May 7, 2004 a subsidiary of the Company sold 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to FRI for $15,000,000 in cash resulting in a gain of $8,009,000, after income taxes of $4,909,000. The sales price was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel.

Miami, Florida. Also on May 7, 2004, a subsidiary of the Company sold a 935 acre parcel of property in Miami, Florida to FRI for $1,628,000 in cash, resulting in a gain of $1,000,000, after income taxes of $614,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track right-of-ways. The terms of the sale were approved by the Company's Audit Committee after considering, among other factors, the terms of the existing lease agreement and consultation with management.

See Note (6) for further information regarding the accounting for the sales of these properties as discontinued operations.

(6) Discontinued operations. As discussed in Note (5), during the nine months ended June 30, 2004, the Company sold three tracts of land that were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

The gains from the sales of these properties of $14,664,000, net of income taxes of $8,988,000, have been recorded as discontinued operations.

The results of operations of these properties, consisting of royalty and rental income, operating expenses and depreciation, have been reclassified to discontinued operations. Income from the disposed properties, net of income taxes, was $32,000 and $191,000 for the quarter and nine months ended June 30, 2004 and $86,000 and $286,000 for the three and nine months ended June 30, 2003, respectively. All periods presented have been restated accordingly.

(7) Cash held in escrow. The proceeds of the property sales discussed in
Note 5 were placed in escrow in anticipation of reinvesting these proceeds in tax deferred exchanges under Section 1031 of the United States Internal Revenue Code.

In April 2004, $11,350,000 of the escrowed funds from the Lake City property sale were used to purchase two existing commercial warehouse/distribution buildings totaling 303,000 square feet and an adjacent 8.75 acre lot located in Newark, Delaware.

The Company has three escrow accounts, consisting of $1,468,000 remaining from the Lake City property sale, $1,614,000 from the Miami, Florida property sale, and $14,877,000 from the Springfield, Virginia property sale. The escrowed funds must remain in the escrow accounts in order to preserve the Section 1031 opportunities until the earlier of
(i) the date the identified property is purchased, (ii) the date all the identified properties in each account becomes unavailable, or (iii) the expiration of the 180 day qualifying period. The qualifying period ends on September 26, 2004, for $1,468,000 of the escrowed funds and November 2, 2004, for $16,491,000 of the escrowed funds.

(8) Repurchase of Company Stock. During the quarter and nine months ended June 30, 2004, the Company repurchased and retired 11,001 and 77,501 shares of its common stock for $376,000 and $2,509,000, respectively, under a plan approved by the Board of Directors.

(9) Stock-Based Compensation Plan. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.
                       Three Months ended   Nine Months ended
(Amounts in thousands)            June 30,             June 30,
                              2004       2003       2004       2003

Net income, as reported    $10,954      1,346     19,245      2,906

Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  income taxes                 121        125        338        417
Pro forma net income       $10,833      1,221     18,907      2,489

Earnings per share:
   Basic as reported       $  3.74        .45       6.57        .95

   Basic pro forma         $  3.70        .40       6.45        .81

   Diluted as reported     $  3.68        .44       6.46        .94

   Diluted pro forma       $  3.64        .40       6.35        .80

(10) Contingencies and Commitments. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims that arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management, based in part on advice of legal counsel, none of these matters are expected to have a materially adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

In December 2003, the Company committed to develop a 145,000 square foot build to suit warehouse/office building pursuant to a 15 year triple net lease. This project is expected to cost approximately $14,900,000. The Company is also committed to purchase approximately $4,000,000 in transportation equipment.

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

Three Months Operating Results

For the third quarter of Fiscal 2004, consolidated revenues were $29,670,000, an increase of $2,843,000 or 10.6% over the same quarter last year.

The transportation segment's revenues for the third quarter of Fiscal 2004 were $25,585,000, an increase of $2,506,000 or 10.9% over the same quarter last year. This increase was a result of a 5.0% increase in miles hauled and improved revenue per mile over the same quarter last year. The increase in miles hauled resulted primarily from a 12.1% increase in miles hauled in the flatbed division, reflecting higher demand, primarily for construction materials. Revenues per mile, net of fuel surcharges, increased 3.2% in the tankline division and 8.5% in the flatbed division, reflecting improved business conditions, and better equipment utilization. Fuel surcharges accounted for $498,000 or 19.9% of the overall increase in revenue.

Real estate revenues were $4,085,000 for the third quarter of Fiscal 2004, an increase of $337,000 or 9.0% from the third quarter of Fiscal 2003. Royalties from mining contracts decreased $77,000 or 4.8% primarily due to a 4.5% decrease in tons of stone materials sold, as compared to the same quarter last year. Revenues from flex office-warehouse properties increased $416,000 or 19.3%, primarily due to a 28.0% increase in average leased square feet. The increase in leased square feet is attributable to the completion of a 200,200 square foot build-to-suit flex office/warehouse in August 2003 and the April 2004 purchase of two existing commercial warehouse/distribution buildings, comprising 303,000 square feet. Of this new space, 352,200 average square feet were leased during the quarter ended June 30, 2004.

Consolidated gross profit for the third quarter of 2004 was $5,989,000, an increase of $1,012,000 or 20.3% from the third quarter of last year. Gross profit in the transportation segment increased $922,000 or 35.0% achieved by the increased revenue and a steady level of fixed costs. Gross profit in the real estate segment increased $90,000 or 3.8% from the third quarter of 2003 primarily due to the gross profit derived from the additional leased space.

Selling, general and administrative expense increased $258,000 or 12.8% for the third quarter of 2004 compared to the same period last year. The increase is primarily due to the accrual of management incentive compensation, which is based on the Company achieving certain profitability targets. Selling, general and administrative expense as a percent of consolidated revenues, was 7.7% in the third quarter of 2004 as compared to 7.5% the same quarter last year.

Income from continuing operations was $1,913,000 or $.64 per diluted share for the third quarter of Fiscal 2004, an increase of $653,000 from the same quarter last year.

Income from discontinued operations of $9,041,000 net of income taxes was recorded during the quarter, primarily as a result of the net gain on sale of properties to a related party for $16,628,000.

Net income was $10,954,000 or $3.68 per diluted share for the third quarter of Fiscal 2004 compared to $1,346,000 or $.44 per diluted share for the same quarter last year.

Nine Month's Operating Results.

For the first nine months of Fiscal 2004, consolidated revenues were $85,740,000, an increase of $10,253,000 or 13.6% over the same period last year.

The transportation segment's revenues for the first nine months of Fiscal 2004 were $73,637,000, an increase of $8,580,000 or 13.2% over the same period last year. The revenue increase is primarily due to a 5.6% increase in miles hauled in the tankline division and a 21.6% increase in miles for the flatbed division. These increases reflect higher customer demand over the same period last year. Revenue per mile, net of fuel surcharges, increased 2.5%, reflecting moderate price increases, particularly in the flatbed division. Fuel surcharges accounted for $761,000 or 8.9% of the increased revenue.

Real estate revenues were $12,103,000 for the first nine months of 2004, an increase of $1,673,000 or 16.0% from the first nine months of 2003. Royalties from mining contracts increased $393,000 or 9.9% primarily resulting from an increase in mined materials sold. Revenues from flex office-warehouse properties increased $1,349,000 or 21.1%, primarily due to a 20.2% increase in average leased square feet. The increase in leased square feet is attributable to the completion of a 200,200 square foot build-to-suit flex office/warehouse in August 2003 and the April 2004 purchase of two existing commercial warehouse/distribution buildings, comprising 303,000 square feet. Of this new space, 251,000 average square feet were leased during the nine months ended June 30, 2004.

Consolidated gross profit increased $3,327,000 or 25.8% for the first nine months as compared to the same period last year. Gross profit in the transportation segment increased $2,710,000 or 39.3% as a result of the increased revenue and steady level of fixed costs.

Gross profit in the real estate segment increased $617,000 or 10.3% from the first nine months of 2004 due to increased royalties from mining operations, as well as gross profits from the additional leased space.

Selling, general and administrative expense increased $644,000 or 10.7% for the first nine months of 2004 compared to the same period last year. The increase is primarily due to the accrual of management incentive compensation, which is based on the Company achieving certain profitability targets. Selling, general and administrative expense as a percent of consolidated revenues was 7.8% compared to 8.0% last year.

The Company recorded an income tax provision of $2,690,000 in the first nine months of 2004 compared to $1,674,000 in the same period last year. The effective tax rate decreased to 38% in 2004 from 39% in 2003.

Income from continuing operations was $4,390,000 or $1.47 per diluted share for the first nine months of Fiscal 2004 compared to $2,620,000 or $.85 per diluted share for the same period last year.

Income from discontinued operations for the nine months ended June 30, 2004 was $14,855,000 net of income taxes, primarily as a result of the net gain from sale of two rental properties and a mining property to a related party for $26,628,000.

Net income was $19,245,000 or $6.46 per diluted share for the first nine months of Fiscal 2004 compared to $2,906,000 or $.94 per diluted share for the same period last year.

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

Demand for hauling services has also strengthened for the Company's transportation business. Improved demand and pricing is especially occurring for the Company's flatbed trucking operations, which haul primarily construction materials. Operating pressures from volatile diesel fuel costs, tight driver availability, and burdensome health and liability insurance costs will continue to challenge the trucking industry. Such expense pressure in the face of improving freight demand should lead to continued price increases for hauling services.

Liquidity and Capital Resources

For the first nine months of Fiscal 2004, operating cash flow of $14,201,000 and $8,500,000 from a secured borrowing allowed the Company to repay $18,955,000 in long term debt and to repurchase Company stock for $2,509,000. At June 30, 2004, $34,512,000 was available under the
$37 million Revolver.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first nine months of Fiscal 2004, the Company repurchased 77,501 shares for $2,509,000. The Company has approximately $3,492,000 authorized for the repurchase of the Company's common stock as of June 30, 2004.

In December 2003, the Company committed to develop a 145,000 square foot build-to-suit warehouse/office building pursuant to a 15 year triple net lease. This project is expected to cost approximately $14,900,000. The Company intends to finance the project through a construction loan and the Company's existing Revolver. The terms of the construction financing are for borrowings not to exceed $11,800,000 for a period not to exceed 18 months converting to a 15 year non-recourse mortgage at project completion. Interest rate is 6.12% for both the construction and mortgage loans.

As of June 30, 2004, the Company is committed to purchase approximately $4,000,000 in transportation equipment, for replacement and fleet expansion purposes. These purchases are expected to occur over the next six months.

During the second quarter of 2004, approximately $1,795,000 in funds held in escrow at September 30, 2003 received from the sale of a mining property in September 2003 became unrestricted, as a suitable 1031 exchange property was not found. The cash was used to repay amounts due under the Revolver and the related tax liability was transferred to current taxes payable.

At June 30, 2004, the Company had $17,959,000 of cash held in escrow resulting from the sales of property to FRI. The Company has three escrow accounts, consisting of $1,468,000 remaining from the Lake City, Florida property sale, $1,614,000 from the Miami, Florida property sale, and $14,877,000 from the Springfield, Virginia property sale. It was the intention of the Company to reinvest these proceeds in tax deferred exchanges under Section 1031 of the Internal Revenue Code. Several exchange properties were identified for each sale and the Company is currently evaluating each of the remaining available properties. The period allowed under Section 1031 for reinvestment ends on September 26, 2004, for $1,468,000 of the escrowed funds and November 2, 2004, for $16,491,000 of the escrowed funds.

Subsequent to June 30, 2004, three of the four properties identified for the Springfield, Virginia proceeds became unavailable. As a result, approximately $7,700,000 of the gain recognized from that sale will not be tax deferred and the related tax liability of $2,926,000 has been reclassified as current taxes payable in the accompanying balance sheet as of June 30, 2004. However, the Company intends to keep the associated funds in the escrow account until the earlier of (i) the date the remaining identified property is purchased, (ii) the date the remaining identified property becomes unavailable, or (iii) the expiration of the 180 day qualifying period on November 2, 2004.

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

Based on current expectations, management believes that its internally generated cash flow and access to credit facilities are sufficient on a current and long term basis to meet the liquidity requirements necessary to fund operations, capital requirements and debt service. The $37 million Revolver matures in January 2005 and the Company expects to renew the credit facility under substantially the same terms and conditions.

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



PART II OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 2. Changes in Securities and use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
April 1
through
April 30      3,600      $ 31.606       3,600      $ 3,754,000

May 1
through
May 31          300      $ 31.641         300      $ 3,745,000

June 1
through
June 30       7,100      $ 35.700       7,100      $ 3,492,000

Total        11,000      $ 34.249      11,000

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", starting on page 18.

(b)  Reports on Form 8-K.  On April 27, 2004, the Company filed a
     Form 8-K reporting under Items 7, 9 and 12, a press release announcing its earnings for the second quarter of the Fiscal year ending September 30, 2004.

On April 5, 2004, the Company filed a Form 8-K reporting under
Item 5 that a subsidiary of the Company closed on the sale of a parcel of land and improvements containing approximately 6,321 acres in Suwannee and Columbia Counties, Florida.

On May 7, 2004, the Company filed a Form 8-K reporting under
Items 5 and 7 that a subsidiary of the Company closed on the sale of two parcels of property.







                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2004                  PATRIOT TRANSPORTATION HOLDING, INC.



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
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004
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

(3)(b)(2)		Amendment to the Bylaws of Patriot Transportation
Holding, Inc. adopted August 3, 1994, incorporated
by reference to the corresponding exhibit filed
with Form 10-K for the fiscal year ended September
30, 1994.    File No. 33-26115.

(3)(b)(3)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the
Secretary of State of State of Florida on February
7, 1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15,
1994.  File No. 33-26115.

(3)(b)(4)		Amendment to the Restated Bylaws of Patriot
Transportation Holding, Inc. adopted May 5, 2004.

(4)(a)		Articles III, VII and XII of the Articles of
Incorporation of Patriot Transportation Holding,
Inc., incorporated by reference to an exhibit filed
with Form S-4 dated December 13, 1988.   And
amended Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and
XIV, incorporated by reference to an appendix filed with the Company's Proxy Statement dated December
15, 1994.  File No. 33-26115.

(4)(b)		Specimen stock certificate of Patriot
Transportation Holding, Inc., incorporated by
reference to an exhibit filed with Form S-4 dated
December 13, 1988.   File No. 33-26115.

(4)(c)		Revolving Credit Agreement dated as of January 9,
2002 among Patriot Transportation Holding, Inc. as
Borrower, the Lenders from time to time party thereto and SunTrust Bank as Administrative Agent, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2001.
File No. 33-26115.

(4)(d)		The Company and its consolidated subsidiaries have
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
between Florida Rock Properties, Inc. and Mule Pen
Quarry Corporation, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended
March 31, 2004.

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