Form 10-K
period 2004-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2004-12-22
CIK 844059

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2004
	OR
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

At December 6, 2004 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $6,733,280. At such date there were 2,929,075 shares of the registrant's stock outstanding.

                   Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2004 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement dated December 31, 2004 are incorporated by reference in Part III.



                             PART I

Item 1. BUSINESS.

Patriot Transportation Holding, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses.

The Company's transportation business is conducted through two wholly owned subsidiaries, Florida Rock & Tank Lines, Inc. ("Tank Lines"), and SunBelt Transport, Inc. ("SunBelt"). Tank Lines is a Southeastern U.S. based transportation company concentrating in the hauling of primarily petroleum related liquids and other liquids and dry bulk commodities by tank trucks. SunBelt serves the flatbed portion of the trucking industry primarily in the Southeastern U.S., hauling primarily construction materials. A third transportation subsidiary, Patriot Transportation, Inc. ("PTI") closed operations in September 2001.

The Company's real estate activities are conducted through two wholly owned subsidiaries. Florida Rock Properties, Inc. ("Properties") owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"), a related party. FRI accounted for approximately 32% of the Company's real estate revenues for Fiscal 2004. Properties also owns certain other real estate for investment. FRP Development Corp. ("Development") owns, manages and develops commercial warehouse/office rental properties near Baltimore, Maryland. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company has two business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2004 Annual Report to Shareholders and is incorporated herein by reference.

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

During Fiscal 2004, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; and Charlotte and Wilmington, North Carolina. Tank Lines has from two to six major tank truck competitors in each of its markets.

On May 30, 2002, Tank Lines acquired substantially all of the operating assets of Infinger Transportation Company, Inc. (Infinger), a regional tank truck carrier based in Charleston, South Carolina. The purpose of the acquisition was to enable the Company to expand into new markets and increase capacity in existing markets.

SunBelt's flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; and South Pittsburg,
Tennessee and hauls primarily building and construction materials in the Southeastern U.S. There are at least ten major competitors in SunBelt's market area and numerous small competitors in the various states served.

Before closing its operations in September 2001, PTI was engaged in the hauling of a variety of cargo through independent agents and owner-operators. The Company decided to close PTI due to declining operating margins, high administrative costs to support this start up business, sharply higher liability insurance costs and an adverse economic climate.

At September 30, 2004, the Company operated and owned a fleet of approximately 580 trucks, and owned a fleet of approximately 860 trailers. The Company was committed at September 30, 2004 to purchase 30 trailers and 53 tractors and plans to continue its routine fleet replacement and modernization program during 2005.

The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 72% and building and construction customers accounted for approximately 28% of transportation segment revenues for the year ended September 30, 2004.

The Company hauls construction aggregates, diesel fuel and cement for FRI. Revenues from services provided to FRI accounted for 1.7% of the transportation segment's revenues.

Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During Fiscal 2004, the transportation segment's ten largest customers accounted for approximately 39.0% of the transportation segment's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Real Estate. The Company's real estate and property development activities are conducted through wholly owned subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, Delaware and Washington, D.C. The real estate owned falls generally into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) construction aggregates properties with stone or sand and gravel deposits, substantially all of which is leased to FRI under mining royalty agreements, as to which the Company is paid a percentage of the revenues generated by the material mined and sold, or minimum royalties where there is no current, or only limited, mining activity; and, (iii) land that is being held for future appreciation or development.

Additional information about the Company's real estate segment is contained on page 1 under the captions "Real Estate Group" and in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2004 Annual Report to Shareholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space continues to be successful as average occupancy for the fiscal year for buildings in service for more than 12 months was 90.8%. At September 30, 2004, 84.6% of the total warehouse/office portfolio of approximately 2 million square feet was leased.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Real estate revenues in Fiscal 2004 were divided approximately
63% from rentals, 37% from mining and minimum royalties. FRI accounted for approximately 32% of total real estate revenues.
Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

During 2003 and 2004, a subsidiary of the Company sold several parcels of property to FRI, a related party. The properties were located in St. Mary's County, MD, Lake City, FL, Springfield, VA, and Miami, FL and the combined sales price was $31,464,000. See Notes 2 and 3 to the consolidated financial statements for more information.

Environmental Matters. While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Employees. The Company employed approximately 890 people in its transportation group, 14 people in its real estate group, and 4 people in its corporate offices at September 30, 2004.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office           	Position Since
Edward L. Baker      69  Chairman of the Board    May   3, 1989
John E. Anderson     59  President & Chief        Feb. 17, 1989
                          Executive Officer
David H.
 deVilliers, Jr.     53  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

Ray M. VanLandingham 61  Vice President, Finance  Dec.  6, 2000
                          and Administration
                          and Chief Financial
                          Officer
Gregory B. Lechwar   37  Controller and Chief
                          Accounting Officer      Oct.  2, 2002
Terry S. Phipps      40  President of SunBelt     April 5, 2004
                          Transport, Inc.
Robert E. Sandlin    43  President of Florida     March 1, 2003
                         Rock & Tank Lines, Inc.


All of the above officers have been employed in their respective positions for the past five years except as follows:
Ray Van Landingham was Vice President, Finance and Administration of the Jacksonville Port Authority from December 1991 to November 2000; Gregory B. Lechwar has been employed by the Company in various accounting positions since October 1999, and from August 1991 until October 1999, Mr. Lechwar was employed as a Certified Public Accountant with PricewaterhouseCoopers LLP; Terry S. Phipps was a Vice President of SunBelt from May 2003 to April 2004, Mr. Phipps was employed with Coastal Transport, Inc. from 1990 to May 2003; and Robert E. Sandlin was a Vice President of Florida Rock & Tank Lines from 1993 until March 2003.



John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are on the Board of Directors of the Company.

All executive officers of the Company are elected by the Board of Directors.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., Delaware and Maryland.

Transportation Segment Properties. The Company has 20 sites for its trucking terminals in Florida, Georgia, North Carolina, and Tennessee. The Company owns 12 of these sites and leases 8.

Real Estate Segment Properties. Principal properties held by
Real Estate segment are discussed below under the captions
Developed Properties, Future Planned Development, Construction
Aggregates, and Other Properties.

At September 30, 2004 certain developed real estate properties having a carrying value of $74,196,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $45,700,000. In addition, certain other properties having a carrying value at September 30, 2004 of $793,000 were encumbered by industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company on account of such debt.

Developed Properties. At September 30, 2004, the Company owned ten parcels of land containing 388 usable acres in the Mid-
Atlantic region of the United States as follows:

Hillside Business Park in Anne Arundel County consists of 49 usable acres near the Baltimore-Washington International Airport. The Company plans to develop approximately 540,000 square feet of warehouse/office space on this site. Infrastructure work on the site is substantially completed and the first two planned buildings with 274,800 square feet are completed and leased. One building with 200,200 square feet is leased to one tenant for 15 years. The other building is leased to one tenant for a 10-year term with occupancy to occur in January 2005 when interior tenant improvements are completed. A third building with 145,000 of leaseable space is under construction, and is pre-let to a single tenant for a 15-year lease term. Occupancy is anticipated in June 2005 when the building is completed.

Lakeside Business Park in Harford County consists of 80 usable acres. Seven warehouse/office buildings, totaling 671,550 square feet, have been constructed and are 91% leased. The remaining 32.8 acres are available for future development and will have the potential to offer an additional 485,200 square feet of comparable product.

6920 Tudsbury Road in Baltimore County contains 5.3 acres with
86,100 square feet of warehouse/office space that is 100% leased.

8620 Dorsey Run Road in Howard County contains 5.8 acres with 84,600 square feet of warehouse/office space that is 100% leased. The lessee at Dorsey Run has provided notice of its intent to vacate premises at the end of its lease term on December 31, 2004.

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

100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 301,000 square feet of warehouse/office space which is 50% leased.

Future Planned Developments. Bird River, located in southeastern Baltimore County, Maryland, is a 179-acre tract of land that would have direct access to the proposed Maryland State Road 43 intended to connect I-95 with Martin State Airport. This property is currently zoned for residential and commercial use with 115.6 developable acres. The Company plans to develop and lease approximately 502,000 square feet of multiple warehouse/office buildings on the 42 developable acres zoned for commercial use.

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

The Company owns a 50-acre, rail accessible site on Commonwealth Avenue in Jacksonville, Florida near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of eventual warehouse/office build-out. Current efforts include permitting and preliminary horizontal development planning work.

The company owns a 5.8 acre parcel of undeveloped real estate in the southeast quadrant of Washington D.C. that fronts the Anacostia River and has been working with the District of Columbia Zoning Commission and the Office of Planning to obtain appropriate zoning for development. In 2003, the Zoning Commission granted preliminary approval of the size and use of the Planned Unit Development (PUD) application and gave the Company until May of 2004 to submit modified drawings that would conform to an approved set of design guidelines. The design guidelines provide for a maximum allowable commercial development of 625,000 square feet and a minimum residential development of 440,000 square feet. The application for final approval of the PUD was submitted to the District of Columbia Zoning Commission in May of 2003. The Company was granted a public hearing on its final application which is expected to be held in early 2005. If approval of the redesign is obtained, the Company will have an additional two years to begin development of the site in accordance with the approved PUD.

The Company also owns a 2.1 acre tract nearby on the same bank of the Anacostia River. The two sites are currently leased to FRI under leases expiring in April 2006. The Company will continue to explore opportunities for eventual development of these properties.



Construction Aggregates Properties. The following table
summarizes the Company's principal construction aggregates
locations and estimated reserves at September 30, 2004,
substantially all of which are leased to FRI.
                                             Tons of
                                 Tons Sold  Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/04     9/30/04  Approximate
                                (000's)      (000's)  Acres Owned

The Company owns eleven
 locations currently being
 mined in Brooksville,
 Grandin, Gulf Hammock,
 Keuka, Newberry and Airgrove/
 Lake County, Florida;
 Columbus, Macon, Forest Park
 and Tyrone, Georgia;
 and Manassas, Virginia.         10,673      498,333     17,135

The Company owns four locations
 not currently being mined in
 Ft. Myers, Marion County,
 Astatula/Lake County and
 Sandland/Polk County, Florida        -       32,891      2,339

Other Properties. In addition to the development, mining and rental sites, the Company owns approximately 2,045 acres of investment and other real estate.

The Company owns an office building with approximately 69,000 square feet situated on approximately 6 acres in Jacksonville, Florida, which is leased to FRI.



Item 3.  LEGAL PROCEEDINGS.

Note 14 to the Consolidated Financial Statements included in the accompanying 2004 Annual Report to Shareholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.



                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         SECURITIES.

There were approximately 702 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of December 6, 2004. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2004 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2004 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
July 1
through
July 31          0      $       0           0      $ 3,491,000

August 1
through
August 31        32      $ 32.500          32      $ 3,490,000

September 1
through
September 31      0      $      0           0      $ 3,490,000

Total            32      $ 32.500          32

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2004 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 6 through 10 included in the accompanying 2004 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates (dollars in thousands):
                                                         There           Fair
Liabilities:      2005    2006    2007    2008    2009   after   Total   Value



Long-term debt:

Fixed Rate     $ 4,515   1,936   2,057   2,209   2,372  32,611  45,700  47,859
Average
 interest rate     6.5%    7.2     7.1     7.1     7.2     7.1

Variable Rate  $ 3,201                                           3,201   3,201
Average
 interest rate     3.1%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 11 through 19 of the Company's 2004 Annual Report to Shareholders.
Such information is incorporated herein by reference.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2004.

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
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          267,200        23.99       207,000

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 267,200        23.99       207,000


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required in response to this Item 14 is included under the caption "Independent Registered Public Accounting
Firm" in the Company's Proxy Statement and such information is incorporated herein by reference.


	PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.

(a) (1) and (2) Financial Statements and Financial Statement
                  Schedules.

The response to this item is submitted as a separate section. See Index to Financial Statements and
Financial Statement Schedules on page 21 of this Form
10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 17 through 20 of this Form 10-K.

(b)  Reports on Form 8-K.

On July 27, 2004, the Company filed a Form 8-K reporting under Items 7, 9, and 12, a press release announcing its earnings for the third quarter of 2004.

On August 6, 2004, the Company filed a Form 8-K reporting under Item 9, a correction to the press release issued on July 27, 2004.

On September 30, 2004, the Company filed a Form 8-K reporting under Item 5.02, the resignation of a director of the Company.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Patriot Transportation Holding, Inc.


Date:  December 1, 2004       By JOHN E. ANDERSON
                                 John E. Anderson
                                 President and Chief Executive
                                 Officer (Principal Executive Officer)



                              By RAY M. VAN LANDINGHAM
                                 Ray M. Van Landingham
                                 Vice President, Finance &
                                 Administration and Chief Financial
                                 Officer (Principal Financial Officer)


                              By GREGORY B. LECHWAR
                                 Gregory B. Lechwar
                                 Controller and Chief Accounting
                                 Officer(Principal Accounting Officer)





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 1, 2004.



JOHN E. ANDERSON                              LUKE E. FICHTHORN III
John E. Anderson                              Luke E. Fichthorn III
President, and Chief                          Director
Executive Officer
(Principal Executive Officer)
                                              CHARLES E. COMMANDER III______
                                              Charles E. Commander III
RAY M. VAN LANDINGHAM                         Director
Ray M. Van Landingham
Vice President, Finance and
Administration                                ROBERT H. PAUL III
(Principal Financial Officer)                 Robert H. Paul III
                                              Director

GREGORY B. LECHWAR ______________
Gregory B. Lechwar                            H. W. SHAD III________________
Controller and Chief Accounting               H. W. Shad III
Officer (Principal Accounting Officer)        Director


EDWARD L. BAKER__________________             MARTIN E. STEIN, JR.
Edward L. Baker                               Martin E. Stein, Jr.
Chairman of the Board                         Director


JOHN D. BAKER II_________________             JAMES H. WINSTON    _________
John D. Baker II                              James H. Winston
Director                                      Director


THOMPSON S. BAKER II_____________
Thompson S. Baker II
Director





	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
	EXHIBIT INDEX
	[Item 14(a)(3)]

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

(4)(c) Amended and Restated Revolving Credit Agreement dated November 10, 2004 among Patriot Transportation Holding, Inc.
as Borrower, the Lenders from time to time party hereto and Wachovia Bank, National Association as Administrative Agent, incorporated by reference to the Company's Form 8-K dated
November 16, 2004. File No. 33-26115.

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

(10)(i) Purchase and Sale Agreement dated August 25, 2003 between Florida Rock Properties, Inc. and Florida Rock Industries,
Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No.
33-26115.

(10)(j) Agreement of Purchase and Sale dated October 21, 2003 between FRP Bird River, LLC and The Ryland Group, Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(10)(k)         	Purchase and Sale Agreement dated March 30, 2004 between
Florida Rock Properties, Inc. and Mule Pen Quarry
Corporation, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended March 31, 2004. File
No. 33-26115.

(11)              Computation of Earnings Per Common Share.

(13)	            The Company's 2004 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K.
Those portions of the 2004 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003.

(22) Subsidiaries of Registrant at September 30, 2003: Florida Rock & Tank Lines, Inc. (a Florida corporation); Florida
Rock Properties, Inc. (a  Florida corporation); FRP
Development Corp. (a Maryland corporation); FRP Maryland,
Inc. (a Maryland corporation); 34 Loveton Center LLC (a
Maryland limited liability company); FRTL, Inc. (a Florida corporation); SunBelt Transport, Inc. (a Florida
Corporation); Oz LLC(a Maryland limited liability company);
1502 Quarry, LLC(a Maryland limited liability company); FRP
Lakeside LLC #1 (a Maryland limited company); FRP Lakeside
LLC #2 (a Maryland limited liability company); FRP Lakeside
LLC #3 (a Maryland limited liability company); FRP Lakeside
LLC #4 (a Maryland limited liability company); FRP Lakeside
LLC #5 (a Maryland limited liability company); FRP Hillside
LLC (a Maryland limited liability company); FRP Hillside LLC
#2 (a Maryland limited liability company); FRP Hillside LLC
#3 (a Maryland limited liability company); FRP Windsor LLC
(a Maryland limited liability company); FRP Dorsey LLC (a
Maryland limited liability company); FRP Bird River LLC (a
Maryland limited liability company); FRP Interchange LLC (a
Maryland limited liability company).

(23)(a) Consent of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, appears on page
22 of this Form 10-K.

(31)(a)           Certification of John E. Anderson.

(31)(b)           Certification of Ray M. Van Landingham.

(31)(c)           Certification of Gregory B. Lechwar.

(32) Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C.
Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2004
    and 2003                                                   12(a)

  For the years ended September 30, 2004, 2003 and 2002:
    Consolidated statements of income                          11(a)
    Consolidated statements of cash flows                      13(a)
    Consolidated statements of shareholders' equity            14(a)
  Notes to consolidated financial statements                14-19(a)

  Report of Independent Registered Certified Public
    Accounting Firm                                            20(a)
  Selected quarterly financial data (unaudited)                 5(a)

Consent of Independent Registered Certified Public
    Accounting Firm                                            22(b)

Reports of Independent Registered Certified Public
    Accounting Firm on Financial Statement Schedules           23(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        24(b)

III - Real estate and accumulated depreciation and
  Depletion                                            25-26(b)

(a)		Refers to the page number in the Company's 2004 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.




                                                       Exhibit 23(a)

CONSENT OF INDEPENDENT CERTIFIED REGISTERED PUBLIC ACCOUNTING FIRM



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-43215, 33-18878, and 33-55132) of Patriot Transportation Holding, Inc. of our report dated November 30, 2004 relating to the financial statements and the financial statement schedules of Patriot Transportation Holding, Inc., which appears in the 2004 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated November 30, 2004, relating to the financial statement schedules which appear in this Form 10-K.



PricewaterhouseCoopers LLP

Jacksonville, Florida
November 30, 2004



                             ____________________









REPORT OF REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
Patriot Transportation Holding, Inc.:


Our audits of the consolidated financial statements referred to in our report dated November 30, 2004 appearing in the 2004 Annual Report to Shareholders of Patriot Transportation Holding, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Jacksonville, Florida
November 30, 2004

                             ____________________










                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                  BALANCE
                  AT BEGIN.  COST AND    OTHER                        AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS       OF YEAR

Year Ended
September 30, 2004:

Allowance for
 doubtful accounts $  565,744 $   168,000       -    $    95,423(a) $  638,320
Accrued risk
 insurance         $6,779,345 $ 7,968,416       -    $ 8,094,104(b) $6,653,657
Accrued health
 insurance          1,256,845   3,256,583       -      3,308,094(b)  1,205,334
Totals -
 insurance         $8,036,190 $11,224,999 $     0    $11,402,198    $7,858,991

Year Ended
September 30, 2003:

Allowance for
 Doubtful accounts $  474,000 $   157,537  $     -   $    65,793(a) $  565,744
Accrued risk
 insurance         $6,326,406 $ 7,989,574        -   $ 7,536,635(b)$ 6,779,345
Accrued health
 Insurance          1,111,808   2,755,090        -     2,610,053(b)  1,256,845
Totals  -
 insurance         $7,438,214 $10,744,664  $     0   $10,146,688    $8,036,190

Year Ended
September 30, 2002:

Allowance for
 doubtful accounts $1,160,051 $  140,000        -   $  826,051(a) $  474,000
Accrued risk
 insurance         $6,032,351 $5,162,666        -   $4,868,611(b) $6,326,406
Accrued health
 insurance          1,078,152  2,834,763        -    2,801,107(b)  1,111,808
Totals -
 insurance         $7,110,503 $7,997,429  $     0   $7,669,718    $7,438,214




(a) Accounts written off less recoveries
(b) Payments





                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                             DEPLETION
                          SEPTEMBER 30, 2004
                        (dollars in thousands)

			Cost capi-	Gross amount		Year		Deprecia-
	Encumb-	Initial cost	   talized	     at which	Accumulated	    Of	   Date	 tion Life
County	 rances	        to	subsequent	    carried at	 Depreciation	Constr-	Acquired	Computed
		Company	   to acqui-	end of period		  tion		     on:
			    sition	         (a)
Construction Aggregates
Alachua, FL		  1,442	          0	       1,442	         90	  n/a	4/86	unit
Clayton, GA		     369	          0	          369	           5	  n/a	4/86	unit
Fayette, GA	       39	     685	          0	          685	         53	  n/a	4/86	unit
Hernando, FL		  3,174	      325	       3,499	       965	  n/a	4/86	unit
Lake, FL		  1,485	          0	       1,485	    1,072 	  n/a	4/86	unit
Lee, FL		  4,690	          6	       4,696	           5	  n/a	4/86	unit
Levy, FL		  1,281	      104	       1,384	       489	  n/a	4/86	unit
Marion, FL		  1,180	          0	       1,180	       599	  n/a	4/86	unit
Monroe, GA		     792	          0	          792	       246	  n/a	4/86	unit
Muscogee, GA		     369	          0	          369	       117 	  n/a	4/86	unit
Polk, FL		     121	          0	          121	         75	  n/a	4/86	unit
Prince Wil. VA		     298	          0	            298	       298	  n/a	4/86	unit
Putnam, FL                 ___     15,002               49           15,051             3,227          n/a      4/86       unit
	       39	30,888	      484	     31,371	   7,241
Other Rental Property
Wash D.C.		  2,957	   6,997	       9,953	    1,418	  n/a	4/86	15 yr.
Wash D.C.                               3,811                0              3,811                    0          n/a      10/97
Putnam, FL		     326              50                 376                335          n/a      4/86         5 yr.
Spalding, GA                                20                0                   20                   0
	         0          7,114         7,047           14,160            1,753
Commercial Property
Baltimore, MD	        0	     439	   3,053	       3,492	     1,585	1990	10/89	31.5 yr.
Baltimore, MD	  2,016	     950	   5,795	       6,745	     2,293	1994	12/91	31.5 yr.
Baltimore, MD	  2,460	     690	   2,837	       3,527	       456	2000	7/99	31.5 yr.
Baltimore, MD	        0	 5,634	      320	       5,954	           0	2001	8/95	31.5 yr.
Duval, FL	        0	  2,416	      529	       2,945	    2,425	  n/a	4/86	25 yr.
Harford, MD	  2,619	       31	   3,826	       3,857	       816	1998	8/95	31.5 yr.
Harford, MD	  4,385	       50	   5,564	       5,614	       855	1999	8/95	31.5 yr.
Harford, MD	  6,043	       85	   6,657	       6,741	       985	2001	8/95	31.5 yr.
Harford, MD	        0 	       92	   1,459	       1,551	           0	  n/a	8/95	31.5 yr.
Harford, MD	  4,440	       88	   5,808	       5,896	       625	  n/a	8/95	31.5 yr.
Harford, MD	  3,440	     155	   4,984	       5,138	       642	2001	8/95	31.5 yr.
Howard, MD	  3,949	  2,859	   3,570	       6,429	    2,070	1996	9/88	31.5 yr.
Howard, MD	  2,223	  2,473	      332	       2,805	       405	2000	3/00	31.5 yr.
Anne Arun, MD	  3,243	     715	   6,662	       7,377	    3,471	1989	9/88	31.5 yr.
Anne Arun, MD	  8,130	     950	 12,350	     13,300	       510	  n/a	5/98	31.5 yr.
Anne Arun, MD	  2,713	  6,083	          0	       6,083	           0	2001	8/04	31.5 yr.
Anne Arun, MD	        0	  1,307	          0	       1,307	           0	  n/a 	1/03	31.5 yr.
Newcastle Co. DE       0	11,559	          0	     11,559	       161	  n/a 	4/04	31.5 yr.
                           45,661	36,576	63,746	   100,320	  17,299

Investment Property                1,033             112             1,144                   35          n/a      4/86        n/a

GRAND
   TOTALS	$45,700	$75,611	$71,389	$146,995	$26,328

 (a)  The aggregate cost for Federal income tax purposes is $141,587.



               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                          (In thousands)

                                        2004          2003         2002

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $145,803       133,925      127,174

Additions during period:
  Amounts capitalized                    17,510        13,319        7,053

Deductions during period:
  Cost of real estate sold               16,318         1,441          302
  Other  (abandonments)                       -             -            -

Balance at close of period             $146,995       145,803      133,925

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 33,497        31,395        28,934

Additions during period:
  Charged to cost & expense               3,229         2,784         2,532

Deductions during period:
  Real estate sold                       10,398           682            71

Balance at close of period              $26,328        33,497        31,395








Annual Report 2004

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)


                                                             %
                                             2004      2003     Change

Revenues                                   $115,789  102,440      13.0
Gross profit                               $ 22,482   17,469      28.7
Operating profit                           $ 13,430    9,316      44.2
Income before income taxes                 $  9,975    5,824      71.3
Income from continuing operations          $  6,096    3,552      71.6
Discontinued operations                    $ 14,644    1,023    1331.5
Net income                                 $ 20,740    4,575     353.3

Per common share:
 Income from continuing operations
  Basic earnings                           $   2.08     1.17      77.8
  Diluted earnings                         $   2.05     1.16      76.7

 Net income
  Basic earnings                           $   7.08     1.51     368.9
  Diluted earnings                         $   6.97     1.49     367.8


Total Assets                               $185,394  165,216      12.2
Total Debt                                 $ 48,901   59,361     -17.6
Shareholders' Equity                       $ 98,087   78,029      25.7
Book Value Per Share                       $  33.47    26.61      25.7


BUSINESS. The Company is engaged in the transportation and real estate businesses. The Company's transportation business is conducted through two wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. (Tank Lines) is a Southeastern U.S. based transportation company concentrating in the hauling of primarily petroleum products but also other liquid and dry bulk commodities by tank trucks. SunBelt Transport, Inc. (SunBelt) serves the flatbed portion of the trucking industry in the Southeastern U.S., hauling primarily construction materials. The Company's real estate group, comprised of FRP Development Corp. and Florida Rock Properties, Inc., acquires, constructs, leases, operates and manages land and buildings to generate both current cash flows and long-term capital appreciation. The real estate group also owns real estate which is leased under mining royalty agreements or held for investment.

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



TO OUR SHAREHOLDERS

Your Company's Fiscal 2004 was a period of solid progress both operationally and financially.

Compared to the previous year, consolidated revenues climbed 13% to $115,789,000. Operating profit increased 44.2%, and income from continuing operations after income taxes gained 71.6%. Substantial gains after taxes were also recorded for land sales occurring during the year and are reflected in our financial statements as Discontinued Operations. After tax gains from these discontinued operations were $14,644,000 in 2004 versus $1,023,000. Consolidated net income was $20,740,000 compared to $4,575,000 a year ago. This net income produced consolidated earnings per share on a diluted basis of $6.97 versus $1.49 for Fiscal 2003. Total shareholders' equity increased 25.7% to $98,087,000, or $33.47 per share.
Operational achievement occurred within both the transportation and real estate segments against the backdrop of a stronger national and regional economy, notwithstanding continuing challenges focused primarily on transportation. Short and long-term interest rates stayed low and our Country's manufacturing sector exhibited signs of recovery while construction (residential and commercial) contributed to economic strength. On the negative side, record oil prices produced all-time high diesel fuel pump prices. Additionally, the supply of truck drivers across the country became tighter and tighter as shipment demand increased.

Both subsidiaries within your Company's Transportation Group enjoyed encouraging progress. Several previous years of anemic economic activity, burgeoning fuel costs, inflated liability and health insurance costs as well as a steadily tightening driver pool had contributed to a gradual decline in industry hauling capacity. The Fiscal 2004 increased economic activity and shipment demand created a more favorable pricing and demand outlook.

Florida Rock & Tank Lines, Inc., was able to pass along the increased diesel fuel expenses in the form of fuel price surcharges while achieving its plan to increase average annual revenue per tractor by 10%. Annual revenue per driver, another important measure of productivity, was ahead of plan by almost 3.0% and 4.5% more than the year before. Total miles were ahead of the previous year by 4.3%, and total freight revenue was up 8.4%. As tractor capacity continued to tighten, Florida Rock & Tank Lines was able to increase its unit revenues to more than offset operating cost pressures. Replacement tractors and trailers during the year enabled Tank Lines to maintain a desired level of fleet efficiency. Tank Lines continued throughout the year its focus on accident prevention, improved equipment utilization and more aggressive pricing.

SunBelt Transport, Inc., your Company's flatbed subsidiary, was also able to offset higher diesel costs with fuel price surcharges. Sharply higher shipper demand within the flatbed truck sector, coupled with a diminished capacity, produced favorable conditions for improved pricing and expansion. Accordingly, SunBelt began just after mid-year a program to add both tractors and trailers as freight activity improved. Higher freight rates and increased revenue miles from expansion equipment both contributed to a strong, positive turnaround in SunBelt's profitability. Total miles climbed 18.1% over the year before, and total freight revenue increased 27.0%. Annual revenue per tractor was almost 12.0% ahead of plan and 23.8% more than 2003. Annual revenue per driver was 9.3% more than plan and 14.5% ahead of the previous year. And while SunBelt has continued its expansion momentum, it has also begun a reordering of its traffic lanes to further improve utilization and return on capital. Enhanced volume increases, pricing gains and improved profitability should all remain in SunBelt's operating outlook.

Summarizing, your Company's Transportation Group enjoyed solid momentum in the form of stronger pricing, better equipment utilization and increased returns on capital employed. Intense efforts within both operating subsidiaries will continue on the implementation and successful execution of comprehensive, professional accident prevention programs. Absolutely no task or service performed by Florida Rock & Tank Lines and SunBelt Transport, Inc. is more important than operating safely. Progress in accident prevention and related driver turnover will remain challenging in the face of tight driver supply. Additional freight rate increases will be sought from our customers and passed along to our driver force as we see the need to continue to enhance pay and benefits in the interest of maintaining the very highest quality, productive professional driving force.

Your Company's Real Estate Group also enjoyed a year of continued growth and profitability. Its completed, developed portfolio of office/warehouse capacity, located in the greater Baltimore and middle Atlantic regions, stood at 2 million square feet at the close of Fiscal 2004. While this total square footage was 84.6% occupied at September 30, 2004, it also included a 74,600 square foot building with a signed lease to be effective January 2005. Construction is scheduled to be completed June 2005 for an additional 145,180 square foot building for a single tenant, under a 10-year signed lease. Developed land is also available to construct a total of 650,200 square feet of additional future building capacity at the Group's Hillside and Lakeside Business Parks.

As part of the Real Estate Group's strategic plan to expand its developed portfolio of office/warehouse capacity, the Group sold three parcels of land during the Fiscal Year for a total of $29,628,000, generating a combined gain net of income taxes of $14,456,000.
Approximately $18,550,000 of the sale proceeds was successfully redeployed by the Real Estate Group in tax deferred exchanges under
Section 1031 of the Internal Revenue Code, resulting in the acquisition of an additional 491,099 square feet of existing office/warehouse capacity in two new sub-markets.

These new markets are Newark, Delaware and Norfolk, Virginia. The Norfolk property acquisition on October 1, 2004 brings the Real Estate's Group total, developed portfolio to approximately 2,200,000 square feet. The Newark, Delaware purchase earlier in 2004 added 2 office/warehouse buildings totaling about 303,000 square feet together with an adjacent 8.75 acre building lot.

Two additional properties held for future development include Bird River in southeastern Baltimore County, which is currently zoned for both residential and commercial use with 115.6 developable acres. The Company has a contract to develop and sell to a major homebuilder a minimum of 292 residential lots. The approximately 42 developable acres zoned for commercial use are planned to develop and accommodate approximately 502,000 square feet of warehouse/office buildings.

The second property held for future development is Commonwealth Avenue, a 50-acre, rail served site near the western beltway of Interstate 295 in Jacksonville, Florida. Development capacity for this site is slated for approximately 500,000 square feet of warehouse/office completion.

Combining the year-end total completed portfolio of 2 million square feet with existing construction, the recent Norfolk acquisition and projected build out at both existing business parks and Bird River and Commonwealth Avenue produces a total future portfolio of approximately 4 million square feet. This represents a doubling of existing capacity.

Finally, the Company owns a 5.8 acre undeveloped land parcel in the southeastern quadrant of Washington, D.C. fronting the Anacostia River. Following continuous efforts by the Real Estate Group to obtain appropriate development zoning from the District of Columbia Zoning Commission, the Company was granted a public hearing on its application for a modified PUD ("Planned Unit Development"). This public hearing is expected to occur in early calendar 2005, and approval of the Company's redesign application would provide 2 years for development to begin in accordance with the approved, modified PUD. The design guidelines for the modified PUD provide for a maximum allowed commercial density of 625,000 square feet and a minimum residential developed density of 440,000 square feet.

Outlook.   A continuing healthy national and regional economy, low
interest rates and trucking capacity shortages all would imply further progress for both Real Estate and Transportation.
As Fiscal 2005 unfolds the Company intends to maintain a healthy consolidated balance sheet to guard against surprises in the economy and to remain positioned to exploit opportunities. At September 30, 2004 the Transportation Group carried no outstanding debt. The Real Estate Group's balance sheet at the same date reflected primarily long-term, fixed-rate non-recourse obligations. Finally, the Company recently renewed and extended for a five-year term its $37.0 million revolving credit facility with its four member banks.

We want to take this opportunity to express our appreciation to our customers, employees and shareholders for your continued loyalty and support.

Respectfully yours,


Edward L. Baker
Chairman


John E. Anderson
President & Chief Executive Officer


OPERATING PROPERTIES

Transportation. During Fiscal 2004, the Company's transportation group operated through two wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. (Tank Lines) is engaged in hauling petroleum and other liquid and dry bulk commodities in tank trucks. SunBelt Transport, Inc. (SunBelt) is engaged primarily in hauling building and construction materials on flatbed trailers.

Tank Lines operates from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; and Charlotte and Wilmington, North Carolina. SunBelt's flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; and South Pittsburg, Tennessee and operates primarily in the Southeastern U.S.

At September 30, 2004, the transportation group owned and operated a fleet of approximately 580 trucks, and owned a fleet of approximately 860 trailers.

During Fiscal 2004, the transportation group purchased 34 new tractors and 53 new trailers and had commitments to purchase an additional 53 tractors and 30 trailers at September 30, 2004. The Fiscal 2005 capital expenditure plan is based on maintaining a modernized tank and flatbed fleet and includes the purchase of approximately 134 new tractors and 86 new trailers in addition to the equipment under commitment at September 30, 2004. The fleet modernization program has resulted in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention.

Real Estate. The real estate group operates the Company's real estate and property development activities through subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, Delaware and Washington, D.C. The real estate owned generally falls into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) land with construction aggregates deposits, substantially all of which is leased to Florida Rock Industries, Inc. (FRI) under mining royalty agreements, whereby the Company is paid a percentage of the revenues generated or annual minimums; and,
(iii) land held for future appreciation or development.



At September 30, 2004, the Company owned ten parcels of land containing 388 usable acres in the Mid-Atlantic region of the United States as follows:

Hillside Business Park in Anne Arundel County consists of 49 usable acres near the Baltimore-Washington International Airport. The Company plans to develop 540,000 square feet of warehouse/office space at this site. Infrastructure work on the site is substantially completed and the first two planned buildings with 274,800 square feet are completed and leased. One building with 200,200 square feet is leased to one tenant for 15 years. The other building is leased to one tenant for a 10-year term with occupancy to occur in January 2005 when interior tenant improvements are completed. A third building with 145,000 of leaseable space is under construction, and is pre-let to a single tenant for a 15-year lease term. Occupancy is anticipated in June 2005 when the building is completed.

Lakeside Business Park in Harford County consists of 80 usable acres. Seven warehouse/office buildings, totaling 671,550 square feet, have been constructed and are 91% leased. The remaining 32.8 acres are available for future development and will have the potential to offer an additional 485,200 square feet of comparable product.

6920 Tudsbury Road in Baltimore County contains 5.3 acres with
86,100 square feet of warehouse/office space that is 100% leased.

8620 Dorsey Run Road in Howard County contains 5.8 acres with 84,600 square feet of warehouse/office space that is 100% leased. The lessee at Dorsey Run has provided notice of its intent to vacate premises at the end of its lease term on December 31, 2004.

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

100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 301,000 square feet of warehouse/office space which is 50% leased.

Future Planned Developments. The Bird River property, located in southeastern Baltimore County, Maryland, is a 179-acre tract of land that would have direct access to the proposed Maryland State Road 43 intended to connect I-95 with Martin State Airport. This property is currently zoned for residential and commercial use with 115.6 developable acres. The Company plans to develop and lease approximately 502,000 square feet of multiple warehouse/office buildings on the 42 developable acres zoned for commercial use.

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

The Company owns a 50-acre, rail accessible site on Commonwealth
Avenue in Jacksonville, Florida near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of eventual warehouse/office build-out. Current efforts include permitting and preliminary horizontal development planning work.

The company owns a 5.8 acre parcel of undeveloped real estate in the southeast quadrant of Washington D.C. that fronts the Anacostia River and has been working with the District of Columbia Zoning Commission and the Office of Planning to obtain appropriate zoning for development. In 2003, the Zoning Commission granted preliminary approval of the size and use of the Planned Unit Development (PUD) application and gave the Company until May of 2004 to submit modified drawings that would conform to an approved set of design guidelines. The design guidelines provide for a maximum allowable commercial development of 625,000 square feet and a minimum residential development of 440,000 square feet. The application for final approval of the PUD was submitted to the District of Columbia Zoning Commission in May of 2003. The Company was granted a public hearing on its final application which is expected to be held in early 2005. If approval of the redesign is obtained, the Company will have an additional two years to begin development of the site in accordance with the approved PUD.

The Company also owns a 2.1 acre tract nearby on the same bank of the Anacostia River. The two sites are currently leased to FRI under leases expiring in April 2006. The Company will continue to explore opportunities for eventual development of these properties.





Five Year Summary-Years ended September 30
(Dollars and shares in thousands except per share amounts)

                     2004     2003       2002      2001     2000
Summary of Operations:
Revenues(a)       $115,789   102,440     95,586   118,991    92,055
Gross profit(b)   $ 22,482    17,469     19,696    20,635    15,189
Operating profit  $ 13,430     9,316     11,567     6,721     5,790
Interest expense  $  3,830     3,492      3,143     3,372     3,438
Income from continuing
 operations       $  6,096     3,552      5,139     2,038     1,590
Per Common Share:
Basic             $   2.08      1.17       1.64       .65       .48
Diluted           $   2.05      1.16       1.62       .65       .47
Discontinued
 operations       $ 14,644     1,023        516       665       454
Net income        $ 20,740     4,575      5,655     2,703     2,044
Per Common Share:
Basic             $   7.08      1.51       1.80       .86       .61
Diluted           $   6.97      1.49       1.79       .86       .61

Financial Summary:
Current assets    $ 30,066    13,965     11,490    16,248    15,089
Current liabilities
                  $ 23,099    11,220     11,972    16,728    17,498
Property and
 equipment, net   $149,011   139,379    138,367   131,170   124,026
Total assets      $185,394   165,216    155,463   152,759   148,011
Long-term debt    $ 41,185    57,816     47,290    47,097    42,015
Shareholders' equity
                  $ 98,087    78,029     79,160    73,112    73,813

Other Data:
Weighted average common
 shares - basic      2,931    3,033      3,143     3,157     3,334
Weighted average common
 shares - diluted    2,976    3,066      3,165     3,158     3,348
Number of employees    908      845        861       850       829
Shareholders of record 702      745        767       788       801




(a) Fiscal 2001 and 2000 include revenues of $22,623,000 and $7,689,000 and operating losses of $6,309,000 and $361,000, respectively, attributed to Patriot Transportation, Inc. which ceased operations in September, 2001.

(b) Fiscal 2003, 2002, 2001, and 2000 include gains on the sale of real estate of $47,000, $323,000, $2,886,000, and
     $1,533,000, respectively.






Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

	    First	  Second	   Third	   Fourth
	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$27,684	23,790	28,386	24,869	29,670	26,827	30,049	26,954
Gross profit	$ 5,223	 4,143	 5,008	 3,778	 5,989	 4,977	 6,262	 4,571
Income from continuing
  operations	$ 1,231	   824	 1,248	   538	 1,913	 1,260	 1,704	   930
Discontinued
  operations	$    87    114	 5,727	    84	 9,041	    86	  (211)   739
Net income	$ 1,318	   938	 6,975	   622	10,954	 1,346	 1,493	 1,669
Per common share:
  Basic Earnings	$.45	 .30	 2.38	 .20	 3.74	 .45	  .51	 .57
  Diluted Earnings	$.44	 .30	 2.34	 .20	 3.68	 .44	  .50	 .56
  Market price:
    High	$33.90	28.85	37.50	38.38	37.72	30.00	34.02	33.00
    Low	$28.65	19.00	30.00	20.00	30.51	21.00	31.74	28.00

Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Executive Overview

Patriot Transportation Holding, Inc. (the Company) is a holding company engaged in the transportation and real estate businesses through wholly owned subsidiaries.

The Company's transportation business operates through two subsidiaries: Florida Rock & Tank Lines, Inc. (Tank Lines) is engaged in hauling primarily petroleum related liquids and other liquid and dry bulk commodities in tank trucks. SunBelt Transport, Inc.
(SunBelt) is engaged in hauling primarily building and construction materials on flatbed trailers.

The Company's real estate business is operated through two subsidiaries: Florida Rock Properties, Inc. and FRP Development Corp. The Company owns real estate in Florida, Georgia, Virginia, Maryland, Delaware and Washington, D.C. The real estate owned generally falls into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) land with construction aggregates deposits, substantially all of which is leased to Florida Rock Industries, Inc. under mining royalty agreements, whereby the Company is paid a percentage of the revenues generated or annual minimums; and, (iii) land held for future appreciation or development.

The Company is a related party to Florida Rock Industries, Inc. (FRI) because four of the Company's directors are also directors of FRI and such directors own approximately 27.1% of the stock of FRI and 48.0% of the stock of the Company. The Company derived 6.6% of its consolidated revenue from FRI in fiscal 2004.

Fiscal 2004 showed significant growth in both income from continuing operations and net income. Income from continuing operations was $6,096,000 or $2.05 per diluted share in fiscal 2004, an increase of 71.6% compared to $3,552,000 or $1.16 per diluted share in fiscal 2003. The increase was generated primarily from the revenue growth in both the transportation segment and developed properties while fixed expenses remained steady.

Net income increased to $20,740,000 in fiscal 2004 from $4,575,000 in 2003, primarily as a result of the sales of properties classified as discontinued operations. Three properties were sold to FRI during 2004, which resulted in an after tax gain of $14,456,000.

Transportation. The Company generates transportation revenue by providing over the road transport services for customers primarily in the petroleum products and chemical industries (Tank Lines) and the building construction materials industry (SunBelt). The majority of our petroleum products customers are major oil companies and convenience store chains, who sell gasoline or diesel fuel directly to the retail market. Our customers in the building construction industries are generally the manufacturer or distributor of the products who contract with us to deliver goods to their customers.

Our customers generally pay for services based on miles driven. We also bill for other services that may include stop-offs, pump-offs, and load tarping. Additionally, we may bill customers a fuel surcharge that relates to the fluctuations in diesel fuel costs.

Miles hauled and rates per mile are the primary factors impacting transportation revenue. Generally, changes in miles or rates will affect revenue. Given the large increases in diesel fuel costs over the past 18 months, fuel surcharges have become a larger factor affecting overall transportation revenue.

On long-haul trips we generally only bill for miles driven while under load. We calculate and monitor weekly a loaded mile factor, which is the ratio of loaded miles to total miles. A decrease in the loaded mile factor will have a negative effect on operating profit. SunBelt is acutely affected by the loaded mile factors as the majority of its trips are long-haul. Tank Lines, on the other hand, primarily engages in short-haul deliveries and generally is paid for round trip miles.

Operating safely, efficient equipment utilization, appropriate freight rates, and driver retention are the most critical factors in maintaining profitable operations. Statistics related to these factors are monitored weekly or monthly. Operating expenses are split evenly between variable (driver pay, fuel, and maintenance) and fixed costs (overhead, insurance and depreciation). As a result, increases in revenue will generally improve our operating ratio.

During Fiscal 2004 we saw record diesel fuel costs as well as a continuation of rising liability, workers compensation and health care insurance costs. However, due to decreases in capacity in the trucking industry resulting from the higher operating costs and recent recession, we have been successful in increasing freight rates and fuel surcharges, particularly in the flatbed division. We are closely monitoring legislative changes affecting the trucking industry, notably hours-of-service rules and increased driver qualifications for hazardous material transporting, to determine the effect on our operations.

Ongoing structural changes within national retail petroleum distribution channels also challenged the Company's tank truck operations. Non-traditional retail gasoline outlets, "hyper-markets", are growing rapidly and bringing new pricing pressures to retail distribution. This dynamic is contributing to a challenging pricing environment from petroleum products customers seeking to adapt to this competitive reality.

Real Estate. The Company owns real estate in Florida, Georgia, Virginia, Maryland, Delaware, and Washington, D.C. The real estate owned generally falls into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) land with construction aggregates deposits; and (iii) land held for future appreciation or development.

Revenue from land and/or buildings under rental agreements is generated primarily from leasing our portfolio of flex office/warehouse buildings. Our flex office/warehouse product is a functional warehouse with the ability to configure portions as office space as required by our tenants. We lease space to tenants who generally sign multiple year agreements. Growth is achieved by increasing occupancy and lease rates in existing buildings and by developing or acquiring new warehouses. We attempt to develop or purchase properties in areas that have high growth potential and are accessible to major interstates or other distribution lanes.



The following table shows the total available square footage and occupancy rates of our flex office/warehouse parks at September 30, 2004:
                                             Total
Development          Location              Sq. feet     % Occupied

Hillside (1)(2)   Anne Arundel Co., MD      274,800        72.9%
Lakeside          Harford Co., MD           671,550        91.4%
Tudsbury          Baltimore Co., MD          86,100       100.0%
Dorsey Run (3)    Howard Co., MD             84,600       100.0%
Rossville         Baltimore Co., MD         190,517        87.8%
Loveton           Baltimore Co., MD          29,722       100.0%
Oregon            Anne Arundel Co., MD      195,615       100.0%
Arundel           Howard Co., MD            162,796       100.0%
Interchange       New Castle Co., DE        303,006        49.8%
                                          1,998,706        84.6%

1) Hillside includes a 74,600 square foot building is leased and will be occupied January 2005.
2) A 145,180 square foot building is currently under construction at Hillside for a tenant who has signed a 10 year lease to begin upon completion of construction, which is scheduled for June 2005.
3) A current tenant, occupying 100% of the space, will be vacating the building at December 31, 2004.

In addition to the completed buildings and the building under construction shown above, land is available to construct additional buildings at Hillside Business Park (155,000 square feet) and Lakeside Business Park (485,200 square feet). Current plans are to begin construction of 168,000 square feet in fiscal 2005 for completion in fiscal 2006.

On October 1, 2004 the Company purchased a 188,093 square foot building in Norfolk, Virginia which is fully leased.

We also own a portfolio of mineable land, substantially all of which is leased to FRI under long-term mining royalty agreements, whereby we are paid a percentage of the revenues generated from mined product sold or annual minimum rents. The mines primarily consist of construction aggregates, such as stone and sand and calcium deposits.

Properties held for future development include:

Bird River in southeastern Baltimore County is a 179 acre tract currently zoned for residential and commercial use with 115.6 developable acres. The Company has a contract to develop and sell to a major home builder a minimum of 292 residential lots. The Company plans to develop and lease approximately 502,000 square feet of multiple warehouse/office buildings on the 42 developable acres zoned for commercial use.

Commonwealth Avenue is a 50-acre, rail accessible site in Jacksonville, Florida near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of warehouse/office build-out.

The Company owns two parcels of undeveloped real estate in the southeast quadrant of Washington D.C. that fronts the Anacostia River and has been working with the District of Columbia Zoning Commission and the Office of Planning to obtain appropriate zoning for development on one of the sites. In September 2004, the Company was granted a public hearing on its final application, which is expected to be held in early 2005. If approval of the redesign is obtained, the Company will have an additional two years to begin development of the site in accordance with the approved PUD.

Comparative Results of Operations

Transportation

                                Fiscal Years ended September 30
(dollars in thousands)     ___2004     %      2003     %      2002     %

Transportation revenue     $ 94,786   95%    85,028   97%   80,888    99%
Fuel surcharges               4,638    5%     2,968    3%    1,033     1%

Revenues                     99,424  100%    87,996  100%   81,921   100%


Compensation and benefits    40,779   41%    37,192   42%   35,652    44%
Fuel expenses                14,779   15%    12,320   14%    9,627    12%
Insurance and losses         11,462   12%    11,144   13%    8,180    10%
Depreciation expense          7,875    8%     8,171    9%    7,504     9%
Other, net                   11,317   11%    10,129   12%    9,280    11%

Cost of operations           86,212   87%    78,956   90%   70,243    86%

Gross profit               $ 13,212   13%     9,040   10%   11,678    14%

The Transportation group's goals for 2004 were to operate safely, improve freight rates, maintain fuel surcharges, and improve equipment utilization.

Revenues 2004 vs 2003 - Transportation segment revenues were $99,424,000, an increase of $11,428,000 or 13.0% over last year.
Transportation revenues increased $6,937,000 mostly due to an 8.8% increase in revenue miles, reflecting increased customer demand for transportation services. The increased demand also allowed better pricing for our services and as a result, average revenue per mile excluding fuel surcharge increased 2.5%. The average price paid per gallon of diesel fuel increased $0.17 and as a result fuel surcharge revenue increased $1,670,000.

Revenues 2003 vs 2002 - Transportation segment revenues were $87,996,000 in 2003, an increase of $6,075,000 or 7.4% over 2002.
Transportation revenues increased $3,490,000 due to a 4.7% increase in revenue miles, mostly offset by the loss of a major customer in the first quarter of 2003. The increase in miles is primarily due to the new business generated from the May 2002 acquisition of the operating assets of Infinger Transportation, Inc. (Infinger) and internal growth. Of the remaining increase, $1,936,000 was due to an increase in billed fuel surcharges from 2003 to 2002, as a result of increased diesel fuel prices.

Expenses 2004 vs 2003 - Transportation's cost of operations increased $7,256,000 to $86,212,000 in 2004, compared to $78,956,000 in 2003.
The 9.2% increase was primarily due to an increase in driver compensation and fuel consumption related to the increase in miles. The increase in fuel cost is also due to a $.17 increase in the average price paid per gallon of diesel fuel from 2003 to 2004.

Expenses 2003 vs 2002 - Transportation's cost of operations increased $8,713,000 to $78,956,000 in 2003, compared to $70,243,000 in 2002.
The 12.4% increase is primarily due to an increase in expenses related to higher insurance premiums and workers compensation claims expensed in 2003. Additionally, fuel costs increased due to the increase in miles hauled and a $.23 increase in the average price paid per gallon of diesel fuel from 2002 to 2003.

Real Estate
                                Fiscal Years ended September 30
(dollars in thousands)      ___2004     %      2003     %      2002     %

Royalties and rent          $  5,822   36%     5,572   39%    5,190    38%
Developed property rentals    10,543   64%     8,804   61%    7,921    58%
Property sales                     -    0%        68    0%      554     4%

Total Revenue                 16,365  100%    14,444  100%   13,665   100%


Mining and land rent expenses  1,887   12%     1,806   13%    1,600    12%
Developed property management  5,208   32%     4,188   29%    3,816    28%
Cost of property sold              -    0%        21    0%      231     2%

Cost of Operations             7,095   43%     6,015   42%    5,647    41%

Gross profit                $  9,270   57%     8,429   58%    8,018    59%

Revenues 2004 vs 2003 - Real Estate revenues increased $1,921,000 or 13.3% in 2004 to $16,365,000. Lease revenues from developed properties increased 19.8% due to the completion of a 200,200 square foot building at the Hillside Business Park in late fiscal 2003 and the purchase of a 151,000 square foot building at Interchange Boulevard in March of 2004. Both were fully leased during the year. Royalties from mining operations increased 4.5% during 2004.

Revenues 2003 vs 2002 - Real Estate revenues during 2003 were $14,444,000, an increase of 5.7% over 2002. The increase was primarily due to an 11.1% increase in rental revenue from developed properties partially offset by a 2.8% decrease in royalty revenues. Revenues from the Company's developed operations increased due to a 9.2% increase in average leased square feet, while royalty revenues from mining operations decreased because of completion of aggregate mining at two sites. Property sales in Fiscal 2003 were $68,000 versus $554,000 in Fiscal 2002.

Expenses 2004 vs 2003 - Real Estate cost of operations increased
$1,080,000 to $7,095,000 in 2004, compared to $6,015,000 in 2003. The increase is due primarily to operating expenses related to the completed building at Hillside and the two purchased buildings at Interchange.

Expenses 2003 vs 2002 - Real Estate cost of operations increased
$368,000 to $6,015,000 in 2003, compared to $5,647,000 in 2002. The increase is due to the operating expenses related to two buildings that were completed in 2003.

Consolidated Gross Profit - Consolidated gross profit was $22,482,000 in 2004 compared to $17,469,000 in 2003, an increase of 28.7%.
Consolidated gross profit was $17,469,000 in 2003 compared to $19,696,000 in 2002, a decrease of 11.3%.

Selling, general and administrative expense - Selling, general and administrative expenses for 2004 increased $899,000 to $9,052,000, primarily due to the accrual of management incentive compensation, which is based on the Company achieving certain profitability targets.

Selling, general and administrative expenses for 2003 were comparable to 2002, increasing 0.3% from $8,129,000 in Fiscal 2002 to $8,153,000 for Fiscal 2003.

Income from continuing operations - Income from continuing operations was $6,096,000 or $2.05 per diluted share in fiscal 2004, an increase of 71.6% compared to $3,552,000 or $1.16 per diluted share in fiscal 2003. Income from continuing operations decreased 30.9% in 2003 from $5,139,000 or $1.62 per diluted share in fiscal 2002.

Discontinued Operations - The Company had one sale of real estate in 2003 and three sales of real estate in 2004 that met certain requirements and have been accounted for as discontinued operations, in accordance with SFAS 144. The income from the operations and gains on sale of these components have been reflected in the consolidated income statement as income from discontinued operations, net of income taxes.

The after-tax gain from the sale of the properties in 2004 and 2003 was $14,446,000 and $657,000, respectively. The after-tax net income from the operations of the sold properties was $188,000, $366,000, and $516,000 for 2004, 2003, and 2002, respectively.

Net income - As a result of the improved results from continuing operations and the sales of properties classified as discontinued operations, net income increased to $20,740,000 in fiscal 2004 from $4,575,000 in 2003. Fiscal 2003 net income was down from $5,655,000 in fiscal 2002. Diluted earnings per share increased to $6.97 in fiscal 2004 from $1.49 in 2003, and were $1.79 in 2002.

Liquidity and Capital Resources - Net cash flow from operating activities in 2004 was $17,050,000, which together with $30,600,000 from the sales of fixed assets and $11,213,000 in additional borrowings, funded the $21,969,000 purchase of property and equipment, $21,673,000 in reduction of debt, and the repurchase of $2,510,000 in Company stock.

Net cash flow from operating activities during 2003 was $15,345,000, which together with $10,760,000 net cash inflow from long term debt, funded the $20,413,000 purchase of property and equipment and the repurchase of $6,118,000 in Company stock.

During 2003 and 2004 the Company sold four properties for $31,464,000 in cash, resulting in before tax gains of $24,729,000. The net proceeds of $31,172,000 from the sale of these properties were placed in escrow in anticipation of utilizing the funds to purchase replacement property in tax deferred exchanges under IRC Section 1031. Due to a tight real estate market, not all of the gains resulting from the property sales could be utilized under Section 1031. During fiscal 2004, $11,417,000 was used in qualified exchanges and $3,265,000 was released from escrow for general use leaving a balance in escrow $16,553,000 at September 30, 2004. On October 1, 2004, $7,150,000 of the escrowed funds were used in a qualified exchange and the remaining funds of $9,340,000 were released for general use.

The Company obtained an $8,500,000 mortgage loan secured by a building completed in 2003 and also obtained construction financing for an ongoing project. Draws on the construction financing totaled $2,713,000 at September 30, 2004. These borrowings, combined with operating cash flows helped the Company reduce amounts borrowed under the revolver to $3,201,000 and to pay off two 9% mortgage notes for approximately $3,100,000.

The Company has a $37,000,000 revolving credit agreement (the Revolver) of which $33,799,000 was available at fiscal year end. The Revolver contains restrictive covenants including limitations on paying cash dividends. Under these restrictions, as of September 30, 2004, $ 13,813,000 of consolidated retained earnings was available for payment of dividends. The Revolver was set to expire on December 31, 2004 but on November 10, 2004 was amended and restated and extended to December 31, 2009.

The Company had $11,948,000 of irrevocable letters of credit outstanding at September 30, 2004. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these were issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise. During Fiscal 2004, the company repurchased 77,533 shares for approximately $2,510,000. At September 30, 2004 the Company had approximately $3,490,000 authorized for repurchase of shares.

The Company currently expects its Fiscal 2005 capital expenditures to be approximately $39,000,000 ($24,000,000 for real estate development expansion and $15,000,000 for transportation segment expansion and replacement equipment) and depreciation and depletion expense to be approximately $12,292,000. The Company expects to finance the expenditures from the cash flows from operating activities, secured financing on new real estate projects, cash held in escrow, and the funds available under its revolving credit agreement.

Off-Balance Sheet Arrangements - Except for the letters of credit described above under "Liquidity and Capital Resources," the Company does not have any off balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies - Management of the Company considers the following accounting policies critical to the reported operations of the Company:

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

Contractual Obligations - The following table summarizes our contractual obligations as of September 30, 2004:



                                 Payment due by period
                            Less than                          More than
                   Total     1 year     1-3 years   4-5 years   5 years

Debt               45,700     4,515       6,202       4,744      30,239

Purchase
 Commitments       12,222    12,222           -           -           -

Total obligations  57,922    16,737       6,202       4,744      30,239

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








Consolidated Statements of Income - Years ended September 30
(In thousands except per share amounts)

                                           2004       2003       2002

Revenues:
  Transportation                        $ 99,424     87,996     81,921
  Real estate                             16,365     14,376     13,111
  Sale of real estate                          -         68        554

Total revenues (including revenue from
 related parties of $7,623, $7,305 and
 $6,944, respectively)                   115,789    102,440     95,586

Cost of operations:
  Transportation                          86,212     78,956     70,243
  Real estate                              7,095      5,994      5,416
  Cost of real estate sold                     -         21        231

Gross profit                              22,482     17,469     19,696

Selling, general and administrative expense
 (including expenses paid to related party
  of $372, $440 and $463, respectively)    9,052      8,153      8,129

Operating profit                          13,430      9,316     11,567
Other income                                 375          -          -
Interest expense, net                     (3,830)    (3,492)    (3,143)

Income from continuing operations
 before income taxes                       9,975      5,824      8,424
Provision for income taxes                 3,879      2,272      3,285

Income from continuing operations          6,096      3,552      5,139

Discontinued operations (Note 3):
Income from operations, net of tax           188        366        516
Gain on sale of properties, net of tax    14,456        657          -

Net income                               $20,740      4,575      5,655

Earnings per common share:
Income from continuing
 operations - basic                      $  2.08       1.17       1.64
            - diluted                    $  2.05       1.16       1.62
Discontinued operations
            - basic                      $  5.00        .34        .16
            - diluted                    $  4.92        .33        .16

Net income-basic                         $  7.08       1.51       1.80
Net income-diluted                       $  6.97       1.49       1.79


Number of common shares used in computing:
            - basic earnings per share     2,931      3,033      3,143
            - diluted earnings per share   2,976      3,066      3,165

See accompanying notes.





Consolidated Balance Sheets
As of September 30,
(In thousands)
                                                            2004        2003
Assets
Current assets:
  Cash and cash equivalents                              $    199        757
  Cash held in escrow                                      16,553      1,795
  Accounts receivable (including related
   party of $344 and $359, less allowance
   for doubtful accounts of $638 and $566,
   respectively)                                            9,123      7,332
  Inventory of parts and supplies                             642        670
  Prepaid expenses and other                                3,549      3,411
          Total current assets                             30,066     13,965

Property and equipment, at cost:
  Land                                                     56,045     52,679
  Buildings                                                77,924     68,651
  Equipment                                                73,838     72,550
  Construction in progress                                 16,423     11,331
                                                          224,230    205,211
Less accumulated depreciation and depletion                75,219     65,832
                                                          149,011    139,379

Real estate held for investment, at cost                    1,093      1,130
Goodwill                                                    1,087      1,087
Assets held for sale                                            -      5,883
Other assets                                                4,137      3,772

Total Assets                                             $185,394    165,216

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                          3,072      4,728
  Federal and state income taxes payable                    6,799          6
  Accrued liabilities                                       3,324      2,627
  Accrued insurance reserves                                2,188      2,314
  Short term notes payable                                  5,914          -
  Long-term debt due within one year                        1,802      1,545
           Total current liabilities                       23,099     11,220

Long-term debt                                             41,185     57,816
Deferred income taxes                                      15,767     10,760
Accrued insurance reserves                                  5,689      5,722
Other liabilities                                           1,567      1,669
Commitments and contingencies (Notes 14 and 15)
Shareholders' equity:
  Preferred stock, no par value;
      5,000,000 shares authorized; none issued                  -          -
  Common stock, $.10 par value;
     25,000,000 shares authorized; 2,929,075
     and 2,932,708 shares issued and
     outstanding, respectively                                293        293
  Capital in excess of par value                           25,784     24,614
  Retained earnings                                        72,010     53,122
         Total shareholders' equity                        98,087     78,029
  Total Liabilities and Shareholders' equity             $185,394    165,216

See accompanying notes.



	Consolidated Statements of Cash Flows
Years ended September 30,
(In thousands)

Cash flows from operating activities:                2004     2003     2002
  Net income                                     $ 20,740     4,575   5,655
  Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation, depletion and amortization           12,230    11,956  11,086
Deferred income taxes                               4,916       879     889
Gain on sale of real estate and equipment         (24,055)     (210)   (612)
Tax benefit from stock option exercise                339        57      56
Net changes in operating assets and liabilities:
  Accounts receivable                              (1,791)       12   1,133
  Income taxes receivable                               -         8     994
  Inventory of parts and supplies                      28       (37)    (63)
  Prepaid expenses and other                         (138)     (435)  1,509
  Assets held for sale                                  -         -   1,191
  Accounts payable and accrued liabilities           (994)   (1,173)  2,686
  Income taxes payable                              6,793         6       -
  Net change in insurance reserves and other
    liabilities                                      (135)      412     437
  Other assets                                       (883)     (705)   (900)

Net cash provided by operating activities          17,050    15,345  24,061

Cash flows from investing activities:
  Purchase of property and equipment              (21,969)  (20,413)(18,046)
  Cash held in escrow                             (14,758)   (1,795)      -
  Proceeds from the sale of real estate held for
   investment, property and equipment              30,600     2,094   1,010

Net cash used in investing activities              (6,127)  (20,114)(17,036)

Cash flows from financing activities:
  Proceeds from long-term debt                      8,500     4,600  10,200
  (Decrease) increase in revolving debt           (16,799)    7,500  (8,500)
  Net increase (decrease) in short-term debt        2,713         -  (7,800)
  Repayment of long-term debt                      (4,874)   (1,340) (1,173)
  Exercise of employee stock options                1,489       355     369
  Repurchase of Company stock                      (2,510)   (6,118)    (32)

Net cash (used in) provided
  by financing activities                         (11,481)    4,997  (6,936)

Net (decrease) increase in cash and cash equivalents (558)      228      89
Cash and cash equivalents at beginning of year        757       529     440

Cash and cash equivalents at end of year         $    199       757     529

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                    $  3,977     3,477   3,179
     Income taxes                                $  1,159     2,004   1,720
  Non cash investing and financing activities:
     Additions to property and equipment from:
       Exchanges                                 $      -         -     563


See accompanying notes.



Consolidated Statements of Shareholders' Equity
Years ended September 30
(In thousands, except share amounts)

                                                      Capital in
                                     Common Stock      Excess of     Retained
                                     Shares   Amount    Par Value    Earnings

Balance at September 30, 2001       3,140,066  $314     $25,841      $46,957

Shares purchased and canceled          (1,658)    -         (14)         (18)
Exercise of stock options              20,600     2         423            -
Net income                                  -     -           -        5,655
Balance at September 30, 2002       3,159,008   316      26,250       52,594

Shares purchased and canceled        (246,300)  (25)     (2,046)      (4,047)
Exercise of stock options              20,000     2         410            -
Net income                                  -     -           -        4,575
Balance at September 30, 2003       2,932,708   293      24,614       53,122


Shares purchased and canceled         (77,533)   (7)       (651)      (1,852)
Exercise of stock options              73,900     7       1,821            -
Net income                                  -     -           -       20,740
Balance at September 30, 2004       2,929,075  $293     $25,784      $72,010



See accompanying notes.


Notes to Consolidated Financial Statements

1. Accounting policies. ORGANIZATION - Patriot Transportation Holding, Inc. (Company) is engaged in the transportation and real estate businesses. The Company's transportation business is conducted through two wholly owned subsidiaries. Florida Rock & Tank Lines, Inc. (Tank Lines) is a Southeastern transportation company concentrating in the hauling by motor carrier of primarily petroleum related liquids and other liquid and dry bulk commodities. SunBelt Transport, Inc. (SunBelt) serves the flatbed portion of the trucking industry primarily in the Southeastern U.S., hauling primarily construction materials. The Company's real estate group, through subsidiaries, acquires, constructs, leases, operates and manages land and buildings to generate both current cash flows and long-term capital appreciation. The real estate group also owns real estate which is leased under mining royalty agreements or held for investment.

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

Real estate rental revenue and mining royalties are generally recognized when earned under the leases. Rental income from leases with scheduled increases during their term is recognized on a straight-line basis over the term of the lease.

Sales of real estate are recognized when the collection of the sales price is reasonably assured and when the Company has fulfilled substantially all of its obligations, which are typically as of the closing date.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost less accumulated depreciation. Provision for depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

                                         Years
Buildings and improvements                7-39
Revenue equipment                         7-10
Other equipment                           3-10

Depletion of sand and stone deposits is computed on the basis of units of production in relation to estimated reserves.

The Company periodically reviews property and equipment and intangible
assets for potential impairment.   If this review indicates that the
carrying amount of the asset may not be recoverable, the Company estimates the future cash flows expected with regards to the asset and its eventual
disposition.   If the sum of these future cash flows (undiscounted and
without interest charges) is less than the carrying amount of the assets, the Company records an impairment loss based on the fair value of the asset.

All direct and indirect costs, including interest and real estate taxes, associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. Included in indirect costs is an estimate of internal costs associated with development and rental of real estate investments. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

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

STOCK OPTION AWARDS - The Company accounts for its employee stock compensation plans under APB Opinion No. 25. See Note 7 for pro forma disclosures of net earnings and earnings per common share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

EARNINGS PER COMMON SHARE - Basic earnings per common share are based on the weighted average number of common shares outstanding during the
periods.   Diluted earnings per common share are based on the weighted average number of common shares and potential dilution of securities that could share in earnings. The only difference between basic and diluted shares used for the calculation is the effect of employee and director stock options.

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

NEW ACCOUNTING REQUIREMENTS -

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities
(VIEs), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company has evaluated the impact of applying FIN 46R and does not believe it has any interests in VIEs or would be considered a VIE of any other entity and therefore, FIN 46R did not have a material impact on the financial statements.

In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS148), was issued. This Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the presentation adopted in 2004, including reclassification due to presentation of discontinued operations.

2. Transactions with related parties. As of September 30, 2004, four of the Company's directors were also directors of Florida Rock Industries, Inc. ("FRI"). Such directors own approximately 27.1% of the stock of FRI and 48.0% of the stock of the Company. Accordingly, FRI and the Company are considered related parties.

The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for FRI. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI.

A summary of revenues derived from FRI follows (in thousands):
                                    2004           2003         2002

Transportation                   $ 1,711          1,367          986
Real estate                        5,912          5,938        5,958


                                 $ 7,623          7,305        6,944

Included in the above revenues are $498,000, $863,000, and $1,363,000 of Real Estate revenues derived from FRI that have been reclassified to discontinued operations on the Consolidated Statements of Income.
The Company outsources certain functions to FRI, including some administrative, human resources, legal and risk management. Charges for services provided by FRI were $372,000 in 2004, $440,000 in 2003, and $463,000 in 2002.

During 2003 and 2004, the Company closed on previously announced agreements to sell several tracts of land to FRI as follows:

St. Mary's County, Maryland. On September 30, 2003, a subsidiary sold 796 acres of land located in St. Mary's County, Maryland to FRI for $1,836,000 in cash resulting in a gain of $657,000, after income taxes of $420,000. A committee of independent directors of the Company approved the sale after review of a developed feasibility study and other materials, consultation with management and advice from independent counsel.

Lake City, Florida. On March 30, 2004, a subsidiary sold a parcel of land and improvements containing approximately 6,321 acres in Suwannee and Columbia Counties, near Lake City, Florida to a subsidiary of FRI for $13,000,000 in cash, resulting in a gain of $5,574,000 after income taxes of $3,546,000. The sales price was approved by the Company's Audit Committee after considering among other factors, an independent appraisal, the current use of the property and consultation with management.

Springfield, Virginia. On May 7, 2004 a subsidiary of the Company sold 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to FRI for $15,000,000 in cash resulting in a gain of $7,895,000, after income taxes of $5,023,000. The sales price was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel.

Miami, Florida. Also on May 7, 2004, a subsidiary of the Company sold a 935 acre parcel of property in Miami, Florida to FRI for $1,628,000 in cash, resulting in a gain of $987,000, after income taxes of $627,000. The property is principally composed of mined-out lakes, mitigation areas, 145 acres of mineable land and 32 acres of roads and railroad track rights-of-way. The terms of the sale were approved by the Company's Audit Committee after considering, among other factors, the terms of the existing lease agreement and consultation with management.

See Note 3 for further information regarding the accounting for the sales of these properties as discontinued operations.

3. Discontinued operations. As discussed in Note 2, during the fiscal years ended September 30, 2004 and 2003, the Company sold several tracts of land, which were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). All periods presented have been restated accordingly. A summary of discontinued operations is as follows:

                                        2004       2003       2002

Royalty and rental income            $   498        863      1,363
Operating expenses                       190        264        517

Income before income taxes               308        599        846
Income taxes                            (120)      (233)      (330)

Income from discontinued operations  $   188        366        516

Gain from sale of
  discontinued properties            $23,652      1,077          -
Income taxes                          (9,196)      (420)         -

Net gain from sale of
  discontinued properties            $14,456        657          -

4. Debt.  Debt at September 30 is summarized as follows (in thousands):

                                        2004       2003
Revolving credit (unsecured)          $ 3,201     20,000
Short term construction loan            2,713          -
5.7% to 9.5% mortgage notes,
  due in installments through 2020     42,987     39,361
                                       48,901     59,361
Less portion due within one year        7,716      1,545
                                      $41,185     57,816

The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 2004 is: 2005 - $4,515,000; 2006 - $1,936,000;
2007 - $2,057,000; 2008-$2,209,000; 2009-$2,372,000; 2010 and subsequent years
- $32,611,000.

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement with four banks which was to terminate on December 31, 2004. On November 10, 2004, the Company and the four banks entered into an Amended and Restated Revolving Credit Agreement (the Revolver) which will terminate on December 31, 2009. The Revolver bears interest at an initial rate of 1% over the selected LIBOR. The margin rate may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital. An initial commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying
cash dividends.   Under these restrictions, as of September 30, 2004,
$13,813,000 of consolidated retained earnings would be available for payment of dividends.

During the first quarter of fiscal 2004, a subsidiary of the Company obtained a first mortgage loan of $8,500,000, collateralized by a building. The proceeds were used to reduce amounts owed under the Revolver. The mortgage is payable over 15 years with level monthly payments of principal and interest at 5.69%.

During the fourth quarter of fiscal 2004, a subsidiary of the Company obtained a construction loan to fund the development of a pre-leased 145,000 square foot office/warehouse. As of September 30, 2004, $2,713,000 was borrowed under the loan. The terms of the construction financing are for borrowings not to exceed $11,800,000 for a period not to exceed 18 months converting to a 15 year non-recourse mortgage at project completion. The interest rate is 6.17% for both the construction and mortgage loans.

The non-recourse fully amortizing mortgage notes payable are collateralized by real estate having a carrying value of approximately $57,794,000 at September 30, 2004.

Certain properties having a carrying value at September 30, 2004 of $793,000 were encumbered by industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property) and further has agreed to indemnify and hold harmless the Company.



During Fiscal 2004, 2003 and 2002 the Company capitalized interest costs of $10,000, $182,000 and $194,000, respectively.

5. Leases. At September 30, 2004, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property            $ 31,371
Commercial property                          114,011
Land and other property                        1,613
                                             146,995
Less accumulated depreciation and depletion   26,328
                                            $120,667

The minimum future rentals due the Company on noncancelable leases as of September 30, 2004 are as follows: 2005 - $10,005,000; 2006 - $7,620,000;
2007 - $5,987,000; 2008 - $5,543,000; 2009 - $4,818,000; 2010 and
subsequent years $19,810,000.

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

All stock options expire ten years from the date of grant. Options awarded to directors are exercisable immediately and options awarded to officers and employees become exercisable in cumulative installments of 20% each year after a one year waiting period from date of grant. Options awarded in 2004 included 10,000 to an officer and 41,000 to directors. Options awarded in 2003 included 140,000 to officers and key employees. The remaining options issued in 2003 and all awards in 2002 were to directors.

At September 30, 2004, there were 267,200 shares under option.

Option transactions for the fiscal years ended September 30 are summarized as follows:
                                      Shares under        Weighted Average
                                         Option           Exercise Price

Balance at September 30, 2001              131,600         $         18.67

Granted                                     37,000                   22.99
Cancelled                                   (7,000)                  21.29
Exercised                                  (20,600)                  17 93

Balance at September 30, 2002              141,000         $         19.78

Granted                                    182,000                   22.87
Cancelled                                   (3,500)                  22.48
Exercised                                  (20,000)                  17.75

Balance at September 30, 2003              299,500         $         21.85

Granted                                     51,000                   31.20
Cancelled                                   (9,400)                  22.23
Exercised                                  (73,900)                  20.15

Balance at September 30, 2004              267,200         $         23.99

The following table summarizes information concerning stock options outstanding at September 30, 2004:

                             Shares      Weighted          Weighted
Range of Exercise            under       Average           Average
Prices per Share             Option      Exercise Price    Remaining Life

Non-exercisable:
$22.23 - $31.88              104,240     $        23.01               8.2

Exercisable:
$15.13 - $22.66               75,560              19.86               7.4
$23.77 - $32.75               87,400              28.75               8.4

                             162,960     $        24.63               7.9


If compensation cost for stock option grants had been determined based on the Black-Scholes option pricing model value at the grant date for the awards consistent with the provisions of SFAS No. 123, the Company's net income, basic and diluted earnings per share would have been (in thousands, except per share amounts):

                                     2004      2003      2002

Net income
   As reported                      $20,740     4,575     5,655
   Deduct: Total stock-based
employee compensation expense
determined under fair value based
method, net of tax effects          $   396       483       348
   Pro forma                        $20,344     4,092     5,307

Basic earnings per common share
   As reported                      $  7.08      1.51      1.80
   Pro forma                        $  6.94      1.35      1.69

Diluted earnings per common share
   As reported                      $  6.97      1.49      1.79
   Pro forma                        $  6.79      1.33      1.62

The fair value of options granted in 2003 was estimated to be $13.51 on the date of grant using the following assumptions; no dividend yield, expected volatility of 52.6%, risk-free interest rates of 4.5% and expected lives of 7 years. The weighted average fair value of options granted in 2004 was estimated to be $16.32 on the date of grant using the following assumptions; no dividend yield, expected volatility of 45.1%, risk-free interest rates of 3.9% and expected lives of 7 years.

8. Income taxes. The provision for income taxes for continuing operations for fiscal years ended September 30 consists of the following (in thousands):

                              2004          2003         2002
Current:
  Federal                   $2,720         1,592        2,150
  State                        445           262          327
                             3,165         1,854        2,477
Deferred
  Federal                      605           354          662
  State                        109            64          146
                               714           418          808

  Total                     $3,879         2,272        3,285

A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):



                                           2004	     2003	       2002
Amount computed at statutory
  Federal rate                            $3,491     1,980        2,864
State income taxes (net of Federal
  income tax benefit)                        362       211          306
Other, net                                    26        81          115
Provision for income taxes                $3,879     2,272        3,285

The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30, are presented below:
                                           2004	     2003
Deferred tax liabilities:
 Property and equipment                  $17,840     12,839
 Depletion                                   570        570
 Prepaid expenses                          1,181      1,144
  Gross deferred tax liabilities          19,591     14,553
Deferred tax assets:
 Insurance reserves                        2,745      2,659
 Other, net                                  965        929
  Gross deferred tax assets                3,710      3,588
Net deferred tax liability               $15,881     10,965

9. Employee benefits. The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plan, an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company may make an annual contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company's cost was $649,000 in 2004, $591,000 in 2003 and $545,000 in 2002.

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

The accrued postretirement benefit cost as of September 30, 2004 and 2003 was $564,000 and $595,000, respectively. The net periodic postretirement benefit cost was $2,000, $5,000, and $15,000 for fiscal 2004, 2003, and
2002, respectively.

The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 5.75% for 2004, 5.75% for 2003 and 7.0% for 2002. No medical trend is applicable because the Company's share of the cost is frozen.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):
                                           2004	        2003	   2002
Revenues:
  Transportation                        $ 99,424       87,996      81,921
  Real estate (a)                         16,365       14,444      13,665
                                        $115,789      102,440      95,586

Operating profit:


  Transportation                        $  5,625        2,360       5,057
  Real estate (a)                          9,269        8,429       8,018
  Corporate expenses                      (1,464)      (1,473)     (1,508)
                                        $ 13,430        9,316      11,567

Capital expenditures:
  Transportation                        $  4,350        7,086      11,430
  Real estate                             17,619       13,327       7,179
                                        $ 21,969       20,413      18,609

Depreciation, depletion and
amortization:
  Transportation                        $  8,200        8,510       7,876
  Real estate                              3,782        3,211       2,961
  Other                                      248          235         249
                                        $ 12,230       11,956      11,086

Identifiable assets at September 30:
  Transportation                        $ 42,479       45,055      47,519
  Real estate                            125,030      116,269     105,850
  Cash                                    16,752        2,552         529
  Unallocated corporate assets             1,133        1,340       1,565
                                        $185,394      165,216     155,463

(a) Fiscal 2003, and 2002 includes revenue of $68,000,and $554,000, and operating profit of $47,000, and $323,000, respectively, from the sale of real estate.

11. Cash held in escrow. At September 30, 2004, the Company had $16,553,000 of cash held in escrow accounts. Proceeds from the sales of certain properties was placed in the escrow accounts in anticipation of reinvesting these proceeds in tax-deferred exchanges under Section 1031 of the United States Internal Revenue Code. Subsequent to the fiscal year end, $7,150,000 of the escrowed funds was used in a qualified exchange and the remaining funds of $9,340,000 were released for general use.

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

13. Fair values of financial instruments. At September 30, 2004 and 2003, the carrying amount reported in the consolidated balance sheet for cash and cash equivalents, short-term notes payable to bank and revolving credit approximate their fair value. The fair values of the Company's other long-term debt are estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2004, the carrying amount and fair value of such other long term debt was $45,700,000 and $47,859,000, respectively. At September 30, 2003, the carrying amount and fair value of other long term debt was $39,361,000 and $41,795,000, respectively.

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



15. Commitments. The Company, at September 30, 2004, had entered into various contracts to develop real estate with remaining commitments totaling $6,998,000, and to purchase transportation equipment for approximately $5,224,000.

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




Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Patriot Transportation Holding, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Patriot Transportation Holding, Inc. and its subsidiaries at September 30, 2004, and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

November 30, 2004
Jacksonville, Florida




Directors and Officers

Directors

Edward L. Baker (1)
Chairman of the Board of the Company
and of Florida Rock Industries, Inc.

John D. Baker II (1)
President and Chief Executive
Officer of Florida Rock Industries, Inc.

Thompson S. Baker II
Vice President of
Florida Rock Industries, Inc.

Charles E. Commander III (2)(4)
Partner, Jacksonville office
Foley & Lardner

Luke E. Fichthorn III
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Robert H. Paul III (2)(3)(4)
Chairman of the Board, President
and Chief Executive Officer of
Southeast-Atlantic Beverage Corporation

H. W. Shad III (2)
Management Consulting and Business Valuations
Mike Shad, P.L.

Martin E. Stein, Jr. (3)(4)
Chairman and Chief Executive Officer of
Regency Centers Corporation and
Chairman of the Regency Group, Inc.

James H. Winston (3)
President of LPMC of Jax, Inc.,
Omega Insurance Company and Citadel
Life & Health Insurance Co.
________________
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Nominating Committee



Officers

Edward L. Baker
Chairman of the Board

John E. Anderson
President and Chief Executive Officer

David H. deVilliers, Jr.
Vice President
President, FRP Development Corp. and
Florida Rock Properties, Inc.

Ray M. Van Landingham
Vice President, Treasurer, Secretary
and Chief Financial Officer

Gregory B. Lechwar
Controller and Chief Accounting Officer

Terry S. Phipps
President, SunBelt Transport, Inc.

Robert E. Sandlin
President, Florida Rock & Tank Lines, Inc.



Patriot Transportation Holding, Inc.

1801 Art Museum Drive, Suite 300
Jacksonville, Florida  32207
Telephone:  (904) 396-5733

Annual Meeting

Shareholders are cordially invited to attend the Annual Shareholders Meeting which will be held at 2 p.m. local time, on Wednesday, January 26, 2005, at 155 East 21st Street, Jacksonville, Florida, 32206.

Transfer Agent

Wachovia Bank, N.A.
Corporate Trust Client Services NC-1153
1525 West W. T. Harris Boulevard - 3C3
Charlotte, NC  28288-1153

Telephone:  1-800-829-8432

General Counsel

McGuireWoods LLP
Jacksonville, Florida

Independent Registered Certified Public Accounting Firm

PricewaterhouseCoopers LLP
Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market
(Symbol: PATR)

Form 10-K


Shareholders may receive without charge a copy of Patriot Transportation Holding, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission by writing to the Treasurer at 1801 Art Museum Drive, Suite 300, Jacksonville, Florida 32207.