Form 10-K/A
period 2004-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2005-01-06
CIK 844059

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K/A
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

At December 6, 2004 aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $67,333,280.* At such date there were 2,929,075 shares of the registrant's stock outstanding.

                   Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2004 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement dated December 31, 2004 are incorporated by reference in Part III.

Preliminary Note Regarding Amendment: This Amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the period ended September 30, 2004, as filed by the Registrant on December 22, 2004, and is being filed to correct on the cover page the aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of December 6, 2004. The changed amount is noted with an asterisk (*).



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Patriot Transportation Holding, Inc.


Date:  January 5, 2005        By JOHN E. ANDERSON
                                 John E. Anderson
                                 President and Chief Executive
                                 Officer (Principal Executive Officer)



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

(11)              Computation of Earnings Per Common Share.*

(13)	            The Company's 2004 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K.
Those portions of the 2004 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.*

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003.

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

(23)(a) Consent of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, appears on page
22 of this Form 10-K.*

(31)(a)           Certification of John E. Anderson.

(31)(b)           Certification of Ray M. Van Landingham.

(31)(c)           Certification of Gregory B. Lechwar.

(32) Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C.
Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Previously filed with Form 10-K filed on December 22, 2004.