Form 10-Q
period 2004-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2005-02-14
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2004



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 25, 2005: 2,941,475 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED December 31, 2004


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis                          7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  11

Item 4.  Controls and Procedures                                      12


Part II.  Other Information

Item 1.  Legal Proceedings                                            12

Item 6.  Exhibits and Reports on Form 8-K                             12

Signatures                                                            13

Exhibit 11  Computation of Earnings Per Share                         18

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               19

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              22


                            PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)
                                               December 31,        September 30,
                                                   2004                 2004
ASSETS
Current assets:
 Cash and cash equivalents                      $    359                  199
 Cash held in escrow                                   -               16,553
 Accounts receivable (including related
  party of $287 and $344)                          8,864                9,761
 Less allowance for doubtful accounts               (627)                (638)
 Inventory                                           669                  642
 Prepaid expenses and other                        5,038                3,549
  Total current assets                            14,303               30,066

Property, plant and equipment, at cost           237,550              224,230
Less accumulated depreciation and
 depletion                                       (76,926)             (75,219)
  Net property, plant and equipment              160,624              149,011

Other assets                                       6,777                6,317

Total assets                                    $181,704              185,394


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  3,928                3,072
 Federal and state income taxes payable            2,104                6,799
 Accrued liabilities                               4,737                5,512
 Short-term notes payable                              -                5,914
 Long-term debt due within one year                1,835                1,802
  Total current liabilities                       12,604               23,099

Long-term debt                                    49,988               41,185
Deferred income taxes                             11,667               15,767
Accrued insurance reserves                         5,689                5,689
Other liabilities                                  1,612                1,567
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued             -                    -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,941,475 and 2,929,075 shares issued
  and outstanding, respectively                      294                  293
 Capital in excess of par value                   26,184               25,784
 Retained earnings                                73,666               72,010

  Total shareholders' equity                     100,144               98,087

Total liabilities and shareholders' equity      $181,704              185,394

See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                    (Unaudited)



                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                          2004      2003
Revenues:
  Transportation                                       $27,035    23,771
  Real estate                                            4,339     3,913

Total revenues (including related party
  revenue of $1,535 and $1,832, respectively)           31,374    27,684

Cost of operations                                      25,457    22,461

Gross profit                                             5,917     5,223

Selling, general and
 administrative expenses                                 2,400     2,219

Operating profit                                         3,517     3,004

Interest expense, net                                     (803)     (985)

Income before income taxes                               2,714     2,019
Provision for income taxes                              (1,058)     (788)

Income from continuing operations                        1,656     1,231
Discontinued operations, net of tax                          -        87

Net Income                                             $ 1,656     1,318

Earnings per common share-basic:

Income from continuing operations                         $.56       .42
Discontinued operations                                      -       .03

Net income                                                $.56       .45

Earnings per common share-diluted:

Income from continuing operations                         $.55       .41
Discontinued operations                                      -       .03

Net income                                                $.55       .44

Number of shares used in computing:
 Basic earnings per common share                         2,932     2,933

 Diluted earnings per common share                       3,000     2,983



See accompanying notes.






PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (In thousands)
                                    (Unaudited)
                                                              2004      2003

Cash flows from operating activities:
 Net income                                                $ 1,656     1,318
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation, depletion and amortization                  3,095     3,056
   Deferred income taxes                                    (3,530)        -
   Gain on disposition of real estate and equipment           (162)     (203)
   Tax benefit from stock option exercise                       73         4
   Net changes in operating assets and liabilities:
    Accounts receivable                                        886       (65)
    Prepaid expenses and other current assets               (1,516)     (274)
    Accounts payable and accrued liabilities                  (489)   (2,704)
   Income taxes payable                                     (4,695)      671
   Net change in insurance reserves and other
     liabilities                                                45        11
   Other assets                                               (577)     (323)
Net cash (used in) provided by operating activities         (5,214)    1,491

Cash flows from investing activities:
 Purchase of property and equipment                        (14,840)     (950)
 Cash held in escrow                                        16,553         -
 Proceeds from sale of property and equipment                  412       308
Net cash provided by (used in) investing activities          2,125      (642)

Cash flows from financing activities:
 Proceeds from long-term debt                                2,113     8,500
 Net increase (decrease) in revolving debt                   1,243    (8,362)
 Repayment of long-term debt                                  (434)     (447)
 Exercise of employee stock options                            327        31

Net cash provided by (used in) financing activities          3,249      (278)

Net increase in cash and cash equivalents                      160       571
Cash and cash equivalents at beginning of year                 199       757
Cash and cash equivalents at end of the period             $   359     1,328



See accompanying notes.




      PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2004
	(Unaudited)

(1) Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2004.

Certain reclassifications have been made to the Fiscal 2004 financial statements to conform to the presentation adopted in Fiscal 2005.

(2) Recent Accounting Pronouncements. In December 2004, the FASB issued a revised Statement No. 123 "Share-Based Payment." (SFAS
123R) This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, and affects the Company's accounting for its stock option plans. The standard is effective for the Company at the beginning of its fourth quarter (July 1, 2005). The Company intends to use the modified prospective application, and therefore at the effective date compensation costs shall be included in the determination of net income for all new, modified, repurchased, or cancelled awards and all prior awards whose requisite service conditions have not been met. Compensation costs to be expensed upon adoption are the grant-date fair value of the stock option awards.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):



                                            Three Months ended
                                               December 31,
                                            2004          2003
Revenues:
   Transportation                        $ 27,035        23,771
   Real estate                              4,339         3,913
                                         $ 31,374        27,684

Operating profit
   Transportation                        $  1,450         1,346
   Real estate                              2,486         2,062
   Corporate expenses                        (419)         (404)
                                         $  3,517         3,004

Identifiable assets                     December 31,  September 30,
                                           2004           2004

   Transportation                        $ 44,916        42,479
   Real estate                            135,181       125,030
   Cash items                                 359        16,752
   Unallocated corporate assets             1,248         1,133
                                         $181,704       185,394

(4)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                        December 31,  September 30,
                                           2004           2004
     Revolving Credit,
       Uncollateralized, variable
       rate                              $  4,444         3,201
     Construction loan - 6.17%              4,826         2,713
     5.7% to 9.5% mortgage notes
       payable in installments
       through 2020                        42,553        42,987
                                           51,823        48,901
     Less portion due in one year           1,835         7,716
                                          $49,988        41,185

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

(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain functions to FRI, including some administrative, human resources and risk management services.


(6) Discontinued operations. During fiscal year 2004, the Company sold three tracts of land that were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

The results of operations of these properties, consisting of royalty and rental income, operating expenses and depreciation, have been reclassified to discontinued operations. Income from the disposed properties, net of income taxes, was $87,000 for the quarter ended December 31, 2003. This period has been restated accordingly.

(7) Earnings per share. The following details the denominators of the basic and diluted earnings per common share computations.


                                                   THREE MONTHS
                                                 ENDED DECEMBER 31,
                                                  2004        2003
Denominator for basic earnings per share -
 Weighted average shares outstanding          2,931,832   2,933,203

Shares issuable under stock options
 which are potentially dilutive                  68,279      50,294

Denominator for diluted earnings per share    3,000,111   2,983,497


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

                                              Three Months ended
                                                  December 31,
                                                2004       2003

Net income, as reported                      $ 1,656      1,318

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects                              225        189
Pro forma net income                         $ 1,431      1,129

Earnings per share:
   Basic-as reported                        $   .56        .45

   Basic-pro forma                          $   .49        .38

   Diluted - as reported                    $   .55        .44

   Diluted - pro forma                      $   .48        .38


(9) Contingent liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management none of these matters are expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

During Fiscal 2004, the transportation segment's ten largest customers accounted for approximately 39% of the transportation segment's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Comparative Results of Operations for the Three Months Ended
December 31, 2004 and 2003

Consolidated Results. - Net income for the first quarter of fiscal 2005 was $1,656,000, compared to $1,318,000 for the same period last year. Net income for the first quarter of 2004 included $87,000 in income from discontinued operations. Fully diluted earnings per share for the first quarter of fiscal 2005 was $0.55 compared to $0.44 in the first quarter of fiscal 2004, an increase of 25.6%.

Transportation

                                   Three Months Ended December 31
(dollars in thousands)             ___2004     %      2003     %

Transportation revenue             $ 24,675   91%    23,021   97%
Fuel surcharges                       2,360    9%       750    3%

Revenues                             27,035  100%    23,771  100%


Compensation and benefits            10,685   40%     9,915   42%
Fuel expenses                         4,899   18%     3,209   13%
Insurance and losses                  3,233   12%     2,751   12%
Depreciation expense                  1,981    7%     2,025    9%
Other, net                            2,806   10%     2,712   11%

Cost of operations                   23,604   87%    20,612   87%

Gross profit                       $  3,431   13%     3,159   13%


Revenues First Quarter 2005 vs First Quarter 2004 - Transportation segment revenues were $27,035,000 in the first quarter of 2005, an increase of $3,264,000 over the same quarter last year. Fuel surcharges accounted for $1,610,000 of the increase, resulting from higher diesel fuel costs during the quarter compared to the same quarter last year. Excluding fuel surcharges, revenue per mile increased 5.1%, reflecting better pricing for our services. Revenue miles in the current quarter were up 2.0% compared to the first quarter of 2004.

Expenses First Quarter 2005 vs First Quarter 2004 - The Transportation segment cost of operations in the first quarter of 2005 increased $2,992,000 to $23,604,000, as compared to
$20,612,000 in the same quarter last year. The primary factors for the increase are higher diesel fuel costs and an increase in risk and health insurance costs. Our average diesel fuel cost per gallon increased 41.3% in the first quarter of 2005 compared to the same quarter last year.


Real Estate
                                   Three Months Ended December 31
(dollars in thousands)             ___2004     %      2003     %

Royalties and rent                 $  1,425   33%     1,465   37%
Developed property rentals            2,914   67%     2,448   63%
Property sales                            -    0%         -    0%

Total Revenue                         4,339  100%     3,913  100%


Mining and land rent expenses           357    8%       492   13%
Developed property management         1,496   34%     1,358   35%
Cost of property sold                     -    0%         -    0%

Cost of Operations                    1,853   43%     1,850   47%

Gross profit                       $  2,486   57%     2,063   53%

Revenues First Quarter 2005 vs First Quarter 2004 - Real Estate segment revenues for the first quarter of fiscal 2005 were $4,339,000, an increase of $426,000 or 10.9% over the same quarter last year. Lease revenue from developed properties increased $466,000 or 19.0%, due to a 25.4% increase in occupied square feet resulting from the purchase of two completed buildings in March 2004 and the purchase of one building in early November 2004. These purchases added 491,000 square feet, of which 339,000 was leased during the first quarter of fiscal 2005. Royalties from mining operations decreased as a result of a 7.5% decrease in tons sold as compared to the same quarter last year.

Expenses First Quarter 2005 vs First Quarter 2004 - Real estate segment expenses increased slightly to $1,853,000 during the first quarter of fiscal 2005, compared to $1,850,000 for the same quarter last year. Expenses related to development activities increased as a result of the new building additions. The increase in development expenses was offset by a decrease in depletion costs as a result of the reduced mining sales.

Consolidated Gross Profit - Consolidated gross profit was
$5,917,000 in the first quarter of fiscal 2005 compared to $5,223,000 in the same period last year, an increase of 13.3%.

Consolidated selling, general and administrative expense - Selling, general and administrative expenses were consistent quarter to quarter. SG&A expense was 7.6% of revenue for the first quarter of fiscal 2005 compared to 8.0% for the same period last year.

Income from continuing operations - Income from continuing operations was $1,656,000 or $0.55 per diluted share in the first quarter of fiscal 2005, an increase of $425,000 or 34.6% compared to $1,231,000 or $0.41 per diluted share in the same period last year.

Discontinued Operations - During fiscal 2004 the Company had three sales of real estate that have been accounted for as discontinued operations, in accordance with SFAS 144. The income from the operations of these components have been reflected in the consolidated income statement as income from discontinued operations, net of income taxes.

The after-tax net income from the operations of the sold properties was $87,000 during the first quarter of fiscal 2004.

Net income - As a result of the forgoing, net income increased to $1,656,000 in the first quarter of fiscal 2005 from $1,318,000 in the same period last year. Diluted earnings per share increased to $0.55 in the first quarter of fiscal 2005 from $0.44 in the same period last year.

Liquidity and Capital Resources

For the first three months of Fiscal 2005, the Company used cash held in escrow and borrowings under its Revolver and construction loan to finance its operating activities and the purchase of $14,840,000 in property and equipment. At September 30, 2004, the Company had $16,553,000 of cash from the sales of real estate during fiscal 2004, which were placed in escrow in anticipation of using the funds in an Internal Revenue Code Section 1031 tax-deferred exchange. A portion of the funds were used to purchase land and buildings for $7,200,000. The remaining funds were used primarily to pay income taxes due on the gains from sales of properties that were not tax-deferred.

The Company has a $37,000,000 revolving line of credit (Revolver) under which $32,556,000 was available at December 31, 2004. During first quarter of fiscal 2005, the Company renewed the Revolver with substantially the same terms and conditions, except that the termination date was extended to December 31, 2009.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of December 31, 2004, $3,490,000 was authorized to repurchase the Company's common stock.

In December 2003, the Company committed to develop a 145,000 square foot build-to-suit warehouse/office building pursuant to a 15 year triple net lease. This project is expected to cost approximately $14,900,000. The Company intends to finance the project through a construction loan and the Company's existing Revolver. The terms of the construction financing are for borrowings not to exceed $11,800,000 for a period not to exceed 18 months converting to a 15 year non-recourse mortgage at project completion. Interest rate is 6.17% for both the construction and mortgage loans. Borrowings under the construction loan totaled $4,826,0000 at December 31, 2004.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both our real estate and transportation segments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISKS

There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2004 with respect to this item.

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

(b)	Reports on Form 8-K. On November 16, 2004, the Company
filed a Form 8-K reporting under Item 1.01, Item 2.03 and Item 9.01 that the Company entered into an amended and restated Revolving Credit Agreement with Wachovia
Bank, National Association.

   	On December 7, 2004, the Company filed a Form 8-K reporting under Item 2.02 and Item 9.01, a press release announcing its earnings for the fourth quarter and Fiscal year ended September 30, 2004.

   	On December 14, 2004, the Company filed a Form 8-K reporting under Item 7.01, certain matters relating to potential liabilities associated with the Company's
Profit Sharing and Deferred Earnings Plan.







                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2005           PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2004
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
Transportation Holding, Inc. adopted May 5, 2004, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2004. File
No. 33-26115.

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

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-
26115.

(10)(e)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)		Management Security Agreements between the Company and
certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No.
33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1995 Stock Option
Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15, 1994.
File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 2000 Stock Option
Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15, 1999.
File No. 33-26115.

(10)(h)		Agreement of Purchase and Sale dated October 21, 2003
between FRP Bird River, LLC and The Ryland Group,
Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003.
File No. 33-26115.

(11)   		Computation of Earnings per Common Share.

(14)   		Financial Code of Ethical Conduct applicable to Chief
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