Form 10-Q
period 2005-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2005-05-13
CIK 844059

FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2005



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 25, 2005: 2,955,975 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED March 31, 2005


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         1
   Consolidated Statements of Income                                   2
   Consolidated Statements of Cash Flows                               3
   Notes to Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  16

Item 4.  Controls and Procedures                                      16


Part II.  Other Information

Item 1.  Legal Proceedings                                            17

Item 4.  Submission of Matters to a Vote of Security Holders          17

Item 6.  Exhibits                                                     17

Signatures                                                            19

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               24

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              27


                            PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                  (In thousands except shares and per share amounts)
                                      (Unaudited)
                                                March 31,         September 30,
                                                   2005                 2004
ASSETS
Current assets:
 Cash and cash equivalents                      $    268                  199
 Cash held in escrow                                   -               16,553
 Accounts receivable (including related
  party of $453 and $344)                          9,382                9,761
 Less allowance for doubtful accounts               (507)                (638)
 Inventory                                           659                  642
 Prepaid tires on equipment                        2,180                1,930
 Prepaid insurance                                 1,317                  504
 Prepaid expenses, other                             660                1,115
  Total current assets                            13,959               30,066

Property, plant and equipment, at cost           242,281              224,230
Less accumulated depreciation and
 depletion                                       (78,499)             (75,219)
  Net property, plant and equipment              163,782              149,011

Goodwill                                           1,087                1,087
Other assets                                       5,777                5,230

Total assets                                    $184,605              185,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  3,376                3,072
 Federal and state income taxes payable            3,091                6,799
 Accrued payroll                                   2,487                2,757
 Accrued insurance reserves                        2,484                2,188
 Accrued liabilities, other                          669                  567
 Short-term notes payable                              -                5,914
 Long-term debt due within one year                1,867                1,802
  Total current liabilities                       13,974               23,099

Long-term debt                                    49,715               41,185
Deferred income taxes                             11,413               15,767
Accrued insurance reserves                         5,689                5,689
Other liabilities                                  1,647                1,567
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued             -                    -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,955,975 and 2,929,075 shares issued
  and outstanding, respectively                      296                  293
 Capital in excess of par value                   26,660               25,784
 Retained earnings                                75,211               72,010

  Total shareholders' equity                     102,167               98,087

Total liabilities and shareholders' equity      $184,605              185,394

See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                     THREE MONTHS              SIX MONTHS
                                   ENDED MARCH 31,            ENDED MARCH 31,
                                    2005       2004           2005       2004
Revenues:
  Transportation                 $ 27,496     24,281          54,531    48,052
  Real Estate                       4,518      4,105           8,857     8,018
Total revenues (includes related
  Party revenue of $1,662, $991
  $3,197 and $2,823, respectively) 32,014     28,386          63,388    56,070

Cost of operations:
  Transportation                   24,289     21,385          47,892    41,996
  Real Estate                       2,056      1,992           3,910     3,842

Gross profit                        5,669      5,009          11,586    10,232

Selling, general and
 administrative expense             2,329      2,155           4,729     4,374

Operating profit                    3,340      2,854           6,857     5,858
Other income                            5         99              15        98
Interest expense                     (812)      (974)         (1,625)   (1,958)

Income from continuing
 operations before income taxes     2,533      1,979           5,247     3,998
Provision for income taxes           (988)      (733)         (2,046)   (1,521)

Income from continuing
 operations                         1,545      1,246           3,201     2,477
Discontinued operations
 net of tax                             -      5,727               -     5,814

Net income                        $ 1,545      6,973           3,201     8,291

Earnings per common share-basic:
Income from continuing
 operations                        $  .52        .43            1.09       .84
Discontinued operations            $    -       1.95               -      1.99

Net income                         $  .52       2.38            1.09      2.83

Earnings per common share-diluted:
Income from continuing operations  $  .51        .42            1.06       .83
Discontinued operations            $    -       1.92               -      1.96

Net income                         $  .51       2.34            1.06      2.79

Number of shares used in computing:
  Basic earnings per common share   2,948      2,931           2,940     2,932

  Diluted earnings per common share 3,037      2,979           3,019     2,976

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (In thousands)
                                    (Unaudited)
                                                              2005      2004

Cash flows from operating activities:
 Net income                                                $ 3,201     8,291
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  6,219     6,152
   Deferred income taxes                                    (4,099)    2,499
   Gain on disposition of property, plant and equipment       (382)   (9,233)
   Tax benefit from stock option exercise                      227       244
   Net changes in operating assets and liabilities:
    Accounts receivable                                        248      (649)
    Prepaid expenses and other current assets                 (625)      318
    Other assets                                              (774)     (505)
    Accounts payable and accrued liabilities                   177      (651)
    Federal and state income taxes payable                  (3,708)        -
    Accrued insurance reserves and other long-term
     liabilities                                                80        17
Net cash provided by operating activities                      564     6,483

Cash flows from investing activities:
 Purchase of property and equipment                        (21,203)   (1,824)
 Cash held in escrow                                        16,553   (11,092)
 Proceeds from sale of property and equipment                  823    13,300
Net cash provided by (used in) investing activities         (3,827)      384

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    3,776     8,500
 Net decrease in revolving debt                               (219)  (13,833)
 Repayment of long-term debt                                  (877)     (962)
 Repurchase of Company Stock                                     -    (2,132)
 Exercise of employee stock options                            652     1,238

Net cash provided by (used in) financing activities          3,332    (7,189)

Net increase (decrease) in cash and cash equivalents            69      (322)
Cash and cash equivalents at beginning of period               199       757
Cash and cash equivalents at end of the period             $   268       435



See accompanying notes.




      PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2005
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2004.

Certain reclassifications have been made to the Fiscal 2004 financial statements to conform to the presentation adopted in Fiscal 2005.

(2) Recent Accounting Pronouncements. In December 2004, the FASB issued a revised Statement No. 123 "Share-Based Payment." (SFAS
123R) This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, and affects the Company's accounting for its stock option plans. The standard is effective for the Company at the beginning of its next fiscal year (October 1, 2005). The Company intends to use the modified prospective application, and therefore at the effective date compensation costs shall be included in the determination of net income for all new, modified, repurchased, or cancelled awards and all prior awards whose requisite service conditions have not been met. Compensation costs to be expensed upon adoption are the grant-date fair value of the stock option awards. While we cannot determine the impact on future net earnings as a result of the adoption of SFAS 123R, the estimated compensation expense related to prior periods is presented in Note 8. The compensation expense for future periods will be dependent on the number of options granted, the market price of the common stock at the date of grant, the vesting period and other factors.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                            Three Months ended         Six Months ended
                                March 31,                 March 31,__
                            2005          2004         2005        2004
Revenues:
   Transportation        $ 27,496        24,281       54,531      48,052
   Real estate              4,518         4,105        8,857       8,018
                         $ 32,014        28,386       63,388      56,070

Operating profit
   Transportation        $  1,364         1,121        2,813       2,467
   Real estate              2,460         2,112        4,946       4,174
   Corporate expenses        (484)         (379)        (902)       (783)
                         $  3,340         2,854        6,857       5,858

Identifiable assets                           March 31,  September 30,
                                                2005         2004

   Transportation                            $ 45,532       42,479
   Real estate                                137,474      125,030
   Cash items                                     268       16,752
   Unallocated corporate assets                 1,331        1,133
                                             $184,605      185,394

(4)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                              March 31,   September 30,
                                               2005           2004___
     Revolving Credit,
       Uncollateralized, variable
       rate                                    $  2,982        3,201
     Construction loan 6.17%                      6,490        2,713
     5.7% to 9.5% mortgage notes
       payable in installments
       through 2020                              42,110       42,987
                                                 51,582       48,901
     Less portion due in one year                 1,867        7,716
                                                $49,715       41,185

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement with four banks which was to terminate on December 31, 2004. On November 10, 2004, the Company and the four banks entered into an Amended and Restated Revolving Credit Agreement (the Revolver) which will terminate on December 31, 2009. The Revolver bears interest at an initial rate of 1% over the selected LIBOR which was 3.84% at March 31, 2005. The margin rate may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital. An initial commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends.

(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI. The cost of these administrative functions was $23,000 and $99,000 for the quarters ending March 31, 2005 and 2004, respectively.

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

(6) Discontinued operations. During fiscal year 2004, the Company sold three tracts of land that were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). A summary of discontinued operations is as follows:

                              Three Months ended     Six Months ended
                                  March 31,               March 31,__
                              2005        2004         2005      2004

Royalties and rents        $      -         241            -       444
Operating expenses                -         125            -       188
Income before income taxes        -         116            -       256
Income taxes                      -         (44)           -       (97)
Income from discontinued
 operations                $      -          72            -       159

Gain from sale of
 Discontinued properties          -       9,120            -     9,120
Income taxes                      -      (3,465)           -    (3,465)
Net gain from sale of
 Discontinued properties   $      -       5,655            -     5,655


(7) Earnings per share. The following details the denominators of the basic and diluted earnings per common share computations.

                                   	THREE MONTHS           SIX MONTHS
                                    ENDED MARCH 31,       ENDED MARCH 31,
                                     2005	    2004       2005        2004
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share         2,947,727  2,930,866  2,939,692  2,932,041

Common shares issuable under
 Stock options which are
 potentially dilutive                89,605     48,205     78,832     43,658
Common shares used for diluted
 earnings per share               3,037,332  2,979,071  3,018,524  2,975,699


Income from continuing operations 1,545,000  1,246,000  3,201,000  2,477,000
Discontinued operations                   -  5,727,000          -  5,814,000

Net income                        1,545,000  6,973,000  3,201,000  8,291,000

Earnings per common share basic

Income from continuing operations   $ .52        .43       1.09        .84
Discontinued operations             $   -       1.95          -       1.99

Net income                          $ .52       2.38       1.09       2.83

Earnings per common share diluted

Income from continuing operations   $ .51        .42       1.06        .83
Discontinued operations             $   -       1.92          -       1.96

Net income                          $ .51       2.34      $1.06       2.79

For the six months ended March 31, 2004, 7,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

                              Three Months ended       Six Months ended
                                  March 31,                March 31,
                               2005       2004          2005       2004

Net income, as reported     $ 1,545      6,973        3,201     8,291

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects             192        123          471       349
Pro forma net income        $ 1,353      6,850        2,730     7,942

Earnings per common share:
   Basic, as reported       $    .52       2.38          1.09      2.83

   Basic, pro forma         $    .46       2.34           .93      2.71

   Diluted, as reported     $    .51       2.34          1.06      2.79

   Diluted, pro forma       $    .45       2.30           .90      2.67

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

	The Company maintains a Profit Sharing and Deferred Earnings Plan (the "Plan") for its employees. Participants in the Plan may direct their account balances to be invested in a number of different investment options, including common stock of the Company that is purchased by the Plan in the open market. The acquisition by the Plan's trustee for the benefit and at the direction of Plan participants of shares of Company common stock have not been registered, and the Company intends to file a Form
S-8 to register the shares of its common stock acquired or to be acquired by Plan participants.

	The Company is subject to claims for rescission of acquisitions of shares of the Company's common stock occurring during the one year period following the date of acquisition of the shares (the statute of limitations period that applies to claims for rescission), due to the failure to register the shares in accordance with applicable securities law. Approximately 1,918 shares of the Company's common stock were transferred to Plan participants during the Plan year ended December 31, 2004 and, if rescinded, would have an aggregate repurchase price of approximately $68,000, plus interest. The Company may also face penalties in connection with these matters and could be subject to claims for rescission for acquisitions prior to the one-year statute of limitation.

	The Company does not believe that any potential rescission liability would be material to its balance sheet or shareholders' equity.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview - The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, driver availability and cost, regulations regarding driver qualifications and hours of service, construction activity, FRI's sales from the Company's mining properties, interest rates and demand for commercial warehouse space in the Baltimore/Washington area. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, and construction costs of new projects.

During the first half of fiscal 2005, the transportation segment's ten largest customers accounted for approximately 43% of the transportation segment's revenue. One of those customers accounted for 10.6% of transportation segment's revenues. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Comparative Results of Operations for the Three Months Ended
March 31, 2005 and 2004

Consolidated Results. - Income from continuing operations for the second quarter of fiscal 2005 was $1,545,000, an increase of $299,000 or 24% compared to $1,246,000 for the same period last year. The second quarter of 2004 included $5,727,000 in income from discontinued operations resulting in net income of $6,973,000 compared to net income of $1,545,000 for the second quarter of 2005. Fully diluted earnings per share for the second quarter of fiscal 2005 was $0.51 compared to $2.34 in the second quarter of fiscal 2004.

Transportation
                                   Three Months Ended March 31
(dollars in thousands)             ___2005     %      2004     %_

Transportation revenue             $ 25,221   92%    23,288   96%
Fuel surcharges                       2,275    8%       993    4%

Revenues                             27,496  100%    24,281  100%

Compensation and benefits            10,920   40%    10,080   41%
Fuel expenses                         5,025   18%     3,586   15%
Insurance and losses                  3,284   12%     2,833   12%
Depreciation expense                  2,007    7%     2,000    8%
Other, net                            3,053   11%     2,886   12%

Cost of operations                   24,289   88%    21,385   88%

Gross profit                       $  3,207   12%     2,896   12%


Revenues Second Quarter 2005 vs Second Quarter 2004 - Transportation segment revenues were $27,496,000 in the second quarter of 2005, an increase of $3,215,000 over the same quarter last year. Fuel surcharges accounted for $1,282,000 of the increase, resulting from higher diesel fuel costs during the quarter compared to the same quarter last year. Excluding fuel surcharges, revenue per mile increased 5.2%, reflecting better pricing for our services. Revenue miles in the current quarter were up 2.9% compared to the second quarter of 2004.

Expenses Second Quarter 2005 vs Second Quarter 2004 - The Transportation segment cost of operations in the second quarter of 2005 increased $2,904,000 to $24,289,000, as compared to
$21,385,000 in the same quarter last year. The primary factors for the increase are higher diesel fuel costs and an increase in risk and health insurance costs. Our average diesel fuel cost per gallon increased 30.3% in the second quarter of 2005 compared to the same quarter last year.


Real Estate
                                   Three Months Ended March 31
(dollars in thousands)             ___2005     %      2004     %_

Royalties and rent                 $  1,457   32%     1,369   33%
Developed property rentals            3,061   68%     2,736   67%

Total Revenue                         4,518  100%     4,105  100%


Mining and land rent expenses           274    7%       513   13%
Developed property management         1,782   39%     1,479   36%

Cost of Operations                    2,056   46%     1,992   49%

Gross profit                       $  2,462   54%     2,113   51%


Revenues Second Quarter 2005 vs Second Quarter 2004 - Real Estate segment revenues for the second quarter of fiscal 2005 were $4,518,000, an increase of $413,000 or 10.1% over the same quarter last year. Lease revenue from developed properties increased $325,000 or 11.9%, due to an increase in occupied square feet resulting from the purchase of two completed buildings in March 2004 and the purchase of one building in early November 2004. These purchases added 491,000 square feet, of which 339,000 was leased during the second quarter of fiscal 2005. Royalties from mining operations increased as a result of increased royalties per ton.

Expenses Second Quarter 2005 vs Second Quarter 2004 - Real estate segment expenses increased slightly to $2,056,000 during the second quarter of fiscal 2005, compared to $1,992,000 for the same quarter last year. Expenses related to development activities increased as a result of the new building additions.

Consolidated Gross Profit - Consolidated gross profit was
$5,669,000 in the second quarter of fiscal 2005 compared to $5,009,000 in the same period last year, an increase of 13.2%.

Consolidated selling, general and administrative expense - Selling, general and administrative expenses were consistent quarter to quarter. SG&A expense was 7.3% of revenue for the second quarter of fiscal 2005 compared to 7.6% for the same period last year.

Income from continuing operations - Income from continuing operations was $1,545,000 or $0.51 per diluted share in the second quarter of fiscal 2005, an increase of $299,000 or 24.0% compared to $1,246,000 or $0.42 per diluted share in the same period last year.

Discontinued Operations - During fiscal 2004 the Company had three sales of real estate that have been accounted for as discontinued operations, in accordance with SFAS 144. The income from the operations of these components have been reflected in the consolidated income statement as income from discontinued operations, net of income taxes.

The results of operations of these properties, consisting of royalty and rental income, operating expenses and depreciation, have been reclassified to discontinued operations. Income from the disposed properties, net of income taxes of $44,000 was $72,000 for the three months ending March 31, 2004.

One of these properties was sold during the quarter ended March 31, 2004 and the gain from sale of $5,655,000 after income taxes of $3,465,000 has been recorded as discontinued operations.

Net income - Primarily as a result of the property sale in the second quarter of 2004, net income decreased to $1,545,000 in the second quarter of fiscal 2005 from $6,973,000 in the same period last year. Diluted earnings per share decreased to $0.51 in the second quarter of fiscal 2005 from $2.34 in the same period last year.



Comparative Results of Operations for the Six Months Ended March
31, 2005 and 2004

Consolidated Results. - Income from continuing operations for the first six months of fiscal 2005 was $3,201,000, compared to $2,477,000 for the same period last year. The first six months of 2004 included $5,814,000 in income from discontinued operations resulting in net income of $8,291,000 compared to net income of $3,201,000 for the first six months of fiscal 2005. Fully diluted earnings per share for the first six months of fiscal 2005 was $1.06 compared to $2.79 for the same period last year.

Transportation

                                   Six Months Ended March 31
(dollars in thousands)             ___2005     %      2004     %

Transportation revenue             $ 49,896   92%    46,309   96%
Fuel surcharges                       4,635    8%     1,743    4%

Revenues                             54,531  100%    48,052  100%


Compensation and benefits            21,606   40%    19,995   42%
Fuel expenses                         9,924   18%     6,795   14%
Insurance and losses                  6,517   12%     5,584   12%
Depreciation expense                  3,988    7%     4,025    9%
Other, net                            5,857   11%     5,597   12%

Cost of operations                   47,892   88%    41,996   87%

Gross profit                       $  6,639   12%     6,056   13%


Revenues for the Six Months Ended March 31, 2005 and 2004 - The Transportation segment revenues were $54,531,000 in the first six months of 2005, an increase of $6,479,000 over the same period last year. Fuel surcharges accounted for $2,892,000 of the increase. Excluding fuel surcharges, revenue per mile increased 5.2%, reflecting better pricing for our services. Revenue miles for the six months were up 2.5% compared to the first six months of 2004.

Expenses for the Six Months Ended March 31, 2005 and 2004 - The Transportation segment cost of operations in the first six months of 2005 increased $5,896,000 to $47,892,000, as compared to
$41,996,000 in the same period last year. The primary factors for the increase are higher diesel fuel costs and an increase in risk and health insurance costs. Our average diesel fuel cost per gallon increased 35.5% in the first six months of 2005 compared to the same period last year.


Real Estate
                                   Six Months Ended March 31
(dollars in thousands)             ___2005     %      2004     %

Royalties and rent                 $  2,882   33%     2,834   35%
Developed property rentals            5,975   67%     5,184   65%

Total Revenue                         8,857  100%     8,018  100%


Mining and land rent expenses           631    7%     1,005   13%
Developed property management         3,279   37%     2,837   35%

Cost of Operations                    3,910   44%     3,842   48%

Gross profit                       $  4,947   56%     4,176   52%


Revenues for the Six Months Ended March 31, 2005 and 2004 - Real Estate segment revenues for the first six months of fiscal 2005 were $8,857,000, an increase of $839,000 or 10.5% over the same period last year. Lease revenue from developed properties increased $791,000 or 15.3%, due to a 25.3% increase in occupied square feet resulting from the purchase of two completed buildings in March 2004 and the purchase of one building in early November 2004. These purchases added 491,000 square feet, of which 339,000 was leased during the first six months of fiscal 2005. Royalties from mining operations increased as a result of increased royalties per ton.

Expenses for the Six Months Ended March 31, 2005 and 2004 - Real estate segment expenses increased slightly to $3,910,000 during the first six months of fiscal 2005, compared to $3,842,000 for the same period last year. Expenses related to development activities increased as a result of the new building additions.

Consolidated Gross Profit - Consolidated gross profit was
$11,586,000 in the first six months of fiscal 2005 compared to $10,232,000 in the same period last year, an increase of 13.2%.

Consolidated selling, general and administrative expense - Selling, general and administrative expenses were consistent year over year. SG&A expense was 7.5% of revenue for the first six months of fiscal 2005 compared to 7.8% for the same period last year.

Income from continuing operations - Income from continuing operations was $3,201,000 or $1.06 per diluted share in the first six months of fiscal 2005, an increase of $724,000 or 29.2% compared to $2,477,000 or $0.83 per diluted share in the same period last year.

Discontinued Operations - During fiscal 2004 the Company had three sales of real estate that have been accounted for as discontinued operations, in accordance with SFAS 144. The income from the operations of these components have been reflected in the consolidated income statement as income from discontinued operations, net of income taxes.

The results of operations of these properties, consisting of royalty and rental income, operating expenses and depreciation, have been reclassified to discontinued operations. Income from the disposed properties, net of income taxes of $97,000 was $159,000 for the six months ending March 31, 2004.

One of these properties was sold during the quarter ending March
31, 2004, resulting in a gain of $5,655,000 after income taxes of $3,465,000 and is included in discontinued operations.

Net income - As a result of the foregoing, net income decreased to $3,201,000 in the first six months of fiscal 2005 from $8,291,000 in the same period last year. Diluted earnings per share decreased to $1.06 in the first six months of fiscal 2005 from $2.79 in the same period last year.

Liquidity and Capital Resources

For the first six months of Fiscal 2005, the Company used cash provided by operations, cash released from escrow and borrowings under its construction loan to finance its operating activities and the purchase of $21,203,000 in property and equipment. At September 30, 2004, the Company had $16,553,000 of cash from the sales of real estate during fiscal 2004, which were placed in escrow in anticipation of using the funds in an Internal Revenue Code Section 1031 tax-deferred exchange. A portion of the funds were used to purchase land and buildings for $7,200,000 in a tax deferred exchange and the remaining funds were released from escrow.

The Company has a $37,000,000 revolving line of credit (Revolver) under which $34,018,000 was available at March 31, 2005. During the first quarter of fiscal 2005, the Company renewed the Revolver with substantially the same terms and conditions, except that the termination date was extended to December 31, 2009.

The Company had $11,932,000 of irrevocable letters of credit outstanding at March 31, 2005. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date.
Substantially all of these were issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of March 31, 2005, $3,490,000 was authorized to repurchase the Company's common stock.

The Company does not currently pay any dividends on common stock.

In December 2003, the Company committed to develop a 145,000 square foot build-to-suit warehouse/office building pursuant to a 15 year triple net lease. This project is expected to cost approximately $14,900,000 and is being financed through a construction loan and the Company's existing Revolver. The terms of the construction financing are for borrowings not to exceed $11,800,000 for a period not to exceed 18 months converting to a 15 year non-recourse mortgage at project completion. The interest rate is 6.17% for both the construction and mortgage loans. Borrowings under the construction loan totaled $6,490,0000 at March 31, 2005. The building is scheduled for completion by July 2005.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both our real estate and transportation segments.

Recent Accounting Pronouncements. In December 2004, the FASB issued a revised Statement No. 123 "Share-Based Payment." (SFAS 123R) This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, and affects the Company's accounting for its stock option plans. The standard is effective for the Company at the beginning of its next fiscal year (October 1, 2005). The Company intends to use the modified prospective application, and therefore at the effective date compensation costs shall be included in the determination of net income for all new, modified, repurchased, or cancelled awards and all prior awards whose requisite service conditions have not been met. Compensation costs to be expensed upon adoption are the grant-date fair value of the stock option awards. While we cannot determine the impact on future net earnings as a result of the adoption of SFAS 123R, the estimated compensation expense related to prior periods is presented in Note
8. The compensation expense for future periods will be dependent on the number of options granted, the market price of the common stock at the date of grant, the vesting period and other factors.

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI. The cost of these administrative functions was $23,000 and $99,000 for the quarters ending March 31, 2005 and 2004, respectively.

The Company leases certain mining properties to FRI under long-term leases. The Company and FRI believe that certain of these properties, upon completion of mining and subsequent reclamation, present valuable opportunities for residential or commercial development. Accordingly, the Company and FRI have decided to investigate jointly the ultimate market potential for these properties. The Company expects that the preliminary investigation will not be completed for several months.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 to the Consolidated Financial Statements included in this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 26, 2005, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown.

                         Term       Votes       Votes        Broker/
                         Ending     For         Withheld     Non-Votes
Edward L. Baker           2009      2,816,884    16,420          -
Charles E. Commander III  2009      2,816,886    16,418          -
H. W. Shad III            2008      2,816,884    16 420          -

The directors whose terms of office as a director have continued after the meeting are John D. Baker II, Thompson S. Baker II,
Luke E. Fichthorn III, James H. Winston, Robert H. Paul III, and
Martin E. Stein, Jr.

Item 6.  Exhibits

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 20.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2005               PATRIOT TRANSPORTATION HOLDING, INC.


                           John E. Anderson
                           John E. Anderson
                           President and Chief Executive
                            Officer


                           Ray M. Van Landingham
                           Ray M. Van Landingham
                           Vice President Finance &
                            Administration and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer






PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005
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

(3)(b)(2)		Amendment to the Bylaws of Patriot Transportation
Holding, Inc. adopted August 3, 1994, incorporated
by reference to the corresponding exhibit filed
with Form 10-K for the fiscal year ended September
30, 1994.    File No. 33-26115.

(3)(b)(3)		Amendments to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the
Secretary of State of State of Florida on February
7, 1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15,
1994. File No. 33-26115.

(3)(b)(4)		Amendment to the Restated Bylaws of Patriot
Transportation Holding, Inc. adopted May 5, 2004, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2004. File
No. 33-26115.


(4)(e)		The Company and its consolidated subsidiaries have
other long-term debt agreements, none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(4)(f)		Rights Agreement, dated as May 5, 1999 between the
Company and First Union National Bank, incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No. 33-26115.

(10)(a)		Various lease backs and mining royalty agreements
with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated
September 1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit
(10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986, from
Florida Rock Industries, Inc. to Florida Rock &
Tank Lines, Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(c)		Mining Lease Agreement, dated September 1, 1986,
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
33-26115.

(10)(e)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994. File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(h)		Agreement of Purchase and Sale dated October 21,
2003 between FRP Bird River, LLC and The Ryland
Group, Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended
September 30, 2003. File No. 33-26115.

(10)(i)		Articles III, VII and XII of the Articles of
Incorporation of Patriot Transportation Holding,
Inc., incorporated by reference to an exhibit filed
with Form S-4 dated December 13, 1988.   And
amended Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and
XIV, incorporated by reference to an appendix filed with the Company's Proxy Statement dated December
15, 1994. File No. 33-26115.

(10)(j)		Specimen stock certificate of Patriot
Transportation Holding, Inc., incorporated by
reference to an exhibit filed with Form S-4 dated
December 13, 1988.   File No. 33-26115.

(10)(k)		Amended and Restated Revolving Credit Agreement
dated November 10, 2004 among Patriot
Transportation Holding, Inc. as Borrower, the
Lenders from time to time party hereto and Wachovia
Bank, National Association as Administrative Agent, incorporated by reference to the Company's Form 8-K dated November 16, 2004. File No. 33-26115.

(10)(l)		Letter of Credit Facility between Patriot
Transportation Holding, Inc. and SunTrust Bank,
N.A. dated February 16, 2005, incorporated by reference to the Company's Form 8-K dated February
16, 2005. File No. 33-26115.

(10)(m)		Summary of compensation arrangements with non-
employee directors.

(10)(n)		Summary of compensation arrangements with Named
Executive Officers.

(14)   		Financial Code of Ethical Conduct applicable to
Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(31)(a)		Certification of John E. Anderson.

(31)(b)		Certification of Ray M. Van Landingham.

(31)(c)		Certification of John D. Klopfenstein.

(32)   		Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





23