Form 10-Q
period 2005-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2005-08-09
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2005



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 25, 2005: 2,962,175 shares of $.10 par value common stock.


PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2005


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         1
   Consolidated Statements of Income                                   2
   Consolidated Statements of Cash Flows                               3
   Condensed Notes to Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  18

Item 4.  Controls and Procedures                                      18


Part II.  Other Information

Item 6.  Exhibits                                                     19

Signatures                                                            20

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               25

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              28


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                  (In thousands except shares and per share amounts)
                                      (Unaudited)
                                                 June 30,         September 30,
                                                   2005                 2004
ASSETS
Current assets:
 Cash and cash equivalents                      $  2,057                  199
 Cash held in escrow                                   -               16,553
 Accounts receivable (including related
  party of $311 and $344)                          8,605                9,761
 Less allowance for doubtful accounts               (436)                (638)
 Inventory                                           716                  642
 Prepaid tires on equipment                        2,126                1,930
 Prepaid insurance                                 1,149                  504
 Prepaid expenses, other                             359                1,115
  Total current assets                            14,576               30,066

Property, plant and equipment, at cost           244,786              224,230
Less accumulated depreciation and
 depletion                                       (79,910)             (75,219)
  Net property, plant and equipment              164,876              149,011

Goodwill                                           1,087                1,087
Other assets                                       5,705                5,230

Total assets                                    $186,244              185,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  3,457                3,072
 Federal and state income taxes payable            1,240                6,799
 Accrued payroll                                   3,269                2,757
 Accrued insurance reserves                        3,013                2,188
 Accrued liabilities, other                          375                  567
 Short-term notes payable                              -                5,914
 Long-term debt due within one year                1,903                1,802
  Total current liabilities                       13,257               23,099

Long-term debt                                    48,197               41,185
Deferred income taxes                             12,924               15,767
Accrued insurance reserves                         5,689                5,689
Other liabilities                                  1,686                1,567
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued             -                    -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,962,175 and 2,929,075 shares issued
  and outstanding, respectively                      296                  293
 Capital in excess of par value                   26,872               25,784
 Retained earnings                                77,323               72,010

  Total shareholders' equity                     104,491               98,087

Total liabilities and shareholders' equity      $186,244              185,394
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                     THREE MONTHS              NINE MONTHS
                                    ENDED JUNE 30,            ENDED  JUNE 30,
                                   2005       2004            2005       2004
Revenues:
  Transportation                 $ 28,638     25,585          83,169    73,637
  Real Estate                       4,423      4,085          13,280    12,103
Total revenues (includes related
  Party revenue of $1,784, $1,680
  $4,981 and $4,503, respectively) 33,061     29,670          96,449    85,740

Cost of operations:
  Transportation                   24,396     22,031          72,288    64,027
  Real Estate                       1,858      1,650           5,769     5,492

Gross profit                        6,807      5,989          18,392    16,221

Selling, general and
 administrative expense             2,561      2,276           7,289     6,650

Operating profit                    4,246      3,713          11,103     9,571
Other income                            2        284              17       378
Interest expense                     (785)      (915)         (2,410)   (2,869)

Income from continuing
 operations before income taxes     3,463      3,082           8,710     7,080
Provision for income taxes         (1,351)    (1,169)         (3,397)   (2,690)

Income from continuing
 operations                         2,112      1,913           5,313     4,390
Discontinued operations
 net of tax                             -      9,041               -    14,855

Net income                        $ 2,112     10,954           5,313    19,245

Basic earnings per common share:
Income from continuing
 operations                        $  .71        .65            1.80      1.50
Discontinued operations            $    -       3.09               -      5.07

Net income                         $  .71       3.74            1.80      6.57

Diluted earnings per common share:
Income from continuing operations  $  .69        .64            1.76      1.47
Discontinued operations            $    -       3.04               -      4.99

Net income                         $  .69       3.68            1.76      6.46

Number of shares used in computing:
  Basic earnings per common share   2,958      2,929           2,946     2,931

  Diluted earnings per common share 3,040      2,979           3,026     2,977

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (In thousands)
                                    (Unaudited)
                                                              2005      2004

Cash flows from operating activities:
 Net income                                                $ 5,313    19,245
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  9,331     9,173
   Deferred income taxes                                    (2,921)    4,342
   Gain on disposition of property, plant and equipment       (584)  (23,789)
   Tax benefit from stock option exercise                      283       288
   Net changes in operating assets and liabilities:
    Accounts receivable                                        954      (765)
    Prepaid expenses and other current assets                 (159)      730
    Other assets                                              (806)     (767)
    Accounts payable and accrued liabilities                 1,608      (828)
    Federal and state income taxes payable                  (5,559)    6,106
    Accrued insurance reserves and other long-term
     liabilities                                               119       (64)
Net cash provided by operating activities                    7,579    13,671

Cash flows from investing activities:
 Purchase of property and equipment                        (25,436)  (16,870)
 Cash released from (placed in) escrow                      16,553   (16,164)
 Proceeds from sale of property and equipment                1,155    30,196
Net cash used in investing activities                       (7,728)   (2,838)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    5,745     8,500
 Net decrease in revolving debt                             (3,201)  (17,512)
 Repayment of long-term debt                                (1,345)   (1,443)
 Repurchase of Company Stock                                     -    (2,509)
 Exercise of employee stock options                            808     1,494

Net cash provided by (used in) financing activities          2,007   (11,470)

Net increase (decrease) in cash and cash equivalents         1,858      (637)
Cash and cash equivalents at beginning of period               199       757
Cash and cash equivalents at end of the period             $ 2,057       120



See accompanying notes.




      PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2005
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2004. Certain reclassifications have been made to the Fiscal 2004 financial statements to conform to the presentation adopted in Fiscal 2005.


(2) Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement No. 123 "Share-Based Payment" (SFAS 123R). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, and affects the Company's accounting for its stock option plans. The standard is effective for the Company at the beginning of its next fiscal year (October 1, 2005). The Company intends to use the modified prospective application, and therefore at the effective date compensation costs shall be included in the determination of net income for all new, modified, repurchased, or cancelled awards and all prior awards whose requisite service conditions have not been met. Compensation costs to be expensed upon adoption are the grant-date fair value of the stock option awards. While we cannot determine the impact on future net earnings as a result of the adoption of SFAS 123R, the estimated compensation expense related to prior periods is presented in Note 8. The compensation expense for future periods will be dependent on the number of options granted, the market price of the common stock at the date of grant, the vesting period and other factors.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" (SFAS 153). This statement amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), which clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. The impact of this new pronouncement is not expected to be material to the Company's financial statements.


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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                            Three Months ended        Nine Months ended
                                 June 30,                 June 30,__
                            2005          2004         2005        2004
Revenues:
   Transportation        $ 28,638        25,585       83,169    73,637
   Real estate              4,423         4,085       13,280    12,103
                         $ 33,061        29,670       96,449    85,740

Operating profit
   Transportation        $  2,059         1,641        4,872     4,108
   Real estate              2,565         2,435        7,511     6,609
   Corporate expenses        (378)         (363)      (1,280)   (1,146)
                         $  4,246         3,713       11,103     9,571

Identifiable assets                           June 30,  September 30,
                                                2005         2004

   Transportation                            $ 44,420       42,479
   Real estate                                138,496      125,030
   Cash items                                   2,057       16,752
   Unallocated corporate assets                 1,271        1,133
                                             $186,244      185,394


(4)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                              June 30,    September 30,
                                               2005           2004
     Revolving Credit,
       Uncollateralized, variable
       rate                                    $      -        3,201
     Construction loan 6.17%                      8,458        2,713
     5.7% to 9.5% mortgage notes
       payable in installments
       through 2020                              41,642       42,987
                                                 50,100       48,901
     Less portion due in one year                 1,903        7,716
                                                $48,197       41,185

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks, which was to terminate on December 31, 2004. On November 10, 2004, the Company and the four banks entered into an Amended and Restated Revolving Credit Agreement with essentially the same terms and conditions except that the termination date was extended to December 31, 2009. The Revolver bears interest at an initial rate of 1% over the selected LIBOR, which would have resulted in a rate of 3.86% at June 30, 2005. The margin rate may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital. An initial commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends.

(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI. The cost of these administrative functions was $21,000 and $91,000 for the quarters ending June 30, 2005 and 2004, respectively.

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

On May 7, 2004, a subsidiary of the Company sold 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to FRI for $15,000,000 in cash resulting in a gain of $8,009,000 after income taxes of $4,909,000. The sales price was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel.

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

See Note (6) Discontinued operations for further information.

(6) Discontinued operations. During fiscal year 2004, the Company sold three tracts of land that were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). A summary of discontinued operations is as follows(in thousands):

                              Three Months ended     Nine Months ended
                                  June 30,               June 30,__
                              2005        2004         2005      2004

Royalties and rents        $      -          54            -       498
Operating expenses                -           2            -       190
Income before income taxes        -          52            -       308
Income taxes                      -         (20)           -      (117)
Income from discontinued
 operations                $      -          32            -       191

Gain from sale of
 Discontinued operations          -      14,532            -    23,652
Income taxes                      -      (5,523)           -    (8,988)
Net gain from sale of
 Discontinued operations          -       9,009            -    14,664
Discontinued operations
 Net of tax                       -       9,041            -    14,855



(7) Earnings per share. The following details the denominators of the basic and diluted earnings per common share computations.

                                   	THREE MONTHS          NINE MONTHS
                                    ENDED JUNE 30,       ENDED JUNE 30,
                                     2005	    2004       2005        2004
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share         2,958,124  2,929,107  2,945,836  2,931,067

Common shares issuable under
 Stock options which are
 potentially dilutive                82,095     49,947     79,961     46,136
Common shares used for diluted
 earnings per share               3,040,219  2,979,054  3,025,797  2,977,203


Income from continuing operations 2,112,000  1,913,000  5,313,000  4,390,000
Discontinued operations                  -   9,041,000          - 14,855,000

Net income                        2,112,000 10,954,000  5,313,000 19,245,000

Basic earnings per common share

Income from continuing operations   $ .71        .65       1.80       1.50
Discontinued operations             $   -       3.09          -       5.07

Net income                          $ .71       3.74       1.80       6.57

Diluted earnings per common share

Income from continuing operations   $ .69        .64       1.76       1.47
Discontinued operations             $   -       3.04          -       4.99

Net income                          $ .69       3.68      $1.76       6.46


For the nine months ended June 30, 2004 and 2005, all outstanding stock options were included in the calculation of diluted earnings per common share because the exercise prices of the stock options were lower than the average price of the common shares, and therefore were dilutive.

(8) Stock-Based Compensation Plan. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands except per share amounts).

                              Three Months ended       Nine Months ended
                                  June 30,                June 30,
                               2005       2004          2005       2004

Net income, as reported     $ 2,112     10,954        5,313    19,245

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects             176        138          647       487
Pro forma net income        $ 1,936     10,816        4,666    18,758

Earnings per common share:
   Basic, as reported       $    .71       3.74          1.80      6.57

   Basic, pro forma         $    .65       3.69          1.58      6.40

   Diluted, as reported     $    .69       3.68          1.76      6.46

   Diluted, pro forma       $    .64       3.63          1.54      6.30


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview - The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, driver availability and cost, regulations regarding driver qualifications and hours of service, construction activity, FRI's sales from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, and demand for commercial warehouse space in the Baltimore/Washington area. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects.

During the first nine months of fiscal 2005, the transportation segment's ten largest customers accounted for approximately 44% of the transportation segment's revenue. One of those customers accounted for 11% of transportation segment's revenues. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Comparative Results of Operations for the Three Months Ended June
30, 2005 and 2004

Consolidated Results. - Income from continuing operations for the third quarter of fiscal 2005 was $2,112,000, an increase of $199,000 or 10.4% compared to $1,913,000 for the same period last year. The third quarter of 2004 included $9,041,000 in income from discontinued operations resulting in net income of $10,954,000 compared to net income of $2,112,000 for the third quarter of 2005. Diluted earnings common per share for the third quarter of fiscal 2005 was $0.69 compared to $3.68 in the third quarter of fiscal 2004.

Transportation
                                   Three Months Ended June 30
(dollars in thousands)             ___2005     %      2004     %_

Transportation revenue             $ 25,823   90%    24,258   95%
Fuel surcharges                       2,815   10%     1,327    5%

Revenues                             28,638  100%    25,585  100%

Compensation and benefits            11,187   39%    10,406   41%
Fuel expenses                         5,534   19%     3,805   15%
Insurance and losses                  2,633    9%     2,914   11%
Depreciation expense                  1,979    7%     1,934    7%
Other, net                            3,063   11%     2,972   12%

Cost of operations                   24,396   85%    22,031   86%

Gross profit                       $  4,242   15%     3,554   14%

Transportation segment revenues were $28,638,000 in the third quarter of 2005, an increase of $3,053,000 over the same quarter last year. Fuel surcharges accounted for $1,488,000 of the increase, resulting from higher diesel fuel costs during the quarter compared to the same quarter last year. Excluding fuel surcharges, revenue per mile increased 4.5%, reflecting better pricing for our services. Revenue miles in the current quarter were up 1.9% compared to the third quarter of 2004 and were constrained by low driver availability.

The Transportation segment cost of operations in the third quarter of 2005 increased $2,365,000 to $24,396,000, as compared to
$22,031,000 in the same quarter last year. The primary factor for the increase was higher diesel fuel costs. Average diesel fuel cost per gallon increased 36% in the third quarter of 2005 compared to the same quarter last year. Compensation and benefits was higher as a result of increased revenue miles and higher driver pay.


Real Estate
                                   Three Months Ended June 30
(dollars in thousands)             ___2005     %      2004     %_

Royalties and rent                 $  1,687   38%     1,519   37%
Developed property rentals            2,736   62%     2,566   63%

Total Revenue                         4,423  100%     4,085  100%


Mining and land rent expenses           393    9%       462   11%
Developed property expenses           1,465   33%     1,188   29%

Cost of Operations                    1,858   42%     1,650   40%

Gross profit                       $  2,565   58%     2,435   60%


Real Estate segment revenues for the third quarter of fiscal 2005 were $4,423,000, an increase of $338,000 or 8.3% over the same quarter last year. Lease revenue from developed properties increased $170,000 or 6.6%, due to an increase in occupied square feet resulting from the completion of a pre-leased 74,600 square foot building in January 2005 and the purchase of a fully leased 188,000 square foot building in October 2004. Royalties from mining operations increased as a result of increased royalties per ton.

Real estate segment expenses increased slightly to $1,858,000 during the third quarter of fiscal 2005, compared to $1,650,000 for the same quarter last year. Expenses related to development activities increased as a result of the new building additions.

Consolidated Gross Profit - Consolidated gross profit was
$6,807,000 in the third quarter of fiscal 2005 compared to $5,989,000 in the same period last year, an increase of 13.7%.

Consolidated selling, general and administrative expense - Selling, general and administrative expenses were consistent quarter to quarter. SG&A expense was 7.7% of revenue for the third quarter of fiscal 2005 compared to 7.7% for the same period last year.

Income from continuing operations - Income from continuing operations was $2,112,000 or $0.69 per diluted share in the third quarter of fiscal 2005, an increase of $199,000 or 10.4% compared to $1,913,000 or $0.64 per diluted share in the same period last year.

Discontinued Operations - During fiscal 2004 the Company had three sales of real estate that have been accounted for as discontinued operations, in accordance with SFAS 144. The income from the operations of these components have been reflected in the consolidated income statement as income from discontinued operations, net of income taxes.

The results of operations of these properties, consisting of royalty and rental income, operating expenses and depreciation, have been reclassified to discontinued operations. Income from the disposed properties, net of income taxes of $20,000 was $32,000 for the three months ending June 30, 2004.

Two of these properties were sold during the quarter ended June 30, 2004 and the gains from the sales of $9,009,000 after income taxes of $5,523,000 have been recorded as discontinued operations.

Net income - As a result of the property sales in the third quarter of 2004, net income decreased to $2,112,000 in the third quarter of fiscal 2005 from $10,954,000 in the same period last year. Diluted earnings per common share decreased to $0.69 in the third quarter of fiscal 2005 from $3.68 in the same period last year.



Comparative Results of Operations for the Nine Months Ended June
30, 2005 and 2004

Consolidated Results. - Income from continuing operations for the first nine months of fiscal 2005 was $5,313,000, an increase of $923,000 or 21% compared to $4,390,000 for the same period last year. The first nine months of 2004 included $14,855,000 in income from discontinued operations resulting in net income of $19,245,000 compared to net income of $5,313,000 for the first nine months of fiscal 2005. Diluted earnings per common share for the first nine months of fiscal 2005 was $1.76 compared to $6.46 for the same period last year.

Transportation

                                   Nine Months Ended June 30
(dollars in thousands)             ___2005     %      2004     %

Transportation revenue             $ 75,719   91%    70,567   96%
Fuel surcharges                       7,450    9%     3,070    4%

Revenues                             83,169  100%    73,637  100%


Compensation and benefits            32,793   39%    30,401   41%
Fuel expenses                        15,458   19%    10,600   14%
Insurance and losses                  9,150   11%     8,499   12%
Depreciation expense                  5,967    7%     5,959    8%
Other, net                            8,920   11%     8,569   12%

Cost of operations                   72,288   87%    64,027   87%

Gross profit                       $ 10,881   13%     9,610   13%


The Transportation segment revenues were $83,169,000 in the first nine months of 2005, an increase of $9,532,000 over the same period last year. Fuel surcharges accounted for $4,380,000 of the increase. Excluding fuel surcharges, revenue per mile increased 4.9%, reflecting better pricing for our services. Revenue miles for the nine months were up 2.3% compared to the first nine months of 2004 and were constrained by low driver availability.

The Transportation segment cost of operations in the first nine months of 2005 increased $8,261,000 to $72,288,000, as compared to $64,027,000 in the same period last year. The primary factors for the increase are higher diesel fuel costs and an increase in risk and health insurance costs. Average diesel fuel cost per gallon increased 35.7% in the first nine months of 2005 compared to the same period last year. Compensation and benefits was higher as a result of increased revenue miles and higher driver pay.

Real Estate
                                   Nine Months Ended June 30
(dollars in thousands)             ___2005     %      2004     %

Royalties and rent                 $  4,570   34%     4,353   36%
Developed property rentals            8,710   66%     7,750   64%

Total Revenue                        13,280  100%    12,103  100%


Mining and land rent expenses         1,025    8%     1,466   12%
Developed property expenses           4,744   36%     4,026   33%

Cost of Operations                    5,769   44%     5,492   45%

Gross profit                       $  7,511   56%     6,611   55%


Real Estate segment revenues for the first nine months of fiscal 2005 were $13,280,000, an increase of $1,177,000 or 9.7% over the same period last year. Lease revenue from developed properties increased $960,000 or 12.4%, due to an 11.2% increase in occupied square feet resulting from the completion of a pre-leased 74,600 square foot building in January 2005 and the purchase of a fully leased 188,000 square foot building in October 2004. Royalties from mining operations increased as a result of increased royalties per ton.

Real estate segment expenses increased slightly to $5,769,000 during the first nine months of fiscal 2005, compared to $5,492,000 for the same period last year. Expenses related to development activities increased as a result of the new building additions.

Consolidated Gross Profit - Consolidated gross profit was
$18,392,000 in the first nine months of fiscal 2005 compared to $16,221,000 in the same period last year, an increase of 13.4%.

Consolidated selling, general and administrative expense - Selling, general and administrative expenses were consistent year over year. SG&A expense was 7.6% of revenue for the first nine months of fiscal 2005 compared to 7.8% for the same period last year.

Income from continuing operations - Income from continuing operations was $5,313,000 or $1.76 per diluted share in the first nine months of fiscal 2005, an increase of $923,000 or 21% compared to $4,390,000 or $1.47 per diluted share in the same period last year.

Discontinued Operations - During fiscal 2004 the Company had three sales of real estate that have been accounted for as discontinued operations, in accordance with SFAS 144. The income from the operations of these components has been reflected in the consolidated income statement as income from discontinued operations, net of income taxes.

The results of operations of these properties, consisting of royalty and rental income, operating expenses and depreciation, have been reclassified to discontinued operations. Income from the disposed properties, net of income taxes of $117,000 was $191,000 for the nine months ending June 30, 2004.

The sale of these properties resulted in a gain of $14,664,000 after income taxes of $8,988,000 and is included in discontinued operations for the nine months ended June 30, 2004.

Net income - Net income decreased as a result of the property sales during fiscal year 2004 to $5,313,000 in the first nine months of fiscal 2005 from $19,245,000 in the same period last year. Diluted earnings per common share decreased to $1.76 in the first nine months of fiscal 2005 from $6.46 in the same period last year.


Liquidity and Capital Resources

For the first nine months of Fiscal 2005, the Company used cash provided by operations, cash released from escrow and borrowings under its construction loan to finance its operating activities and the purchase of $25,436,000 in property and equipment and to make scheduled payments on long-term debt. At September 30, 2004, the Company had $16,553,000 of cash from the sales of real estate during fiscal 2004, which was placed in escrow in anticipation of using the funds in an Internal Revenue Code Section 1031 tax-deferred exchange. A portion of the funds were used in November 2004 to purchase land and buildings for $7,200,000 in a tax deferred exchange and the remaining funds were released from escrow. The Company also purchased $9,031,000 in transportation equipment and spent $9,205,000 in construction on new buildings.

The Company has a $37,000,000 revolving line of credit (Revolver) under which $37,000,000 was available at June 30, 2005. On November 10, 2004, the Company and the four banks entered into an Amended and Restated Revolving Credit Agreement with essentially the same terms and conditions except that the termination date was extended to December 31, 2009

The Company had $13,932,000 of irrevocable letters of credit outstanding at June 30, 2005. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date.
Substantially all of these were issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of June 30, 2005, $3,490,000 was authorized to repurchase the Company's common stock.

The Company does not currently pay any dividends on common stock.

In December 2003, the Company committed to develop a 145,000 square foot build-to-suit warehouse/office building pursuant to a 15 year triple net lease. This project is expected to cost approximately $14,900,000 and is being financed through a construction loan and the Company's cash flows. The terms of the construction financing are for borrowings not to exceed $11,800,000 for a period not to exceed 18 months converting to a 15 year non-recourse mortgage at project completion. The interest rate is 6.17% for both the construction and mortgage loans. Borrowings under the construction loan totaled $8,458,0000 at June 30, 2005. The building is scheduled for completion by August 2005.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both our real estate and transportation segments.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement No. 123 "Share-Based Payment" (SFAS 123R). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, and affects the Company's accounting for its stock option plans. The standard is effective for the Company at the beginning of its next fiscal year (October 1, 2005). The Company intends to use the modified prospective application, and therefore at the effective date compensation costs shall be included in the determination of net income for all new, modified, repurchased, or cancelled awards and all prior awards whose requisite service conditions have not been met. Compensation costs to be expensed upon adoption are the grant-date fair value of the stock option awards. While we cannot determine the impact on future net earnings as a result of the adoption of SFAS 123R, the estimated compensation expense related to prior periods is presented in Note 8. The compensation expense for future periods will be dependent on the number of options granted, the market price of the common stock at the date of grant, the vesting period and other factors.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" (SFAS 153). This statement amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), which clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. The impact of this new pronouncement is not expected to be material to the Company's financial statements.

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI. The cost of these administrative functions was $21,000 and $91,000 for the quarters ending June 30, 2005 and 2004, respectively.

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

On May 7, 2004, a subsidiary of the Company sold 108 acres of land located in the northwest quadrant of I-395 and I-495 at Edsall Road in Springfield, Virginia to FRI for $15,000,000 in cash resulting in a gain of $8,009,000 after income taxes of $4,909,000. The sales price was approved by a committee of independent directors of the Company after review of a development feasibility study and other materials, consultation with management and advice of independent counsel.

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

See Note (6) Discontinued operations under the Notes to
Consolidated Financial Statements for further information.

Summary and Outlook. The Company's real estate development business continues to benefit from positive inquiry trends from prospective tenants for its warehouse-office product. The Company continues to explore opportunities for development of various properties owned by the Company, including certain properties leased by the Company to FRI. These properties include a 5.8 acre parcel and a 2.1 acre parcel in Washington D.C. that are near the proposed site of the Washington Nationals baseball park and on which the Company has been exploring a mixed use development. Notwithstanding favorable freight-hauling demands for its transportation business, the Company's trucking operations remain challenged to effectively satisfy such demand due to an industry-wide, tight driver availability.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13A-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based upon this evaluation the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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


PART II OTHER INFORMATION


Item 6.  Exhibits

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page 21.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2005             PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005
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

(4)(f)		Rights Agreement, dated as May 5, 1999 between the
Company and First Union National Bank, incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No. 33-26115.

(10)(a)		Various lease backs and mining royalty agreements
with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated
September 1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit
(10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986, from
Florida Rock Industries, Inc. to Florida Rock &
Tank Lines, Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(c)		Mining Lease Agreement, dated September 1, 1986,
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
33-26115.

(10)(e)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994. File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(h)		Agreement of Purchase and Sale dated October 21,
2003 between FRP Bird River, LLC and The Ryland
Group, Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended
September 30, 2003. File No. 33-26115.

(10)(i)		Articles III, VII and XII of the Articles of
Incorporation of Patriot Transportation Holding,
Inc., incorporated by reference to an exhibit filed
with Form S-4 dated December 13, 1988.   And
amended Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and
XIV, incorporated by reference to an appendix filed with the Company's Proxy Statement dated December
15, 1994. File No. 33-26115.

(10)(j)		Specimen stock certificate of Patriot
Transportation Holding, Inc., incorporated by
reference to an exhibit filed with Form S-4 dated
December 13, 1988.   File No. 33-26115.

(10)(k)		Amended and Restated Revolving Credit Agreement
dated November 10, 2004 among Patriot
Transportation Holding, Inc. as Borrower, the
Lenders from time to time party hereto and Wachovia
Bank, National Association as Administrative Agent, incorporated by reference to the Company's Form 8-K dated November 16, 2004. File No. 33-26115.

(10)(l)		Letter of Credit Facility between Patriot
Transportation Holding, Inc. and SunTrust Bank,
N.A. dated February 16, 2005, incorporated by reference to the Company's Form 8-K dated February
16, 2005. File No. 33-26115.

(10)(m)		Summary of compensation arrangements with non-
employee directors, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2005. File No. 33-
26115.

(10)(n)		Summary of compensation arrangements with Named
Executive Officers, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2005. File No. 33-
26115.

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