Form 10-K
period 2005-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2005-12-29
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2005
	OR
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

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes     No  X

Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or 15(d) of the Act. Yes     No  X

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes         No   X

The number of shares of the registrant's stock outstanding as of December 7, 2005 was 2,965,075. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2005, the last day of business of our most recently completed second fiscal quarter, was $62,301,572. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.


Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2005 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2005 are incorporated by reference in Part III.



                             PART I

Item 1. BUSINESS.

Patriot Transportation Holding, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses.

The Company has two business segments: transportation and real estate. Industry segment information is presented in Notes 3 and 12 to the consolidated financial statements included in the accompanying 2005 Annual Report to Shareholders and is incorporated herein by reference.

The Company's transportation business is conducted through two wholly owned subsidiaries, Florida Rock & Tank Lines, Inc. ("Tank Lines"), and SunBelt Transport, Inc. ("SunBelt"). Tank Lines is a Southeastern U.S. based transportation company concentrating in the hauling of primarily petroleum related bulk liquids and dry bulk commodities by tank trailers. SunBelt serves the flatbed portion of the trucking industry primarily in the Southeastern U.S., hauling primarily construction materials.

The Company's real estate activities are conducted through two wholly owned subsidiaries. Florida Rock Properties, Inc. ("Properties") and FRP Development Corp. ("Development"). Properties owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"), a related party. FRI accounted for approximately 30% of the Company's real estate revenues for Fiscal 2005. Properties also owns certain other real estate for investment. Development owns, manages and develops commercial warehouse/office rental properties near Baltimore, Maryland. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

Revenues from royalties and from a portion of the trucking operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.

Transportation. Tank Lines is engaged in hauling primarily petroleum related bulk liquids and dry bulk commodities by tank trailers. SunBelt is engaged primarily in hauling building and construction materials on flatbed trailers.

During Fiscal 2005, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; Montgomery, Alabama; and Charlotte and Wilmington, North Carolina. Tank Lines has from two to six major tank truck competitors in each of its markets.

SunBelt's flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; South Pittsburg, Tennessee; and Mobile, Alabama, and hauls primarily building and construction materials in the Southeastern U.S. There are at least ten major competitors in SunBelt's market area and numerous small competitors in the various states served.

At September 30, 2005, the Company operated and owned a fleet of approximately 604 trucks, and owned a fleet of approximately 917 trailers. The Company was committed at September 30, 2005 to purchase 26 trailers and 77 tractors and plans to continue its routine fleet replacement and modernization program during 2006.

The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 69% and building and construction customers accounted for approximately 31% of transportation segment revenues for the year ended September 30, 2005.

The Company hauls construction aggregates, diesel fuel and cement for FRI. Revenues from services provided to FRI accounted for 1.1% of the transportation segment's revenues.

Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During Fiscal 2005, the transportation segment's ten largest customers accounted for approximately 44.2% of the transportation segment's revenue. One of these customers accounted for 11.4% of the transportation segment's revenue. The loss of any one of these customers could have an adverse effect on the Company's revenues and income.

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

Additional information about the Company's real estate segment is contained under the caption "Real Estate" and in Notes 3 and 12 to the consolidated financial statements included in the accompanying 2005 Annual Report to Shareholders and is incorporated herein by reference.

The Company's real estate strategy of developing high quality, flexible warehouse/office space continues to be successful as average occupancy for the fiscal year for buildings in service for more than 12 months was 88.0%. At September 30, 2005, 86.8% of the total warehouse/office portfolio of approximately 2.3 million square feet was leased.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Real estate revenues in Fiscal 2005 were divided approximately 66% from rentals on developed properties and 34% from mining royalties. FRI accounted for approximately 30% of total real estate revenues. Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

During 2003 and 2004, a subsidiary of the Company sold several parcels of property to FRI, a related party. The properties were located in St. Mary's County, MD, Lake City, FL, Springfield, VA, and Miami, FL and the combined sales price was $31,464,000. See Notes 3 and 4 to the consolidated financial statements for more information.

Restatement of Prior Financial Information. The Company restated its consolidated balance sheet as of September 30, 2004 and its consolidated statement of shareholders' equity for the year then ended. There were no differences related to corrections reported in the consolidated statements of income or cash flows for the year ended September 30, 2004. The Company also restated its consolidated statements of income, shareholders' equity and cash flows for the year ended September 30, 2003. In addition, the Company restated its quarterly results of operations for fiscal 2005. The restatement also affected periods prior to fiscal 2003 and those periods have been restated where presented. The restatement corrects our historical lease accounting practices. See Note 2 to the Consolidated Financial Statements included in the accompanying 2005 Annual Report to Shareholders for more information. We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Environmental Matters. While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Seasonality. The Company's business is subject to limited seasonality due to the cyclical nature of business of our customers, with revenues generally declining slightly during winter months.

Employees. The Company employed 903 people in its transportation group, 18 people in its real estate group and 4 people in its corporate offices at September 30, 2005.

EXECUTIVE OFFICERS OF THE COMPANY

Name                 Age        Office           Position Since
Edward L. Baker      70  Chairman of the Board    May   3, 1989
John E. Anderson     60  President & Chief        Feb. 17, 1989
                          Executive Officer
David H.
 deVilliers, Jr.     54  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

Ray M. VanLandingham 62  Vice President,          Dec.  6, 2000
                          Treasurer, Secretary
                          and Chief Financial
                          Officer
John D. Klopfenstein 42  Controller and Chief	Feb. 16, 2005
                          Accounting Officer
Terry S. Phipps      41  President of SunBelt     April 5, 2004
                          Transport, Inc.
Robert E. Sandlin    44  President of Florida     March 1, 2003
                         Rock & Tank Lines, Inc.

All of the above officers have been employed in their respective positions for the past five years except as follows:
John D. Klopfenstein served as Director, Business Development and Planning of the Company, from June 1, 2003 to February 15, 2005, and as Manager, Corporate Development of the Company, from July 1, 1996 to May 31, 2003; Terry S. Phipps was a Vice President of SunBelt from May 2003 to April 2004, Mr. Phipps was employed with Coastal Transport, Inc. from 1990 to May 2003; and Robert E. Sandlin was a Vice President of Florida Rock & Tank Lines from 1993 until March 2003.



John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are on the Board of Directors of the Company.

All executive officers of the Company are elected by the Board of Directors.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., Delaware and Maryland.

Transportation Segment Properties. The Company has 21 sites for its trucking terminals in Alabama, Florida, Georgia, North
Carolina, and Tennessee. The Company owns 13 of these sites and leases 8.

Real Estate Segment Properties. Principal properties held by
Real Estate segment are discussed below under the captions
Developed Properties, Future Planned Development, Construction
Aggregates Properties, and Other Properties.

At September 30, 2005 certain developed real estate properties having a carrying value of $58,812,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $50,900,000. In addition, certain other properties having a carrying value at September 30, 2005 of $714,000 were encumbered by $1,300,000 of industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company on account of such debt.

Developed Properties. At September 30, 2005, the Company owned
10 parcels of land containing 404 usable acres in the Mid-
Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres near the Baltimore-Washington International Airport. The Company plans to develop approximately 540,000 square feet of warehouse/office space on this site. Infrastructure work on the site is substantially completed and three buildings with a total of 419,980 square feet are completed and leased, each to a single tenant. Current plans are to construct an additional 80,000 square feet of warehouse/office space in late fiscal 2006.

2) Lakeside Business Park in Harford County, Maryland consists of 83 usable acres. Seven warehouse/office buildings, totaling 671,550 square feet, have been constructed and are 94% leased. The remaining 31 acres are available for future development and will have the potential to offer an additional 485,000 square feet of comparable product.

3) 6920 Tudsbury Road in Baltimore County, Maryland contains
5.3 acres with 86,100 square feet of warehouse/office space that is 100% leased.

4) 8620 Dorsey Run Road in Howard County, Maryland contains 5.8 acres with 84,600 square feet of warehouse/office space. The lessee at Dorsey Run vacated the premises at the end of its lease term on December 31, 2004. An agreement has been executed to lease 40,000 square feet to commence on January 1, 2006.

5) Rossville Business Center in Baltimore County, Maryland contains approximately 10 acres with 190,517 square feet of warehouse/office space and is 87% leased.

6) 34 Loveton Circle in suburban Baltimore County, Maryland contains 8.5 acres with 29,722 square feet of office space, which is 100% leased. The Company occupies 24% of the space and 23% is leased to FRI's subsidiary Arundel.

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 92% leased.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 71% leased.

9) 100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 303,006 square feet of warehouse/office space, which is 68% leased.

10) 1187 Azalea Garden Road in Norfolk, Virginia contains approximately 12 acres with 188,093 square feet of warehouse/office space, which is 100% leased.

Future Planned Developments. Bird River, located in southeastern Baltimore County, Maryland, is a 179-acre tract of land that will have direct access to Maryland State Road 43 which is under construction and will connect I-95 with Martin State Airport. This property is currently zoned for residential and commercial use with 104 developable acres. The Company plans to develop and lease approximately 515,000 square feet of multiple warehouse/office buildings on the 42 developable acres zoned for commercial use.

A subsidiary of the Company has entered into an agreement to develop and sell to a major national homebuilder a minimum of 292 residential lots on the residential portion of the Bird River Property. The agreement is subject to a number of contingencies, including (i) the approval by Baltimore County of a Planned Unit Development (PUD) by July 1, 2006 allowing the development of a minimum of 292 residential lots, (ii) the construction of Route 43, (iii) vehicular, water and sewer connection access to the property by July 1, 2007 at what the subsidiary deems to be a commercially reasonable cost, and (iv) other customary conditions precedent. Assuming that these conditions are satisfied and the development proceeds, the agreement provides for a minimum aggregate purchase price for these lots of $28,705,000.

Patriot owns approximately 3,443 acres of land near Brooksville, Florida that it leases to FRI under a long-term mining lease. FRI also owns approximately 553 acres of land in Brooksville. Patriot and FRI management believe that FRI and Patriot may possibly realize greater value from the Brooksville property through development rather than continued mining. Accordingly, the independent directors of Patriot and FRI are considering a proposal to form a 50-50 joint venture to develop the Brooksville property. If this proposal is approved, the joint venture development will move forward only if zoning and permitting approvals are obtained that permit development of the property in a manner acceptable to Patriot and FRI; otherwise, Patriot intends to continue to lease the property to FRI for mining and related purposes. If the development proceeds, FRI will continue to conduct mining operations on at least a portion of the property.

The Company owns a 5.8 acre parcel of undeveloped real estate in the southeast quadrant of Washington, D.C. that fronts the Anacostia River and a nearby 2.1 acre tract on the same bank of the Anacostia River. Currently, these properties are leased to FRI on a month-to-month basis.

For several years, the Real Estate Group has been pursuing development efforts with respect to the 5.8 acre parcel. The Company previously obtained a Planned Unit Development (PUD) Zoning approval for development of the property and has been working to obtain approval of a modified PUD that would allow up to 625,000 square feet of commercial development and up to 440,000 square feet of residential development. If the modified PUD is approved, the Company would have up to two years to commence development in accordance with the modified PUD.

The development of this property is likely to be impacted, at least to some degree, by the proposed construction on nearby property of a new baseball stadium for the Washington Nationals baseball team. While the Company currently believes that the construction of this proposed stadium would be a positive development for the property, the Company cannot yet determine the potential impact on its development plans if the stadium is built at the proposed location. The Company will monitor ongoing developments relating to the stadium while continuing to pursue its existing plans to develop the property.

The Company owns a 50-acre, rail accessible site on Commonwealth
Avenue in Jacksonville, Florida near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of eventual warehouse/office build-out.

Construction Aggregates Properties. The following table
summarizes the Company's principal construction aggregates
locations and estimated reserves at September 30, 2005,
substantially all of which are leased to FRI.
                                             Tons of
                                 Tons Sold  Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/05     9/30/05  Approximate
                                (000's)      (000's)  Acres Owned

The Company owns eleven
 locations currently being
 mined in Brooksville,
 Grandin, Gulf Hammock,
 Keuka, Newberry and Airgrove/
 Lake County, Florida;
 Columbus, Macon, Forest Park
 and Tyrone, Georgia;
 and Manassas, Virginia.          9,690      488,643     17,135

The Company owns four locations
 not currently being mined in
 Ft. Myers, Marion County,
 Astatula/Lake County and
 Sandland/Polk County, Florida        -       32,891      2,339

Other Properties. In addition to the development, mining and rental sites, the Company owns approximately 2,045 acres of investment and other real estate.

The Company owns an office building with approximately 69,000 square feet situated on approximately 6 acres in Jacksonville, Florida, which is leased to FRI.



Item 3.  LEGAL PROCEEDINGS.

Note 15 to the Consolidated Financial Statements included in the accompanying 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         SECURITIES.

There were approximately 679 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2005. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 7 of the Company's 2005 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 5 to the consolidated financial statements included in the accompanying 2005 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
July 1
through
July 31          0      $       0           0      $ 3,490,000

August 1
through
August 31        0      $       0           0      $ 3,490,000

September 1
through
September 31     0      $       0           0      $ 3,490,000

Total            0      $       0           0

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.



Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2005 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 8 through 12 of the Company's 2005 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

The Company is exposed to market risk from changes in interest rates. For its cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company did not have any variable rate debt outstanding at September 30, 2005, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company's results of operations and cash flows.

The following table provides information about the Company's long-term debt (dollars in thousands):
                                                         There           Fair
Liabilities:      2006    2007    2008    2009    2010   after   Total   Value

Scheduled
maturities of
long-term debt:

Fixed Rate     $ 2,432  $2,584  $2,769  $2,968  $3,201 $36,946 $50,900 $52,976
Average
 interest rate     6.9%    6.9%    6.9%    6.9%    7.0%    7.0%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 13 through 23 of the Company's 2005 Annual Report to Shareholders.
Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required disclosure.

The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.

As of September 30, 2005, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation and subject to the disclosure below, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

In coming to the conclusion that our disclosure controls and procedures are effective, our management considered, among other things, the control deficiency related to our accounting for leases, which resulted in the need to restate our previously filed financial statements as disclosed in Note 2 to the consolidated financial statements included in the accompanying 2005 Annual Report to Shareholders. In this regard, our management reviewed and analyzed the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, Materiality, Accounting Principles Board Opinion No. 28, Interim Financial Reporting paragraph 29 and SAB Topic 5-F, Accounting Changes Not Retroactively Applied Due to Immateriality. The CEO, CFO and CAO concluded that our disclosure controls and procedures were effective despite this deficiency because, among other reasons: (i) the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole;
(ii) the cumulative impact of the restatement adjustments on shareholders' equity was not material on the financial statements of prior interim or annual periods; and (iii) we were required to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period would have been material to the current year's reported net income.

There have been no changes in the Company's internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

	PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K.

Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2005.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K.

Item 11.  COMPENSATION COMMITTEE.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2005.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2005.

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
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          337,900       $30.72       109,700

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 337,900       $30.72       109,700

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the caption "Related Party Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2005.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the caption "Independent Registered Certified Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2005.



PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

                                 Patriot Transportation Holding, Inc.


Date:  December 27, 2005      By JOHN E. ANDERSON
                                 John E. Anderson
                                 President and Chief Executive
                                 Officer (Principal Executive Officer)



                              By RAY M. VAN LANDINGHAM
                                 Ray M. Van Landingham
                                 Vice President, Treasurer, Secretary
                                 and Chief Financial Officer (Principal
                                 Financial Officer)


                              By JOHN D. KLOPFENSTEIN
                                 John D. Klopfenstein
                                 Controller and Chief Accounting
                                 Officer(Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 27, 2005.



JOHN E. ANDERSON                              LUKE E. FICHTHORN III
John E. Anderson                              Luke E. Fichthorn III
Director, President, and Chief                Director
Executive Officer
(Principal Executive Officer)
                                              CHARLES E. COMMANDER III______
                                              Charles E. Commander III
RAY M. VAN LANDINGHAM                         Director
Ray M. Van Landingham
Vice President, Treasurer,
Secretary and Chief Financial                 ROBERT H. PAUL III
Officer(Principal Financial Officer)          Robert H. Paul III
                                              Director

JOHN D. KLOPFENSTEIN ____________
John D. Klopfenstein                          H. W. SHAD III_____
Controller and Chief Accounting               H. W. Shad III
Officer (Principal Accounting Officer)        Director


               __________________             MARTIN E. STEIN, JR.
Edward L. Baker                               Martin E. Stein, Jr.
Chairman of the Board                         Director


JOHN D. BAKER II_________________             JAMES H. WINSTON    _________
John D. Baker II                              James H. Winston
Director                                      Director


THOMPSON S. BAKER II_____________
Thompson S. Baker II
Director





	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
	EXHIBIT INDEX
	[Item 14(a)(3)]

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

(3)(a)(6) Amendments to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15, 1994. File No. 33-26115.

(3)(a)(7) Articles III, VII and XII of the Articles of Incorporation of Patriot Transportation Holding, Inc, incorporated by reference to an exhibit filed with Form S-4 dated December
13, 1988.   And amended Article III, incorporated by
reference to an exhibit filed with Form 10-K for the fiscal
year ended September 30, 1993.  And Articles XIII and XIV,
incorporated by reference to an appendix filed with the
Company's Proxy Statement dated December 15, 1994.   File
No. 33-26115.

(3)(b)(1) Amended and Restated Bylaws of Patriot Transportation Holding, Inc. adopted August 3, 2005, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated
August 3, 2005.  File No. 33-26115.

(4)(a) Specimen stock certificate of Patriot Transportation Holding, Inc, incorporated by reference to an exhibit filed
with   Form S-4 dated December 13, 1988.  File No. 33-26115.

(4)(b) Rights Agreement, dated as May 5, 1999 between the Company and First Union National Bank, incorporated by reference to
Exhibit 4 to the Company's Form 8-K dated May 5, 1999.
File No. 33-26115.

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

(10)(i) Amended and Restated Revolving Credit Agreement dated November 10, 2004 among Patriot Transportation Holding, Inc.
as Borrower, the Lenders from time to time party hereto and Wachovia Bank, National Association as Administrative Agent, incorporated by reference to the Company's Form 8-K dated
November 16, 2004. File No. 33-26115.

(10)(j) The Company and its consolidated subsidiaries have other long-term debt agreements, none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(10)(k)		Letter of Credit Facility between Patriot Transportation
Holding, Inc. and SunTrust Bank, N.A. dated February 16,
2005, incorporated by reference to the Company's Form 8-K dated February 16, 2005. File No. 33-26115.

(10)(l)		Summary of compensation arrangements with non-
employee directors, incorporated by reference to the corresponding exhibit filed with Form 8-K dated October 11, 2005. File No. 33-26115.

10)(m)		Summary of compensation arrangements with Named
Executive Officers, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2005. File No. 33-26115.

(13)	            The Company's 2005 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K.
Those portions of the 2005 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(21) Subsidiaries of Registrant at September 30, 2005: Florida Rock & Tank Lines, Inc. (a Florida corporation); Florida
Rock Properties, Inc. (a  Florida corporation); FRP
Development Corp. (a Maryland corporation); FRP Maryland,
Inc. (a Maryland corporation); 34 Loveton Center LLC (a
Maryland limited liability company); FRTL, Inc. (a Florida corporation); SunBelt Transport, Inc. (a Florida
Corporation); Oz LLC(a Maryland limited liability company);
1502 Quarry, LLC(a Maryland limited liability company); FRP
Lakeside LLC #1 (a Maryland limited company); FRP Lakeside
LLC #2 (a Maryland limited liability company); FRP Lakeside
LLC #3 (a Maryland limited liability company); FRP Lakeside
LLC #4 (a Maryland limited liability company); FRP Lakeside
LLC #5 (a Maryland limited liability company); FRP Hillside
LLC (a Maryland limited liability company); FRP Hillside LLC
#2 (a Maryland limited liability company); FRP Hillside LLC
#3 (a Maryland limited liability company); FRP Windsor LLC
(a Maryland limited liability company); FRP Dorsey LLC (a
Maryland limited liability company); FRP Bird River LLC (a
Maryland limited liability company); FRP Interchange LLC (a
Maryland limited liability company); FRP Azalea LLC (a
Maryland limited liability company).

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


                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2005
    and 2004                                                   14(a)

  For the years ended September 30, 2005, 2004 and 2003:
    Consolidated statements of income                          13(a)
    Consolidated statements of cash flows                      15(a)
    Consolidated statements of shareholders' equity            16(a)
  Notes to consolidated financial statements                16-23(a)

  Report of Independent Registered Certified Public
    Accounting Firm                                            24(a)
  Selected quarterly financial data (unaudited)                 7(a)

Consent of Independent Registered Certified Public
    Accounting Firm                                            22(b)

Report of Independent Registered Certified Public
    Accounting Firm on Financial Statement Schedules           23(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        24(b)

III - Real estate and accumulated depreciation and
  Depletion                                            25-26(b)

(a)		Refers to the page number in the Company's 2005 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.




                                                       Exhibit 23(a)

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-43215, 33-18878, 33-55132 and 33-125099) of Patriot Transportation Holding, Inc. of our report dated December 22, 2005 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated December 22, 2005, relating to the financial statement schedules, which appear in this Form 10-K.



PricewaterhouseCoopers LLP

Jacksonville, Florida
December 27, 2005



____________________









REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Patriot Transportation Holding, Inc.:


Our audits of the consolidated financial statements referred to in our report dated December 22, 2005 appearing in the 2005 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As described in Note 2, the consolidated financial statements for the years ended September 30, 2004 and 2003 have been restated.


PricewaterhouseCoopers LLP

Jacksonville, Florida
December 22, 2005


____________________










                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                  BALANCE
                  AT BEGIN.  COST AND    OTHER                        AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS       OF YEAR

Year Ended
September 30, 2005:

Allowance for
 doubtful accounts $  638,320 $   177,000 $     -    $   290,065(a) $  525,255
Accrued risk
 insurance         $6,653,657 $ 3,710,925 $     -    $ 2,787,793(b) $7,576,789
Accrued health
 insurance          1,205,334   2,938,379       -      2,947,551(b)  1,196,162
Totals -
 insurance         $7,858,991 $ 6,649,304 $     0    $ 5,735,344    $8,772,951

Year Ended
September 30, 2004:

Allowance for
 doubtful accounts $  565,744 $   168,000 $     -    $    95,423(a) $  638,320
Accrued risk
 insurance         $6,779,345 $ 3,562,400 $     -    $ 3,688,088(b) $6,653,657
Accrued health
 insurance          1,256,845   3,075,521       -      3,127,032(b)  1,205,334
Totals -
 insurance         $8,036,190 $ 6,637,921 $     0    $ 6,815,120    $7,858,991

Year Ended
September 30, 2003:

Allowance for
 Doubtful accounts $  474,000 $   157,537 $     -    $    65,793(a) $  565,744
Accrued risk
 insurance         $6,326,406 $ 4,151,065 $     -    $ 3,698,126(b) $6,779,345
Accrued health
 Insurance          1,111,808   2,570,287       -      2,425,250(b)  1,256,845
Totals  -
 insurance         $7,438,214 $ 6,721,352 $     0    $ 6,123,376    $8,036,190




(a) Accounts written off less recoveries
(b) Payments




                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                             DEPLETION
                          SEPTEMBER 30, 2005
                        (dollars in thousands)
				    Cost capi-	Gross amount		     Year	      Deprecia-
		Encumb-	  Initial   talized	  at which      Accumulated   Of	Date  tion Life
County	 	rances    cost to   subsequent	 carried at    Depreciation  Constr- Acquired Computed
			  Company   to acqui-	end of period		     tion		  on:
				    sition	     (a)
Construction Aggregates
Alachua, FL             $  1,442     $     0	    $  1,442	 $      96	  n/a	4/86	unit
Clayton, GA		     369           0	         369	         5	  n/a	4/86	unit
Fayette, GA         20	     685           0	         685	        55	  n/a	4/86	unit
Hernando, FL		   3,174         325	       3,499	       971	  n/a	4/86	unit
Lake, FL		   1,485           0	       1,485	     1,086 	  n/a	4/86	unit
Lee, FL			   4,690           6	       4,696	         5	  n/a	4/86	unit
Levy, FL		   1,281         104	       1,385	       502	  n/a	4/86	unit
Marion, FL		   1,180           0	       1,180	       599	  n/a	4/86	unit
Monroe, GA		     792           0	         792	       250	  n/a	4/86	unit
Muscogee, GA		     369           0	         369	       148 	  n/a	4/86	unit
Polk, FL		     121           0	         121	        75	  n/a	4/86	unit
Prince Wil. VA		     298           0	         298	       298	  n/a	4/86	unit
Putnam, FL 	   	  15,002          49          15,051         3,447        n/a   4/86    unit
	            20    30,888         484	      31,372	     7,537

Other Rental Property
Wash D.C.		   2,957       7,222	      10,179	     1,677        n/a	4/86   15 yr.
Wash D.C.                  3,811           0           3,811             0        n/a   10/97
Putnam, FL		     326          50             376           341        n/a   4/86   5 yr.
Spalding, GA                  20           0              20             0        n/a   4/86
	             0     7,114       7,272          14,386         2,018

Commercial Property
Baltimore, MD        0	     439       3,338	       3,777	     1,635	 1990   10/89  31.5 yr.
Baltimore, MD	 1,897	     950       6,257	       7,207	     2,513	 1994   12/91  31.5 yr.
Baltimore, MD	 2,383	     690       2,837	       3,527	       555	 2000	7/99   31.5 yr.
Baltimore, MD	     0     5,634         844	       6,478	         0	 2001	8/95   31.5 yr.
Duval, FL	     0	   2,416         529	       2,945	     2,526	  n/a	4/86   25 yr.
Harford, MD	 2,501	      31       3,826	       3,857	       943	 1998	8/95   31.5 yr.
Harford, MD	 4,226	      50       5,562	       5,612	     1,011	 1999	8/95   31.5 yr.
Harford, MD	 5,858	      85       6,665	       6,750	     1,246	 2001	8/95   31.5 yr.
Harford, MD	     0 	      92       1,479	       1,571	         0	  n/a	8/95   31.5 yr.
Harford, MD	 4,303	      88       5,823	       5,911	       870	  n/a	8/95   31.5 yr.
Harford, MD	 3,335	     155       4,996	       5,151	       830	 2001	8/95   31.5 yr.
Howard, MD	 3,766 	   2,859       3,734	       6,593	     2,263	 1996	9/88   31.5 yr.
Howard, MD	 2,154     2,473         613	       3,086	       503	 2000	3/00   31.5 yr.
Anne Arun, MD	 3,002	     715       6,690	       7,405	     3,651	 1989	9/88   31.5 yr.
Anne Arun, MD	 7,739	     950      13,055	      14,005	       911	  n/a	5/98   31.5 yr.
Anne Arun, MD	 9,716	   1,525      10,658	      12,183	        56	 2001	8/04   31.5 yr.
Anne Arun, MD	     0	   1,307         198	       1,505	         0	  n/a 	1/03   31.5 yr.
Norfolk, VA	     0	   7,512           0	       7,512	       222	 1971   10/04  31.5 yr.
Newcastle Co. DE     0	  11,559         696	      12,255	       490	  n/a 	4/04   31.5 yr.
                50,880	  39,530      77,800	     117,330	    20,225

Investment Property        1,033         112           1,145            36        n/a   4/86   n/a

GRAND
   TOTALS      $50,900   $78,565     $85,668	    $164,233       $29,816

 (a)  The aggregate cost for Federal income tax purposes is $147,392.



               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
                          (In thousands)

                                        2005          2004         2003

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $146,995       145,803      133,925

Additions during period:
  Amounts capitalized                    17,330        17,510       13,319

Deductions during period:
  Cost of real estate sold                   92        16,318        1,441
  Other  (abandonments)                       -             -            -

Balance at close of period             $164,233       146,995      145,803

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 26,328        33,497        31,395

Additions during period:
  Charged to cost & expense               3,580         3,229         2,784

Deductions during period:
  Real estate sold                           92        10,398           682

Balance at close of period              $29,816        26,328        33,497