Form 10-Q
period 2005-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2006-02-01
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2005

						or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2005: 2,965,075 shares of $.10 par value common stock.




PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2005


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         1
   Consolidated Statements of Income                                   2
   Consolidated Statements of Cash Flows                               3
   Condensed Notes to Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  17

Item 4.  Controls and Procedures                                      18


Part II.  Other Information

Item 6.  Exhibits                                                     18

Signatures                                                            19

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               24

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              27


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                      (Unaudited)
                                                   December 31,   September 30,
                                                       2005             2005
Assets
Current assets:
 Cash and cash equivalents                          $    371            2,966
 Accounts receivable (including related party of
  $541 and $288 and net of allowance for doubtful
  accounts of $521 and $525, respectively)            10,570           11,731
 Inventory of parts and supplies                         845              799
 Prepaid tires on equipment                            2,034            1,959
 Prepaid taxes and licenses                              952            1,291
 Prepaid insurance                                     1,334              259
 Prepaid expenses, other                                 556              564
  Total current assets                                16,662           19,569

Property, plant and equipment, at cost               262,246          246,725
Less accumulated depreciation and depletion          (83,180)         (81,789)
  Net property, plant and equipment                  179,066          164,936

Real estate held for investment, at cost               1,093            1,093
Goodwill                                               1,087            1,087
Other assets                                           7,009            7,030

Total assets                                        $204,917          193,715

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  5,591            5,674
 Federal and state income taxes payable                    -              642
 Accrued payroll                                       1,752            3,247
 Accrued insurance reserves                            4,361            3,774
 Accrued liabilities, other                              268              452
 Long-term debt due within one year                    2,466            2,432
  Total current liabilities                           14,438           16,221

Long-term debt                                        59,423           48,468
Deferred income taxes                                 14,346           14,394
Accrued insurance reserves                             4,993            4,993
Other liabilities                                      1,791            1,738
Commitments and contingencies (Note 9)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,965,075 and 2,965,075 shares issued
  and outstanding, respectively                          297              297
 Capital in excess of par value                       27,227           27,100
 Retained earnings                                    82,402           80,504
  Total shareholders' equity                         109,926          107,901

Total liabilities and shareholders' equity          $204,917          193,715
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                                             THREE MONTHS
                                                          ENDED DECEMBER 31,
                                                            2005       2004
                                                                    (restated)
Revenues:
  Transportation                                         $ 30,300     27,035
  Real estate                                               5,123      4,384
Total revenues (including revenue from related
  parties of $1,780 and $1,535, respectively)              35,423     31,419

Cost of operations:
  Transportation                                           26,124     23,604
  Real estate                                               2,517      1,853

Gross profit                                                6,782      5,962

Selling, general and administrative expense                 2,809      2,400
 (including expenses paid to a related party of $48 and $67, respectively)

Operating profit                                            3,973      3,562
Interest income and other                                      15         10
Interest expense                                             (927)      (813)

Income before income taxes                                  3,061      2,759
Provision for income taxes                                 (1,163)    (1,075)

Net income                                               $  1,898      1,684

Earnings per common share:
  Basic                                                  $    .64        .57
  Diluted                                                $    .62        .56

Number of shares (in thousands) used in computing:
  -basic earnings per common share                          2,965      2,932
  -diluted earnings per common share                        3,066      3,000

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (In thousands)
                                    (Unaudited)
                                                              2005      2004
                                                                     (restated)
Cash flows from operating activities:
 Net income                                                $ 1,898     1,684
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation, depletion and amortization                  3,293     3,095
   Deferred income taxes                                       (48)   (3,513)
   Gain on sale of equipment                                  (282)     (162)
   Tax benefit from stock option exercise                        -        73
   Stock-based compensation                                    127         -
   Net changes in operating assets and liabilities:
    Accounts receivable                                      1,250       886
    Inventory of parts and supplies                            (46)      (27)
    Prepaid expenses and other current assets                 (803)   (1,489)
    Other assets                                              (107)     (622)
    Accounts payable and accrued liabilities                (1,175)     (489)
    Income taxes payable                                      (731)   (4,695)
    Net change in insurance reserves and other long-term
     liabilities                                                53        45

Net cash provided by (used in) operating activities          3,429    (5,214)

Cash flows from investing activities:
 Purchase of property and equipment                        (17,421)  (14,840)
 Cash released from escrow                                       -    16,553
 Proceeds from sale of real estate held for investment
  and property and equipment                                   407       412

Net cash (used in) provided by investing activities        (17,014)    2,125

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                      151     2,113
 Net increase in revolving debt                             11,305     1,243
 Repayment of long-term debt                                  (466)     (434)
 Exercise of employee stock options                              -       327

Net cash provided by financing activities                   10,990     3,249

Net (decrease) increase in cash and cash equivalents        (2,595)      160
Cash and cash equivalents at beginning of period             2,966       199
Cash and cash equivalents at end of the period             $   371       359



See accompanying notes.


      PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2005
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2005.


(2) Restatement of Prior Financial Information. The Company restated its consolidated balance sheet as of September 30, 2004 and its consolidated statement of shareholders' equity for the year then ended.
 The Company also restated its consolidated statements of income, shareholders' equity and cash flows for the year ended September 30, 2003. In addition, the Company restated its quarterly results of operations for fiscal 2005. The restatement corrects our historical accounting for recognizing rental revenue for scheduled rate increases on operating leases. For information with respect to the restatement, see Note 2 to the consolidated financial statements contained in the Company's Annual Report on 10-K for fiscal 2005. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis. As a result of this restatement, the Company's financial results have been adjusted as follows (in thousands, except per share data):



                            Three Months Ended December 31, 2004
			As Previously
                          Reported__	 Adjustments 	 As Restated_


Total revenues         $     31,374             45           31,419
Gross profit                  5,917             45            5,962
Operating profit              3,517	        45            3,562
Income from continuing
 operations before tax        2,714             45            2,759
Provision for income taxes    1,058             17            1,075
Income from continuing
 operations                   1,656             28            1,684
Net income                    1,656             28            1,684

Earnings per common share:
 Basic                 $        .56            .01              .57
 Diluted               $        .55            .01              .56

Cash flows from
 operating activities:
 Net income            $      1,656             28            1,684
 Deferred income taxes       (3,530)            17           (3,513)
 Net changes in operating
  assets and liabilities:
 Other assets                  (577)           (45)            (622)
 Net cash provided by
  operating activities        5,214              -            5,214


(3) Recent Accounting Pronouncements. In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), which clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the Company no later than the end of fiscal 2006. The impact of this new pronouncement is not expected to be material to the Company's financial statements.


(4) Business Segments. The Company has identified two business segments, each of which is managed separately along product lines. The Company's operations are substantially in the Southeastern and Mid-Atlantic states.

The transportation segment hauls liquid and dry bulk commodities by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and is developing commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                               Three Months ended
                                                    December 31,
                                                2005          2004
                                                           (restated)
Revenues:
   Transportation                            $ 30,300        27,035
   Real estate                                  5,123         4,384
                                             $ 35,423        31,419

Operating profit
   Transportation                            $  1,971         1,450
   Real estate                                  2,606         2,531
   Corporate expenses                            (604)         (419)
                                             $  3,973         3,562

Identifiable assets                         December 31,  September 30,
                                                2005         2005

   Transportation                            $ 50,456       47,435
   Real estate                                152,361      141,646
   Cash items                                     371        2,966
   Unallocated corporate assets                 1,729        1,668
                                             $204,917      193,715


(5)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                            December 31,  September 30,
                                                2005         2005
     Revolving credit (uncollateralized)     $ 11,305            -
     Construction loan                          9,867        9,716
     5.7% to 9.5% mortgage notes
       due in installments through 2020        40,717       41,184
                                               61,889       50,900
     Less portion due within one year           2,466        2,432
                                             $ 59,423       48,468

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1% over the selected LIBOR. The margin rate may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends.


(6) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI. The cost of these administrative functions was $48,000 and $67,000 for the quarters ending December 31, 2005 and 2004, respectively.


(7) Earnings per share. The following details the computations of the basic and diluted earnings per common share (In thousands, except per share amounts).

                                                THREE MONTHS
                                              ENDED DECEMBER 31,
                                              2005	   2004
                                                        (restated)
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share                    2,965        2,932

Common shares issuable under
 stock options which are
 potentially dilutive                          101           68
Common shares used for diluted
 earnings per share                          3,066        3,000


Net income                                 $ 1,898        1,684

Earnings per common share
 Basic                                       $ .64          .57
 Diluted                                     $ .62          .56


For the three months ended December 31, 2005, all outstanding stock options were included in the calculation of diluted earnings per share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the three months ended December 31, 2004, all outstanding stock options were included in the calculation of diluted earnings per share because the exercise prices of the stock options were lower than the average price of the common shares, and therefore were dilutive.


(8) Stock-Based Compensation Plan. Effective October 1, 2005, the Company adopted SFAS 123R "Share-Based Payment" for its stock-based employee compensation plans. Under SFAS 123R, compensation expense must be measured and recognized for all share-based payments at the grant date based on the fair value of the award and such costs must be included in the statement of operations over the requisite service period. Prior to October 1, 2005 the company followed APB Opinion No. 25, "Accounting for Stock Issued to Employees".

The Company has elected the modified prospective application transition method whereby the provisions of the statement will apply going forward only from the date of adoption to new share based payments, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. The Company did not restate prior years for pro forma expense amounts. In addition, compensation expense must be recognized for any awards modified, repurchased or cancelled after the date of adoption.

The Company has two Stock Option Plans (the 1995 Stock Option Plan and the 2000 Stock Option Plan) under which options for shares of common stock have been granted to directors, officers and key employees. Currently, only the 2000 Plan has options available for grant. The options awarded under the two plans have similar characteristics. All stock options have been non-qualified. All stock options expire ten years from the date of grant. Options awarded to directors are exercisable immediately and options awarded to officers and employees become exercisable in cumulative installments of 20% at the end of each year following the date of grant. The number of shares authorized for future issuance was 109,700 at December 31, 2005. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee.

The Company utilized the Black-Scholes valuation model for estimating fair value of stock compensation with the following weighted-average assumptions:

                                               Three Months ended
                                                    December 31,
                                                2005          2004
   Dividend yield                                 -             -
   Expected volatility                        41% - 53%     41% - 53%
   Average risk-free interest rate            3.2%-4.9%     3.2%-4.9%
   Expected life (in years)                   6.2 - 7.0     6.2 - 7.0


The dividend yield of zero is based on the fact that the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated based on the Company's historical experience over a period equivalent to the expected life in years. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected
life of the options granted.   The expected life calculation is based on
the observed and expected time to exercise options by the employees.

Under provisions of SFAS 123R, the Company recorded $127,000 of stock compensation expense on its consolidated statement of income for the three months ended December 31, 2005. Stock compensation expense was $79,000 after deferred income taxes. This represents three cents per common share for both basic and diluted earnings per share. There was no realized tax benefit from options because there were no exercises for the three months ended December 31, 2005. Total compensation cost of options granted but not yet vested as of December 31, 2005 was $1,560,000, which is expected to be recognized over a weighted-average period of 3.0 years. SFAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.

A summary of option activity under all the Company's plans as of December 31, 2005 is presented below (in thousands, except per share amounts):

                         Shares   Weighted  Weighted   Weighted
                                  Average   Average    Average
                                  Exercise  Remaining  Grant Date
                                  Price     Term (yrs) Fair Value
    _
Outstanding at
 October 1, 2005        337,900     $30.72       7.8
  Granted                     0                          $     0
  Exercised                   0                          $     0
  Forfeited              (4,400)    $31.90
Outstanding at
 December 31, 2005      333,500     $30.70       7.5     $ 5,157
Exerciseable at
 December 31, 2005      226,500     $28.94       7.2     $ 3,420
Vested 3 months ending
 December 31, 2005       37,500                          $   555

The aggregate intrinsic value of in-the-money options exercisable based on the market closing price of $66.85 on December 30, 2005 less exercise prices was $8,587,000. The aggregate intrinsic value of all outstanding options at December 30, 2005 was $12,056,000. No gains were realized by option holders during the three months ended December 31, 2005 as no options were exercised.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all employee stock options had been accounted for under the fair value method of the original SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share if SFAS 123 had been applied to stock-based employee compensation to the prior-year period (in thousands, except per share amounts):

                                  Three months ended
                                  December 31, 2004
                                     (restated)
Net income
    As reported                        $1,684
    Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method, net of tax effects          284
    Pro forma                          $1,400

Basic earnings per common share
    As reported                        $  .57
    Pro forma                          $  .48
Diluted earnings per common share
    As reported                        $  .56
    Pro forma                          $  .47



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

(10)Customer Concentration. During the first three months of fiscal 2006, the transportation segment's ten largest customers accounted for approximately 45% of the transportation segment's revenue. One of these customers accounted for 12.1% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview - The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, driver availability and cost, regulations regarding driver qualifications and hours of service, construction activity, FRI's sales from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Baltimore/Washington area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects.

During the first three months of fiscal 2006, the transportation segment's ten largest customers accounted for approximately 45% of the transportation segment's revenue. One of those customers accounted for 12.1% of transportation segment's revenues. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Restatement of Prior Financial Information - The Company restated its consolidated balance sheet as of September 30, 2004 and its consolidated statement of shareholders' equity for the year then ended. The Company also restated its consolidated statements of income, shareholders' equity and cash flows for the year ended September 30, 2003. In addition, the Company restated its quarterly results of operations for fiscal 2005. The restatement corrects our historical accounting for recognizing rental revenue for scheduled rate increases on operating leases. For information with respect to the restatement, see Note 2 to the consolidated financial statements contained in the Company's Annual Report on 10-K for fiscal 2005. Throughout this Form 10Q, all referenced amounts for affected prior periods and prior period adjustments reflect the balances and amounts on a restated basis.

Comparative Results of Operations for the Three Months Ended December 31, 2005 and 2004

Consolidated Results. - Net income for the first quarter of fiscal 2006 was $1,898,000, an increase of $214,000 or 12.7% compared to $1,684,000 for the same period last year. Diluted earnings per share for the first quarter of fiscal 2006 was $0.62 compared to $0.56 in the first quarter of fiscal 2005.


Transportation
                                   Three Months Ended December 31
(dollars in thousands)             ___2005     %      2004     %_

Transportation revenue             $ 25,962   86%    24,675   91%
Fuel surcharges                       4,338   14%     2,360    9%

Revenues                             30,300  100%    27,035  100%

Compensation and benefits            11,209   37%    10,685   40%
Fuel expenses                         6,394   21%     4,899   18%
Insurance and losses                  3,232   11%     3,233   12%
Depreciation expense                  2,066    7%     1,981    7%
Other, net                            3,223   10%     2,806   10%

Cost of operations                   26,124   86%    23,604   87%

Gross profit                       $  4,176   14%     3,431   13%

Transportation segment revenues were $30,300,000 in the first quarter of 2006, an increase of $3,265,000 over the same quarter last year. Fuel surcharges accounted for $1,978,000 of the increase, resulting from higher diesel fuel costs during the quarter compared to the same quarter last year. Excluding fuel surcharges, revenue per mile increased 6.9%, reflecting better pricing for our services. Revenue miles in the current quarter were down 1.6% compared to the first quarter of 2005 due to low driver availability.

The Transportation segment's cost of operations in the first quarter of 2006 increased $2,520,000 to $26,124,000, as compared to $23,604,000 in the same quarter last year. The primary factor for the increase was higher diesel fuel costs. Average diesel fuel cost per gallon increased 25% in the first quarter of 2006 compared to the same quarter last year.
 Compensation and benefits were higher as a result of higher driver pay.


Real Estate
                                   Three Months Ended December 31
(dollars in thousands)             ___2005     %      2004     %_
                                                   (restated)
Royalties and rent                 $  1,579   31%     1,425   33%
Developed property rentals            3,544   69%     2,959   67%

Total Revenue                         5,123  100%     4,384  100%


Mining and land rent expenses           446    9%       357    8%
Developed property expenses           2,071   40%     1,496   34%

Cost of Operations                    2,517   49%     1,853   42%

Gross profit                       $  2,606   51%     2,531   58%


Real Estate segment revenues for the first quarter of fiscal 2006 were $5,123,000, an increase of $739,000 or 16.9% over the same quarter last year. Lease revenue from developed properties increased $585,000 or 19.8%, due to an increase in occupied square feet resulting from the leasing of a 74,600 square foot building in January 2005 and the completion of a pre-leased 145,180 square foot building in July 2005. Royalties from mining operations increased $154,000 as a result of increased royalties per ton.

Real estate segment expenses increased to $2,517,000 during the first quarter of fiscal 2006, compared to $1,853,000 for the same quarter last year. Expenses related to development activities increased as a result of the new building additions.

Consolidated Results

Gross Profit - Consolidated gross profit was $6,782,000 in the first quarter of fiscal 2006 compared to $5,962,000 in the same period last year, an increase of 13.8%. Gross profit in the transportation segment increased $745,000 or 21.7%, primarily due to improved pricing as compared to the same quarter last year. Gross profit in the real estate segment increased $75,000 or 3% from the first quarter 2005, due to the increased revenues mostly offset by increased staffing and professional fees.

Selling, general and administrative expense - Selling, general and administrative expenses increased $409,000 over the same quarter last year. The increase included $155,000 of higher incentive compensation accrual due to improved earnings and $127,000 from expensing of stock options as required by SFAS 123R (see Note 8 of Condensed Notes to Consolidated Financial Statements). SG&A expense was 7.9% of revenue for the first quarter of fiscal 2006 compared to 7.6% for the same period last year.

Income taxes - Income tax expense increased $88,000 over the same quarter last year. This is due to higher earnings before taxes, partially offset by a decrease in the effective tax rate to 38.0% versus 39.0% for the same quarter last year.

Net income - Net income was $1,898,000 or $0.62 per diluted share in the first quarter of fiscal 2006, an increase of $214,000 or 12.7% compared to $1,684,000 or $0.56 per diluted share in the same period last year.


Liquidity and Capital Resources

For the first three months of fiscal 2006, the Company used cash provided by operations and borrowings under its Revolver and construction loan to finance its operating activities and the purchase of $17,421,000 in property and equipment and to make scheduled payments on long-term debt. At September 30, 2004, the Company had $16,553,000 of cash from sales of real estate during fiscal 2004, which was placed in escrow in anticipation of using the funds in an Internal Revenue Code
Section 1031 tax-deferred exchange. On October 30, 2004, $7,150,000 of the escrowed funds were used in a qualified exchange and the remaining funds were released for general use.

The Company has a $37,000,000 revolving credit agreement (the Revolver) of which $25,695,000 was available at December 31, 2005. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Revolver will expire on December 31, 2009.

In the quarter ended December 31, 2005, the Company borrowed $11,305,000 under the Revolver, of which $10,105,000 was used to purchase 103 acres of undeveloped land located in Manassas, Virginia. The balance of the funds borrowed under the Revolver was used for other investment activities.

The Company had $16,823,000 of irrevocable letters of credit outstanding as of January 1, 2006. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these were issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of December 31, 2005, $3,490,000 was authorized to repurchase the Company's common stock. No shares were repurchased during fiscal 2006.

The Company does not currently pay any dividends on common stock.

In December 2003, the Company committed to develop a 145,000 square foot build-to-suit warehouse/office building pursuant to a 15 year triple net lease. This project cost approximately $14,900,000 and has been financed through a construction loan and the Company's cash flows. The terms of the construction financing are for borrowings not to exceed $11,800,000 for a period not to exceed 18 months converting to a 15 year non-recourse mortgage of $11,800,000 at project completion. The interest rate is 6.17% for both the construction and mortgage loans. Borrowings under the construction loan totaled $9,867,0000 at December 31, 2005. The building has been completed and the Company expects to close on the 15 year mortgage in February 2006. The Company will receive additional proceeds of approximately $1,933,000 which will be used to reduce the balance outstanding under the Revolver.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both our real estate and transportation segments.

Adoption of SFAS 123R. Effective October 1, 2005, the Company adopted SFAS 123R "Share-Based Payment" for its stock-based employee compensation plans. Under SFAS 123R, compensation expense must be measured and recognized for all share-based payments at the grant date based on the fair value of the award and such costs must be included in the statement of operations over the requisite service period. Prior to October 1, 2005 the company followed APB Opinion No. 25, "Accounting for Stock Issued to Employees".

The Company has elected the modified prospective application transition method whereby the provisions of the statement will apply going forward only from the date of adoption to new share based payments, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. The Company did not restate prior years for pro forma expense amounts. In addition, compensation expense must be recognized for any awards modified, repurchased or cancelled after the date of adoption.

Under provisions of SFAS 123R, the Company recorded $127,000 of stock compensation expense on its consolidated statement of income for the three months ended December 31, 2005. Stock compensation expense was $79,000 after deferred income taxes. This represents three cents per common share both basic and diluted. There was no realized tax benefit from options because there were no exercises for the three months ended December 31, 2005. Total compensation cost of options granted but not yet vested as of December 31, 2005 was $1,560,000, which is expected to be recognized over a weighted-average period of 3.0 years. SFAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net financing cash flows in periods after the effective date.

Recent Accounting Pronouncements. In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), which clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the Company no later than the end of fiscal 2006. The impact of this new pronouncement is not expected to be material to the Company's financial statements.

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI. The cost of these administrative functions was $48,000 and $67,000 for the quarters ending December 31, 2005 and 2004, respectively.

Patriot owns approximately 3,443 acres of land near Brooksville, Florida that it leases to FRI under a long-term mining lease. FRI also owns approximately 553 acres of land in Brooksville. Patriot and FRI management believe that Patriot and FRI may possibly realize greater value from the Brooksville property through development rather than continued mining. Accordingly, the independent directors of Patriot and FRI are considering a proposal to form a 50-50 joint venture to develop the Brooksville property. If this proposal is approved, the joint venture development will move forward only if zoning and permitting approvals are obtained that permit development of the property in a manner acceptable to Patriot and FRI; otherwise, Patriot intends to continue to lease the property to FRI for mining and related purposes. If the development proceeds, FRI will continue to conduct mining operations on at least a portion of the property.

Summary and Outlook. The Company's real estate development business continues to benefit from positive inquiry trends from prospective tenants for its warehouse-office product. The Company continues to explore opportunities for development of various properties owned by the Company, including certain properties leased by the Company to FRI. Favorable freight-hauling demands for its transportation business remain challenged by an industry-wide, tight driver availability. Continuing volatile crude oil and diesel fuel price fluctuations remain likely to impact operating margins.

Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: driver availability and cost; regulations regarding driver qualification and hours of service; availability and terms of financing; freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; freight demand for building and construction materials in the Company's markets; risk insurance markets; competition; general economic conditions; demand for flexible warehouse/office facilities in the Baltimore/Washington area; ability to obtain zoning and entitlements necessary for property development; interest rates; levels of construction activity in FRI's markets; fuel costs; and inflation. However, this list is not a complete statement of all potential risks or uncertainties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13A-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based on this evaluation the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Changes in internal controls. There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION


Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page
18.







                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2006           PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005
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

(3)(a)(3)		Amendments to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the
Secretary of State of Florida on February 7,1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15, 1994.
File No. 33-26115.

(3)(a)(4)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc., filed with the Florida Secretary of State on May 6, 1999 incorporated by reference to a form of such amendment filed as Exhibit 4 to the Company's Form
8-K dated May 5, 1999.  File No. 33-26115.

(3)(a)(5)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the
Secretary of State of Florida on February 21, 2000, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended
March 31, 2000.  File No. 33-26115.

(3)(b)(1)		Amended and Restated Bylaws of Patriot
Transportation Holding, Inc. adopted August 3,
2005, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated August 3, 2005. File
No. 33-26115.

(4)(a)		Articles III, VII and XII of the Articles of
Incorporation of Patriot Transportation Holding,
Inc., incorporated by reference to an exhibit filed
with Form S-4 dated December 13, 1988.   An amended
Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and
XIV, incorporated by reference to an appendix filed with the Company's Proxy Statement dated December
15, 1994. File No. 33-26115.

(4)(b)		Specimen stock certificate of Patriot
Transportation Holding, Inc., incorporated by
reference to an exhibit filed with Form S-4 dated
December 13, 1988.   File No. 33-26115.

(4)(c)		Rights Agreement, dated as May 5, 1999 between the
Company and First Union National Bank, incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No. 33-26115.

(10)(a)		Various lease backs and mining royalty agreements
with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated
September 1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit
(10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986, from
Florida Rock Industries, Inc. to Florida Rock &
Tank Lines, Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(c)		Mining Lease Agreement, dated September 1, 1986,
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
33-26115.

(10)(e)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994. File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(h)		Agreement of Purchase and Sale dated October 21,
2003 between FRP Bird River, LLC and The Ryland
Group, Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended
September 30, 2003. File No. 33-26115.

(10)(i)		Amended and Restated Revolving Credit Agreement
dated November 10, 2004 among Patriot
Transportation Holding, Inc. as Borrower, the
Lenders from time to time party hereto and Wachovia
Bank, National Association as Administrative Agent, incorporated by reference to the Company's Form 8-K dated November 16, 2004. File No. 33-26115.

(10)(j)		The Company and its consolidated subsidiaries have
other long-term debt agreements, none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.


(10)(k)		Letter of Credit Facility between Patriot
Transportation Holding, Inc. and SunTrust Bank,
N.A. dated February 16, 2005, incorporated by reference to the Company's Form 8-K dated February
16, 2005. File No. 33-26115.

(10)(l)		Summary of compensation arrangements with non-
employee directors, incorporated by reference to the corresponding exhibit filed with Form 8-K dated
October 11, 2005.  File No. 33-26115.

(10)(m)		Summary of compensation arrangements with Named
Executive Officers, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2005. File No. 33-
26115.

(14)   		Financial Code of Ethical Conduct between the
Company, Chief Executive Officers and Financial
Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-
26115.

(31)(a)		Certification of John E. Anderson.

(31)(b)		Certification of Ray M. Van Landingham.

(31)(c)		Certification of John D. Klopfenstein.

(32)   		Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

23