Form 10-Q
period 2006-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2006-05-04
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2005: 2,994,997 shares of $.10 par value common stock.

PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2006


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         1
   Consolidated Statements of Income                                   2
   Consolidated Statements of Cash Flows                               3
   Condensed Notes to Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  20

Item 4.  Controls and Procedures                                      22


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders          22

Item 6.  Exhibits                                                     22

Signatures                                                            23

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               28

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              31


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                      (Unaudited)
                                                     March 31,     September 30,
                                                       2006             2005
Assets
Current assets:
 Cash and cash equivalents                          $    481            2,966
 Accounts receivable (including related party of
  $467 and $288 and net of allowance for doubtful
  accounts of $485 and $525, respectively)            10,906           11,731
 Inventory of parts and supplies                         769              799
 Prepaid tires on equipment                            2,137            1,959
 Prepaid taxes and licenses                              679            1,291
 Prepaid insurance                                     1,178              259
 Prepaid expenses, other                                 636              564
  Total current assets                                16,786           19,569

Property, plant and equipment, at cost               266,086          246,725
Less accumulated depreciation and depletion          (83,365)         (81,789)
  Net property, plant and equipment                  182,721          164,936

Real estate held for investment, at cost               1,093            1,093
Goodwill                                               1,087            1,087
Other assets                                           7,454            7,030

Total assets                                        $209,141          193,715

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  4,152            5,674
 Federal and state income taxes payable                1,393              642
 Accrued payroll                                       2,348            3,247
 Accrued insurance reserves                            4,823            3,774
 Accrued liabilities, other                              309              452
 Long-term debt due within one year                    2,507            2,432
  Total current liabilities                           15,532           16,221

Long-term debt                                        60,412           48,468
Deferred income taxes                                 13,905           14,394
Accrued insurance reserves                             4,993            4,993
Other liabilities                                      1,851            1,738
Commitments and contingencies (Note 9)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  2,994,997 and 2,965,075 shares issued
  and outstanding, respectively                          300              297
 Capital in excess of par value                       28,041           27,100
 Retained earnings                                    84,107           80,504
  Total shareholders' equity                         112,448          107,901

Total liabilities and shareholders' equity          $209,141          193,715
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                        THREE MONTHS             SIX MONTHS
                                       ENDED MARCH 31,         ENDED MARCH 31,
                                       2006       2005         2006       2005
                                               (restated)             (restated)
Revenues:
  Transportation                    $ 30,345     27,496       60,645     54,531
  Real estate                          5,216      4,563       10,339      8,947
Total revenues (including revenue
  from related parties of $2,066,
  $1,662, $3,846 and $3,197,
  respectively)                       35,561     32,059       70,984     63,478

Cost of operations:
  Transportation                      26,234     24,289       52,358     47,892
  Real estate                          2,490      2,056        5,007      3,910

Gross profit                           6,837      5,714       13,619     11,676

Selling, general and administrative
  expense (including expenses paid
  to a related party of $48, $23,
  $96 and $90, respectively)           3,114      2,329        5,923      4,729

Operating profit                       3,723      3,385        7,696      6,947
Interest income and other                 82          5           97         15
Interest expense                      (1,055)      (812)      (1,982)    (1,625)

Income before income taxes             2,750      2,578        5,811      5,337
Provision for income taxes            (1,045)    (1,005)      (2,208)    (2,080)

Net income                          $  1,705      1,573        3,603      3,257

Earnings per common share:
  Basic                             $    .57        .53         1.21       1.11
  Diluted                           $    .56        .52         1.17       1.08

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share     2,972      2,948        2,969      2,940
  -diluted earnings per common share   3,070      3,037        3,069      3,019

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (In thousands)
                                    (Unaudited)
                                                              2006      2005
                                                                     (restated)
Cash flows from operating activities:
 Net income                                                $ 3,603     3,257
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  6,643     6,219
   Deferred income taxes                                      (625)   (4,065)
   Gain on sale of equipment                                  (721)     (382)
   Tax benefit from stock option exercise                        -       227
   Stock-based compensation                                    586         -
   Net changes in operating assets and liabilities:
    Accounts receivable                                        914       248
    Inventory of parts and supplies                             30       (17)
    Prepaid expenses and other current assets                 (421)     (608)
    Other assets                                              (691)     (864)
    Accounts payable and accrued liabilities                (1,515)      177
    Income taxes payable                                       662    (3,708)
    Long-term insurance reserves and other long-term
     liabilities                                               113        80

Net cash provided by operating activities                    8,578       564

Cash flows from investing activities:
 Purchase of transportation group property and equipment   (10,121)  ( 7,179)
 Purchase of real estate group property and equipment      (14,427)  (14,024)
 Cash held in escrow                                             -    16,553
 Proceeds from sale of real estate held for investment
  and property and equipment                                 1,108       823

Net cash used in investing activities                      (23,440)   (3,827)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    2,084     3,776
 Net increase (decrease)in revolving debt                   11,003      (219)
 Repayment of long-term debt                                (1,068)     (877)
 Excess tax benefits from exercise of stock options            105         -
 Proceeds from exercised stock options                         253       652

Net cash provided by financing activities                   12,377     3,332

Net (decrease) increase in cash and cash equivalents        (2,485)       69
Cash and cash equivalents at beginning of period             2,966       199
Cash and cash equivalents at end of the period             $   481       268



See accompanying notes.


      PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2006
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2005.


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

                            Three Months Ended March 31, 2005
				As Previously
                         Reported__	 Adjustments 	 As Restated_

Total revenues         $     32,014             45           32,059
Gross profit                  5,669             45            5,714
Operating profit              3,340	        45            3,385
Income before tax             2,533             45            2,578
Provision for income taxes      988             17            1,005
Net income                    1,545             28            1,573

Earnings per common share:
 Basic                 $        .52            .01              .53
 Diluted               $        .51            .01              .52


                            Six Months Ended March 31, 2005
				As Previously
                         Reported__	 Adjustments 	 As Restated_

Total revenues         $     63,388             90           63,478
Gross profit                 11,586             90           11,676
Operating profit              6,857	        90            6,947
Income before tax             5,247             90            5,337
Provision for income taxes    2,046             34            2,080
Net income                    3,201             56            3,257

Earnings per common share:
 Basic                 $       1.09            .02             1.11
 Diluted               $       1.06            .02             1.08

Cash flows from
 operating activities:
 Net income            $      3,201             56            3,257
 Deferred income taxes       (4,099)            34           (4,065)
 Net changes in operating
  assets and liabilities:
 Other assets                  (774)           (90)            (864)
 Net cash provided by
  operating activities          564              -              564


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

The transportation segment hauls liquid and dry bulk commodities and constuction materials by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and develops commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                            Three Months ended         Six Months ended
                                March 31,                 March 31,_  _
                             2006        2005          2006        2005
                                      (restated)                (restated)
Revenues:
   Transportation         $ 30,345      27,496        60,645      54,531
   Real estate               5,216       4,563        10,339       8,947
                          $ 35,561      32,059        70,984      63,478

Operating profit
   Transportation         $  1,920       1,364         3,891       2,813
   Real estate               2,726       2,505         5,332       5,036
   Corporate expenses         (923)       (484)       (1,527)       (902)
                          $  3,723       3,385         7,696       6,947

Identifiable assets                           March 31,  September 30,
                                                2006         2005

   Transportation                            $ 52,465       47,435
   Real estate                                154,262      141,646
   Cash items                                     481        2,966
   Unallocated corporate assets                 1,933        1,668
                                             $209,141      193,715


(5)  Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                              March 31,  September 30,
                                                2006         2005
     Revolving credit (uncollateralized)     $ 11,003            -
     Construction loan                              -        9,716
     5.7% to 9.5% mortgage notes
       due in installments through 2021        51,916       41,184
                                               62,919       50,900
     Less portion due within one year           2,507        2,432
                                             $ 60,412       48,468

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1.25% over the selected LIBOR and may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.20% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends.


(6) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to FRI. The Company also outsources certain administrative functions to FRI.


(7) Earnings per common share. The following details the computations of the basic and diluted earnings per common share (In thousands, except per share amounts).

                                      THREE MONTHS             SIX MONTHS
                             	       ENDED MARCH 31,         ENDED MARCH 31,
                                     2006     2005            2006     2005
                                           (restated)               (restated)
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share            2,972    2,948           2,969    2,940

Common shares issuable under
 stock options which are
 potentially dilutive                   98       89             100       79
Common shares used for diluted
 earnings per share                  3,070    3,037           3,069    3,019


Net income                         $ 1,705    1,573           3,603    3,257

Earnings per common share
 Basic                             $   .57      .53            1.21     1.11
 Diluted                           $   .56      .52            1.17     1.08


For the six months ended March 31, 2006, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the six months ended March 31, 2006, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive. For the six months ended March 31, 2005, all outstanding stock options were included in the calculation of diluted earnings per common share because the exercise prices of the stock options were lower than the average price of the common shares, and therefore were dilutive.


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

The Company has elected the modified prospective application transition method whereby the provisions of the statement will apply going forward only from the date of adoption to new share based payments, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. The Company did not restate prior years for pro forma expense amounts. In addition, compensation expense must be recognized for any awards modified, repurchased or cancelled after the date of adoption. The straight-line attribution model is used to measure compensation expense.

Prior to Feburary 2006, the Company had two Stock Option Plans (the 1995 Stock Option Plan and the 2000 Stock Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The options awarded under the two plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Options awarded to directors are exercisable immediately and options awarded to officers and employees become exercisable in cumulative installments of 20% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee.

In February, 2006 the Shareholders approved the 2006 Stock Incentive Plan which replaced the 2000 Stock Option Plan. The 2006 plan permits the grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. In February, 2006 15,960 shares of restricted stock were granted subject to forfeiture restrictions, tied to continued employment, that lapse 25% annually beginning on January 1, 2007. The number of common shares authorized for future issuance was 279,540 at March 31, 2006.

The Company utilized the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees in prior periods with the following weighted-average assumptions:
                                                Six Months ended
                                                     March 31,
                                                2006          2005
   Dividend yield                                 -             -
   Expected volatility                        41% - 53%     41% - 53%
   Average risk-free interest rate            3.2%-4.9%     3.2%-4.9%
   Expected life (in years)                   6.2 - 7.0     6.2 - 7.0

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

Under provisions of SFAS 123R, the Company recorded $459,000 of stock compensation expense in its consolidated statement of income for the three months ended March 31, 2006. This consisted of $286,000 for an annual stock award of 4,500 shares to non-employee directors, $134,000 for stock options issued in prior years, and $39,000 for restricted stock awards. Stock compensation expense was $284,000 net of deferred income tax benefits. This represents $.09 per common share for both basic and diluted earnings per common share. For the six months ended March 31, 2006, the Company recorded $586,000 of stock compensation expense in its consolidated statement of income. This consisted of $286,000 for an annual stock award to non-employee directors, $261,000 for stock options issued in prior years, and $39,000 for restricted stock awards. Stock compensation expense was $363,000 net of deferred income tax benefits. This represents $.12 per common share for both basic and diluted earnings per common share.

SFAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Financing cash flows for the six months ended March 31, 2006 included $105,000 of excess tax benefits from the exercise of stock options.

A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2005        337,900     $30.72       7.8
  Granted                     0     $    0               $     0
  Exercised               9,462     $26.71               $   131
  Forfeited               6,700     $33.66
Outstanding at
 March 31, 2006         321,738     $30.78       7.3     $ 4,988
Exerciseable at
 March 31, 2006         217,538     $29.23       7.0     $ 3,296
Vested during
 Six months ended
 March 31, 2006          37,500                          $   555

The aggregate intrinsic value of exercisable in-the-money options was $8,598,000 based on the market closing price of $68.76 on March 31, 2006 less exercise prices. The aggregate intrinsic value of all outstanding options at March 31, 2006 was $12,221,000. Gains of $378,000 were realized by option holders during the six months ended March 31, 2006. The realized tax benefit from options exercised for the six months ended March 31, 2006 was $142,000. Total compensation cost of options granted but not yet vested as of March 31, 2006 was $1,424,000, which is expected to be recognized over a weighted-average period of 2.7 years.


A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2005              0
  Granted                15,960     $63.64               $ 1,016
  Vested                      0                          $     0
  Forfeited                   0
Outstanding at
 March 31, 2006          15,960     $63.64       3.8     $ 1,016

Total compensation cost of restricted stock granted but not yet vested as of March 31, 2006 was $814,000 which is expected to be recognized over a weighted-average period of 3.8 years.

SFAS 123R requires the presentation of pro forma information for the comparative periods prior to its adoption as if all employee stock options had been accounted for under the fair value method of the original SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per common share if SFAS 123 had been applied to stock-based employee compensation to the prior-year periods (in thousands, except per share amounts):

Three months ended    Six months ended
  March 31, 2005       March 31, 2005
       (restated)           (restated)
Net income
    As reported                        $1,573               $3,257
    Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method, net of tax effects          195                  479
    Pro forma                          $1,378               $2,778

Basic earnings per common share
    As reported                        $  .53               $ 1.11
    Pro forma                          $  .47               $  .94
Diluted earnings per common share
    As reported                        $  .52               $ 1.08
    Pro forma                          $  .45               $  .92


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

(10)Customer Concentration. During the first six months of fiscal 2006, the transportation segment's ten largest customers accounted for approximately 47.9% of the transportation segment's revenue. One of these customers accounted for 11.0% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview - The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, regulations regarding driver qualifications and hours of service, construction activity, FRI's sales from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Baltimore/Washington area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects.

During the first six months of fiscal 2006, the transportation segment's ten largest customers accounted for approximately 47.9% of the transportation segment's revenue. One of those customers accounted for 11.0% of transportation segment's revenues. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Restatement of Prior Financial Information - The Company restated its consolidated balance sheet as of September 30, 2004 and its consolidated statement of shareholders' equity for the year then ended. The Company also restated its consolidated statements of income, shareholders' equity and cash flows for the year ended September 30, 2003. In addition, the Company restated its quarterly results of operations for fiscal 2005. The restatement corrects our historical accounting for recognizing rental revenue for scheduled rate increases on operating leases. For information with respect to the restatement, see Note 2 to the consolidated financial statements contained in the Company's Annual Report on 10-K for fiscal 2005. Throughout this Form 10Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Comparative Results of Operations for the Three Months Ended March 31, 2006 and 2005

Consolidated Results. - Net income for the second quarter of fiscal 2006 was $1,705,000, an increase of $132,000 or 8.4% compared to $1,573,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2006 was $0.56 compared to $0.52 in the second quarter of fiscal 2005.


Transportation
                                   Three Months Ended March 31
(dollars in thousands)             ___2006     %      2005     %_

Transportation revenue             $ 26,657   88%    25,221   92%
Fuel surcharges                       3,688   12%     2,275    8%

Revenues                             30,345  100%    27,496  100%

Compensation and benefits            11,797   39%    10,920   40%
Fuel expenses                         6,285   21%     5,025   18%
Insurance and losses                  2,917   10%     3,284   12%
Depreciation expense                  2,111    7%     2,007    7%
Other, net                            3,124   10%     3,053   11%

Cost of operations                   26,234   87%    24,289   88%

Gross profit                       $  4,111   13%     3,207   12%

Transportation segment revenues were $30,345,000 in the second quarter of 2006, an increase of $2,849,000 over the same quarter last year. Fuel surcharges accounted for $1,413,000 of the increase, resulting from higher diesel fuel costs during the quarter compared to the same quarter last year. Excluding fuel surcharges, revenue per mile increased 5.0%, reflecting better pricing for our services. Revenue miles in the current quarter were up .6% compared to the second quarter of 2005 and were hindered by low driver availability.

The Transportation segment's cost of operations in the second quarter of 2006 increased $1,945,000 to $26,234,000, as compared to $24,289,000 in the same quarter last year. The primary factor for the increase was higher diesel fuel costs. Average diesel fuel cost per gallon increased 21.7% in the second quarter of 2006 compared to the same quarter last year. Compensation and benefits were higher as a result of higher driver pay.


Real Estate
                                   Three Months Ended March 31
(dollars in thousands)             ___2006     %      2005     %_
                                                   (restated)
Royalties and rent                 $  1,648   32%     1,457   33%
Developed property rentals            3,568   68%     3,106   67%

Total Revenue                         5,216  100%     4,563  100%


Mining and land rent expenses           418    8%       274    6%
Developed property expenses           2,072   40%     1,782   39%

Cost of Operations                    2,490   48%     2,056   45%

Gross profit                       $  2,726   52%     2,507   55%


Real Estate segment revenues for the second quarter of fiscal 2006 were $5,216,000, an increase of $653,000 or 14.3% over the same quarter last year. Lease revenue from developed properties increased $462,000 or 14.9%, due to an increase in occupied square feet resulting from the leasing of a 74,600 square foot building in January 2005 and the completion of a pre-leased 145,180 square foot building in July 2005 along with higher rental rates on recently leased buildings. Royalties from mining operations increased $191,000 as a result of increased royalties per ton.

Real estate segment expenses increased to $2,490,000 during the second quarter of fiscal 2006, compared to $2,056,000 for the same quarter last year. Expenses related to development activities increased as a result of the new building additions and increased staffing.

Consolidated Results

Gross Profit - Consolidated gross profit was $6,837,000 in the second quarter of fiscal 2006 compared to $5,714,000 in the same period last year, an increase of 19.7%. Gross profit in the transportation segment increased $904,000 or 28.2%, primarily due to improved pricing as compared to the same quarter last year. Gross profit in the real estate segment increased $219,000 or 8.7% from the second quarter 2005, due to the increased revenues mostly offset by increased staffing.

Selling, general and administrative expense - Selling, general and administrative expenses increased $785,000 over the same quarter last year. The increase included $459,000 from stock compensation expense as required by SFAS 123R (see Note 8 of Condensed Notes to Consolidated Financial Statements) and $234,000 of higher incentive compensation accrual due to improved earnings. SG&A expense was 8.8% of revenue for the second quarter of fiscal 2006 compared to 7.3% for the same period last year.

Interest expense - Interest expense increased $243,000 over the same quarter last year. This is due to higher debt levels resulting from development of properties and the purchase of land for future development combined with higher interest rates.

Income taxes - Income tax expense increased $40,000 over the same quarter last year. This is due to higher earnings before taxes, partially offset by a decrease in the effective tax rate to 38.0% versus 39.0% for the same quarter last year.

Net income - Net income was $1,705,000 or $0.56 per diluted common share in the second quarter of fiscal 2006, an increase of $132,000 or 8.4% compared to $1,573,000 or $0.52 per diluted share in the same period last year.

Comparative Results of Operations for the Six Months Ended March 31,
2006 and 2005

Consolidated Results - Net income for the first six months of fiscal 2006 was $3,603,000, an increase of $346,000 or 10.6% compared to
$3,257,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2006 was $1.17 compared to $1.08 for the same period last year.

Transportation

                                     Six Months Ended March 31
(dollars in thousands)             ___2006     %      2005     %

Transportation revenue             $ 52,619   87%    49,896   92%
Fuel surcharges                       8,026   13%     4,635    8%

Revenues                             60,645  100%    54,531  100%


Compensation and benefits            23,006   38%    21,606   40%
Fuel expenses                        12,679   21%     9,924   18%
Insurance and losses                  6,149   10%     6,517   12%
Depreciation expense                  4,177    7%     3,988    7%
Other, net                            6,347   10%     5,857   11%

Cost of operations                   52,358   86%    47,892   88%

Gross profit                       $  8,287   14%     6,639   12%


Transportation segment revenues were $60,645,000 in the first six months of 2006, an increase of $6,114,000 over the same period last year. Fuel surcharges accounted for $3,391,000 of the increase. Excluding fuel surcharges, revenue per mile increased 6.0%, reflecting better pricing for our services. Revenue miles in the first six months of 2006 were down .5% compared to the first six months of 2005 and were hindered by low driver availability.

The Transportation segment's cost of operations in the first six months of 2006 increased $4,466,000 to $52,358,000, as compared to $47,892,000 in the same period last year. The primary factor for the increase was higher diesel fuel costs. Average diesel fuel cost per gallon increased 23.2% in the first six months of 2006 compared to the same period last year. Compensation and benefits were higher as a result of higher driver pay.


Real Estate
                                     Six Months Ended March 31
(dollars in thousands)             ___2006     %      2005     %
                                                (restated)
Royalties and rent                 $  3,227   31%     2,882   32%
Developed property rentals            7,112   69%     6,065   68%

Total Revenue                        10,339  100%     8,947  100%


Mining and land rent expenses           863    8%       631    7%
Developed property expenses           4,144   40%     3,279   37%

Cost of Operations                    5,007   48%     3,910   44%

Gross profit                       $  5,332   52%     5,037   56%


Real Estate segment revenues for the first six months of fiscal 2006 were $10,339,000, an increase of $1,392,000 or 15.6% over the same period last year. Lease revenue from developed properties increased $1,047,000 or 17.3%, due to an 9.4% increase in occupied square feet resulting from the completion of a pre-leased 74,600 square foot building in January 2005 and the completion of a pre-leased 145,180 square foot building in July 2005 along with higher rental rates on recently leased buildings. Royalties from mining operations increased as a result of increased royalties per ton.

Real estate segment expenses increased to $5,007,000 during the first six months of fiscal 2006, compared to $3,910,000 for the same period last year. Expenses related to development activities increased as a result of the new building additions, increased staffing and professional fees.

Consolidated Results

Gross Profit - Consolidated gross profit was $13,619,000 in the first six months of fiscal 2006 compared to $11,676,000 in the same period last year, an increase of 16.6%.

Selling, general and administrative expense - Selling, general and administrative expenses increased $1,194,000 over the same period last year. The increase included $586,000 from stock compensation expense as required by SFAS 123R (see Note 8 of Condensed Notes to Consolidated Financial Statements) and $389,000 of higher incentive compensation accrual due to improved earnings. SG&A expense was 8.3% of revenue for the first six months of fiscal 2006 compared to 7.4% for the same period last year.

Interest expense - Interest expense increased $357,000 over the same period last year. This is due to higher debt levels resulting from development of properties and the purchase of land for future development combined with higher interest rates.

Income taxes - Income tax expense increased $128,000 over the same period last year. This is due to higher earnings before taxes, partially offset by a decrease in the effective tax rate to 38.0% versus 39.0% for the same period last year.

Net income - Net income was $3,603,000 or $1.17 per diluted common share in the first six months of fiscal 2006, an increase of $346,000 or 10.6% compared to $3,257,000 or $1.08 per diluted common share in the same period last year.

Liquidity and Capital Resources

For the first six months of fiscal 2006, the Company used cash provided by operations, borrowings under its Revolver and secured borrowings to finance its operating activities and the purchase of $24,548,000 in property and equipment and to make scheduled payments on long-term debt.

Investing activities included $10,105,000 for the purchase of land for future development, $4,322,000 for real estate development, and $10,121,000 for the purchase of transportation group equipment.

The Company has a $37,000,000 revolving credit agreement (the Revolver) of which $25,997,000 was available at March 31, 2006. In the quarter ended December 31, 2005, the Company used $10,105,000 borrowed under the Revolver to purchase 103 acres of undeveloped land located in Manassas, Virginia. The balance of the funds borrowed under the Revolver was used for other investment activities. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Revolver will expire on December 31, 2009.

During the second quarter of fiscal 2006 the Company converted a construction loan into a 15-year non-recourse mortgage of $11,800,000 with an interest rate of 6.17%. The construction loan was used to develop a 145,000 square foot build-to-suit warehouse/office building pursuant to a 15-year triple net lease.

The Company had $16,823,000 of irrevocable letters of credit outstanding as of March 31, 2006. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these were issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of March 31, 2006, $3,490,000 was authorized to repurchase the Company's common stock. No shares were repurchased during the first six months of fiscal 2006.

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

Under provisions of SFAS 123R, the Company recorded $459,000 of stock compensation expense in its consolidated statement of income for the three months ended March 31, 2006. This consisted of $286,000 for an annual stock award to non-employee directors, $134,000 for stock options issued in prior years, and $39,000 for restricted stock. Stock compensation expense was $284,000 net of deferred income tax benefits. This represents $.09 per common share for both basic and diluted earnings per common share. For the six months ended March 31, 2006, the Company recorded $586,000 of stock compensation expense in its consolidated statement of income. This consisted of $286,000 for an annual stock award to non-employee directors, $261,000 for stock options issued in prior years, and $39,000 for restricted stock. Stock compensation expense was $363,000 net of deferred income tax benefits. This represents $.12 per common share for both basic and diluted earnings per common share.

SFAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Financing cash flows for the six months ended March 31, 2006 included $105,000 of excess tax benefits from the exercise of stock options.

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

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI. The cost of these administrative functions was $48,000 and $23,000 for the quarters ending March 31, 2006 and 2005, respectively.

The Company's independent directors are considering a proposed 50-50 joint venture with FRI to develop approximately 4,300 acres of land near
Brooksville, Florida.   As proposed, the Company would contribute to the
joint venture 3,443 acres that it owns and leases to FRI under a long term mining lease that potentially runs until 2092. Patriot would also contribute one-half of the acquisition costs of a 288 acre parcel recently acquired by FRI. FRI would contribute its leasehold interest in the 3,443 acres as well as 841 acres owned by FRI (inclusive of the
288 acre parcel).   The property does not yet have the necessary
entitlements for development.    The proposal under consideration would
allow continued mining by FRI on at least a portion of this property for at least the next 15 years, with payment of royalties to the Company on product mined and sold. Management believes that both the Company and FRI ultimately would realize greater value from development of the Brooksville property rather than continued operation of the property under the long-term mining lease.

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

Changes in internal controls. There have been no changes in the Company's internal controls over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 1, 2006, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown.

                      Term       Votes     Votes      Broker/
                      Ending     For       Withheld   Non-Votes
Thompson S. Baker II  2010       2,585,028  220,831      -
Martin E. Stein Jr.   2010       2,711,408   94,451      -
John E. Anderson      2007       2,595,979  209,880      -

The directors whose terms of office as director have continued after the meeting are John D. Baker II, Luke E. Fichthorn III, James H.
Winston, Robert H. Paul III, Charles E. Commander III, Edward L. Baker and H. W. Shad III.

In addition, the shareholders of the Company approved the 2006 Stock Incentive Plan (the 2006 Plan), an omnibus stock plan that permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. A maximum of 300,000 shares are available for grants of all equity awards under the 2006 Plan. The 2006 Plan replaces the Company's 2000 Stock Option Plan and was approved by the votes shown:

Votes for:	1,990,581
Votes against:	  315,197
Abstaining:	      988


Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page
24.







                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2006             PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006
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

(3)(a)(3)		Amendments to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the
Secretary of State of Florida on February 7,1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December 15, 1994.
File No. 33-26115.

(3)(a)(4)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc., filed with the Florida Secretary of State on May 6, 1999 incorporated by reference to a form of such amendment filed as Exhibit 4 to the Company's Form
8-K dated May 5, 1999.  File No. 33-26115.

(3)(a)(5)		Amendment to the Articles of Incorporation of
Patriot Transportation Holding, Inc. filed with the
Secretary of State of Florida on February 21, 2000, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended
March 31, 2000.  File No. 33-26115.

(3)(b)(1)		Amended and Restated Bylaws of Patriot
Transportation Holding, Inc. adopted August 3,
2005, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated August 3, 2005. File
No. 33-26115.

(4)(a)		Articles III, VII and XII of the Articles of
Incorporation of Patriot Transportation Holding,
Inc., incorporated by reference to an exhibit filed
with Form S-4 dated December 13, 1988.   An amended
Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and
XIV, incorporated by reference to an appendix filed with the Company's Proxy Statement dated December
15, 1994. File No. 33-26115.

(4)(b)		Specimen stock certificate of Patriot
Transportation Holding, Inc., incorporated by
reference to an exhibit filed with Form S-4 dated
December 13, 1988.   File No. 33-26115.

(4)(c)		Rights Agreement, dated as May 5, 1999 between the
Company and First Union National Bank, incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No. 33-26115.

(10)(a)		Various mining leases and mining royalty agreements
with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated
September 1, 1986, between Florida Rock Industries
Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit
(10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(b)		License Agreement, dated June 30, 1986, from
Florida Rock Industries, Inc. to Florida Rock &
Tank Lines, Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File
No. 33-26115.

(10)(c)		Mining Lease Agreement, dated September 1, 1986,
between Florida Rock Industries, Inc. and Florida
Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated
December 13, 1988.  File No. 33-26115.

(10)(d)		Summary of Medical Reimbursement Plan of Patriot
Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
33-26115.

(10)(e)		Summary of Management Incentive Compensation Plans,
incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)		Management Security Agreements between the Company
and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit
(10)(I)) with Form S-4 dated December 13, 1988.
File No. 33-26115.

(10)(g)(1)		Patriot Transportation Holding, Inc. 1995 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1994. File No. 33-26115.

(10)(g)(2)		Patriot Transportation Holding, Inc. 2000 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 15, 1999.  File No. 33-26115.

(10)(g)(3)		Patriot Transportation Holding, Inc. 2006 Stock
Incentive Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated
December 29, 2005.  File No. 33-26115.

(10)(h)		Agreement of Purchase and Sale dated October 21,
2003 between FRP Bird River, LLC and The Ryland
Group, Inc., incorporated by reference to an exhibit filed with Form 10-K for the year ended
September 30, 2003. File No. 33-26115.

(10)(i)		Amended and Restated Revolving Credit Agreement
dated November 10, 2004 among Patriot
Transportation Holding, Inc. as Borrower, the
Lenders from time to time party hereto and Wachovia
Bank, National Association as Administrative Agent, incorporated by reference to the Company's Form 8-K dated November 16, 2004. File No. 33-26115.

(10)(j)		The Company and its consolidated subsidiaries have
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
Executive Officers, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2005 and Form 8-K filed
December 2, 2005.  File No. 33-26115.

(14)   		Financial Code of Ethical Conduct between the
Company, Chief Executive Officers and Financial
Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-
26115.

(31)(a)		Certification of John E. Anderson.

(31)(b)		Certification of Ray M. Van Landingham.

(31)(c)		Certification of John D. Klopfenstein.

(32)   		Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.