Form 10-Q
period 2006-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2006-08-14
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2006: 3,011,789 shares of $.10 par value common stock.

PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006


CONTENTS

                                                                   Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         1
   Consolidated Statements of Income                                   2
   Consolidated Statements of Cash Flows                               3
   Condensed Notes to Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  24

Item 4.  Controls and Procedures                                      25


Part II.  Other Information

Item 6.  Exhibits                                                     26

Signatures                                                            27

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               32

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              35


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                      (Unaudited)
                                                     June 30,     September 30,
                                                       2006             2005
Assets
Current assets:
 Cash and cash equivalents                          $    658            2,966
 Accounts receivable (including related party of
  $616 and $288 and net of allowance for doubtful
  accounts of $375 and $525, respectively)            10,851           11,731
 Inventory of parts and supplies                         755              799
 Prepaid tires on equipment                            2,107            1,959
 Prepaid taxes and licenses                              242            1,291
 Prepaid insurance                                     1,230              259
 Prepaid expenses, other                               1,039              564
  Total current assets                                16,882           19,569

Property, plant and equipment, at cost               271,292          246,725
Less accumulated depreciation and depletion          (85,295)         (81,789)
  Net property, plant and equipment                  185,997          164,936

Real estate held for investment, at cost               1,093            1,093
Goodwill                                               1,087            1,087
Unrealized rents                                       2,052            1,608
Other assets                                           5,396            5,422

Total assets                                        $212,507          193,715

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  5,341            5,674
 Federal and state income taxes payable                2,005              642
 Accrued payroll                                       3,991            3,247
 Accrued insurance reserves                            4,753            3,774
 Accrued liabilities, other                              358              452
 Long-term debt due within one year                    2,517            2,432
  Total current liabilities                           18,965           16,221

Long-term debt                                        57,192           48,468
Deferred income taxes                                 14,080           14,394
Accrued insurance reserves                             4,993            4,993
Other liabilities                                      2,046            1,738
Commitments and contingencies (Note 10)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,011,789 and 2,965,075 shares issued
  and outstanding, respectively                          301              297
 Capital in excess of par value                       28,979           27,100
 Retained earnings                                    85,951           80,504
  Total shareholders' equity                         115,231          107,901

Total liabilities and shareholders' equity          $212,507          193,715
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                        THREE MONTHS            NINE MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                       2006       2005         2006       2005
                                               (restated)             (restated)
Revenues:
  Transportation                    $ 32,435     28,638       93,080     83,169
  Real estate                          5,176      4,468       15,515     13,415
Total revenues (including revenue
  from related parties of $2,257,
  $1,784, $6,104 and $4,981,
  respectively)                       37,611     33,106      108,595     96,584

Cost of operations:
  Transportation                      28,114     24,396       80,472     72,288
  Real estate                          2,157      1,858        7,164      5,768
Total cost of operations              30,271     26,254       87,636     78,056

Gross profit:
  Transportation                       4,321      4,242       12,608     10,881
  Real estate                          3,019      2,610        8,351      7,647
Total gross profit                     7,340      6,852       20,959     18,528

Selling, general and administrative
  expense (including expenses paid
  to a related party of $48, $39,
  $143 and $127, respectively)         3,286      2,561        9,209      7,290

Operating profit                       4,054      4,291       11,750     11,238
Interest income and other                 28          2          125         17
Interest expense                      (1,036)      (785)      (3,018)    (2,410)

Income before income taxes             3,046      3,508        8,857      8,845
Provision for income taxes            (1,202)    (1,368)      (3,410)    (3,448)

Net income                          $  1,844      2,140        5,447      5,397

Earnings per common share:
  Basic                             $    .62        .72         1.83       1.83
  Diluted                           $    .59        .70         1.77       1.78

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share     2,985      2,958        2,974      2,946
  -diluted earnings per common share   3,105      3,040        3,085      3,026

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (In thousands)
                                    (Unaudited)
                                                              2006      2005
                                                                     (restated)
Cash flows from operating activities:
 Net income                                                $ 5,447     5,397
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  9,995     9,331
   Deferred income taxes                                      (845)   (2,870)
   Gain on sale of equipment                                  (917)     (584)
   Tax benefit from stock option exercise                        -       283
   Stock-based compensation                                    778         -
   Net changes in operating assets and liabilities:
    Accounts receivable                                        880       954
    Inventory of parts and supplies                             44       (74)
    Prepaid expenses and other current assets                  (14)      (85)
    Other assets                                              (831)     (941)
    Accounts payable and accrued liabilities                 1,296     1,608
    Income taxes payable                                     1,363    (5,559)
    Long-term insurance reserves and other long-term
     liabilities                                               308       119

Net cash provided by operating activities                   17,504     7,579

Cash flows from investing activities:
 Purchase of transportation group property and equipment   (13,815)  ( 9,031)
 Purchase of real estate group property and equipment      (17,194)  (16,405)
 Cash held in escrow                                             -    16,553
 Proceeds from sale of real estate held for investment
  and property and equipment                                 1,283     1,155

Net cash used in investing activities                      (29,726)   (7,728)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    2,084     5,745
 Net increase (decrease)in revolving debt                    8,420    (3,201)
 Repayment of long-term debt                                (1,695)   (1,345)
 Excess tax benefits from exercise of stock options            406         -
 Proceeds from exercised stock options                         699       808

Net cash provided by financing activities                    9,914     2,007

Net (decrease) increase in cash and cash equivalents        (2,308)    1,858
Cash and cash equivalents at beginning of period             2,966       199
Cash and cash equivalents at end of the period             $   658     2,057



See accompanying notes.


      PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2006
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2005.


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

                            Three Months Ended June 30, 2005
			As Previously
                          Reported	 Adjustments 	 As Restated

Total revenues         $     33,061             45           33,106
Gross profit                  6,807             45            6,852
Operating profit              4,246	        45            4,291
Income before tax             3,463             45            3,508
Provision for income taxes    1,351             17            1,368
Net income                    2,112             28            2,140

Earnings per common share:
 Basic                 $        .71            .01              .72
 Diluted               $        .69            .01              .70


                            Nine Months Ended June 30, 2005
			As Previously
                           Reported	 Adjustments 	 As Restated

Total revenues         $     96,449            135           96,584
Gross profit                 18,393            135           18,528
Operating profit             11,103	       135           11,238
Income before tax             8,710            135            8,845
Provision for income taxes    3,397             51            3,448
Net income                    5,313             84            5,397

Earnings per common share:
 Basic                 $       1.80            .03             1.83
 Diluted               $       1.76            .02             1.78

Cash flows from
 operating activities:
 Net income            $      5,313             84            5,397
 Deferred income taxes       (2,921)            51           (2,870)
 Net changes in operating
  assets and liabilities:
 Other assets                  (806)          (135)            (941)
 Net cash provided by
  operating activities        7,579              -            7,579


(3) Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

(4) Accrued Vacation Liability. The Company recorded a liability of $1,055,000 in the third quarter of 2006 to reflect the Company's obligation for vacation pay. Under generally accepted accounting principles, compensated absences must be accrued for both hourly and salaried employees. Under FAS No. 43 "Accounting for Compensated Absences," the accrual must consist of the vested liability as well as the portion of the unvested liability that is deemed to be earned. In prior years, the Company did not accrue for this liability but made a determination that the accrual was not material to the Company's financial statements. The Company expensed payments of vacation pay to hourly and salaried employees when paid. The Company's policy does not permit vacation to be rolled over from year to year for salaried employees but permits hourly employees to rollover a maximum of five days. The Company's payroll systems do not permit the Company to determine accrued vacation liability as of the end of prior fiscal periods; accordingly, the Company has determined that the accrued liability should be recorded in the third quarter of 2006. The impact on the balance sheet of recording this liability was to increase payroll liability by $1,055,000, to increase the current portion of deferred tax benefits by $406,000 and to reduce shareholder's equity by $649,000. These entries did not affect net cash provided by operations. The effect of these entries on the income statement is shown in the table below:

                                              Increase/(Decrease)
Cost of operations:
  Transportation                                 $    712
  Real estate                                          82
Total cost of operations                              794

Selling, general and administrative expense           261

Income before income taxes                         (1,055)
Provision for income taxes                           (406)

Net income                                       $ (  649)

Earnings per common share:
  Basic                                          $  ( .22)
  Diluted                                        $  ( .21)

(5) Business Segments. The Company has identified two business segments, each of which is managed separately along product lines. The Company's operations are substantially in the Southeastern and Mid-Atlantic states.

The transportation segment hauls liquid and dry bulk commodities and construction materials by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and develops commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                            Three Months ended         Nine Months ended
                                 June 30,                   June 30,
                             2006        2005          2006        2005
                                      (restated)                (restated)
Revenues:
   Transportation         $ 32,435      28,638        93,080      83,169
   Real estate               5,176       4,468        15,515      13,415
                          $ 37,611      33,106       108,595      96,584

Operating profit
   Transportation         $  2,097       2,059         5,988       4,872
   Real estate               3,019       2,610         8,351       7,646
   Corporate expenses       (1,062)       (378)       (2,589)     (1,280)
                          $  4,054       4,291        11,750      11,238

Identifiable assets                           June 30,  September 30,
                                                2006         2005

   Transportation                            $ 53,770       47,435
   Real estate                                155,832      141,646
   Cash items                                     658        2,966
   Unallocated corporate assets                 2,247        1,668
                                             $212,507      193,715


(6) Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                              June 30,   September 30,
                                                2006         2005
     Revolving credit (uncollateralized)     $  8,420            -
     Construction loan                              -        9,716
     5.7% to 9.5% mortgage notes
       due in installments through 2021        51,289       41,184
                                               59,709       50,900
     Less portion due within one year           2,517        2,432
                                             $ 57,192       48,468

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


(7) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to FRI. The Company also outsources certain administrative functions to FRI.

For information regarding a joint venture with FRI, see Note 12, Recent Developments.


(8) Earnings per common share. The following details the computations of the basic and diluted earnings per common share (In thousands, except per share amounts).

                                      THREE MONTHS             NINE MONTHS
                              	     ENDED JUNE 30,           ENDED JUNE 30,
                                     2006     2005            2006     2005
                                           (restated)               (restated)
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share            2,985    2,958           2,974    2,946

Common shares issuable under
 stock options which are
 potentially dilutive                  120       82             111       80
Common shares used for diluted
 earnings per share                  3,105    3,040           3,085    3,026


Net income                         $ 1,844    2,140           5,447    5,397

Earnings per common share
 Basic                             $   .62      .72            1.83     1.83
 Diluted                           $   .59      .70            1.77     1.78


For the nine months ended June 30, 2006, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the nine months ended June 30, 2006, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive. For the nine months ended June 30, 2005, all outstanding stock options were included in the calculation of diluted earnings per common share because the exercise prices of the stock options were lower than the average price of the common shares, and therefore were dilutive.


(9) Stock-Based Compensation Plan. Effective October 1, 2005, the Company adopted SFAS 123R "Share-Based Payment" for its stock-based employee compensation plans. Under SFAS 123R, compensation expense must be measured and recognized for all share-based payments at the grant date based on the fair value of the award and such costs must be included in the statement of operations over the requisite service period. Prior to October 1, 2005 the company followed APB Opinion No. 25, "Accounting for Stock Issued to Employees".

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

Prior to February 2006, the Company had two Stock Option Plans (the 1995 Stock Option Plan and the 2000 Stock Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The options awarded under the two plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Options awarded to directors are exercisable immediately and options awarded to officers and employees become exercisable in cumulative installments of 20% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee.

In February, 2006 the Shareholders approved the 2006 Stock Incentive Plan which replaced the 2000 Stock Option Plan. The 2006 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. In February, 2006 15,960 shares of restricted stock were granted subject to forfeiture restrictions, tied to continued employment, that lapse 25% annually beginning on January 1, 2007. The number of common shares authorized for future issuance was 279,540 at June 30, 2006.

The Company utilized the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees in prior periods. Each grant was evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 41% and 53%, risk-free interest rate of 3.2% to 4.9% and expected life of 6.2 to 7.0 years.

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

Under provisions of SFAS 123R, the Company recorded $192,000 of stock compensation expense in its consolidated statement of income for the three months ended June 30, 2006. This consisted of $133,000 for stock options issued in prior years, and $59,000 for restricted stock awards. Stock compensation expense was $118,000 net of deferred income tax benefits. This represents $.04 per common share for both basic and diluted earnings per common share. For the nine months ended June 30, 2006, the Company recorded $778,000 of stock compensation expense in its consolidated statement of income. This consisted of $286,000 for an annual stock award to non-employee directors, $394,000 for stock options issued in prior years, and $98,000 for restricted stock awards. Stock compensation expense was $478,000 net of deferred income tax benefits. This represents $.16 per common share for both basic and diluted earnings per common share.

SFAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Financing cash flows for the nine months ended June 30, 2006 included $406,000 of excess tax benefits from the exercise of stock options.

A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2005        337,900     $30.72       7.8
  Granted                     0     $    0               $     0
  Exercised              26,454     $26.41               $   359
  Forfeited               6,700     $33.66
Outstanding at
 June 30, 2006          304,746     $31.03       7.1     $ 4,760
Exerciseable at
 June 30, 2006          201,546     $29.19       6.8     $ 3,086
Vested during
 Nine months ended
 June 30, 2006           39,000                          $   572

The aggregate intrinsic value of exercisable in-the-money options was $11,607,000 based on the market closing price of $86.78 on June 30, 2006 less exercise prices. The aggregate intrinsic value of all outstanding options at June 30, 2006 was $16,990,000. Gains of $1,404,000 were realized by option holders during the nine months ended June 30, 2006. The realized tax benefit from options exercised for the nine months ended June 30, 2006 was $528,000. Total compensation cost of options granted but not yet vested as of June 30, 2006 was $1,292,000, which is expected to be recognized over a weighted-average period of 2.5 years.


A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2005              0
  Granted                15,960     $63.64               $ 1,016
  Vested                      0                          $     0
  Forfeited                 200     $63.54
Outstanding at
 June 30, 2006           15,760     $63.64       3.5     $ 1,003

Total compensation cost of restricted stock granted but not yet vested as of June 30, 2006 was $765,000 which is expected to be recognized over a weighted-average period of 3.2 years.

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

                               Three months ended    Nine months ended
                                 June 30, 2005         June 30, 2005
                                   (restated)           (restated)
Net income
    As reported                        $2,140               $5,397
    Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method, net of tax effects          179                  658
    Pro forma                          $1,961               $4,739

Basic earnings per common share
    As reported                        $  .72               $ 1.83
    Pro forma                          $  .66               $ 1.61
Diluted earnings per common share
    As reported                        $  .70               $ 1.78
    Pro forma                          $  .65               $ 1.57


(10) Contingent liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management none of these matters are expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

(11) Customer Concentration. During the first nine months of fiscal 2006, the transportation segment's ten largest customers accounted for approximately 47.1% of the transportation segment's revenue. One of these customers accounted for 11.5% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

(12) Recent developments. On August 2, 2006, the Company's independent directors approved a 50-50 real estate joint venture between a subsidiary of the Company (FRP) and Florida Rock Industries, Inc. (FRI) to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP will contribute its fee interest in 3,443 acres that it currently leases to FRI under a long-term mining lease. FRP also will reimburse FRI for one-half of the acquisition costs (approximately $3 million) of a 288 acre contiguous parcel recently acquired by FRI from a third party. The 288 acre parcel will be contributed to the Joint Venture.

FRI will contribute 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leases from FRP. The joint venture will be jointly controlled by FRI and FRP, and they will each have a mandatory obligation to fund additional capital contributions of up to $2 million. Distributions will also be made on a 50-50 basis.

The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the entitlement process may take several years to complete.

In connection with the Joint Venture, the independent directors of the Company also approved certain extensions of lease agreements between FRP and FRI on FRI's corporate headquarters in Jacksonville, Florida, the Astatula and Marion Sand mining properties, also in Florida. The Company and FRI also agreed that a 2,500 acre tract of the Grandin mining property, in Florida, due to be released will remain subject to the lease and available for future mining.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity, FRI's sales from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Baltimore/Washington area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects.

During the first nine months of fiscal 2006, the transportation segment's ten largest customers accounted for approximately 47.1% of the transportation segment's revenue. One of those customers accounted for 11.5% of transportation segment's revenues. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

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

Comparative Results of Operations for the Three Months Ended June 30, 2006 and 2005

Consolidated Results. - Net income for the third quarter of fiscal 2006 was $1,844,000, a decrease of $296,000 or 13.8% compared to $2,140,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2006 was $0.59 compared to $0.70 in the third quarter of fiscal 2005. Net income for the third quarter of fiscal 2006 was adversely impacted by $649,000 ($.21 per diluted common share) of vacation expense, net of income tax benefits, that was not previously accrued.


Transportation
                                     Three Months Ended June 30
(dollars in thousands)                2006     %      2005     %

Transportation revenue             $ 27,967   86%    25,823   90%
Fuel surcharges                       4,468   14%     2,815   10%

Revenues                             32,435  100%    28,638  100%

Compensation and benefits            12,637   39%    11,187   39%
Fuel expenses                         7,257   22%     5,534   19%
Insurance and losses                  2,602    8%     2,633    9%
Depreciation expense                  2,109    7%     1,979    7%
Other, net                            3,509   11%     3,063   11%

Cost of operations                   28,114   87%    24,396   85%

Gross profit                       $  4,321   13%     4,242   15%

Transportation segment revenues were $32,435,000 in the third quarter of 2006, an increase of $3,797,000 over the same quarter last year. Fuel surcharges accounted for $1,653,000 of the increase, resulting from higher diesel fuel costs during the quarter compared to the same quarter last year. Excluding fuel surcharges, revenue per mile increased 6.1%, reflecting better pricing for our services. Revenue miles in the current quarter were up 1.7% compared to the third quarter of 2005 and were hindered by low driver availability.

The Transportation segment's cost of operations in the third quarter of 2006 increased $3,718,000 to $28,114,000, as compared to $24,396,000 in the same quarter last year. The primary factor for the increase was higher diesel fuel costs. Average diesel fuel cost per gallon increased 28.7% in the third quarter of 2006 compared to the same quarter last year. Compensation and benefits were higher as a result of vacation expense not previously accrued, the increased miles and higher driver pay.


Real Estate
                                     Three Months Ended June 30
(dollars in thousands)                2006     %      2005     %
                                                   (restated)
Royalties and rent                 $  1,753   34%     1,687   38%
Developed property rentals            3,423   66%     2,781   62%

Total Revenue                         5,176  100%     4,468  100%


Mining and land rent expenses           351    7%       393    9%
Developed property expenses           1,806   35%     1,465   33%

Cost of Operations                    2,157   42%     1,858   42%

Gross profit                       $  3,019   58%     2,610   58%


Real Estate segment revenues for the third quarter of fiscal 2006 were $5,176,000, an increase of $708,000 or 15.8% over the same quarter last year. Lease revenue from developed properties increased $642,000 or 23.1%, due to an increase in occupied square feet resulting from the completion of a pre-leased 145,180 square foot building in July 2005 along with higher rental rates on new leases and higher average occupancy. Royalties from mining operations increased $66,000 as a result of increased royalties per ton.

Real estate segment expenses increased to $2,157,000 during the third quarter of fiscal 2006 compared to $1,858,000 for the same quarter last year. Expenses related to development activities increased as a result of the new building addition and increased staffing to facilitate continuing portfolio expansion.

Consolidated Results

Gross Profit - Consolidated gross profit was $7,340,000 in the third quarter of fiscal 2006 compared to $6,852,000 in the same period last year, an increase of 7.1%. Gross profit in the transportation segment increased $79,000 or 1.9%, primarily due to improved pricing, operating efficiencies and increased miles partially offset by $712,000 of vacation expense not previously accrued as compared to the same quarter last year. Gross profit in the real estate segment increased $409,000 or 15.7% from the third quarter 2005, due to the increased revenues partially offset by costs associated with increased square footage leased, increased staffing and $82,000 of vacation expense not previously accrued.

Selling, general and administrative expense - Selling, general and administrative expenses increased $725,000 over the same quarter last year. The increase included $192,000 from stock compensation expense as required by SFAS 123R (see Note 9 of Condensed Notes to Consolidated Financial Statements), $179,000 of audit fees and Sarbanes-Oxley compliance work and $261,000 of vacation expense not previously accrued. SG&A expense was 8.7% of revenue for the third quarter of fiscal 2006 compared to 7.7% for the same period last year.

Interest expense - Interest expense increased $251,000 over the same quarter last year. This is due to higher debt levels in the real estate segment resulting from development of properties and the purchase of land for future development combined with higher interest rates on the Company's Revolver.

Income taxes - Income tax expense decreased $166,000 over the same quarter last year. This is due to lower earnings before taxes, partially offset by a decrease in the effective tax rate to 38.5% versus 39.0% for the same quarter last year.

Net income - Net income for the third quarter of fiscal 2006 was $1,844,000, a decrease of $296,000 or 13.8% compared to $2,140,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2006 was $0.59 compared to $0.70 in the third quarter of fiscal 2005. Net income for the third quarter of fiscal 2006 was adversely impacted by $649,000 ($.21 per diluted common share) of vacation expense, net of income tax benefits, that was not previously accrued.


Comparative Results of Operations for the Nine Months Ended June 30,
2006 and 2005

Consolidated Results - Net income for the first nine months of fiscal 2006 was $5,447,000, an increase of $50,000 or .9% compared to $5,397,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2006 was $1.77 compared to $1.78 for the same period last year. Net income for the first nine months of fiscal 2006 includes $649,000 ($.21 per diluted common share) of vacation expense, net of income tax benefits, that was not previously accrued.

Transportation

                                     Nine Months Ended June 30
(dollars in thousands)                2006     %      2005     %

Transportation revenue             $ 80,587   87%    75,719   91%
Fuel surcharges                      12,493   13%     7,450    9%

Revenues                             93,080  100%    83,169  100%


Compensation and benefits            35,643   38%    32,793   39%
Fuel expenses                        19,936   21%    15,458   19%
Insurance and losses                  8,751    9%     9,150   11%
Depreciation expense                  6,286    7%     5,967    7%
Other, net                            9,856   11%     8,920   11%

Cost of operations                   80,472   86%    72,288   87%

Gross profit                       $ 12,608   14%    10,881   13%


Transportation segment revenues were $93,080,000 in the first nine months of 2006, an increase of $9,911,000 over the same period last year. Fuel surcharges accounted for $5,043,000 of the increase. Excluding fuel surcharges, revenue per mile increased 6.2%, reflecting better pricing for our services. Revenue miles in the first nine months of 2006 were flat compared to the first nine months of 2005 and were hindered by low driver availability.

The Transportation segment's cost of operations in the first nine months of 2006 increased $8,184,000 to $80,472,000, as compared to $72,288,000 in the same period last year. Higher diesel fuel costs accounted for $4,478,000 of the increase. Average diesel fuel cost per gallon increased 25.1% in the first nine months of 2006 compared to the same period last year. Compensation and benefits increased $2,850,000 due to higher driver pay necessary to attract and retain qualified drivers and vacation expense not previously accrued.

Real Estate
                                     Nine Months Ended June 30
(dollars in thousands)                2006     %      2005     %
                                                   (restated)
Royalties and rent                 $  4,979   32%     4,570   34%
Developed property rentals           10,536   68%     8,845   66%

Total Revenue                        15,515  100%    13,415  100%


Mining and land rent expenses         1,214    8%     1,024    8%
Developed property expenses           5,950   38%     4,744   35%

Cost of Operations                    7,164   46%     5,768   43%

Gross profit                       $  8,351   54%     7,647   57%


Real Estate segment revenues for the first nine months of fiscal 2006 were $15,515,000, an increase of $2,100,000 or 15.7% over the same period last year. Lease revenue from developed properties increased $1,690,000 or 19.1%, due to a 13.5% increase in occupied square feet resulting from the completion of a pre-leased 74,600 square foot building in January 2005 and the completion of a pre-leased 145,180 square foot building in July 2005 along with higher rental rates on new leases and higher average occupancy. Royalties from mining operations increased as a result of increased royalties per ton.

Real estate segment expenses increased $1,396,000 to $7,164,000 during the first nine months of fiscal 2006, compared to $5,768,000 for the same period last year. Expenses related to development activities increased as a result of the new building additions, increased staffing and professional fees to facilitate continuing portfolio expansion.

Consolidated Results

Gross Profit - Consolidated gross profit was $20,959,000 in the first nine months of fiscal 2006 compared to $18,528,000 in the same period last year, an increase of 13.1%. Gross profit in the transportation segment increased $1,727,000 or 15.9%, primarily due to improved pricing partially offset by $712,000 of vacation expense not previously accrued as compared to the same period last year. Gross profit in the real estate segment increased $704,000 or 9.2% over the same period in 2005 due to the increased revenues partially offset by costs associated with increased square footage leased, increased staffing and professional fees and $82,000 of vacation expense not previously accrued.

Selling, general and administrative expense - Selling, general and administrative expenses increased $1,919,000 over the same period last year. The increase included $778,000 from stock compensation expense as required by SFAS 123R (see Note 9 of Condensed Notes to Consolidated Financial Statements), $287,000 of increased compensation and benefits primarily due to additional support staff, $223,000 of audit fees and Sarbanes-Oxley compliance work, $146,000 of higher incentive compensation accrual related to management performance objectives and $261,000 of vacation expense not previously accrued. SG&A expense was 8.5% of revenue for the first nine months of fiscal 2006 compared to 7.5% for the same period last year.

Interest expense - Interest expense increased $608,000 over the same period last year. This is due to higher debt levels in the real estate segment resulting from development of properties and purchase of land for future development combined with higher interest rates on the Company's Revolver.

Income taxes - Income tax expense decreased $38,000 over the same period last year. This is due to higher earnings before taxes, partially offset by a decrease in the effective tax rate to 38.5% versus 39.0% for the same period last year.

Net income - Net income for the first nine months of fiscal 2006 was $5,447,000, an increase of $50,000 or .9% compared to $5,397,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2006 was $1.77 compared to $1.78 for the same period last year. Net income for the first nine months of fiscal 2006 includes $649,000 ($.21 per diluted common share) of vacation expense, net of income tax benefits, that was not previously accrued.

Liquidity and Capital Resources

For the first nine months of fiscal 2006, the Company used cash provided by operating activities of $17,504,000, borrowings of $8,420,000 under its Revolver and additional long-term debt of $2,084,000 to purchase $31,009,000 in property and equipment and to make scheduled payments of $1,695,000 on long-term debt.

The purchase of property and equipment included $10,105,000 for the purchase of land for future development, $7,089,000 for real estate development, and $13,815,000 for the purchase of transportation group equipment.

The Company has a $37,000,000 revolving credit agreement (the Revolver) of which $28,580,000 was available at June 30, 2006. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Revolver will expire on December 31, 2009.

During the second quarter of fiscal 2006 the Company converted a construction loan into a 15-year non-recourse mortgage of $11,800,000 with an interest rate of 6.17%. The construction loan was used to develop a 145,000 square foot build-to-suit warehouse/office building pursuant to a 15-year triple net lease.

The Company had $18,957,000 of irrevocable letters of credit outstanding as of June 30, 2006. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of June 30, 2006, $3,490,000 was authorized to repurchase the Company's common stock. No shares were repurchased during the first nine months of fiscal 2006.

The Company does not currently pay any dividends on common stock.

The Company has committed to expend approximately $5 million dollars in connection with a joint venture with FRI (see Related Party
Transactions), approximately $3 million of which will be funded in the quarter ending September 30, 2006.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both its real estate and transportation segments.

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

Under provisions of SFAS 123R, the Company recorded $192,000 of stock compensation expense in its consolidated statement of income for the three months ended June 30, 2006. This consisted of $133,000 for stock options issued in prior years and $59,000 for restricted stock. Stock compensation expense was $118,000 net of deferred income tax benefits. This represents $.04 per common share for both basic and diluted earnings per common share. For the nine months ended June 30, 2006, the Company recorded $778,000 of stock compensation expense in its consolidated statement of income. This consisted of $286,000 for an annual stock award to non-employee directors, $394,000 for stock options issued in prior years, and $98,000 for restricted stock. Stock compensation expense was $478,000 net of deferred income tax benefits. This represents $.16 per common share for both basic and diluted earnings per common share.

SFAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Financing cash flows for the nine months ended June 30, 2006 included $406,000 of excess tax benefits from the exercise of stock options.

Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries lease certain construction aggregates mining and other properties to FRI. In addition, the Company outsources certain administrative functions to FRI. The cost of these administrative functions was $48,000 and $39,000 for the quarters ending June 30, 2006 and 2005, respectively.

On August 2, 2006, the Company's independent directors approved a 50-50 real estate joint venture between a subsidiary of the Company (FRP) and Florida Rock Industries, Inc. (FRI) to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP will contribute its fee interest in 3,443 acres that it currently leases to FRI under a long-term mining lease. FRP also will reimburse FRI for one-half of the acquisition costs (approximately $3 million) of a 288 acre contiguous parcel recently acquired by FRI from a third party. The 288 acre parcel will be contributed to the Joint Venture.

FRI will contribute 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leases from FRP. The joint venture will be jointly controlled by FRI and FRP, and they will each have a mandatory obligation to fund additional capital contributions of up to $2 million. Distributions will also be made on a 50-50 basis.

Management believes that the Company ultimately will realize greater value from development of the Brooksville property rather than continuing under the mining lease.

The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the entitlement process may take several years to complete.

In connection with the Joint Venture, the independent directors of the Company also approved certain extensions of lease agreements between FRP and FRI on FRI's corporate headquarters in Jacksonville, Florida, the Astatula and Marion Sand mining properties, also in Florida. The Company and FRI also agreed that a 2,500 acre tract of the Grandin mining property, in Florida, due to be released will remain subject to the lease and available for future mining.

Recent Developments. As previously reported, a subsidiary of the Company entered into an agreement to develop and sell to a homebuilder a minimum of 292 residential lots on the residential portion of the Bird River Property. The agreement was subject to a number of contingencies, including a zoning upgrade followed by an approval by Baltimore County of a Planned Unit Development (PUD) by July 1, 2006 allowing the development of a minimum of 292 residential lots. The Company was unable to obtain the necessary approval by July 1, 2006 and, therefore, has terminated the agreement with the homebuilder. The Company continues to pursue the zoning upgrade and to explore development strategies that will ultimately maximize the market value of this residential property.

Also as previously reported, the Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is one block from the construction site for the new Washington Nationals Baseball Stadium. The Company also owns a nearby 2.1 acre tract on the same bank of the Anacostia River. Currently, these properties are leased to Florida Rock Industries, Inc., on a month-to-month basis.

The Company has been pursuing development efforts with respect to the
5.8 acre parcel for several years. The Company previously obtained a Planned Unit Development (PUD) Zoning approval for development of the property and has been working to obtain approval of a modified PUD that would allow up to 625,000 square feet of commercial development and up to 440,000 square feet of residential development. A hearing on the Company's zoning application has been scheduled for September 18, 2006.

The Company remains optimistic that its zoning application will be approved while at the same time recognizing that there is inherent uncertainty in any zoning approval process.


Summary and Outlook. The Company's real estate development business has continued to benefit from positive inquiry trends from prospective tenants for its warehouse-office product. The Company continues to explore opportunities for development of various properties owned by the Company, including certain properties leased by the Company to FRI. Freight-hauling demands for its transportation business remain challenged by an industry-wide, tight driver availability. Continuing volatile crude oil and diesel fuel price fluctuations remain likely to impact operating margins.

Higher interest rates, a slowing national housing market, sharply higher retail gasoline prices and forecasts for decreased GDP activity could temper market strength within both transportation and real estate. The Company will use periods of diminished economic activity to prospect for sound, long-term value opportunities.

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

All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives. Management is in the process of evaluating, upgrading and testing its internal control systems to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which becomes applicable to the Company at the end of the current fiscal year.

As of June 30, 2006, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation and subject to the disclosure below, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings, except with respect to the matters described below.

In connection with management's work towards compliance with Section 404 of Sarbanes-Oxley Act of 2002 the Company determined that it should improve its tracking of vacation accruals. The Company had not previously monitored vacation accrual for salaried personnel because the Company's salaried employees are not entitled to roll over vacation pay from year to year. At June 30, 2006, accrued vacation liability for salaried personnel represented 47% of the Company's total vacation liability. Calculating accrued vacation liability is complicated by the fact that, for most employees, vacation vesting is based upon an anniversary year calculated from their date of hire.
In prior years, the Company did not accrue for this liability but made a determination that the accrual was not material to the Company's financial statements. Management has now concluded that it is appropriate to record the accrued liability and to accrue for such liability in future periods in accordance with generally accepted accounting principles. In reviewing this issue, management also determined that the Company's payroll systems did not permit the Company to determine the accrued vacation liability as of the end of prior periods. Accordingly, the Company recorded the full amount of the accrued liability in the current quarter.

This adjustment did not have a material impact on the financial statements of prior interim or annual periods taken as a whole.In addition, the cumulative impact of the adjustments on shareholders' equity was not material on the financial statements of prior interim or annual periods.

The Company has taken steps to implement appropriate controls to assure that the Company will be able to accrue for compensated absences in future periods.

Subject to the foregoing, there have been no changes in the Company's internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

August 14, 2006            PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006
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