Form 10-K
period 2006-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2006-12-13
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2006
	OR
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

Securities registered pursuant to Section 12(b) of the Act:
                       Common Stock $.10 par value
	(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes     No  X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act. Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ] Accelerated filer[X] Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes         No   X
The number of shares of the registrant's stock outstanding as of November 14, 2006 was 3,011,629. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2006, the last day of business of our most recently completed second fiscal quarter, was $87,908,972. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.


Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2006 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2006 are incorporated by reference in Part III.


                             PART I

Item 1. BUSINESS.

Patriot Transportation Holding, Inc., which was incorporated in Florida in 1988, and its subsidiaries (the "Company") are engaged in the transportation and real estate businesses.

The Company has two business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 11 to the consolidated financial statements included in the accompanying 2006 Annual Report to Shareholders and is incorporated herein by reference.

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

The Company's real estate activities are conducted through two wholly owned subsidiaries. Florida Rock Properties, Inc. ("Properties") and FRP Development Corp. ("Development"). Properties owns real estate of which a substantial portion is under mining royalty agreements or leased to Florida Rock Industries, Inc. ("FRI"), a related party. FRI accounted for approximately 30% of the Company's real estate revenues for fiscal 2006. Properties also owns certain other real estate for investment. Development owns, manages and develops commercial warehouse/office rental properties near Baltimore, Maryland. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

Revenues from royalties and from a portion of the trucking operations are subject to factors affecting the level of general construction activity. A decrease in the level of general construction activity in any of the Company's market areas may have an adverse effect on such revenues and income derived therefrom.

Transportation. During fiscal 2006, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; Montgomery, Alabama; and Wilmington, North Carolina. Tank Lines has from two to six major tank truck competitors in each of its markets.

SunBelt's flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; South Pittsburg, Tennessee; Mobile, Alabama; and Selma, North Carolina, and hauls primarily building and construction materials in the Southeastern U.S. There are at least ten major competitors in SunBelt's market area and numerous small competitors in the various states served.

During fiscal 2006, the transportation group purchased 198 new tractors and 89 new trailers and had commitments to purchase an additional 60 tractors and 4 trailers at September 30, 2006. Starting in January 2007, more stringent engine emissions standards mandated by the Environmental Protection Agency will become effective for all newly manufactured trucks. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The Company accelerated its normal tractor replacement cycle so that the fiscal 2007 capital expenditure plan only includes the 60 tractors on order at September 30, 2006 to be received before January 1, 2007. The fiscal 2007 plan also includes 20 new trailers. The fleet modernization program has resulted in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2006, the Company owned and operated a fleet of 680 tractors and 997 trailers.

The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 66% and building and construction customers accounted for approximately 34% of transportation segment revenues for the year ended September 30, 2006.

The Company hauls construction aggregates, diesel fuel and cement for FRI. Revenues from services provided to FRI accounted for 1.6% of the transportation segment's revenues.

Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2006, the transportation segment's ten largest customers accounted for approximately 47.3% of the transportation segment's revenue. One of these customers accounted for 11.6% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

Real Estate. The Company's real estate and property development activities are conducted through wholly owned subsidiaries.

The Company owns real estate in Florida, Georgia, Virginia, Maryland, Delaware and Washington, D.C. The real estate owned falls generally into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) construction aggregates properties with stone or sand and gravel deposits, substantially all of which are leased to FRI in exchange for either a percentage of the revenues generated by the material mined and sold, or minimum royalties; and, (iii) land that is being held for future appreciation or development.

The Company's real estate strategy of developing high quality, flexible warehouse/office space continues to be successful as average occupancy for the fiscal year for buildings in service for more than 12 months was 91.7%. At September 30, 2006, 93.3% of the total warehouse/office portfolio of approximately 2.4 million square feet was leased.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The
Company experiences considerable competition in all of its markets.

Real estate revenues in fiscal 2006 were divided approximately 69% from rentals on developed properties and 31% from mining royalties. FRI accounted for approximately 30% of total real estate revenues. Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

During 2004, a subsidiary of the Company sold several parcels of property to FRI, a related party. The properties were located in Lake City, FL, Springfield, VA, and Miami, FL and the combined sales price was $29,628,000. See Notes 2 and 3 to the consolidated financial statements for more information.

Environmental Matters. While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Starting in January 2007, more stringent engine emissions standards mandated by the Environmental Protection Agency will become effective for all newly manufactured trucks. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines.

Seasonality. The Company's business is subject to limited seasonality due to the cyclical nature of business of our customers, with revenues generally declining slightly during winter months.

Employees. The Company employed 955 people in its transportation group, 21 people in its real estate group and 5 people in its corporate offices at September 30, 2006.

Company Website. The Company's website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age        Office           	Position Since
Edward L. Baker      71  Chairman of the Board    May   3, 1989
John E. Anderson     61  President & Chief        Feb. 17, 1989
                        Executive Officer
David H.
 deVilliers, Jr.     55  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

Ray M. VanLandingham 63  Vice President,          Dec.  6, 2000
                          Treasurer, Secretary
                          and Chief Financial
                          Officer
John D. Klopfenstein 43  Controller and Chief	Feb. 16, 2005
                          Accounting Officer
Terry S. Phipps      42  President of SunBelt     April 5, 2004
                          Transport, Inc.
Robert E. Sandlin    45  President of Florida     March 1, 2003
                         Rock & Tank Lines, Inc.

All of the above officers have been employed in their respective positions for the past five years except as follows: John D. Klopfenstein served as Director, Business Development and Planning of the Company, from June 2003 to February 2005, and as Manager, Corporate Development of the Company, from July 1996 to May 2003; Terry S. Phipps was a Vice President of SunBelt from May 2003 to April 2004, and was employed with Coastal Transport, Inc. from 1990 to May 2003; and Robert E. Sandlin was a Vice President of Florida Rock & Tank Lines from 1993 until March 2003.



John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are directors of the Company.

All executive officers of the Company are elected by the Board of Directors annually and serve until their resignation or removal.


Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

Because certain shareholders have effective control of nearly a majority of our common stock, investors likely will not be able to affect the outcome of any shareholder vote.
As of December 1, 2006, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 45% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends. Because their interests may differ from other shareholder's interests, actions taken by them with respect to us may not be favorable to all shareholders.

Our charter, bylaws and shareholder rights agreement contain anti-takeover provisions that may hinder a takeover or negatively affect our stock price.
Our articles of incorporation, bylaws and shareholder rights agreement contain several provisions that may make it more difficult and expensive for a third party to acquire control of us without the approval of our board of directors. Our articles of incorporation and bylaws contain provisions dividing our board of directors into four classes of directors serving four-year terms and providing that directors may only be removed for cause. Our articles of incorporation also provide that our shareholders can take action only at a duly called annual or special meeting of shareholders and require a supermajority vote to approve certain matters. In addition, our board of directors is authorized to issue additional shares of common stock or preferred stock and to determine the rights and preferences of any shares of preferred stock to be issued. Our shareholder rights plan is designed to guard against coercive or unfair tactics to gain control of us. The rights will cause substantial dilution to any person or group who attempts to acquire a significant amount of common stock without approval of our board of directors. Because we can redeem the rights, the rights will not interfere with a merger or other business combination approved by our board.

We may be adversely impacted by rising fuels costs and limited availability of fuel.
The market price for fuel, which recently rose to its highest price in over a decade, can be extremely volatile and can be affected by a number of economic and political factors. Rising fuel prices adversely impact us in two ways. Our transportation business requires large amounts of diesel fuel to operate our tractors. Historically, we have been able to recover increases in fuel prices from customers through fuel surcharges, but our earnings will be reduced if we are not able to fully offset fuel price increases with surcharges in the future. In addition, increased fuel prices often reduce the consumer demand for the petroleum products hauled by our tank lines subsidiary, adversely impacting revenues. Continued disruptions in the political climate in key oil producing regions in the world could limit the availability of fuel in the United States, increasing our fuel costs and possibly reducing revenues in our transportation business. Our operations may also be adversely affected by any limit on the availability of fuel.

Our business may be adversely affected by seasonal factors and harsh weather conditions.
Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically face increased demand for fuels delivery services in Florida during the spring months. Our real estate group and our flatbed trucking subsidiary are adversely affected by reduced construction activity during periods of inclement weather. These factors can cause our operating results to fluctuate from quarter to quarter. An occurrence of unusually harsh or long-lasting inclement weather such as hurricanes, tornadoes and heavy snowfalls could have an adverse effect on our operations and profitability.

Our revenues depend in part on construction sector activity levels, which tend to be cyclical.
One of our transportation subsidiaries hauls construction materials. Our real estate group receives part of its revenues from royalties on construction aggregates mined on our properties. Thus, our results depend in part on residential, commercial and infrastructure construction activity and spending levels. The construction industry in our markets tends to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally.

We face great difficulty in recruiting and retaining qualified drivers.
In recent years the transportation industry has had great difficulty attracting and retaining qualified drivers (including independent contractors), and competition for drivers is increasingly intense. To compete for drivers, we may be forced to increase driver compensation. We cannot be certain that we could pass along the increased compensation costs to our customers. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to suffer downtime and lost revenue miles.

New tractors are more expensive and less fuel efficient.
New tractors are more expensive, primarily due to higher commodity prices, better pricing power among equipment manufacturers, and government regulations applicable to newly manufactured tractors and diesel engines. Revised EPA regulations decrease the amount of permitted air emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors and lowered fuel mileage. This will increase our capital expenses and our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

We have significant ongoing capital requirements.
Our transportation business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. For the past few years, we have depended on cash from operations and our credit facilities to fund our revenue equipment. We expect to continue to pay for projected capital expenditures with cash flows from operations and borrowings under our line of credit. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a material adverse effect on our profitability.

The loss of one of our major transportation customers could have a materially adverse effect on our business.
A significant portion of our revenue is generated from our major customers. For 2006, our top 10 customers, based on revenue, accounted for approximately 47% of our revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

The trucking industry is extremely competitive and fragmented. The trucking industry is extremely competitive and fragmented. No single truckload carrier has a significant market share. We compete with many other truckload carriers of varying sizes, customers' private fleets, and, to a lesser extent, with railroads which may limit our growth opportunities and reduce profitability. Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain our profit margins. Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved transportation service providers, and in some instances we may not be selected.
 Historically, competition has created downward pressure on the truckload industry's pricing structure.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.
We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and engine
idling.   Our operations involve the risks of fuel spillage or
seepage, environmental damage, and hazardous waste disposal, among others. We also maintain bulk fuel storage and fuel islands at several of our facilities. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Uninsured losses could significantly reduce our earnings.
We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We also are responsible for our legal expenses relating to such claims. We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Also, there are some types of losses such as from hurricanes, terrorism, wars, or earthquakes where insurance is limited and/or not economically justifiable. If an uninsured loss occurs, we could lose both the invested capital and anticipated revenues. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

Rising insurance costs could significantly reduce our earnings. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If we are unable to pass along this cost increase to customers, our earnings may be significantly reduced.

Compliance with new or future transportation regulations may significantly reduce earnings.
Our transportation operations are regulated and licensed by various U.S. agencies. While the costs of compliance with existing regulations generally is reflected in our prior results, new regulations (such as the new tractor air emissions regulations) and future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us could adversely affect our results of operations.

We may be unable to renew leases or relet space as leases expire. When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2006, leases at our properties representing approximately 16% and 13% of the total square footage of our current portfolio were scheduled to expire in fiscal 2007 and fiscal 2008, respectively.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.
We have six buildings in our business parks that are single-tenant occupied representing 34% of Developed property rentals under long-term leases. We have three other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to expense a significant amount of deferred rent revenue generated from straight-lining revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow.

Poor Economic Conditions in Baltimore Could Adversely Affect Our
Business.
All of our office/warehouse properties are located in the Baltimore and Washington, D.C. areas. As a result of our geographic concentration, we depend upon the local conditions in these markets, including local real estate conditions. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets could adversely affect our operation. We cannot assure you that these markets will continue to grow or will continue to provide favorable demand for our office/warehouse product.

Our inability to obtain necessary approvals for property development could adversely affect our profitability.
We may be unable to obtain, or incur delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or abandonment of these projects. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Legislation could impose moratoriums on new real estate development and/or land-use conversions from mining to development. These factors may reduce our profit or growth.

Real estate investments are not as liquid as other types of assets.
The illiquid nature of real estate investments may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Thus, the illiquid nature of our real estate investments could adversely affect our profitability under certain economic conditions.

Our Debt Service Obligation May Have Adverse Consequences on Our
Business Operations.
We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

?	Our cash flow from operations may not be sufficient to
meet required payments of principal and interest.
?	We may be forced to dispose of one or more of our
properties, possibly on disadvantageous terms, to make
payments on our debt.
?	We may default on our debt obligations, and the lenders
or mortgages may foreclose on our properties that
secure those loans.
?	A foreclosure on one of our properties could create
taxable income without any accompanying cash proceeds
to pay the tax.
?	A default under a mortgage loan that has cross default
provisions may cause us to automatically default on
another loan.
?	We may not be able to refinance or extend our existing
debt.
?	The terms of any refinancing or extension may not be as
favorable as the terms of our existing debt.
?	We may be subject to a significant increase in the
variable interest rates on our unsecured line of credit or unsecured term loan, which could adversely impact our operations.

As of September 30, 2006, we had outstanding mortgage indebtedness of $50,672,000, secured by developed real estate properties having a carrying value of $56,933,000, and outstanding debt under our unsecured revolver of $12,452,000.


Our Unsecured Revolving Credit Agreement Restricts Our Ability to
Engage in Some Business Activities.
Our unsecured revolving credit agreement contains customary negative covenants and other financial and operating covenants that, among other things:

?	restrict our ability to incur additional indebtedness;
?	restrict our ability to make certain investments;
?	restrict our ability to merge with another company;
?	restrict our ability to pay dividends;
?	require us to maintain financial coverage ratios; and
?	require us to maintain a pool of unencumbered assets
approved by the lenders.

These restrictions could cause us to default on our unsecured line of credit or negatively affect our operations.

Our real estate segment faces competition from numerous sources. The ownership of flexible warehouse/office space is highly fragmented. We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants' leases expire. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be materially adversely affected.

Construction costs may be more costly than anticipated.
Our business plan includes a number of construction projects.
The construction costs of these projects may exceed original estimates and possibly make the completion of a property uneconomical. Building material commodity shortages, construction delays/stoppages and/or rapidly escalating construction costs may out-pace market rents, adversely affecting profits. The market environment and existing lease commitments may not allow us to raise rents to cover these higher costs.


Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., Delaware and Maryland.

Real Estate Segment Properties. Principal properties held by the Real Estate segment are discussed below under the captions
Developed Properties, Future Planned Development, Construction
Aggregates Properties, and Other Properties.

At September 30, 2006 certain developed real estate properties having a carrying value of $56,933,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $50,672,000. In addition, certain other properties having a carrying value at September 30, 2006 of $103,000 were encumbered by $1,300,000 of industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company on account of such debt.

Developed Properties. At September 30, 2006, the Company owned
10 developed parcels of land containing 219 usable acres in the Mid-Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres near the Baltimore-Washington
International Airport. Infrastructure work on the site is substantially completed and four buildings with a total of 504,740 square feet are completed. Of the four existing buildings, three are 100% leased/occupied and the fourth, completed in September 2006 is 55% leased. Upon occupancy of the 55% tenant in November 2006, this park will be 92% occupied. The
Company plans to develop the final building with a minimum of 40,000 square feet.

2) Lakeside Business Park in Harford County, Maryland consists of 83 usable acres. Seven warehouse/office buildings, totaling 671,241 square feet, have been constructed and are 100% leased. A 73,200 square foot building is under construction with completion scheduled for the summer of 2007. The remaining 26 acres are available for future development and have the potential to offer an additional 343,000 square feet of comparable product.

3) 6920 Tudsbury Road in Baltimore County, Maryland contains
5.3 acres with 86,100 square feet of warehouse/office space that is 100% leased.

4) 8620 Dorsey Run Road in Howard County, Maryland contains 5.8 acres with 85,100 square feet of warehouse/office space that is 100% leased.

5) Rossville Business Center in Baltimore County, Maryland contains approximately 10 acres with 190,517 square feet of warehouse/office space and is 100% leased.

6) 34 Loveton Circle in suburban Baltimore County, Maryland contains 8.5 acres with 29,921 square feet of office space, which is 100% leased. The Company occupies 23% of the space and 23% is leased to FRI.

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 85% leased.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 86% leased.

9) 100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 303,006 square feet of warehouse/office space, which is 92% leased. The remaining 8.8 acres are available for future development and have the potential to offer an additional 88,000 square feet of comparable product.

10) 1187 Azalea Garden Road in Norfolk, Virginia contains approximately 12 acres with 188,093 square feet of warehouse/office space, which is 100% leased.

Future Planned Developments. At September 30, 2006 the Company owned the following future development parcels:

1) Windlass Run Business Park, formerly referred as Bird River, located in southeastern Baltimore County, Maryland, is a 179-acre tract of land that will have direct access to Maryland State Road 43 which was completed in October 2006 and will connect I-95 with Martin State Airport. This property is currently zoned for residential and commercial use with 104 developable acres. The Company plans to develop and lease approximately 515,000 square feet of multiple warehouse/office buildings on the 42 developable acres zoned for commercial use. Land development efforts will commence in the spring of 2007. Meanwhile plans are being pursued to obtain residential zoning upgrade and eventual maximization of the remaining 62 acres.

2) Patriot Business Park, located in Prince William County, Virginia, is a 101-acre tract of land which is immediately adjacent to the Prince William Parkway providing access to I-66. The Company plans to develop and lease approximately 1,000,000 square feet of multiple warehouse/office buildings on the property. Land development efforts are expected to commence in the spring of 2008.

3) Brooksville Quarry, LLC. On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (FRI) to develop approximately 4,400 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP has contributed its fee interest in approximately 3,500 acres that it leased to FRI under a long-term mining lease. FRI will continue to mine the property and pay royalties to FRP for as long as mining does not interfere with the development of the property.

The joint venture will be jointly controlled by FRI and FRP.
Each party has a mandatory obligation to fund additional capital contributions of up to $2 million. Distributions will be made on a 50-50 basis.

The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the entitlement process may take several years to complete.

4) Anacostia River. The Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the construction site for the new Washington Nationals Baseball Stadium which is scheduled for completion in 2008. The Company also owns a nearby 2.1 acre tract on the same bank of the Anacostia River. Currently, these properties are leased to Florida Rock Industries, Inc., on a month-to-month basis.

The Company has been pursuing development efforts with respect to the 5.8-acre parcel for several years. The Company previously obtained a Planned Unit Development (PUD) Zoning approval for development of the property and has been working to obtain approval of a modified PUD that would allow up to 625,000 square feet of commercial development and up to 440,000 square feet of residential development. Consideration of a proposed action by the Zoning Commission is anticipated at their scheduled public meeting on January 8, 2007. The Company remains optimistic that its zoning application will be approved while at the same time recognizing that there is inherent uncertainty in any zoning approval process.

5) Commonwealth Avenue in Jacksonville, Florida is a 50-acre, rail accessible site near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of eventual warehouse/office build-out.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 2006, substantially all of which are leased to FRI.

                                             Tons of
                                 Tons Sold  Estimated
                                 in Year    Reserves
                                  Ended         at
                                 9/30/06     9/30/06  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns ten
 locations currently being
 mined in Grandin, Gulf Hammock,
 Keuka, Newberry and Airgrove/
 Lake County, Florida;
 Columbus, Macon, Forest Park
 and Tyrone, Georgia;
 and Manassas, Virginia.         11,054(1)   428,129     12,994

The Company owns three locations
 not currently being mined in
 Ft. Myers, Marion County,
 Astatula/Lake County                 -       32,891      2,881

(1) Tons sold in year ended 9/30/06 include Brooksville tons of 284,000. Tons of estimated reserves and acres owned do not include Brooksville as the property was transferred October 4, 2006 to a joint venture with FRI for development.

Other Properties. In addition to the development, mining and rental sites, the Company owns approximately 2,201 acres of investment and other real estate. This includes a 1,844-acre timberland site located in Caroline County, Virginia.

The Company owns an office building with approximately 69,000 square feet situated on approximately 6 acres in Jacksonville, Florida, which is leased to FRI.



Transportation Segment Properties. The Company has 21 sites for its trucking terminals in Alabama, Florida, Georgia, North
Carolina, and Tennessee. The Company owns 13 of these sites and leases 8.


Item 3.  LEGAL PROCEEDINGS.

Note 14 to the Consolidated Financial Statements included in the accompanying 2006 Annual Report to Shareholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         SECURITIES.

There were approximately 634 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2006. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 6 of the Company's 2006 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2006 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
July 1
through
July 31          0      $       0           0      $ 3,490,000

August 1
through
August 31        0      $       0           0      $ 3,490,000

September 1
through
September 30     0      $       0           0      $ 3,490,000

Total            0      $       0           0

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.
Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2006 Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 7 through 11 of the Company's 2006 Annual Report to Shareholders and such information is incorporated herein by reference.


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

The following table provides information about the Company's long-term debt (dollars in thousands):
                                                         There           Fair
Liabilities:      2007    2008    2009    2010    2011   after   Total   Value

Scheduled


maturities of
long-term debt:

Fixed Rate     $ 2,576  $2,761  $2,959  $3,172  $3,400 $35,804 $50,672 $51,895
Average
 interest rate     6.8%    6.9%    6.9%    6.9%    6.9%    6.9%

Variable Rate  $12,452
Average
 Interest rate     6.3%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 6 and on pages 12 through 22 of the Company's 2006 Annual Report to Shareholders.
Such information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 21, 2006, the Audit Committee of the Board of Directors of Patriot Transportation Holding, Inc. (the "Company"), dismissed PricewaterhouseCoopers LLP ("PWC") as the Company's independent registered certified public accounting firm, effective immediately. The Audit Committee also engaged
Hancock Askew & Co. ("Hancock Askew") to serve as the Company's principal public accountants effective immediately.

PWC's reports on the consolidated financial statements of the Company as of and for the fiscal years ended September 30, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended September 30, 2005 and 2004 and through June 21, 2006 there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PWC's satisfaction, would have caused them to make reference thereto in their reports on the financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended September 30, 2005 and 2004 and through June 21, 2006, the Company did not consult Hancock Askew with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

As of September 30, 2006, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's report on internal control over financial reporting is included on page 23 of the Company's 2006 Annual
Report to Shareholders. Such information is incorporated herein by reference.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Structure and Committee Membership - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2006.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Investor Relations - Corporate Governance.

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Board Structure and Committee Membership - Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2006.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2006.

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
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          304,746       $31.03       279,900

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 304,746       $31.03       279,900

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the caption "Related Party Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2006.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions "Independent Auditor" and "Ratification of Independent Registered Certified Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2006.




PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) and (2) Financial Statements and Financial Statement
                Schedules.

The response to this item is submitted as a separate section. See Index to Financial Statements and
Financial Statement Schedules on page 29 of this Form
10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 26 through 28 of this Form 10-K.














SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Patriot Transportation Holding, Inc.


Date:  December 7, 2006      By  JOHN E. ANDERSON
                                 John E. Anderson
                                 President and Chief Executive
                                 Officer (Principal Executive Officer)



                              By RAY M. VAN LANDINGHAM
                                 Ray M. Van Landingham
                                 Vice President, Treasurer, Secretary
                                 and Chief Financial Officer (Principal
                                 Financial Officer)


                              By JOHN D. KLOPFENSTEIN
                                 John D. Klopfenstein
                                 Controller and Chief Accounting
                                 Officer(Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 7, 2006.



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

JOHN D. KLOPFENSTEIN ____________
John D. Klopfenstein                          H. W. SHAD III_____
Controller and Chief Accounting               H. W. Shad III
Officer (Principal Accounting Officer)        Director


EDWARD L. BAKER__________________             ___________________		____
Edward L. Baker                               Martin E. Stein, Jr.
Chairman of the Board                         Director


JOHN D. BAKER II_________________             JAMES H. WINSTON    _________
John D. Baker II                              James H. Winston
Director                                      Director


THOMPSON S. BAKER II_____________
Thompson S. Baker II
Director





	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
	EXHIBIT INDEX
	[Item 14(a)(3)]

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

(10)(h) Amended and Restated Revolving Credit Agreement dated November 10, 2004 among Patriot Transportation Holding, Inc.
as Borrower, the Lenders from time to time party hereto and Wachovia Bank, National Association as Administrative Agent, incorporated by reference to the Company's Form 8-K dated
November 16, 2004. File No. 33-26115.

(10)(i) The Company and its consolidated subsidiaries have other long-term debt agreements, none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(10)(j)		Letter of Credit Facility between Patriot Transportation
Holding, Inc. and SunTrust Bank, N.A. dated February 16,
2005, incorporated by reference to the Company's Form 8-K dated February 16, 2005. File No. 33-26115.

(10)(k) 		Joint Venture Agreement between Florida Rock Industries,
Inc. and Florida Rock Properties, filed herewith.

(13)	            The Company's 2006 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K.
Those portions of the 2006 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(21) Subsidiaries of Registrant at September 30, 2006: Florida Rock & Tank Lines, Inc. (a Florida corporation); Florida
Rock Properties, Inc. (a  Florida corporation); FRP
Development Corp. (a Maryland corporation); FRP Maryland,
Inc. (a Maryland corporation); 34 Loveton Center LLC (a
Maryland limited liability company); FRTL, Inc. (a Florida corporation); SunBelt Transport, Inc. (a Florida
Corporation); Oz LLC(a Maryland limited liability company);
1502 Quarry, LLC(a Maryland limited liability company); FRP
Lakeside LLC #1 (a Maryland limited company); FRP Lakeside
LLC #2 (a Maryland limited liability company); FRP Lakeside
LLC #3 (a Maryland limited liability company); FRP Lakeside
LLC #4 (a Maryland limited liability company); FRP Lakeside
LLC #5 (a Maryland limited liability company); FRP Hillside
LLC (a Maryland limited liability company); FRP Hillside LLC
#2 (a Maryland limited liability company); FRP Hillside LLC
#3 (a Maryland limited liability company); FRP Windsor LLC
(a Maryland limited liability company); FRP Dorsey LLC (a
Maryland limited liability company); FRP Bird River LLC (a
Maryland limited liability company); FRP Interchange LLC (a
Maryland limited liability company); FRP Azalea LLC (a
Maryland limited liability company); FRP Manassas LLC (a
Maryland limited liability company).

(23)(a) Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 30 of this Form 10-K.

(23)(b) Consent of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, appears on page
30 of this Form 10-K.

(31)(a)           Certification of John E. Anderson.
(31)(b)           Certification of Ray M. Van Landingham.
(31)(c)           Certification of John D. Klopfenstein.

(32) Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.


                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2006
    and 2005                                                   13(a)

  For the years ended September 30, 2006, 2005 and 2004:
    Consolidated statements of income                          12(a)
    Consolidated statements of cash flows                      14(a)
    Consolidated statements of shareholders' equity            15(a)
  Notes to consolidated financial statements                15-23(a)

  Reports of Independent Registered Certified Public
    Accounting Firms                                        24-25(a)
  Selected quarterly financial data (unaudited)                 6(a)

Consents of Independent Registered Certified Public
  Accounting Firms                                             30(b)

Reports of Independent Registered Certified Public
  Accounting Firms on Financial Statement Schedules            31(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        32(b)

III - Real estate and accumulated depreciation and
  depletion                                            33-34(b)

(a)		Refers to the page number in the Company's 2006 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.




                                                       Exhibit 23

CONSENTS OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRMS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-18878, 333-55132, 333-125099 and 333-131475) of Patriot Transportation Holding, Inc. of our report dated December 1, 2006 relating to the consolidated financial statements and the effectiveness of Patriot Transportation Holding, Inc's internal controls over financial reporting as of and for the year ended September 30, 2006, which appears in the Annual Report to Shareholders, which is incorporated by reference. We also consent to the incorporation by reference of our report dated December 1, 2006, relating to the financial statement schedules, which appear in this Form 10-K.

Our report dated December 1, 2006 on the consolidated financial statements includes an explanatory paragraph stating that, as discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment, effective October 1, 2005 for accounting for share-based payments.

Hancock Askew & Co., LLP

Savannah, Georgia
December 7, 2006


____________________



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-18878, 333-55132, 333-125099 and 333-131475) of Patriot Transportation Holding, Inc. of our report dated December 22, 2005 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated December 22, 2005, relating to the financial statement schedules, which appear in this Form 10-K.



PricewaterhouseCoopers LLP

Jacksonville, Florida
December 11, 2006



____________________





REPORTS OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements referred to in our report dated December 1, 2006 appearing in the 2006 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia
December 1, 2006


____________________


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


PricewaterhouseCoopers LLP

Jacksonville, Florida
December 22, 2005









                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


                             ADDITIONS   ADDITIONS
                  BALANCE    CHARGED TO  CHARGED TO                  BALANCE
                  AT BEGIN.  COST AND    OTHER                        AT END
                   OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS       OF YEAR

Year Ended
September 30, 2006:

Allowance for
 doubtful accounts $  525,255 $   (39,910)$     -    $   126,118(a) $  359,227
Accrued risk
 insurance         $7,576,789 $ 2,381,943 $     -    $ 1,750,162(b) $8,208,570
Accrued health
 insurance          1,196,162   3,100,234       -      3,103,457(b)  1,192,939
Totals -
 insurance         $8,772,951 $ 5,482,177 $     0    $ 4,853,619    $9,401,509

Year Ended
September 30, 2005:

Allowance for
 doubtful accounts $  638,320 $   177,000 $     -    $   290,065(a) $  525,255
Accrued risk
 insurance         $6,653,657 $ 3,710,925 $     -    $ 2,787,793(b) $7,576,789
Accrued health
 insurance          1,205,334   2,938,379       -      2,947,551(b)  1,196,162
Totals -
 insurance         $7,858,991 $ 6,649,304 $     0    $ 5,735,344    $8,772,951

Year Ended
September 30, 2004:

Allowance for
 doubtful accounts $  565,744 $   168,000 $     -    $    95,423(a) $  638,320
Accrued risk
 insurance         $6,779,345 $ 3,562,400 $     -    $ 3,688,088(b) $6,653,657
Accrued health
 insurance          1,256,845   3,075,521       -      3,127,032(b)  1,205,334
Totals -
 insurance         $8,036,190 $ 6,637,921 $     0    $ 6,815,120    $7,858,991





(a) Accounts written off less recoveries
(b) Payments



                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                        DEPLETION (dollars in thousands)
                             SEPTEMBER 30, 2006
				    Cost capi-	Gross amount		     Year	      Deprecia-
		Encumb-	  Initial   talized	  at which      Accumulated   Of	Date  tion Life
County	 	rances    cost to   subsequent	 carried at    Depreciation  Constr- Acquired Computed
			  Company   to acqui-	end of period		     tion		  on:
				    sition	     (a)
Construction Aggregates
Alachua, FL	        $  1,442     $     0	    $  1,442	 $    102	n/a	4/86	unit
Clayton, GA		     369	   0	         369	        5	n/a	4/86	unit
Fayette, GA	       	     685	   0	         685	       57	n/a	4/86	unit
Hernando, FL (b)	   3,115	 410	       3,525	      976	n/a	4/86	unit
Lake, FL		   1,485	   0	       1,485	    1,099 	n/a	4/86	unit
Lee, FL	                   4,690	   6           4,696	        6	n/a	4/86	unit
Levy, FL		   1,281         104	       1,385	      515	n/a	4/86	unit
Marion, FL		   1,180	   0	       1,180	      600	n/a	4/86	unit
Monroe, GA		     792	   0	         792	      256	n/a	4/86	unit
Muscogee, GA		     369	   0	         369	      175 	n/a	4/86	unit
Polk, FL		     121	   0	         121	       75	n/a	4/86	unit
Prince Wil. VA		     298	   0	         298	      298	n/a	4/86	unit
Putnam, FL                15,002          49          15,051        3,686       n/a     4/86    unit
	             0    30,829	 569	      31,398	    7,850
Other Rental Property
Wash D.C.		   2,957       7,731	      10,688	    1,935       n/a	4/86	15 yr.
Wash D.C.                  3,811           0           3,811            0       n/a    10/97
Putnam, FL		     326          50             376          347       n/a     4/86     5 yr.
Spalding, GA                  20           0              20            0       n/a     4/86
	              0    7,114       7,781          14,895        2,282
Commercial Property
Baltimore, MD	      0	     439       3,710	       4,149	    1,763	1990   10/89	31.5 yr.
Baltimore, MD	  1,766	     950       6,359	       7,309	    2,749	1994   12/91	31.5 yr.
Baltimore, MD	  2,300	     690       2,837	       3,527	      655	2000	7/99	31.5 yr.
Baltimore, MD	      0    5,634       3,132	       8,766	        0	2003   12/02	31.5 yr.
Duval, FL	      0	   2,416         529	       2,945	    2,577       n/a	4/86	25 yr.
Harford, MD	  2,374	      31       3,826	       3,857	    1,067	1998	8/95	31.5 yr.
Harford, MD	  4,055	      50       5,552	       5,602	    1,166	1999	8/95	31.5 yr.
Harford, MD	  5,660	      85       6,665	       6,750	    1,507	2001	8/95	31.5 yr.
Harford, MD	      0       92       1,506	       1,598	        0	n/a	8/95	31.5 yr.
Harford, MD	  4,158	      88       7,199	       7,287	    1,115	n/a	8/95	31.5 yr.
Harford, MD	  3,222	     155       5,013	       5,168	    1,017	2001	8/95	31.5 yr.
Howard, MD	  3,568	   2,859       3,865	       6,724	    2,448	1996	9/88	31.5 yr.
Howard, MD	  2,078	   2,473         920	       3,393	      606	2000	3/00	31.5 yr.
Anne Arun, MD	  2,741	     715       6,710	       7,425	    3,822	1989	9/88	31.5 yr.
Anne Arun, MD	  7,325	     950      13,055	      14,005	    1,322	n/a	5/98	31.5 yr.
Anne Arun, MD	 11,425	   1,525      10,762	      12,287	      397	2001	8/04	31.5 yr.
Anne Arun, MD	      0	   1,307       4,830	       6,137	       14	2006 	1/03	31.5 yr.
Norfolk, VA	      0	   7,512           0	       7,512	      445	1971   10/04	31.5 yr.
Prince Wil. VA	      0	  10,200          32	      10,232	        0	n/a    12/05	31.5 yr.
Newcastle Co. DE      0	  11,559       1,006	      12,565	      832	n/a 	4/04	31.5 yr.
                 50,672	  49,730      87,508	     137,238	   23,502

Investment Property        1,092         112           1,204           37       n/a     4/86     n/a

GRAND
   TOTALS       $50,672  $88,765     $95,970	    $184,735      $33,671

 (a)  The aggregate cost for Federal income tax purposes is $167,825.
 (b)  This property was contributed on October 4, 2006 to the Brooksville Quarry, LLC, a 50% owned joint venture.


               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
                          (In thousands)

                                        2006          2005         2004

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $164,233       146,995      145,803

Additions during period:
  Amounts capitalized                    20,502        17,330       17,510

Deductions during period:
  Cost of real estate sold                    -            92       16,318
  Other (abandonments)                        -             -            -

Balance at close of period             $184,735       164,233      146,995

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 29,816        26,328        33,497

Additions during period:
  Charged to cost & expense               3,855         3,580         3,229

Deductions during period:
  Real estate sold                            -            92        10,398

Balance at close of period              $33,671        29,816        26,328