Form 10-Q
period 2006-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2007-02-02
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2006

						or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2006: 3,015,879 shares of $.10 par value common stock.



PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2006


CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  20

Item 4.  Controls and Procedures                                      20


Part II.  Other Information

Item 1A. Risk Factors                                                 21

Item 6.  Exhibits                                                     21

Signatures                                                            22

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               24

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              27


Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; freight demand for building and construction materials in the Company's markets; risk insurance markets; competition; general economic conditions; demand for flexible warehouse/office facilities in the Baltimore/Washington area; ability to obtain zoning and entitlements necessary for property development; interest rates; levels of construction activity in Florida Rock Industries, Inc.'s markets; fuel costs; and inflation. However, this list is not a complete statement of all potential risks or uncertainties.

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


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
(Unaudited)                                   December 31,     September 30,
                                                       2006             2006
Assets
Current assets:
 Cash and cash equivalents                          $    576              154
 Accounts receivable (including related party of
  $600 and $546 and net of allowance for doubtful
  accounts of $361 and $359, respectively)            11,584           11,761
 Inventory of parts and supplies                         772              854
 Deferred income taxes                                   870              870
 Prepaid tires on equipment                            2,136            2,230
 Prepaid taxes and licenses                              905            1,216
 Prepaid insurance                                     1,962              260
 Prepaid expenses, other                                 122               67
  Total current assets                                18,927           17,412

Property, plant and equipment, at cost               277,367          277,635
Less accumulated depreciation and depletion          (85,069)         (85,562)
  Net property, plant and equipment                  192,298          192,073

Real estate held for investment, at cost               1,154            1,093
Investment in Brooksville Joint Venture                5,665                -
Goodwill                                               1,087            1,087
Unrealized rents                                       2,298            2,201
Other assets                                           5,297            5,349

Total assets                                        $226,726          219,215

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  6,110            5,670
 Federal and state income taxes payable                1,255               20
 Accrued payroll and benefits                          3,448            5,160
 Accrued insurance reserves                            4,626            4,297
 Accrued liabilities, other                              413              469
 Long-term debt due within one year                    2,622            2,576
  Total current liabilities                           18,474           18,192

Long-term debt                                        65,114           60,548
Deferred income taxes                                 14,992           14,968
Accrued insurance reserves                             5,104            5,104
Other liabilities                                      2,425            2,351
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,015,879 and 3,011,629 shares issued
  and outstanding, respectively                          302              301
 Capital in excess of par value                       30,221           29,169
 Retained earnings                                    90,094           88,582
  Total shareholders' equity                         120,617          118,052

Total liabilities and shareholders' equity          $226,726          219,215
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                                            THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                           2006       2005

Revenues:
  Transportation                                        $ 31,724     30,300
  Real estate                                              5,400      5,123
Total revenues (including revenue from related
  parties of $2,062 and $1,780 respectively)              37,124     35,423

Cost of operations:
  Transportation                                          27,129     26,124
  Real estate                                              2,536      2,517
Total cost of operations                                  29,665     28,641

Gross profit:
  Transportation                                           4,595      4,176
  Real estate                                              2,864      2,606
Total gross profit                                         7,459      6,782

Selling, general and administrative expense
 (including expenses paid to a related party
  of $48 and $48, respectively                             3,058      2,809

Operating profit                                           4,401      3,973
Interest income and other                                     32         15
Interest expense                                            (891)      (927)

Income before income taxes                                 3,542      3,061
Provision for income taxes                                (1,382)    (1,163)

Net income                                              $  2,160      1,898

Earnings per common share:
  Basic                                                 $    .72        .64
  Diluted                                               $    .69        .62

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share                         2,997      2,965
  -diluted earnings per common share                       3,109      3,066

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (In thousands)
                                    (Unaudited)
                                                              2006      2005

Cash flows from operating activities:
 Net income                                                $ 2,160     1,898
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  3,557     3,293
   Deferred income taxes                                        24       (48)
   Gain on sale of property, plant and equipment              (461)     (282)
   Stock-based compensation                                    190       127
   Net changes in operating assets and liabilities:
    Accounts receivable                                        177     1,250
    Inventory of parts and supplies                             82       (46)
    Prepaid expenses and other current assets               (1,352)     (803)
    Other assets                                              (194)     (107)
    Accounts payable and accrued liabilities                  (999)   (1,175)
    Income taxes payable                                     1,235      (731)
    Long-term insurance reserves and other long-term
     liabilities                                                74        53

Net cash provided by operating activities                   _4,493     3,429

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (3,922)  ( 5,695)
 Purchase of real estate group property and equipment       (2,389)  (11,726)
 Investment in Brooksville Joint Venture                    (3,118)        -
 Proceeds from sale of property, plant and equipment           531       407

Net cash used in investing activities                       (8,898)  (17,014)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                        -       151
 Net increase (decrease)in revolving debt                    5,239    11,305
 Repayment of long-term debt                                  (627)     (466)
 Excess tax benefits from exercise of stock options             89         -
 Exercise of employee stock options                            126         -

Net cash provided by financing activities                    4,827    10,990

Net increase (decrease) in cash and cash equivalents           422    (2,595)
Cash and cash equivalents at beginning of period               154     2,966
Cash and cash equivalents at end of the period             $   576       371



See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2006
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investments in the 50% owned Brooksville Joint Venture are accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2006.

(2) Recent Accounting Pronouncements. In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This Statement requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS 154's retrospective application requirement replaces APB Opinion No. 20's, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of Statement 154 to have a material impact on our financial statements.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will only require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgages and as such will not have a material impact on the consolidated financial results of the Company.

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). The statement requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize actuarial gains and losses, prior service cost and unrecognized transition amounts as a component of accumulated other comprehensive income. Furthermore, SFAS 158 will also require fiscal year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The disclosure requirements for SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS 158, but the adoption of SFAS 158 is not expected to have a material effect on the Company's consolidated financial statements.

(3) Business Segments. The Company has identified two business segments, each of which is managed separately along product lines. The Company's operations are substantially in the Southeastern and Mid-Atlantic states.

The transportation segment hauls primarily petroleum related bulk liquids, dry bulk commodities and construction materials by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and develops commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                    Three Months ended
                                       December 31,___
                                     2006        2005

Revenues:
   Transportation                 $ 31,724      30,300
   Real estate                       5,400       5,123
                                  $ 37,124      35,423

Operating profit
   Transportation                 $  2,412       1,971
   Real estate                       2,864       2,606
   Corporate expenses                 (875)       (604)
                                  $  4,401       3,973


Identifiable assets                         December 31, September 30,
                                                2006         2006

   Transportation                            $ 60,071       57,715
   Real estate                                163,696      159,134
   Cash items                                     576          154
   Unallocated corporate assets                 2,383        2,212
                                             $226,726      219,215

(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                            December 31, September 30,
                                                2006         2006
     Revolving credit (uncollateralized)     $ 17,691       12,452
     5.7% to 8.6% mortgage notes
       due in installments through 2020        50,045       50,672
                                               67,736       63,124
     Less portion due within one year           2,622        2,576
                                             $ 65,114       60,548

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1.00% over the selected LIBOR and may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Company is in compliance with all restrictive covenants as of December 31, 2006.

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

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (FRI) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP has contributed its fee interest in approximately 3,443 acres that it leased to FRI under a long-term mining lease which had a net book value of $2,548,000. FRI will continue to mine the property and pay royalties for the benefit of FRP for as long as mining does not interfere with the development of the property. Real estate revenues included $35,000 of royalties in the first quarter of fiscal 2007. Allocated depletion expense of $1,000 was included in real estate cost of operations in the quarter.

FRP also reimbursed FRI $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel acquired by FRI in 2006 and contributed by FRI to the Joint Venture. FRI also contributed 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leased from FRP. The joint venture will be jointly controlled by FRI and FRP, and they will each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $100,000 were made during the first quarter of fiscal 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP.

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

(6) Earnings per common share. The following details the computations of the basic and diluted earnings per common share (In thousands, except per share amounts).

                                            THREE MONTHS
                                           ENDED DECEMBER 31,
                                          2006       2005

Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share                 2,997      2,965

Common shares issuable under
 Share based payment plans
 which are potentially dilutive             112        101
Common shares used for diluted
 earnings per share                       3,109      3,066


Net income                              $ 2,160      1,898

Earnings per common share
 Basic                                  $   .72        .64
 Diluted                                $   .69        .62

For the three months ended December 31, 2006 and 2005, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the three months ended December 31, 2006, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

(7) Stock-Based Compensation Plan. Effective October 1, 2005, the Company adopted SFAS 123R "Share-Based Payment" for its stock-based employee compensation plans. Under SFAS 123R, compensation expense must be measured and recognized for all share-based payments at the grant date based on the fair value of the award and such costs must be included in the statement of operations over the requisite service period. Prior to October 1, 2005 the company followed APB Opinion No. 25, "Accounting for Stock Issued to Employees".

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

The Company previously awarded stock options to directors, officers and key employees under the 1995 Stock Option Plan and the 2000 Stock Option Plan. The options awarded under these two plans are non-qualified and expire ten years from the date of grant. Options awarded to directors are exercisable immediately and options awarded to officers and employees become exercisable in cumulative annual installments of 20% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee.

The 2006 Stock Incentive Plan, which replaced the 2000 Stock Option Plan, permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. In February, 2006, 15,960 shares of restricted stock were granted subject to forfeiture restrictions, tied to continued employment, that lapse 25% annually beginning on January 1, 2007. The number of common shares authorized for future issuance was 280,300 at December 31, 2006.

The Company utilized the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees in prior periods. Each grant was evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 41% and 53%, risk-free interest rate of 3.2% to 4.9% and expected life of 6.2 to 7.0 years.

The dividend yield of zero is used because the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility was estimated based on the Company's historical experience over a period equivalent to the expected life in years. The risk-free interest rate was based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life
of the options granted.   The expected life calculation was based on
the observed and expected time to exercise options by the employees.

Under provisions of SFAS 123R, the Company recorded $190,000 of stock compensation expense in its consolidated statement of income for the three months ended December 31, 2006. This consisted of $131,000 for stock options issued in prior years, and $59,000 for restricted stock awards. Stock compensation expense was $117,000 net of deferred income tax benefits.

SFAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Financing cash flows for the three months ended December 31, 2006 included $89,000 of excess tax benefits from the exercise of stock options.

A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2006     304,746     $31.03       6.9
  Granted                     0     $    0               $     0
  Exercised               4,650     $27.03               $    63
  Forfeited               2,200     $37.70
Outstanding at
 December 31, 2006      297,896     $31.04       6.6     $ 4,658
Exerciseable at
 December 31, 2006      232,996     $29.84       6.4     $ 3,555
Vested during
 Three months ended
 December 31, 2006       36,100                          $   532

The aggregate intrinsic value of exercisable in-the-money options was $14,800,000 based on the market closing price of $93.36 on December 29, 2006 less exercise prices. The aggregate intrinsic value of all outstanding options at December 31, 2006 was $18,564,000. Gains of $295,000 were realized by option holders during the three months ended December 31, 2006. The realized tax benefit from options exercised for the three months ended December 31, 2006 was $113,000. Total compensation cost of options granted but not yet vested as of December 31, 2006 was $1,030,000, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2006      15,600     $63.64       3.3
  Granted                     0                          $     0
  Vested                      0                          $     0
  Forfeited                 400     $63.54
Outstanding at
 December 31, 2006       15,200     $63.65       3.0     $   967

Total compensation cost of restricted stock granted but not yet vested as of December 31, 2006 was $648,000 which is expected to be recognized over a weighted-average period of 3.0 years.

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

(9) Customer Concentration. During the first three months of fiscal 2007 the transportation segment's petroleum customers accounted for approximately 67% and building and construction customers accounted for approximately 33% of transportation segment revenues. During the first three months of fiscal 2007, the transportation segment's ten largest customers accounted for approximately 49.1% of the transportation segment's revenue. One of these customers accounted for 11.9% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview - The Company has two business segments: transportation and real estate.

The Company's transportation business is conducted through two wholly owned subsidiaries, Florida Rock & Tank Lines, Inc. ("Tank Lines"), and SunBelt Transport, Inc. ("SunBelt"). Tank Lines is a Southeastern U.S. based transportation company concentrating in the hauling of primarily petroleum related bulk liquids and dry bulk commodities by tank trailers. SunBelt serves the flatbed portion of the trucking industry primarily in the Southeastern U.S., hauling mainly construction materials.

The Company's real estate activities are conducted through two wholly owned subsidiaries. Florida Rock Properties, Inc. ("Properties") and FRP Development Corp. ("Development"). Properties owns real estate of which a substantial portion is under mining royalty lease agreements or leased to Florida Rock Industries, Inc. ("FRI"), a related party. Properties also owns certain other real estate for investment. Development owns, manages and develops commercial warehouse/office rental properties in the Mid-Atlantic United States.

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity in the Southeast, FRI's sales from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Mid-Atlantic area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.


Comparative Results of Operations for the Three Months Ended
December 31, 2006 and 2005

Consolidated Results. - Net income for the first quarter of fiscal 2007 was $2,160,000, an increase of $262,000 or 13.8% compared to
$1,898,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2007 was $0.69 compared to $0.62 in the first quarter of fiscal 2006.

Transportation
                                   Three Months Ended December 31
(dollars in thousands)             ___2006     %      2005     %_

Transportation revenue             $ 27,889   88%    25,962   86%
Fuel surcharges                       3,835   12%     4,338   14%

Revenues                             31,724  100%    30,300  100%

Compensation and benefits            12,104   38%    11,209   37%
Fuel expenses                         6,744   21%     6,394   21%
Insurance and losses                  2,875    9%     3,232   11%
Depreciation expense                  2,283    7%     2,066    7%
Other, net                            3,123   10%     3,223   10%

Cost of operations                   27,129   85%    26,124   86%

Gross profit                       $  4,595   15%     4,176   14%

Transportation segment revenues were $31,724,000 in the first quarter of 2007 an increase of $1,424,000 over the same quarter last year. Fuel surcharge revenue decreased $503,000 primarily due to lower fuel costs per gallon. Excluding fuel surcharges, revenue per mile was the same for both quarters reflecting a developing trend of decreased freight demand, corresponding pricing softness from the downturn in housing and attendant lower demand for construction materials. Revenue miles in the current quarter were up 7.1% compared to the first quarter of 2006 primarily from improved driver manning and higher tractor count.

The Transportation segment's cost of operations in the first quarter of 2007 decreased as a percentage of revenue quarter-over-quarter.
The percentage decrease was primarily due to a recovery of $357,000 in insurance costs from prior years. This recovery was partially offset by an increase in driver pay.


Real Estate
                                   Three Months Ended December 31
(dollars in thousands)             ___2006     %      2005     %_

Royalties and rent                 $  1,602   30%     1,579   31%
Developed property rentals            3,798   70%     3,544   69%

Total Revenue                         5,400  100%     5,123  100%

Mining and land rent expenses           396    7%       446    9%
Developed property expenses           2,140   40%     2,071   40%

Cost of Operations                    2,536   47%     2,517   49%

Gross profit                       $  2,864   53%     2,606   51%

Real Estate segment revenues for the first quarter of fiscal 2007 were $5,400,000, an increase of $277,000 or 5.4% over the same quarter last year. Lease revenue from developed properties increased $254,000 or 7.2%, due to an increase in occupied square footage along with higher rental rates on new leases. Royalties from mining operations increased $23,000 as a result of increased royalties per ton.

Real estate segment expenses increased slightly to $2,536,000 during the first quarter of fiscal 2007 compared to $2,517,000 for the same quarter last year. Expenses related to development activities increased as a result of new building additions, increased staffing and professional fees to facilitate continuing portfolio expansion.


Consolidated Results

Gross Profit - Consolidated gross profit was $7,459,000 in the first quarter of fiscal 2007 compared to $6,782,000 in the same period last year, an increase of 10.0%. Gross profit in the transportation segment increased $419,000 or 10.0%, primarily due to the recovery of insurance costs of $357,000 from prior years. Gross profit in the real estate segment increased $258,000 or 9.9% from the first quarter 2006, due to the increased revenues partially offset by costs associated with increased square footage leased, increased staffing and professional fees to facilitate continuing portfolio expansion.

Selling, general and administrative expense - Selling, general and administrative expenses increased $249,000 over the same quarter last year. The increase included $63,000 from stock compensation expense as required by SFAS 123R (see Note 9 of Condensed Notes to Consolidated Financial Statements), $69,000 of audit fees and Sarbanes-Oxley compliance work and $52,000 in salaries and benefits. SG&A expense was 8.2% of revenue for the first quarter of fiscal 2007 compared to 7.9% for the same period last year.

Interest expense - Interest expense decreased $36,000 over the same quarter last year due to interest related to construction activities of $258,000 that was capitalized in the first quarter of 2007 compared to no interest capitalized in the same period last year. This was mostly offset by additional interest expense on increased long-term debt and higher borrowings under the revolving credit agreement.

Income taxes - Income tax expense increased $219,000 over the same quarter last year. This is due to higher earnings before taxes and an increase in the effective tax rate to 39.0% versus 38.0% for the same quarter last year.

Net income - Net income for the first quarter of fiscal 2007 was $2,160,000, an increase of $262,000 or 13.8% compared to $1,898,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2007 was $0.69 compared to $0.62 in the first quarter of fiscal 2006.


Liquidity and Capital Resources

For the first three months of fiscal 2007, the Company used cash provided by operating activities of $4,493,000 and borrowings of $5,239,000 under its Revolver to purchase $6,311,000 in property and equipment, to invest $3,118,000 in the Brooksville Joint Venture and to make scheduled payments of $627,000 on long-term debt.

The Company has a $37,000,000 revolving credit agreement (the
Revolver) of which $19,309,000 was available at December 31, 2006. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Revolver will expire on December 31, 2009.

The Company had $18,887,000 of irrevocable letters of credit outstanding as of December 31, 2006. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of December 31, 2006, $3,490,000 was authorized to repurchase the Company's common stock. No shares were repurchased during the first three months of fiscal 2007.

The Company does not currently pay any dividends on common stock.

The Company has committed to make an additional capital contribution of up to $1.9 million dollars to Brooksville Quarry, LLC in connection with a joint venture with FRI (see Related Party Transactions).

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both its real estate and transportation segments.

Recent Accounting Pronouncements. In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This Statement requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS 154's retrospective application requirement replaces APB Opinion No. 20's, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of Statement 154 to have a material impact on our financial statements.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will only require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgages and as such will not have a material impact on the consolidated financial results of the Company.

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). The statement requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize actuarial gains and losses, prior service cost and unrecognized transition amounts as a component of accumulated other comprehensive income. Furthermore, SFAS 158 will also require fiscal year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The disclosure requirements for SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS 158, but the adoption of SFAS 158 is not expected to have a material effect on the Company's consolidated financial statements.

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to FRI. The Company also outsources certain administrative functions to FRI. The cost of these administrative functions was $48,000 and $48,000 for the quarters ending December 31, 2006 and 2005, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (FRI) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP has contributed its fee interest in approximately 3,443 acres that it leased to FRI under a long-term mining lease which had a net book value of $2,548,000. FRI will continue to mine the property and pay royalties for the benefit of FRP for as long as mining does not interfere with the development of the property. Real estate revenues included $35,000 of royalties in the first quarter of fiscal 2007. Allocated depletion expense of $1,000 was included in real estate cost of operations in the quarter.

FRP also reimbursed FRI $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel acquired by FRI in 2006 and contributed by FRI to the Joint Venture. FRI also contributed 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leased from FRP. The joint venture will be jointly controlled by FRI and FRP, and they will each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $100,000 were made during the first quarter of fiscal 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP.

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

Summary and Outlook. The Company's real estate development business has benefited from active inquiry from prospective tenants for its warehouse-office product and corresponding favorable occupancy rates. The Company continues to explore opportunities for development of various properties owned by the Company, including certain properties leased by the Company to Florida Rock Industries, Inc.

Despite favorable first quarter results that were assisted by an insurance recovery, the transportation segment faces negative industry trends due to poor freight demand, utilization disruption and pricing softness resulting from the housing downturn that pose significant profitability challenges.

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

As of December 31, 2006, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  EXHIBITS

(a)	Exhibits. The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page
23.







                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2007            PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2006
EXHIBIT INDEX



(10)(k) 		Joint Venture Agreement between Florida Rock
Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended
September 30, 2006.  File No. 33-26115.

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