Form 10-Q
period 2007-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2007-05-02
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2007: 3,043,064 shares of $.10 par value common stock.
PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007


CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  22

Item 4.  Controls and Procedures                                      22


Part II.  Other Information

Item 1A. Risk Factors                                                 24

Item 4.  Submission of Matters to a Vote of Security Holders          24

Item 6.  Exhibits                                                     24

Signatures                                                            25

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               27

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              30


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


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
(Unaudited)                                          March 31,  September 30,
                                                       2007             2006
Assets
Current assets:
 Cash and cash equivalents                          $    358              154
 Accounts receivable (including related party of
  $563 and $546 and net of allowance for doubtful
  accounts of $271 and $359, respectively)            12,157           11,761
 Inventory of parts and supplies                         744              854
 Deferred income taxes                                   550              870
 Prepaid tires on equipment                            2,038            2,230
 Prepaid taxes and licenses                              683            1,216
 Prepaid insurance                                     1,808              260
 Prepaid expenses, other                                 110               67
  Total current assets                                18,448           17,412

Property, plant and equipment, at cost               276,843          277,635
Less accumulated depreciation and depletion          (85,102)         (85,562)
  Net property, plant and equipment                  191,741          192,073

Real estate held for investment, at cost               1,154            1,093
Investment in Brooksville Joint Venture                5,663                -
Goodwill                                               1,087            1,087
Unrealized rents                                       2,396            2,201
Other assets                                           5,211            5,349

Total assets                                        $225,700          219,215

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  4,404            5,670
 Federal and state income taxes payable                    -               20
 Accrued payroll and benefits                          4,088            5,160
 Accrued insurance reserves                            4,309            4,297
 Accrued liabilities, other                              438              469
 Long-term debt due within one year                    2,655            2,576
  Total current liabilities                           15,894           18,192

Long-term debt                                        62,472           60,548
Deferred income taxes                                 15,212           14,968
Accrued insurance reserves                             4,746            5,104
Other liabilities                                      2,501            2,351
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,043,064 and 3,011,629 shares issued
  and outstanding, respectively                          304              301
 Capital in excess of par value                       31,826           29,169
 Retained earnings                                    92,745           88,582
  Total shareholders' equity                         124,875          118,052

Total liabilities and shareholders' equity          $225,700          219,215
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                        THREE MONTHS           SIX MONTHS
                                       ENDED MARCH 31,       ENDED MARCH 31,
                                       2007       2006       2007       2006

Revenues:
  Transportation                    $ 32,588     30,345     64,312     60,645
  Real estate                          5,568      5,216     10,968     10,339
Total revenues (including revenue
 from related parties of $1,990,
 $2,066, $4,087 and $3,846
 respectively)                        38,156     35,561     75,280     70,984

Cost of operations:
  Transportation                      27,010     26,234     54,139     52,358
  Real estate                          2,723      2,490      5,259      5,007
Total cost of operations              29,733     28,724     59,398     57,365

Gross profit:
  Transportation                       5,578      4,111     10,173      8,287
  Real estate                          2,845      2,726      5,709      5,332
Total gross profit                     8,423      6,837     15,882     13,619

Selling, general and administrative
 expense (including expenses paid
 to a related party of $48, $48,
 $96 and $96, respectively)            3,205      3,114      6,263      5,923

Operating profit                       5,218      3,723      9,619      7,696
Interest income and other                 24         82         56         97
Equity in loss of Joint Venture         (101)         -       (101)         -
Interest expense                        (880)    (1,055)    (1,771)    (1,982)

Income before income taxes             4,261      2,750      7,803      5,811
Provision for income taxes            (1,664)    (1,045)    (3,046)    (2,208)

Net income                          $  2,597      1,705      4,757      3,603

Earnings per common share:
  Basic                             $    .86        .57       1.58       1.21
  Diluted                           $    .83        .56       1.53       1.17

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share     3,017      2,972      3,007      2,969
  -diluted earnings per common share   3,125      3,070      3,117      3,069

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (In thousands)
                                    (Unaudited)
                                                              2007      2006

Cash flows from operating activities:
 Net income                                                $ 4,757     3,603
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  7,109     6,643
   Deferred income taxes                                       564      (625)
   Equity in loss of Brooksville Joint Venture                 101         -
   Gain on sale of property, plant and equipment            (1,042)     (721)
   Stock-based compensation                                    763       586
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (396)      914
    Inventory of parts and supplies                            110        30
    Prepaid expenses and other current assets                 (866)     (421)
    Other assets                                              (359)     (691)
    Accounts payable and accrued liabilities                (2,357)   (1,515)
    Income taxes payable                                       (20)      662
    Long-term insurance reserves and other long-term
     liabilities                                              (208)      113

Net cash provided by operating activities                   _8,156     8,578

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (5,567)  (10,121)
 Purchase of real estate group property and equipment       (3,754)  (14,427)
 Investment in Brooksville Joint Venture                    (3,218)        -
 Proceeds from sale of property, plant and equipment         1,281     1,108

Net cash used in investing activities                      (11,258)  (23,440)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                        -     2,084
 Net increase (decrease)in revolving debt                    3,268    11,003
 Repayment of long-term debt                                (1,265)   (1,068)
 Excess tax benefits from exercise of stock options            538       105
 Exercise of employee stock options                            765       253

Net cash provided by financing activities                    3,306    12,377

Net increase (decrease) in cash and cash equivalents           204    (2,485)
Cash and cash equivalents at beginning of period               154     2,966
Cash and cash equivalents at end of the period             $   358       481



See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2007
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2006.

(2) Recent Accounting Pronouncements. In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This Statement requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS 154's retrospective application requirement replaces APB Opinion No. 20's, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement 154 did not have a material impact on our financial statements.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will not have a material impact on the consolidated financial results of the Company.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                              Three Months ended      Six Months ended
                                  March 31,___            March 31,___
                               2007        2006        2007        2006

Revenues:
   Transportation           $ 32,588      30,345      64,312      60,645
   Real estate                 5,568       5,216      10,968      10,339
                            $ 38,156      35,561      75,280      70,984
Operating profit
   Transportation           $  3,440       1,920       5,852       3,891
   Real estate                 2,845       2,726       5,709       5,332
   Corporate expenses         (1,067)       (923)     (1,942)     (1,527)
                            $  5,218       3,723       9,619       7,696


Identifiable assets                          March 31,   September 30,
                                                2007         2006

   Transportation                            $ 58,347       57,715
   Real estate                                164,059      159,134
   Cash items                                     358          154
   Unallocated corporate assets                 2,936        2,212
                                             $225,700      219,215

(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):

                                             March 31,   September 30,
                                                2007         2006
     Revolving credit (uncollateralized)     $ 15,721       12,452
     5.7% to 8.6% mortgage notes
       due in installments through 2020        49,406       50,672
                                               65,127       63,124
     Less portion due within one year           2,655        2,576
                                             $ 62,472       60,548

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1.00% over the selected LIBOR and may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Company is in compliance with all restrictive covenants as of March 31, 2007.

(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to FRI. The Company also outsources certain administrative functions to FRI. The cost of these administrative functions was $96,000 and $96,000 for the six months ending March 31, 2007 and 2006, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (FRI) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP has contributed its fee interest in approximately 3,443 acres formerly leased to FRI under a long-term mining lease which had a net book value of $2,548,000. FRI will continue to mine the property and pay royalties for the benefit of FRP for as long as mining does not interfere with the development of the property. Real estate revenues included $72,000 of such royalties in the first six months of fiscal 2007 and $53,000 in the first six months of fiscal 2006. Allocated depletion expense of $2,000 was included in real estate cost of operations.

FRP also reimbursed FRI $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel acquired by FRI in 2006 and contributed by FRI to the Joint Venture. FRI also contributed 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leased from FRP. The joint venture is jointly controlled by FRI and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $200,000 were made during the first six months of fiscal 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ending March 31, 2007 includes a loss of $101,000 representing the Company's equity in the loss of the Joint Venture.

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
                                         THREE MONTHS         SIX MONTHS
                                        ENDED MARCH 31,     ENDED MARCH 31,
                                        2007       2006     2007       2006

Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share              3,017      2,972    3,007      2,969

Common shares issuable under
 Share based payment plans
 which are potentially dilutive          108         98      110        100
Common shares used for diluted
 earnings per share                    3,125      3,070    3,117      3,069


Net income                           $ 2,597      1,705    4,757      3,603
Earnings per common share
 Basic                               $   .86        .57     1.58       1.21
 Diluted                             $   .83        .56     1.53       1.17

For the three months ended March 31, 2007 and 2006, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the six months ended March 31, 2007, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

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

The Company previously awarded stock options to directors, officers and key employees under the 1995 Stock Option Plan and the 2000 Stock Option Plan. The options awarded under these two plans are non-qualified and expire ten years from the date of grant. Options awarded to directors are exercisable immediately and options awarded to officers and employees become exercisable in cumulative annual installments of 20% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due from the grantee.

The 2006 Stock Incentive Plan, which replaced the 2000 Stock Option Plan, permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. In February, 2006, 15,960 shares of restricted stock were granted subject to forfeiture restrictions, tied to continued employment, that lapse 25% annually beginning on January 1, 2007. The number of common shares authorized for future issuance was 276,260 at March 31, 2007.

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

Under provisions of SFAS 123R, the Company recorded the following stock compensation expense in its consolidated statement of income:

                              Three Months ended      Six Months ended
                                  March 31,___            March 31,___
                               2007        2006        2007        2006

Issued before 123R adoption  $   131         134         262         261
Restricted stock awards           54          39         113          39
Annual Director stock award      388         286         388         286
                                 573         459         763         586
Deferred income tax benefit      220         175         293         223
Stock compensation after tax$    353         284         470         363

SFAS 123R also amended FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Financing cash flows for the six months ended March 31, 2007 included $538,000 of excess tax benefits from the exercise of stock options.

A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2006     304,746     $31.03       6.9
  Granted                     0     $    0               $     0
  Exercised              27,635     $27.66               $   383
  Forfeited               2,200     $37.70
Outstanding at
 March 31, 2007         274,911     $31.31       6.4     $ 4,339
Exerciseable at
 March 31, 2007         210,011     $30.06       6.2     $ 3,235
Vested during
 Six months ended
 March 31, 2007          36,100                          $   532

The aggregate intrinsic value of exercisable in-the-money options was $12,506,000 based on the market closing price of $89.61 on March 30, 2007 less applicable exercise prices. The aggregate intrinsic value of all outstanding options at March 30, 2007 was $16,026,000. Gains of $1,646,000 were realized by option holders during the six months ended March 31, 2007. The realized tax benefit from options exercised for the six months ended March 31, 2007 was $631,000. Total compensation cost of options granted but not yet vested as of March 31, 2007 was $898,000, which is expected to be recognized over a weighted-average period of 1.7 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2006      15,600     $63.64       3.3
  Granted                     0                          $     0
  Vested                  3,800     $63.65               $   242
  Forfeited                 700     $63.54
Outstanding at
 March 31, 2007          11,100     $63.65       2.8     $   707

Total compensation cost of restricted stock granted but not yet vested as of March 31, 2007 was $594,000 which is expected to be recognized over a weighted-average period of 2.8 years.


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

(9) Customer Concentration. During the first six months of fiscal 2007 the transportation segment's petroleum customers accounted for approximately 67% and building and construction customers accounted for approximately 33% of transportation segment revenues. During the first six months of fiscal 2007, the transportation segment's ten largest customers accounted for approxi-mately 50.0% of the transportation segment's revenue. One of these customers accounted for 11.7% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

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

Comparative Results of Operations for the Three Months Ended March 31, 2007 and 2006

Consolidated Results. - Net income for the second quarter of fiscal 2007 was $2,597,000, an increase of $892,000 or 52.3% compared to $1,705,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2007 were $0.83 compared to $0.56 in the second quarter of fiscal 2006.

Transportation
                                    Three Months Ended March 31
(dollars in thousands)             ___2007     %      2006     %_

Transportation revenue             $ 28,904   89%    26,657   88%
Fuel surcharges                       3,684   11%     3,688   12%

Revenues                             32,588  100%    30,345  100%

Compensation and benefits            12,632   39%    11,797   39%
Fuel expenses                         6,894   21%     6,285   21%
Insurance and losses                  2,064    6%     2,917   10%
Depreciation expense                  2,277    7%     2,111    7%
Other, net                            3,143   10%     3,124   10%

Cost of operations                   27,010   83%    26,234   87%

Gross profit                       $  5,578   17%     4,111   13%

Transportation segment revenues were $32,588,000 in the second quarter of 2007 an increase of $2,243,000 over the same quarter last year. Excluding fuel surcharges, revenue per mile increased only 1.1% over the same quarter last year primarily reflecting a trend in the Company's flatbed operation of decreasing freight demand and corresponding pricing softness from the housing downturn and attendant lower demand for construction materials. Revenue miles in the current quarter were up 7.2% compared to the second quarter of 2006 primarily from improved driver manning and higher tractor count.

The Transportation segment's cost of operations in the second quarter of 2007 decreased as a percentage of revenue due to lower insurance and losses. Those costs decreased $853,000 due changes in estimated prior year retained loss reserves as of March 31, 2007 versus estimates as of September 30, 2006 as calculated by a third-party actuary. This is a result of continued trends in recent years of safe operation, lack of severe accidents, and favorable development of prior year claims.

Real Estate
                                    Three Months Ended March 31
(dollars in thousands)             ___2007     %      2006     %_

Royalties and rent                 $  1,526   27%     1,648   32%
Developed property rentals            4,042   73%     3,568   68%

Total Revenue                         5,568  100%     5,216  100%

Mining and land rent expenses           450    8%       418    8%
Developed property expenses           2,273   41%     2,072   40%

Cost of Operations                    2,723   49%     2,490   48%

Gross profit                       $  2,845   51%     2,726   52%

Real Estate segment revenues for the second quarter of fiscal 2007 were $5,568,000, an increase of $352,000 or 6.7% over the same quarter last year.
 Lease revenue from developed properties increased $474,000 or 13.3%, due to an increase in occupied square footage, higher rental rates on new leases, and $213,000 for common area charges for snow removal and repairs. Royalties from mining operations decreased $122,000 or 7.4% due to lower tons mined.

Real estate segment expenses increased $233,000 to $2,723,000 during the second quarter of fiscal 2007 compared to $2,490,000 for the same quarter last year. Expenses related to development activities increased as a result of new building additions, higher common area charges related to snow removal and repairs, and increased staffing to facilitate continued portfolio expansion.

Consolidated Results

Gross Profit - Consolidated gross profit was $8,423,000 in the second quarter of fiscal 2007 compared to $6,837,000 in the same period last year, an increase of 23.2%. Gross profit in the transportation segment increased $1,467,000 or 35.7% due to lower insurance reserves and loss expense as discussed above combined with higher mileages. Gross profit in the real estate segment increased $119,000 or 4.4% from the second quarter 2006, due to the increased revenues partially offset by costs associated with increased square footage leased and increased staffing to facilitate portfolio expansion.

Selling, general and administrative expense - Selling, general and administrative expenses increased $91,000 over the same quarter last year. The increase was primarily due to $114,000 increased stock compensation expense as required by SFAS 123R (see Note 9 of Condensed Notes to Consolidated Financial Statements). SG&A expense was 8.4% of revenue for the second quarter of fiscal 2007 compared to 8.8% for the same period last year.

Interest expense - Interest expense decreased $175,000 over the same quarter last year due to interest related to construction activities of $295,000 that was capitalized in the second quarter of 2007 compared to $19,000 interest capitalized in the same period last year. This was offset by additional interest expense on increased long-term debt and higher borrowings under the revolving credit agreement.

Income taxes - Income tax expense increased $619,000 over the same quarter last year. This was due to higher earnings before taxes and an increase in the effective tax rate to 39.0% versus 38.0% for the same quarter last year.


Net income - Net income for the second quarter of fiscal 2007 was $2,597,000, an increase of $892,000 or 52.3% compared to $1,705,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2007 were $0.83 compared to $0.56 in the second quarter of fiscal 2006.

Comparative Results of Operations for the Six Months Ended March 31, 2007
and 2006

Consolidated Results. - Net income for the first six months of fiscal 2007 was $4,757,000, an increase of $1,154,000 or 32.0% compared to $3,603,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2007 were $1.53 compared to $1.17 for the same period last year.

Transportation
                                     Six Months Ended March 31
(dollars in thousands)             ___2007     %      2006     %_

Transportation revenue             $ 56,793   88%    52,619   87%
Fuel surcharges                       7,519   12%     8,026   13%

Revenues                             64,312  100%    60,645  100%

Compensation and benefits            24,736   38%    23,006   38%
Fuel expenses                        13,638   21%    12,679   21%
Insurance and losses                  4,939    8%     6,149   10%
Depreciation expense                  4,560    7%     4,177    7%
Other, net                            6,266   10%     6,347   10%

Cost of operations                   54,139   84%    52,358   86%

Gross profit                       $ 10,173   16%     8,287   14%

Transportation segment revenues were $64,312,000 in the first six months of 2007, an increase of $3,667,000 over the same period last year. Excluding fuel surcharges, revenue per mile increased only 1.1% reflecting a developing trend of decreasing freight demand and pricing softness from the downturn in housing and attendant lower demand for construction materials. Revenue miles in the first six months were up 7.1% compared to the same period in 2006 primarily from improved driver manning and higher tractor count.

The Transportation segment's cost of operations in the first six months of 2007 decreased as a percentage of revenue due lower insurance and losses of $1,210,000. Those costs decreased $853,000 due changes in estimated prior year retained loss reserves as of March 31, 2007 versus estimates as of September 30, 2006 as calculated by third-party actuary along with a $357,000 recovery of prior year insurance costs recorded in the three months ended December 31, 2006.

Real Estate
                                     Six Months Ended March 31
(dollars in thousands)             ___2007     %      2006     %_

Royalties and rent                 $  3,128   29%     3,227   31%
Developed property rentals            7,840   71%     7,112   69%

Total Revenue                        10,968  100%    10,339  100%

Mining and land rent expenses           846    8%       863    8%
Developed property expenses           4,413   40%     4,144   40%

Cost of Operations                    5,259   48%     5,007   48%

Gross profit                       $  5,709   52%     5,332   52%

Real Estate segment revenues for the first six months of fiscal 2007 were $10,968,000, an increase of $629,000 or 6.1% over the same period last year. Lease revenue from developed properties increased $728,000 or 10.2%, due to an increase in occupied square footage and higher rental rates on new leases. Royalties from mining operations decreased $99,000 or 3.1% due to lower tons mined.

Real estate segment expenses increased $252,000 to $5,259,000 during the first six months of fiscal 2007 compared to $5,007,000 for the same period last year. Expenses related to development activities increased as a result of new building additions and increased staffing to facilitate continued portfolio expansion.

Consolidated Results

Gross Profit - Consolidated gross profit was $15,882,000 in the first six months of fiscal 2007 compared to $13,619,000 in the same period last year, an increase of 16.6%. Gross profit in the transportation segment increased $1,886,000 or 22.8%, due to lower insurance reserves and loss expense as discussed above combined with higher mileages. Gross profit in the real estate segment increased $377,000 or 7.1% over the same period last year, due to the increased revenues partially offset by costs associated with increased square footage leased and increased staffing to facilitate continuing portfolio expansion.

Selling, general and administrative expense - Selling, general and administrative expenses increased $340,000 over the same period last year. The increase was primarily due to $177,000 from stock compensation expense as required by SFAS 123R (see Note 9 of Condensed Notes to Consolidated Financial Statements). SG&A expense was 8.3% of revenue for the first six months of fiscal 2007 compared to 8.3% for the same period last year.

Interest expense - Interest expense decreased $211,000 over the same period last year due to interest related to construction activities of $553,000 that was capitalized in the first six months of 2007 compared to $19,000 capitalized in the same period last year. This was offset by additional interest expense on increased long-term debt and higher borrowings under the revolving credit agreement.

Income taxes - Income tax expense increased $838,000 over the same period last year. This is due to higher earnings before taxes and an increase in the effective tax rate to 39.0% versus 38.0% for the same period last year.


Net income - Net income for the first six months of fiscal 2007 was $4,757,000, an increase of $1,154,000 or 32.0% compared to $3,603,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2007 were $1.53 compared to $1.17 in the same period of fiscal 2006.

Liquidity and Capital Resources. For the first six months of fiscal 2007, the Company used cash provided by operating activities of $8,156,000, borrowings of $3,268,000 under its Revolver, $1,303,000 from exercises of stock options, and $1,281,000 from sales of equipment to purchase $9,321,000 in property and equipment, to invest $3,218,000 in the Brooksville Joint Venture, to make $1,265,000 scheduled payments on long-term debt and to increase cash $204,000.

Cash flows from operating activities for the first six months of fiscal 2007 were $422,000 lower than the same period last year. This was due to growth in receivables from increased revenue combined with lower payables from the completion of an accelerated equipment replacement program.

Cash flows used in investing activities for the first six months of fiscal 2007 were $12,182,000 lower than the same period last year due to the purchase in fiscal 2006 of property for future development and accelerated equipment replacement in the prior year.

Cash flows from financing activities for the first six months of fiscal 2007 were $9,071,000 lower than the same period last year due to lower borrowings on the Revolver corresponding to lower cash needed for investing activities.

The Company has a $37,000,000 revolving credit agreement (the Revolver) of which $21,279,000 was available at March 31, 2007. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Revolver will expire on December 31, 2009.

The Company had $16,038,000 of irrevocable letters of credit outstanding as of March 31, 2007. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of March 31, 2007, $3,490,000 was authorized to repurchase the Company's common stock. No shares were repurchased during the first six months of fiscal 2007. The Company does not currently pay any dividends on common stock.

The Company has committed to make an additional capital contribution of up to $1.8 million dollars to Brooksville Quarry, LLC in connection with a joint venture with FRI (see Related Party Transactions).

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Management believes that the Company is financially postured to be able to take advantage of external and internal growth opportunities in both its real estate and transportation segments.

Recent Accounting Pronouncements. In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This Statement requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS 154's retrospective application requirement replaces APB Opinion No. 20's, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement 154 did not have a material impact on our financial statements.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will not have a material impact on the consolidated financial results of the Company.

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

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to FRI. The Company also outsources certain administrative functions to FRI. The cost of these administrative functions was $96,000 and $96,000 for the six months ending March 31, 2007 and 2006, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (FRI) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP has contributed its fee interest in approximately 3,443 acres formerly leased to FRI under a long-term mining lease which had a net book value of $2,548,000. FRI will continue to mine the property and pay royalties for the benefit of FRP for as long as mining does not interfere with the development of the property. Real estate revenues included $72,000 of such royalties in the first six months of fiscal 2007. Allocated depletion expense of $2,000 was included in real estate cost of operations.

FRP also reimbursed FRI $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel acquired by FRI in 2006 and contributed by FRI to the Joint Venture. FRI also contributed 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leased from FRP. The joint venture is jointly controlled by FRI and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $200,000 were made during the first six months of fiscal 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ending March 31, 2007 includes a loss of $101,000 representing the Company's equity in the loss of the Joint Venture.

The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the entitlement process may take several years to complete.

Summary and Outlook. The Company's results for the first two quarters of fiscal 2007 were assisted by lower expense for transportation insurance reserves and losses of $853,000 for the second quarter ($520,000 net of income taxes) and $1,210,000 for the first six months ($738,000 net of income taxes). The flatbed portion of the transportation segment faces negative industry trends and significant profitability challenges due to poor freight demand, utilization disruption and pricing softness resulting from the housing downturn, which may continue throughout calendar 2007.

The Company's real estate development business has benefited from active inquiry from prospective tenants for its warehouse-office product and corresponding favorable occupancy rates. The Company also continues to explore opportunities for development of various properties owned by the Company. The Company expects to continue expanding its portfolio of warehouse-office products.

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

As of March 31, 2007, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 7, 2007, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown:

                      Term       Votes     Votes      Broker/
                      Ending     For       Withheld   Non-Votes
John E. Anderson      2011       2,866,122   80,764      -
Robert H. Paul III    2011       2,947,571   19,315      -
James H. Winston      2011       2,947,517   19,369      -

The directors whose terms of office as director have continued after the meeting are Edward L. Baker, John D. Baker II, Thompson S. Baker II, Charles E. Commander III, Luke E. Fichthorn III, H. W. Shad III, and Martin E. Stein, Jr.

In addition, the shareholders ratified the appointment by the Audit Committee of Hancock Askew & Co., LLP as the company's independent auditors for fiscal year 2007 by the vote shown:

Votes for:	2,966,684
Votes against:	      146
Abstaining:	       56

Item 6.  EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate
Section entitled "Exhibit Index", starting on page 23.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2007                PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
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