Form 10-Q
period 2007-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2007-08-01
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2007:
3,049,364 shares of $.10 par value common stock.

PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007


CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  23

Item 4.  Controls and Procedures                                      23


Part II.  Other Information

Item 1A. Risk Factors                                                 24

Item 6.  Exhibits                                                     24

Signatures                                                            25

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               27

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              30


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


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
(Unaudited)                                          June 30,   September 30,
                                                       2007             2006
Assets
Current assets:
 Cash and cash equivalents                          $    861              154
 Accounts receivable (including related party of
  $477 and $546 and net of allowance for doubtful
  accounts of $215 and $359, respectively)            10,603           11,761
 Inventory of parts and supplies                         681              854
 Deferred income taxes                                   724              870
 Prepaid tires on equipment                            2,009            2,230
 Prepaid taxes and licenses                              266            1,216
 Prepaid insurance                                     1,201              260
 Prepaid expenses, other                                 113               67
  Total current assets                                16,458           17,412

Property, plant and equipment, at cost               278,873          277,635
Less accumulated depreciation and depletion           87,952           85,562
  Net property, plant and equipment                  190,921          192,073

Real estate held for investment, at cost               1,274            1,093
Investment in Brooksville Joint Venture                5,784                -
Goodwill                                               1,087            1,087
Unrealized rents                                       2,496            2,201
Other assets                                           5,206            5,349

Total assets                                        $223,226          219,215

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  4,371            5,670
 Federal and state income taxes payable                  346               20
 Accrued payroll and benefits                          4,646            5,160
 Accrued insurance reserves                            3,799            4,297
 Accrued liabilities, other                              453              469
 Long-term debt due within one year                    2,702            2,576
  Total current liabilities                           16,317           18,192

Long-term debt                                        56,380           60,548
Deferred income taxes                                 15,709           14,968
Accrued insurance reserves                             4,588            5,104
Other liabilities                                      2,451            2,351
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,049,364 and 3,011,629 shares issued
  and outstanding, respectively                          305              301
 Capital in excess of par value                       32,251           29,169
 Retained earnings                                    95,225           88,582
  Total shareholders' equity                         127,781          118,052

Total liabilities and shareholders' equity          $223,226          219,215
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                        THREE MONTHS           NINE MONTHS
                                       ENDED JUNE 30,       ENDED JUNE 30,
                                       2007       2006       2007       2006

Revenues:
  Transportation                    $ 34,107     32,435     98,419     93,080
  Real estate                          5,524      5,176     16,492     15,515
Total revenues (including revenue
 from related parties of $2,152,
 $2,257, $6,239 and $6,104
 respectively)                        39,631     37,611    114,911    108,595

Cost of operations:
  Transportation                      29,312     28,114     83,451     80,472
  Real estate                          2,525      2,157      7,784      7,164
Total cost of operations              31,837     30,271     91,235     87,636

Gross profit:
  Transportation                       4,795      4,321     14,968     12,608
  Real estate                          2,999      3,019      8,708      8,351
Total gross profit                     7,794      7,340     23,676     20,959

Selling, general and administrative
 expense (including expenses paid
 to a related party of $48, $48,
 $143 and $143, respectively)          2,933      3,286      9,196      9,209

Operating profit                       4,861      4,054     14,480     11,750

Interest income and other                 13         28         69        125
Equity in loss of Joint Venture          (27)         -       (128)         -
Interest expense                        (868)    (1,036)    (2,639)    (3,018)

Income before income taxes             3,979      3,046     11,782      8,857
Provision for income taxes            (1,553)    (1,202)    (4,599)    (3,410)

Net income                          $  2,426      1,844      7,183      5,447

Earnings per common share:
  Basic                             $    .80        .62       2.38       1.83
  Diluted                           $    .77        .59       2.30       1.77

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share     3,035      2,985      3,016      2,974
  -diluted earnings per common share   3,142      3,105      3,125      3,085

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (In thousands)
                                    (Unaudited)
                                                              2007      2006

Cash flows from operating activities:
 Net income                                                $ 7,183     5,447
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                 10,615     9,995
   Deferred income taxes                                       887      (845)
   Equity in loss of Brooksville Joint Venture                 128         -
   Gain on sale of property, plant and equipment            (1,035)     (917)
   Stock-based compensation                                    945       778
   Net changes in operating assets and liabilities:
    Accounts receivable                                      1,158       880
    Inventory of parts and supplies                            173        44
    Prepaid expenses and other current assets                  184       (14)
    Other assets                                              (606)     (831)
    Accounts payable and accrued liabilities                (2,327)    1,296
    Income taxes payable                                       326     1,363
    Long-term insurance reserves and other long-term
     liabilities                                              (416)      308

Net cash provided by operating activities                   17,215    17,504

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (6,051)  (13,815)
 Purchase of real estate group property and equipment       (6,014)  (17,194)
 Investment in Brooksville Joint Venture                    (3,368)        -
 Proceeds from sale of property, plant and equipment         1,366     1,283

Net cash used in investing activities                      (14,067)  (29,726)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                        -     2,084
 Net (decrease) increase in revolving debt                  (2,126)    8,420
 Repayment of long-term debt                                (1,916)   (1,695)
 Excess tax benefits from exercise of stock options            644       406
 Exercise of employee stock options                            957       699

Net cash (used in) provided by financing activities         (2,441)    9,914

Net increase (decrease) in cash and cash equivalents           707    (2,308)
Cash and cash equivalents at beginning of period               154     2,966
Cash and cash equivalents at end of the period             $   861       658



See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2007
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. In May 2007, the FASB issued Staff Position FIN No. 48-1, "Definition of 'Settlement' in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The accounting provisions of FIN 48 and FSP FIN 48-1 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 and FSP FIN 48-1 will have on its financial statements.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):





                              Three Months ended      Nine Months ended
                                  June 30,___            June 30,___
                               2007        2006        2007        2006

Revenues:
   Transportation           $ 34,107      32,435      98,419      93,080
   Real estate                 5,524       5,176      16,492      15,515
                            $ 39,631      37,611     114,911     108,595
Operating profit
   Transportation           $  2,600       2,097       8,452       5,988
   Real estate                 2,999       3,019       8,708       8,351
   Corporate expenses           (738)     (1,062)     (2,680)     (2,589)
                            $  4,861       4,054      14,480      11,750



Identifiable assets                          June 30,   September 30,
                                                2007         2006

   Transportation                            $ 55,170       57,715
   Real estate                                165,075      159,134
   Cash items                                     861          154
   Unallocated corporate assets                 2,120        2,212
                                             $223,226      219,215


(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):

                                             June 30,   September 30,
                                                2007         2006
     Revolving credit (uncollateralized)     $ 10,326       12,452
     5.7% to 8.6% mortgage notes
       due in installments through 2020        48,756       50,672
                                               59,082       63,124
     Less portion due within one year           2,702        2,576
                                             $ 56,380       60,548

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1.00% over the selected LIBOR and may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Company is in compliance with all restrictive covenants as of June 30, 2007.

On July 31, 2007, the Company borrowed $36,000,000 from a major insurance company. The non-recourse mortgage loan fully amortizes on a level term over 20 years and bears interest at 5.74%. The loan is secured by seven developed properties with a net book value of $31,074,000 at June 30, 2007. A portion of the proceeds were used to repay balances outstanding under the Company's Revolver and the remaining proceeds will be used to fund new construction and to purchase land for future development.


(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to FRI. The Company also outsources certain administrative functions to FRI. The cost of these administrative functions was $143,000 and $143,000 for the nine months ended June 30, 2007 and 2006, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (FRI) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP has contributed its fee interest in approximately 3,443 acres formerly leased to FRI under a long-term mining lease which had a net book value of $2,548,000. FRI is entitled to mine the property and pay royalties for the benefit of FRP for as long as mining does not interfere with the development of the property. Real estate revenues included $110,000 of such royalties in the first nine months of fiscal 2007 and $82,000 in the first nine months of fiscal 2006. Allocated depletion expense of $4,000 was included in real estate cost of operations for the first nine months of fiscal 2007.

FRP also reimbursed FRI $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel acquired by FRI in 2006 and contributed by FRI to the joint venture. FRI also contributed 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leased from FRP. The joint venture is jointly controlled by FRI and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $350,000 were made during the first nine months of fiscal 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2007 includes a loss of $128,000 representing the Company's equity in the loss of the joint venture.

The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the entitlement process may take several years to complete.


(6) Earnings per common share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):
                                         THREE MONTHS         NINE MONTHS
                                         ENDED JUNE 30,     ENDED JUNE 30,
                                        2007       2006     2007       2006

Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share              3,035      2,985    3,016      2,974

Common shares issuable under
 Share based payment plans
 which are potentially dilutive          107        120      109        111
Common shares used for diluted
 earnings per share                    3,142      3,105    3,125      3,085


Net income                           $ 2,426      1,844    7,183      5,447
Earnings per common share
 Basic                               $   .80        .62     2.38       1.83
 Diluted                             $   .77        .59     2.30       1.77


For the nine months ended June 30, 2007 and 2006, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the nine months ended June 30, 2007 and 2006, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.


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

The 2006 Stock Incentive Plan, which replaced the 2000 Stock Option Plan, permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. In February, 2006, 15,960 shares of restricted stock were granted subject to forfeiture restrictions, tied to continued employment, that lapse 25% annually beginning on January 1, 2007. The number of common shares authorized for future issuance was 276,260 at June 30, 2007.

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

Under provisions of SFAS 123R, the Company recorded the following stock compensation expense in its consolidated statement of income (in thousands):

                              Three Months ended      Nine Months ended
                                  June 30,___            June 30,___
                               2007        2006        2007        2006

Issued before 123R adoption  $   132         133         394         394
Restricted stock awards           54          59         167          98
Annual Director stock award        -           -         388         286
                                 186         192         949         778
Deferred income tax benefit       71          74         364         300
Stock compensation after tax $   115         118         585         478


SFAS 123R also amended FASB Statement No. 95, Statement of Cash Flows, to require that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Financing cash flows for the nine months ended June 30, 2007 included $644,000 of excess tax benefits from the exercise of stock options.

A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2006     304,746     $31.03       6.9
  Granted                     0     $    0               $     0
  Exercised              33,935     $28.08               $   473
  Forfeited               2,200     $37.70
Outstanding at
 June 30, 2007          268,611     $31.35       6.1     $ 4,244
Exercisable at
 June 30, 2007          204,711     $30.08       5.9     $ 3,157
Vested during
 Nine months ended
 June 30, 2007           37,100                          $   549

The aggregate intrinsic value of exercisable in-the-money options was $11,592,000 based on the market closing price of $86.70 on June 29, 2007 less applicable exercise prices. The aggregate intrinsic value of all outstanding options at June 30, 2007 was $14,868,000. Gains of $2,017,000 were realized by option holders during the nine months ended June 30, 2007. The realized tax benefit from options exercised for the nine months ended June 30, 2007 was $773,000. Total compensation cost of options granted but not yet vested as of June 30, 2007 was $767,000, which is expected to be recognized over a weighted-average period of 1.5 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2006      15,600     $63.64       3.3
  Granted                     0                          $     0
  Vested                  3,800     $63.65               $   242
  Forfeited                 700     $63.54
Outstanding at
 June 30, 2007           11,100     $63.65       2.5     $   707

Total compensation cost of restricted stock granted but not yet vested as of June 30, 2007 was $540,000 which is expected to be recognized over a weighted-average period of 2.5 years.

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

(9) Customer Concentration. During the first nine months of fiscal 2007 the transportation segment's petroleum customers accounted for approximately 67% and building and construction customers accounted for approximately 33% of transportation segment revenues. During the first nine months of fiscal 2007, the transportation segment's ten largest customers accounted for approximately 50.2% of the transportation segment's revenue. One of these customers accounted for 12.0% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

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

The Company's real estate activities are conducted through two wholly owned subsidiaries. Florida Rock Properties, Inc. ("Properties") and FRP Development Corp. ("Development"). Properties owns a number of mining and other properties that are leased to Florida Rock Industries, Inc. ("FRI"), a related party. Properties also owns certain other real estate for investment. Development owns, manages and develops commercial warehouse/office rental properties in the Mid-Atlantic United States.

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

Comparative Results of Operations for the Three Months Ended June
30, 2007 and 2006

Consolidated Results. - Net income for the third quarter of fiscal 2007 was $2,426,000, an increase of $582,000 or 31.6% compared to
$1,844,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2007 were $0.77 compared to $0.59 in the third quarter of fiscal 2006. Net income for the third quarter of fiscal 2006 was adversely impacted by $649,000 ($.21 per diluted common share) of vacation expense, net of income tax benefits, that was not previously accrued.

Transportation
                                    Three Months Ended June 30
(dollars in thousands)             ___2007     %      2006     %_

Transportation revenue             $ 29,582   87%    27,967   86%
Fuel surcharges                       4,525   13%     4,468   14%

Revenues                             34,107  100%    32,435  100%

Compensation and benefits            12,755   37%    12,637   39%
Fuel expenses                         7,673   23%     7,257   22%
Insurance and losses                  2,769    8%     2,602    8%
Depreciation expense                  2,226    7%     2,109    7%
Other, net                            3,889   11%     3,509   11%

Cost of operations                   29,312   86%    28,114   87%

Gross profit                       $  4,795   14%     4,321   13%

Transportation segment revenues were $34,107,000 in the third quarter of 2007 an increase of $1,672,000 over the same quarter last year. Excluding fuel surcharges, revenue per mile was the same quarter-over-quarter primarily reflecting a trend in the Company's flatbed operation of decreasing freight demand and corresponding pricing softness from the housing downturn and attendant lower demand for construction materials. Revenue miles in the current quarter were up 5.8% compared to the third quarter of 2006 primarily from improved driver manning and higher tractor count.

The Transportation segment's cost of operations in the third quarter of 2007 decreased as a percentage of revenue quarter-over-quarter primarily due to lower compensation and benefits. Compensation and benefits in the third quarter of fiscal 2006 included $712,000 of vacation expense which was not previously accrued. Fuel expense as a percentage of revenue increased slightly due to a decrease in fuel surcharges as a percentage of total revenue while the fuel cost per gallon was about the same.

Real Estate
                                    Three Months Ended June 30
(dollars in thousands)             ___2007     %      2006     %_

Royalties and rent                 $  1,699   31%     1,753   34%
Developed property rentals            3,825   69%     3,423   66%

Total Revenue                         5,524  100%     5,176  100%

Mining and land rent expenses           393    7%       351    7%
Developed property expenses           2,132   39%     1,806   35%

Cost of Operations                    2,525   46%     2,157   42%

Gross profit                       $  2,999   54%     3,019   58%

Real Estate segment revenues for the third quarter of fiscal 2007 were $5,524,000, an increase of $348,000 or 6.7% over the same quarter last year. Lease revenue from developed properties increased $402,000 or 11.7%, due to an increase in occupied square footage, higher rental rates on new leases, and $145,000 in common area charges for repairs. Royalties from mining operations decreased $54,000 or 3.1% due to lower tons mined.

Real estate segment expenses increased $368,000 to $2,525,000 during the third quarter of fiscal 2007 compared to $2,157,000 for the same quarter last year. Expenses related to developed properties increased as a result of new building additions, higher common area expenses related to snow removal and repairs, and increased staffing to facilitate continued portfolio expansion.

Consolidated Results

Gross Profit - Consolidated gross profit was $7,794,000 in the third quarter of fiscal 2007 compared to $7,340,000 in the same period last year, an increase of 6.2%. Gross profit in the transportation segment increased $474,000 or 11.0% due to the inclusion of $712,000 of vacation expense in the 2006 quarter partially offset by lower fuel surcharge revenue as a percent of total revenues in the 2007 quarter.
 Gross profit in the real estate segment decreased $20,000 or 0.7% from the third quarter 2006, due primarily to the increased staffing to facilitate portfolio expansion.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $353,000 over the same quarter last year. Those costs decreased due to the inclusion in the third quarter of fiscal 2006 of $261,000 of vacation expense which was not previously accrued along with lower audit fees and Sarbanes-Oxley compliance costs in fiscal 2007. SG&A expense was 7.4% of revenue for the third quarter of fiscal 2007 compared to 8.7% for the same period last year.

Interest expense - Interest expense decreased $168,000 over the same quarter last year due to interest related to construction activities of $229,000 that was capitalized in the third quarter of 2007 compared to $54,000 interest capitalized in the same period last year. This was partially offset by additional interest expense from higher borrowings under the revolving credit agreement.

Income taxes - Income tax expense increased $351,000 over the same quarter last year due to higher earnings before taxes and a slightly higher effective tax rate.

Net income - Net income for the third quarter of fiscal 2007 was $2,426,000, an increase of $582,000 or 31.6% compared to $1,844,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2007 were $0.77 compared to $0.59 in the third quarter of fiscal 2006. Net income for the third quarter of fiscal 2006 was adversely impacted by $649,000 ($.21 per diluted common share) of vacation expense, net of income tax benefits, that was not previously accrued.

Comparative Results of Operations for the Nine Months Ended June 30,
2007 and 2006

Consolidated Results. - Net income for the first nine months of fiscal 2007 was $7,183,000, an increase of $1,736,000 or 31.9% compared to
$5,447,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2007 were $2.30 compared to $1.77 for the same period last year.

Transportation
                                     Nine Months Ended June 30
(dollars in thousands)             ___2007     %      2006     %_

Transportation revenue             $ 86,375   88%    80,587   87%
Fuel surcharges                      12,044   12%    12,493   13%

Revenues                             98,419  100%    93,080  100%

Compensation and benefits            37,491   38%    35,643   38%
Fuel expenses                        21,311   22%    19,936   21%
Insurance and losses                  7,708    8%     8,751    9%
Depreciation expense                  6,786    7%     6,286    7%
Other, net                           10,155   10%     9,856   11%

Cost of operations                   83,451   85%    80,472   86%

Gross profit                       $ 14,968   15%    12,608   14%

Transportation segment revenues were $98,419,000 in the first nine months of 2007, an increase of $5,339,000 over the same period last year. Excluding fuel surcharges, revenue per mile was the same year to year reflecting a trend of decreasing freight demand and pricing softness from the downturn in housing and attendant lower demand for construction materials. Revenue miles in the first nine months were up 6.7% compared to the same period in 2006 primarily from improved driver manning and higher tractor count.

The Transportation segment's cost of operations in the first nine months of 2007 increased $2,979,000 due mostly to higher miles but decreased as a percentage of revenue due to lower insurance and losses of $1,043,000 along with $712,000 of vacation expense in third quarter of fiscal 2006 which was not previously accrued. Insurance and losses decreased due to changes in estimated prior year retained loss reserves as of June 30, 2007 versus estimates as of September 30, 2006 as calculated by a third-party actuary along with a $357,000 recovery of prior year insurance costs recorded in the three months ended December 31, 2006. Fuel expense as a percentage of revenue increased slightly due to increased miles and lower fuel surcharges while the fuel cost per gallon was about the same.

Real Estate
                                     Nine Months Ended June 30
(dollars in thousands)             ___2007     %      2006     %_

Royalties and rent                 $  4,827   29%     4,979   32%
Developed property rentals           11,665   71%    10,536   68%

Total Revenue                        16,492  100%    15,515  100%

Mining and land rent expenses         1,239    7%     1,214    8%
Developed property expenses           6,545   40%     5,950   38%

Cost of Operations                    7,784   47%     7,164   46%

Gross profit                       $  8,708   53%     8,351   54%


Real Estate segment revenues for the first nine months of fiscal 2007 were $16,492,000, an increase of $977,000 or 6.3% over the same period last year. Lease revenue from developed properties increased $1,129,000 or 10.7%, due to an increase in occupied square footage and higher rental rates on new leases. Royalties from mining operations decreased $152,000 or 3.1% due to lower tons mined.

Real estate segment expenses increased $620,000 to $7,784,000 during the first nine months of fiscal 2007 compared to $7,164,000 for the same period last year. Expenses related to development activities increased as a result of new building additions and increased staffing to facilitate continued portfolio expansion.

Consolidated Results

Gross Profit - Consolidated gross profit was $23,676,000 in the first nine months of fiscal 2007 compared to $20,959,000 in the same period last year, an increase of 13.0%. Gross profit in the transportation segment increased $2,360,000 or 18.7%, due to lower insurance reserves and loss expense and increased revenue miles. Gross profit in the real estate segment increased $357,000 or 4.3% over the same period last year, due to the increased revenues partially offset by costs associated with increased square footage leased and increased staffing to facilitate continuing portfolio expansion.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $13,000 over the same period last year. The decrease was primarily due to a $209,000 reduction in audit fees and Sarbanes-Oxley compliance costs offset by a $171,000 increase in stock compensation expense as required by SFAS 123R (see Note 9 of Condensed Notes to Consolidated Financial Statements). SG&A expense was 8.0% of revenue for the first nine months of fiscal 2007 compared to 8.5% for the same period last year.

Interest expense - Interest expense decreased $379,000 over the same period last year due to interest related to increased construction activities of $782,000 that was capitalized in the first nine months of 2007 compared to $73,000 capitalized in the same period last year. This was offset by additional interest expense from higher borrowings under the revolving credit agreement.

Income taxes - Income tax expense increased $1,189,000 over the same period last year. This is due to higher earnings before taxes and an increase in the effective tax rate to 39.0% versus 38.5% for the same period last year.

Net income - Net income for the first nine months of fiscal 2007 was $7,183,000, an increase of $1,736,000 or 31.9% compared to $5,447,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2007 were $2.30 compared to $1.77 in the same period of fiscal 2006. Net income for the first nine months of fiscal 2006 was adversely impacted by $649,000 ($.21 per diluted common share) of vacation expense, net of income tax benefits, that was not previously accrued.

Liquidity and Capital Resources. For the first nine months of fiscal 2007, the Company used cash provided by operating activities of $17,215,000, $1,601,000 from exercises of stock options, and $1,366,000 from sales of equipment to purchase $12,065,000 in property and equipment, to invest $3,368,000 in the Brooksville Joint Venture, to reduce borrowings under its Revolver $2,126,000, to make $1,916,000 scheduled payments on long-term debt and to increase cash $707,000.

Cash flows from operating activities for the first nine months of fiscal 2007 were $289,000 lower than the same period last year primarily reflecting net changes in accounts payable due to the timing of payments in our payment cycle.

Cash flows used in investing activities for the first nine months of fiscal 2007 were $15,659,000 lower than the same period last year due to the purchase in fiscal 2006 of property for future development and accelerated equipment replacement in fiscal 2006.

Cash flows from financing activities for the first nine months of fiscal 2007 were $12,355,000 lower than the same period last year due to lower borrowings on the Revolver corresponding to lower cash needed for investing activities.

The Company has a $37,000,000 revolving credit agreement (the
Revolver) of which $26,674,000 was available at June 30, 2007. The Revolver contains restrictive covenants including limitations on paying cash dividends. The Revolver will expire on December 31, 2009.

On July 31, 2007, the Company borrowed $36,000,000 from a major insurance company. The non-recourse mortgage loan fully amortizes on a level term over 20 years and bears interest at 5.74%. The loan is secured by seven developed properties with a net book value of $31,074,000 at June 30, 2007. A portion of the proceeds were used to repay balances outstanding under the Company's Revolver and the remaining proceeds will be used to fund new construction and to purchase land for future development.

The Company had $18,070,000 of irrevocable letters of credit outstanding as of June 30, 2007. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended, the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of June 30, 2007, $3,490,000 was authorized to repurchase the Company's common stock. No shares were repurchased during the first nine months of fiscal 2007. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $1,650,000 to Brooksville Quarry, LLC in connection with a joint venture with FRI (see Related Party Transactions).

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. In May 2007, the FASB issued Staff Position FIN No. 48-1, "Definition of 'Settlement' in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The accounting provisions of FIN 48 and FSP FIN 48-1 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 and FSP FIN 48-1 will have on its financial statements.

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

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Florida Rock Industries, Inc. (FRI). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to FRI. The Company also outsources certain administrative functions to FRI. The cost of these administrative functions was $143,000 and $143,000 for the nine months ended June 30, 2007 and 2006, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (FRI) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP has contributed its fee interest in approximately 3,443 acres formerly leased to FRI under a long-term mining lease which had a net book value of $2,548,000. FRI is entitled to mine the property and pay royalties for the benefit of FRP for as long as mining does not interfere with the development of the property. Real estate revenues included $110,000 of such royalties in the first nine months of fiscal 2007. Allocated depletion expense of $4,000 was included in real estate cost of operations for the first nine months of fiscal 2007.

FRP also reimbursed FRI $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel acquired by FRI in 2006 and contributed by FRI to the joint venture. FRI also contributed 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leased from FRP. The joint venture is jointly controlled by FRI and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $350,000 were made during the first nine months of fiscal 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2007 includes a loss of $128,000 representing the Company's equity in the loss of the joint venture.

The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the entitlement process may take several years to complete.

Florida Rock has announced its pending merger with Vulcan Materials Company. The Company does not expect the merger to have a material adverse effect on the Company.

Summary and Outlook. The Company's results for the first three quarters of fiscal 2007 were assisted by lower expense for transportation insurance reserves and losses of $1,043,000 ($636,000 net of income taxes) and $1,055,000 ($649,000 net of income taxes) for vacation expense recorded in fiscal 2006 that was not previously accrued. The flatbed portion of the transportation segment continues to face negative industry trends and significant profitability challenges due to poor freight demand, utilization disruption and pricing softness resulting from the housing downturn. This downturn may continue throughout calendar 2007 and into 2008. Florida Rock & Tank Lines, Inc. acquired another transport company's Atlanta Georgia business in July 2007. This included the purchase of 12 tractors and trailers, the hiring of drivers and support staff along with assumption of all the customers. Total additional annual revenue from this acquisition is estimated to be $2.5 million.

The Company's real estate development business has benefited from active inquiry from prospective tenants for its warehouse-office product and corresponding favorable occupancy rates. The Company also continues to explore opportunities for development of various properties. The Company expects to continue expanding its portfolio of warehouse-office products.


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

As of June 30, 2007, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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


Item 6.  EXHIBITS

(a)	Exhibits. The response to this item is submitted as a
separate Section entitled "Exhibit Index", starting on page
26.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2007            PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
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