Form 10-K
period 2007-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2007-12-07
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2007
	OR
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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes         No   X
The number of shares of the registrant's stock outstanding as of November 30, 2007 was 3,051,064. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2007, the last day of business of our most recently completed second fiscal quarter, was $114,238,591. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.


Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2007 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2007 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; levels of construction activity in the markets served by our mining properties and our flatbed trucking subsidiary; fuel costs; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore/Washington area; and ability to obtain zoning and entitlements necessary for property development ;. However, this list is not a complete statement of all potential risks or uncertainties.

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

Our transportation business is conducted through two wholly owned subsidiaries, Florida Rock & Tank Lines, Inc. ("Tank Lines"), and SunBelt Transport, Inc. ("SunBelt"), both of which operate in the Southeastern United States. Tank Lines hauls petroleum and other bulk liquids and dry bulk commodities by tank trailers. SunBelt serves the flatbed portion of the trucking industry, hauling primarily construction materials.

The Company's real estate activities are conducted through two wholly owned subsidiaries. Florida Rock Properties, Inc.
("Properties") and FRP Development Corp. ("Development").

Properties owns mining properties and other properties held for investment or future development. Development owns, manages and develops commercial warehouse/office rental properties near Baltimore, Maryland. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

Revenues from royalties and from a portion of our trucking operations are subject to factors affecting the level of general construction activity. In fiscal 2007, our transportation revenues were adversely affected by the significant decline in residential construction in our markets.

Transportation. The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 68% and building and construction customers accounted for approximately 32% of transportation segment revenues during fiscal 2007.

During fiscal 2007, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; Montgomery, Alabama; and Wilmington, North Carolina. SunBelt's flatbed fleet is based in Jacksonville and Tampa, Florida; Atlanta and Savannah, Georgia; South Pittsburg, Tennessee; Mobile, Alabama; and Selma, North Carolina.

Tank Lines has from two to six major tank truck competitors in each of its markets. There are at least ten major competitors in SunBelt's market area and numerous small competitors in the various states served. Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2007, the transportation segment's ten largest customers accounted for approximately 50.7% of the transportation segment's revenue. One of these customers accounted for 12.3% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

During fiscal 2007, the transportation group purchased 63 new tractors and 4 new trailers. The Company accelerated its normal tractor replacement cycle in response to stricter engine emission standards on new trucks that became effective in January 2007. Six of the tractors purchased in fiscal 2007 have the higher cost
engines required by the new standards.   Florida Rock & Tank Lines,
Inc. also purchased 12 used tractors and trailers in July 2007 as part of the acquisition of another transport company's Atlanta Georgia business. The acquisition also included the hiring of drivers and support staff along with assumption of all the customers. Total additional annual revenue from this acquisition is estimated to be $2.5 million.

Our fiscal 2008 capital budget includes 63 new tractors and 56 new trailers which includes binding commitments to purchase 11 tractors and 20 trailers at September 30, 2007. Maintaining a modern fleet has resulted in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2007, the Company owned and operated a fleet of 639 tractors and 1,003 trailers.

Real Estate. We own real estate in Florida, Georgia, Virginia, Maryland, Delaware and Washington, D.C. These properties generally fall into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) construction aggregates properties, substantially all of which are leased to Florida Rock Industries, Inc., (iii) land that is being held for future appreciation or development. Real estate revenues in fiscal 2007 were divided approximately 70% from rentals on developed properties and 30% from mining royalties.

A significant part of our real estate strategy has been to develop high quality, flexible warehouse/office space. Average occupancy for the fiscal year for buildings in service more than 12 months was 97.0%. At September 30, 2007, 93.8% of the total warehouse/office portfolio of approximately 2.5 million square feet was occupied.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.


Relationship with Florida Rock Industries, Inc. The Company was spun off from Florida Rock Industries, Inc. ("FRI") in 1988. Nearly all of our mining properties are leased to FRI under long-term mining leases entered into in the 1980s. We lease office space to FRI, and we haul diesel fuel and cement for FRI. We also are a party to a joint venture agreement with FRI to develop approximately 4,300 acres of property located near Brooksville, Florida. We have outsourced some administrative services to FRI.

FRI accounted for approximately 27% of the our real estate revenues and 1.7% of our transportation revenues for fiscal 2007. On a consolidated basis, FRI accounted for 5.4% of our fiscal 2007 revenues.

FRI was acquired by Vulcan Materials Company on November 16, 2007. We do not expect that this event will have a material adverse effect on our business.

Segment Information. The Company has two business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2007 Annual Report to Shareholders and is incorporated herein by reference.

Environmental Matters. While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Starting in January 2007, more stringent engine emissions standards mandated by the Environmental Protection Agency became effective for all newly manufactured trucks. The engines produced under the 2007 standards have a higher cost than the previous engines. The Company's mining leases contain a provision making the lessee responsible for reclamation of mining sites at least to the extent required by law.

Seasonality. The Company's business is subject to limited seasonality due to the cyclical nature of our customers' businesses, with revenues generally declining slightly during winter months.

Employees. The Company employed 990 people in its transportation group, 24 people in its real estate group and 5 people in its corporate offices at September 30, 2007.

Company Website. The Company's website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age        Office           	Position Since

Edward L. Baker      72  Chairman of the Board    May   3, 1989

John E. Anderson     62  President & Chief        Feb. 17, 1989
                          Executive Officer
David H.
 deVilliers, Jr.     56  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

Ray M. VanLandingham 64  Vice President,          Dec.  6, 2000
                          Treasurer, Secretary
                          and Chief Financial
                          Officer

John D. Klopfenstein 44  Controller and Chief	Feb. 16, 2005
                          Accounting Officer

Terry S. Phipps      43  President of SunBelt     April 5, 2004
                          Transport, Inc.

Robert E. Sandlin    46  President of Florida     March 1, 2003
                         Rock & Tank Lines, Inc.

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

On December 5, 2007, John E. Anderson, age 62, announced his retirement as the Company's President and Chief Executive Officer effective February 6, 2008. Mr. Anderson will continue to serve on the Company's Board of Directors. On December 5, 2007, the Company's Board of Directors appointed John D. Baker II to succeed Mr. Anderson as President and Chief Executive Officer. Mr. Baker, age 59, has served as a director of the Company since 1986.


Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

Certain shareholders have effective control of nearly a majority of our common stock and likely will control the outcome of any shareholder vote.
As of November 30, 2007, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 46% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

We may be adversely impacted by rising fuels costs and limited availability of fuel.
The market price for fuel, which recently rose to its highest price in over a decade, can be extremely volatile and can be affected by a number of economic and political factors. Rising fuel prices adversely impact us in two ways. Our transportation business requires large amounts of diesel fuel to operate our tractors. Historically, we have been able to recover increases in fuel prices from customers through fuel surcharges, but our earnings will be reduced if we are not able to fully offset fuel price increases with surcharges in the future. In addition, increased fuel prices often reduce consumer demand for the petroleum products hauled by our tank lines subsidiary, adversely impacting revenues. Disruptions in the political climate in key oil producing regions in the world could limit the availability of fuel in the United States, increasing our fuel costs and possibly reducing revenues in our transportation business. Our operations may also be adversely affected by any limit on the availability of fuel.

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

Our revenues depend in part on construction sector activity levels, which tend to be cyclical.
One of our transportation subsidiaries hauls construction materials. This subsidiary continues to be significantly affected by the decline in residential construction activity in our market. Our real estate group receives part of its revenues from royalties on construction aggregates mined on our properties. Thus, our results depend in part on residential, commercial and infrastructure construction activity and spending levels. The construction industry in our markets tends to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally.

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

The loss of one of our major transportation customers could have a materially adverse effect on our business.
A significant portion of our transportation revenue is generated from our major customers. For 2007, our top 10 customers, based on revenue, accounted for approximately 50.7% of our revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.
We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and engine
idling.   Our operations involve the risks of fuel spillage or
seepage, environmental damage, and hazardous waste disposal, among others. We also maintain bulk fuel storage and fuel islands at several of our facilities. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, the failure to comply with applicable laws or regulations could subject us to liabilities, including substantial fines or penalties or civil and criminal liability, that could have a materially adverse effect on our business and operating results.

Uninsured losses could significantly reduce our earnings.
We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We also are responsible for our legal expenses relating to such claims. We maintain insurance above the amounts for which we self-
insure with licensed insurance carriers.   Although we believe the
aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Also, there are some types of losses such as from hurricanes, terrorism, wars, or earthquakes where insurance is limited and/or not economically justifiable. If an uninsured loss occurs, we could lose both the invested capital and anticipated revenues. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

Rising insurance costs could significantly reduce our earnings. Insurance carriers sometimes raise premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If we are unable to pass along this cost increase to customers, our earnings may be significantly reduced.

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

We may be unable to renew leases or relet space as leases expire. When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2007, leases at our properties representing approximately 7% and 19% of the total square footage of our current portfolio were scheduled to expire in fiscal 2008 and fiscal 2009, respectively.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.
We have ten buildings in our business parks that are single-tenant occupied representing 48% of developed property rentals under long-term leases. We have four other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow.

A decline in the economic conditions in Baltimore/Washington, D.C. area could adversely affect Our business.
All of our office/warehouse properties are located in the Baltimore and Washington, D.C. areas. As a result of our geographic concentration, we depend upon the local conditions in these markets, including local real estate conditions. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets could adversely affect our operation. We cannot assure you that these markets will continue to grow or will continue to provide favorable demand for our office/warehouse product.

Our inability to obtain necessary approvals for property development could adversely affect our profitability.
We may be unable to obtain, or incur delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or abandonment of these projects. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Legislation could impose moratoriums on new real estate development and/or land-use conversions from mining to development. These factors may reduce our profit or growth and may limit the value of these properties.

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

Our Debt Service Obligations May Have Adverse Consequences on Our
Business Operations.
We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

?	Our cash flows from operations may not be sufficient to
meet required payments of principal and interest.
?	We may be forced to dispose of one or more of our
properties, possibly on disadvantageous terms, to make
payments on our debt.
?	We may default on our debt obligations, and the lenders
may foreclose on our properties that collateralize those
loans.
?	A foreclosure on one of our properties could create
taxable income without any accompanying cash proceeds to
pay the tax.
?	A default under a mortgage loan that has cross default
provisions may cause us to automatically default on
another loan.
?	We may not be able to refinance or extend our existing
debt.
?	The terms of any refinancing or extension may not be as
favorable as the terms of our existing debt.
?	We may be subject to a significant increase in the
variable interest rates on our unsecured line of credit or unsecured term loan, which could adversely impact our operations.

As of September 30, 2007, we had outstanding mortgage indebtedness of $83,934,000, secured by developed real estate properties having a carrying value of $88,514,000.

Our Uncollateralized Revolving Credit Agreement Restricts Our
Ability to Engage in Some Business Activities.
Our uncollateralized revolving credit agreement contains customary negative covenants and other financial and operating covenants that, among other things:

?	restricts our ability to incur certain additional
indebtedness;
?	restricts our ability to make certain investments;
?	restricts our ability to merge with another company;
?	restricts our ability to pay dividends;
?	requires us to maintain financial coverage ratios; and
?	requires us to not encumbered certain assets except as
approved by the lenders.

These restrictions could cause us to default on our unsecured line of credit or negatively affect our operations.

Our real estate segment faces competition from numerous sources.
As a developer of flexible warehouse/office space, we compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants' leases expire. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be materially adversely affected.

Construction costs may be higher than anticipated.
Our business plan includes a number of construction projects.   The
construction costs of these projects may exceed original estimates and possibly make the completion of a property uneconomical. Building material commodity shortages, construction delays/stoppages and/or rapidly escalating construction costs may out-pace market rents, adversely affecting profits. The market environment and existing lease commitments may not allow us to raise rents to cover these higher costs.


Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., Delaware and Maryland.

Real Estate Segment Properties. Principal properties held by the
Real Estate segment are discussed below under the captions
Developed Properties, Future Planned Development, Construction
Aggregates Properties, and Other Properties.

At September 30, 2007 certain developed real estate properties having a carrying value of $88,514,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $83,934,000. In addition, certain other properties having a carrying value at September 30, 2007 of $98,000 were encumbered by $1,300,000 of industrial revenue bonds that are the liability of FRI. FRI has agreed to pay such debt when due (or sooner if FRI cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company on account of such debt.

Developed Properties. At September 30, 2007, the Company owned 10 developed parcels of land containing 219 usable acres in the Mid-
Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres near the Baltimore-Washington International Airport. Infrastructure work on the site is substantially completed and four buildings with a total of 504,740 square feet are completed that are 92% occupied. Following occupancy by an additional 22,410 square foot tenant in October 2007 this park is 97% occupied. Construction of the final building with 66,398 square feet of office space was started in October 2007.

2) Lakeside Business Park in Harford County, Maryland consists of 84 usable acres. Eight warehouse/office buildings, totaling 745,741 square feet, have been constructed. Of the eight existing buildings, seven are 100% leased/occupied and the eighth, completed in September 2007 is 59% leased. Upon occupancy of the 59% tenant in November 2007, this park is now 96% occupied. The remaining 27 acres are available for future development and have the potential to offer an additional 343,000 square feet of comparable product.

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

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 82% leased.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 96% leased.

9) 100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 303,006 square feet of warehouse/office space, which is 100% leased. The remaining 8.8 acres are available for future development and have the potential to offer an additional 93,600 square feet of comparable product.

10) 1187 Azalea Garden Road in Norfolk, Virginia contains approximately 12 acres with 188,093 square feet of warehouse/office space, which is 100% leased.

Future Planned Developments. At September 30, 2007 the Company owned the following future development parcels:

1) Windlass Run, formerly referred to as Bird River, located in southeastern Baltimore County, Maryland, is a 179-acre tract of land that has direct access to Maryland State Road 43, which was completed in October 2006 and connects I-95 with Martin State Airport. This property is currently zoned for residential and commercial use with 104 developable acres. The Company plans to develop and lease approximately 515,000 square feet of warehouse/office buildings on the 42 developable acres zoned for commercial use. Land development efforts commenced in the summer of 2007. Construction of the first building began in August 2007. The residential portion of the property was rezoned in September 2007 to allow for additional density and plans are being pursued to obtain a Planned Unit Development.

2) Patriot Business Park, located in Prince William County, Virginia, is a 101-acre tract of land which is immediately adjacent to the Prince William Parkway providing access to I-66. A portion of the tract totaling 28.7 acres is subject to taking by the Virginia Department of Transportation for construction of a traffic cloverleaf at the intersection of Prince William Parkway and Balls Ford Road. The Company plans to develop and lease approximately 700,000 square feet of warehouse/office buildings on the residual property. Land development efforts are expected to commence in the spring of 2008.

3) Brooksville Quarry, LLC. On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (FRI) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP has contributed its fee interest in approximately 3,443 acres formerly leased to FRI under a long-term mining lease which had a net book value of $2,548,000. FRI is entitled to mine the property until 2018 and pay royalties for the benefit of FRP for as long as mining does not interfere with the development of the property. Real estate revenues included $149,000 of such royalties in fiscal 2007 and $112,000 in fiscal 2006. Allocated depletion expense of $6,000 was included in real estate cost of operations for fiscal 2007.

FRP also reimbursed FRI $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel acquired by FRI in 2006 and contributed by FRI to the joint venture. FRI also contributed 553 acres that it owns as well as its leasehold interest in the 3,443 acres that it leased from FRP. The joint venture is jointly controlled by FRI and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $500,000 were made during fiscal 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for fiscal 2007 includes a loss of $156,000 representing the Company's equity in the loss of the joint venture.

The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the entitlement process may take several years to complete.

4) Anacostia River. The Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the construction site for the new Washington Nationals Baseball Stadium which is scheduled for completion in March, 2008. The Company also owns a nearby 2.1 acre tract on the same bank of the Anacostia River. Currently, these properties are leased to Florida Rock Industries, Inc., on a month-to-month basis.

The Company has been pursuing development efforts with respect to the 5.8-acre parcel for several years. The Company previously obtained a Planned Unit Development (PUD) Zoning approval for development of the property and has been working to obtain approval of a modified PUD that would allow up to 545,800 square feet of commercial development and up to 569,600 square feet of residential development. Consideration of a proposed action by the Zoning Commission is anticipated at a scheduled public meeting in the first calendar quarter of 2008. The Company remains optimistic that its zoning application will be approved while at the same time recognizing that there is inherent uncertainty in any zoning approval process.

5) Commonwealth Avenue in Jacksonville, Florida is a 50-acre, rail accessible site near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of eventual warehouse/office build-out.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 2007, substantially all of which are leased to FRI.
                                             Tons of
                                Tons Sold   Estimated
                                 in Year     Reserves
                                  Ended         at
                                 9/30/07     9/30/07  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns ten
 locations currently being
 mined in Grandin, Gulf Hammock,
 Keuka, Newberry and Airgrove/
 Lake County, Florida;
 Columbus, Macon, Forest Park
 and Tyrone, Georgia;
 and Manassas, Virginia.          8,843(1)   437,188     12,994

The Company owns three locations
 not currently being mined in
 Ft. Myers, Marion County,
 Astatula/Lake County                 -       28,766      2,881

(1) Tons sold in year ended 9/30/07 include Brooksville tons of 311,000. Tons of estimated reserves and acres owned do not include Brooksville as the property was transferred October 4, 2006 to a joint venture with FRI for development.

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


Item 3.  LEGAL PROCEEDINGS.

Note 13 to the Consolidated Financial Statements included in the accompanying 2007 Annual Report to Shareholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

There were approximately 573 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2007. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 6 of the Company's 2007 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2007 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

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

Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2007
Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 7 through 11 of the Company's 2007 Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

The Company is exposed to market risk from changes in interest rates. For its cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned.
The Company prepared a sensitivity analysis of its cash and cash equivalents to determine the impact of hypothetical changes in interest rates on the Company's results of operations and cash flows. The interest-rate analysis assumed a 50 basis point adverse change in interest rates on all cash and cash equivalents. However, the interest-rate analysis did not consider the effects of the reduced level of economic activity that could exist in such an environment. Based on this analysis, management has concluded that a 50 basis point adverse move in interest rates on the Company's cash and cash equivalents would have an immaterial impact on the Company's results of operations and cash flows.

For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company did not have any variable rate debt outstanding at September 30, 2007. The following table provides information about the Company's long-term debt (dollars in thousands):

                                                         There           Fair
Liabilities:      2008    2009    2010    2011    2012   after   Total   Value

Scheduled


maturities of
long-term debt:

Fixed Rate     $ 3,762  $4,019  $4,293  $4,588  $4,902 $62,370 $83,934 $82,579
Average
 interest rate    6.4%    6.4%    6.4%    6.3%    6.3%    6.3%






Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 6 and on pages 12 through 23 of the Company's 2007 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND
PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer, our principal financial officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2007.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2007, as stated in their report which appears in Item 8.

INHERENT LIMITATIONS OVER INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that transactions are
recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or
timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.



PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Structure and Committee Membership
- Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2007.

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

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Board Structure and Committee Membership - Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2007.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2007.


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
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          266,611       $31.42       276,400

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 266,611       $31.42       276,400


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the caption "Related Party Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2007.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions "Independent Auditor" and "Ratification of Independent Registered Certified Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2007.





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

                                 Patriot Transportation Holding, Inc.


Date:  December 5, 2007      By  JOHN E. ANDERSON
                                 John E. Anderson
                                 President and Chief Executive
                                 Officer (Principal Executive Officer)



                              By RAY M. VAN LANDINGHAM
                                 Ray M. Van Landingham
                                 Vice President, Treasurer, Secretary
        	                 and Chief Financial Officer (Principal
                                 Financial Officer)


                              By JOHN D. KLOPFENSTEIN
                                 John D. Klopfenstein
                                 Controller and Chief Accounting
                                 Officer(Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 5, 2007.



JOHN E. ANDERSON                              LUKE E. FICHTHORN III
John E. Anderson                              Luke E. Fichthorn III
Director, President, and Chief                Director
Executive Officer
(Principal Executive Officer)
                                              CHARLES E. COMMANDER III
                                              Charles E. Commander III
RAY M. VAN LANDINGHAM                         Director
Ray M. Van Landingham
Vice President, Treasurer,
Secretary and Chief Financial                 ROBERT H. PAUL III
Officer(Principal Financial Officer)          Robert H. Paul III
                                              Director

JOHN D. KLOPFENSTEIN
John D. Klopfenstein                          H. W. SHAD III
Controller and Chief Accounting               H. W. Shad III
Officer (Principal Accounting Officer)        Director


EDWARD L. BAKER                               MARTIN E. STEIN, JR.
Edward L. Baker                               Martin E. Stein, Jr.
Chairman of the Board                         Director


JOHN D. BAKER II                              JAMES H. WINSTON
John D. Baker II                              James H. Winston
Director                                      Director


THOMPSON S. BAKER II
Thompson S. Baker II
Director





	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
	EXHIBIT INDEX
	[Item 14(a)(3)]

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

(3)(a)(5) Amendment to the Articles of Incorporation of Patriot
Transportation Holding, Inc. filed with the Secretary of State of Florida on February 21, 2000, incorporatedby reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2000. File No. 33-26115.

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

(13) The Company's 2007 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2007 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(21) Subsidiaries of Registrant at September 30, 2007: Florida Rock & Tank Lines, Inc. (a Florida corporation); Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); FRTL, Inc. (a Florida corporation);
SunBelt Transport, Inc. (a Florida Corporation); Oz LLC(a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company).

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



                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2007
    and 2006                                                   13(a)

  For the years ended September 30, 2007, 2006 and 2005:
    Consolidated statements of income                          12(a)
    Consolidated statements of cash flows                      14(a)
    Consolidated statements of shareholders' equity            15(a)
	and comprehensive income
  Notes to consolidated financial statements                16-23(a)

  Reports of Independent Registered Certified Public
    Accounting Firms                                        25-26(a)
  Selected quarterly financial data (unaudited)                 6(a)

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

Reports of Independent Registered Certified Public
  Accounting Firms on Financial Statement Schedules            31(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        32(b)

III - Real estate and accumulated depreciation and
  depletion                                            33-34(b)

(a)		Refers to the page number in the Company's 2007 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.




                                                       Exhibit 23

CONSENTS OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRMS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-18875, 333-55132, 333-125099 and 333-
131475) of Patriot Transportation Holding, Inc. of our report dated December 5, 2007 relating to the consolidated financial statements and the effectiveness of Patriot Transportation Holding, Inc's internal controls over financial reporting as of and for the years ended September 30, 2007 and 2006, which appears in the Annual Report to Shareholders incorporated herein by reference. We also consent to the incorporation by reference of our report dated December 5, 2007, relating to the financial statement schedules, which appear in this Form 10-K.

Our report dated December 5, 2007 on the consolidated financial statements includes an explanatory paragraph stating that, as discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment, effective October 1, 2005 for accounting for share-based payments.

Hancock Askew & Co., LLP

Savannah, Georgia
December 5, 2007


____________________



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-18875, 333-55132, 333-125099 and 333-
131475) of Patriot Transportation Holding, Inc. of our report dated December 22, 2005 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated December 22, 2005, relating to the financial statement schedules, which appear in this Form 10-K.



PricewaterhouseCoopers LLP

Jacksonville, Florida
December 5, 2007



____________________





REPORTS OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements referred to in our report dated December 5, 2007 appearing in the 2007 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia
December 5, 2007


____________________


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


PricewaterhouseCoopers LLP

Jacksonville, Florida
December 22, 2005








                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

                              ADDITIONS    ADDITIONS
                   BALANCE    CHARGED TO   CHARGED TO                  BALANCE
                   AT BEGIN.  COST AND     OTHER                       AT END
                   OF YEAR    EXPENSES     ACCOUNTS     DEDUCTIONS     OF YEAR

Year Ended
September 30, 2007:

Allowance for
 doubtful accounts $  359,227 $   (22,155) $       -    $   130,204(a) $  206,868
Accrued risk
 insurance         $8,208,570 $ 2,319,782  $       -    $ 2,916,669(b) $7,611,683
Accrued health
 insurance          1,192,939   3,662,082   (142,628)(c)  3,641,177(b)  1,071,216
Totals -
 insurance         $9,401,509 $ 5,981,864  $(142,628)   $ 6,557,846    $8,682,899

Year Ended
September 30, 2006:

Allowance for
 doubtful accounts $  525,255 $   (39,910) $       -    $   126,118(a) $  359,227
Accrued risk
 insurance         $7,576,789 $ 2,381,943  $       -    $ 1,750,162(b) $8,208,570
Accrued health
 insurance          1,196,162   3,100,234          -      3,103,457(b)  1,192,939
Totals -
 insurance         $8,772,951 $ 5,482,177  $       0    $ 4,853,619    $9,401,509

Year Ended
September 30, 2005:

Allowance for
 doubtful accounts $  638,320 $   177,000  $       -    $   290,065(a) $  525,255
Accrued risk
 insurance         $6,653,657 $ 3,710,925  $       -    $ 2,787,793(b) $7,576,789
Accrued health
 insurance          1,205,334   2,938,379          -      2,947,551(b)  1,196,162
Totals -
 insurance         $7,858,991 $ 6,649,304  $       0    $ 5,735,344    $8,772,951






(a) Accounts written off less recoveries
(b) Payments
(c) Adoption of FAS 158.


                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                        DEPLETION (dollars in thousands)
                             SEPTEMBER 30, 2007
			                Cost capi-  Gross amount		 Year		 Deprecia-
	       Encumb-  Initial cost     talized      at which	  Accumulated	  Of	 Date	 tion Life
County	       rances	    to	        subsequent   carried at	  Depreciation	Constr-	Acquired Computed
		         Company	to acqui-   end of period		 tion		   on:
			                 sition	         (a)
Construction Aggregates
Alachua, FL	        $  1,442	$     0	   $     1,442	    $    108	  n/a	  4/86	   unit
Clayton, GA		     369	      0	           369	           5	  n/a	  4/86	   unit
Fayette, GA	       	     685	      0	           685	          59	  n/a	  4/86	   unit
Lake, FL		   1,485	      0	         1,485	       1,108 	  n/a	  4/86	   unit
Lee, FL		           4,690	      6	         4,696	           6	  n/a	  4/86	   unit
Levy, FL		   1,281	    104	         1,385	         523	  n/a	  4/86	   unit
Marion, FL		   1,180	      0	         1,180	         599	  n/a	  4/86	   unit
Monroe, GA		     792	      0	           792	         261	  n/a	  4/86	   unit
Muscogee, GA		     369	      0	           369	         201 	  n/a	  4/86	   unit
Prince Wil. VA		     299	      0	           299	         299	  n/a	  4/86	   unit
Putnam, FL                15,002             19         15,021         3,819      n/a     4/86     unit
	            0     27,594	    129	        27,723	       6,988
Other Rental Property
Wash D.C.	           2,957 	  8,277	        11,234	       2,194      n/a	  4/86	  15 yr.
Wash D.C.                  3,811              0          3,811             0      n/a    10/97
Putnam, FL		     302             19            321           295      n/a     4/86     5 yr.
Spalding, GA                  19              0             19             0      n/a     4/86
	            0      7,089          8,296         15,385         2,489
Commercial Property
Baltimore, MD	2,494  	     439	  3,776	         4,215	       1,887	 1990    10/89	 31.5 yr.
Baltimore, MD	6,453	     950	  6,410	         7,360	       2,988	 2006    12/91	 31.5 yr.
Baltimore, MD	2,209	     690	  2,837	         3,527	         752	 2000	  7/99	 31.5 yr.
Baltimore, MD	    0  	   5,634	  6,494	        12,128	           0	 2001	  8/95	 31.5 yr.
Duval, FL	    0	   2,416	    529	         2,945	       2,603	  n/a	  4/86	 25 yr.
Harford, MD	2,238	      31	  3,825	         3,856	       1,191	 1998	  8/95	 31.5 yr.
Harford, MD	3,870	      50	  5,552	         5,602	       1,318	 1999	  8/95	 31.5 yr.
Harford, MD	5,446	      85	  6,665	         6,750	       1,769	 2001	  8/95	 31.5 yr.
Harford, MD	    0 	      92	  1,537	         1,629	           0	  n/a	  8/95	 31.5 yr.
Harford, MD	4,004	      88	  9,437	         9,525	       1,381	 2007	  8/95	 31.5 yr.
Harford, MD	3,100	     155	  5,106	         5,261	       1,205	 2001	  8/95	 31.5 yr.
Howard, MD	3,354	   2,859	  4,229	         7,088	       2,639	 1996	  9/88	 31.5 yr.
Howard, MD	1,997	   2,473	    922	         3,395	         717	 2000	  3/00	 31.5 yr.
Anne Arun, MD	2,459	     715	  7,017	         7,732	       3,990	 1989	  9/88	 31.5 yr.
Anne Arun, MD  11,496	     950	 13,055	        14,005	       1,733	  n/a	  5/98	 31.5 yr.
Anne Arun, MD  10,906	   1,525	 10,762	        12,287	         737	 2005	  8/04	 31.5 yr.
Anne Arun, MD   4,978	     737	  5,125	         5,862	         189	 2006 	  1/03	 31.5 yr.
Anne Arun, MD       0	     667            703          1,370             0	 2007 	  7/07	 31.5 yr.
Norfolk, VA     6,919	   7,512	      0	         7,512	         667	  n/a    10/04	 31.5 yr.
Prince Wil. VA      0 	  10,200	    626	        10,826	           0	  n/a    12/05	 31.5 yr.
Newcastle Co.DE12,011	  11,559	  1,161	        12,720	       1,182	 2006 	  4/04	 31.5 yr.
               83,934	  49,827 	 95,768	       145,595	      26,948

Investment Property        1,215            112         1,327            114      n/a     4/86      n/a

GRAND
   TOTALS     $83,934    $85,725       $104,305	      $190,030       $36,539

 (a)  The aggregate cost for Federal income tax purposes is $173,865.


               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
                          (In thousands)

                                        2007          2006         2005

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $184,735       164,233      146,995

Additions during period:
  Amounts capitalized                     5,295        20,502       17,330

Deductions during period:
  Cost of real estate sold                    -             -           92
  Other (abandonments)                        -             -            -

Balance at close of period             $190,030       184,735      164,233

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 33,671        29,816       26,328

Additions during period:
  Charged to cost & expense               2,868         3,855        3,580

Deductions during period:
  Real estate sold                            -             -           92

Balance at close of period              $36,539        33,671       29,816