Form 10-Q
period 2007-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2008-02-06
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2007

						or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2007:
3,059,808 shares of $.10 par value common stock.



PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2007


CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  19

Item 4.  Controls and Procedures                                      19


Part II.  Other Information

Item 1A. Risk Factors                                                 20

Item 6.  Exhibits                                                     20

Signatures                                                            21

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               23

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              26


Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; levels of construction activity in the markets served by our mining properties and our flatbed trucking subsidiary; fuel costs; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore/Washington area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)
                                               December 31,     September 30,
                                                       2007             2007
Assets
Current assets:
 Cash and cash equivalents                          $ 24,732           26,944
 Accounts receivable (including related party of
  $454 and $308 and net of allowance for doubtful
  accounts of $214 and $207, respectively)            10,250           10,983
 Inventory of parts and supplies                         802              743
 Deferred income taxes                                 1,877              455
 Prepaid tires on equipment                            2,045            2,028
 Prepaid taxes and licenses                            1,189            1,652
 Prepaid insurance                                     1,715            1,601
 Prepaid expenses, other                                  85               80
  Total current assets                                42,695           44,486

Property, plant and equipment, at cost               288,565          282,277
Less accumulated depreciation and depletion           92,670           89,754
  Net property, plant and equipment                  195,895          192,523

Real estate held for investment, at cost               1,274            1,274
Investment in joint venture                            6,143            5,904
Goodwill                                               1,087            1,087
Unrealized rents                                       2,889            2,589
Other assets                                           5,658            5,667

Total assets                                        $255,641          253,530

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  5,931            5,408
 Federal and state income taxes payable                1,172              702
 Accrued payroll and benefits                          7,361            5,202
 Accrued insurance reserves                            4,239            4,119
 Accrued liabilities, other                              730            1,035
 Long-term debt due within one year                    3,825            3,762
  Total current liabilities                           23,258           20,228

Long-term debt                                        79,192           80,172
Deferred income taxes                                 15,846           15,274
Accrued insurance reserves                             4,562            4,562
Other liabilities                                      1,582            2,833
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,059,808 and 3,051,064 shares issued
  and outstanding, respectively                          306              305
 Capital in excess of par value                       32,705           32,154
 Retained earnings                                    98,164           98,087
 Accum. other comprehensive income (loss), net            26              (85)
  Total shareholders' equity                         131,201          130,461

Total liabilities and shareholders' equity          $255,641          253,530
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                                           THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                        2007       2006

Revenues:
  Transportation                                     $ 32,919     31,724
  Real estate                                           6,281      5,400
Total revenues (including revenue from related
 parties of $2,188 and $2,062, respectively)           39,200     37,124

Cost of operations:
  Transportation                                       30,136     27,129
  Real estate                                           2,841      2,536
Total cost of operations                               32,977     29,665

Gross profit:
  Transportation                                        2,783      4,595
  Real estate                                           3,440      2,864
Total gross profit                                      6,223      7,459

Selling, general and administrative expense
 (including expenses paid to a related party of
 $36 and $48, respectively) (see Note 10)               5,387      3,058

Operating profit                                          836      4,401

Interest income and other                                 326         32
Equity in loss of joint venture                           (10)         -
Interest expense                                       (1,380)      (891)

(Loss) Income before income taxes                        (228)     3,542
Provision for income taxes                                 89     (1,382)

Net (loss) income                                    $   (139)     2,160

(Loss) earnings per common share:
  Basic                                              $   (.05)       .72
  Diluted                                            $   (.05)       .69

Number of shares (in thousands)
  used in computing:
  -basic (loss) earnings per common share               3,042      2,997
  -diluted (loss) earnings per common share             3,042      3,109

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                   (In thousands)
                                    (Unaudited)
                                                              2007      2006

Cash flows from operating activities:
 Net (loss) income                                         $  (139)    2,160
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  3,549     3,557
   Deferred income taxes                                      (850)       24
   Equity in loss of joint venture                              10         -
   Gain on sale of equipment and real estate                    18      (461)
   Stock-based compensation                                    378       190
   Net changes in operating assets and liabilities:
    Accounts receivable                                        733       177
    Inventory of parts and supplies                            (59)       82
    Prepaid expenses and other current assets                  327    (1,352)
    Other assets                                              (345)     (194)
    Accounts payable and accrued liabilities                 2,278      (999)
    Income taxes payable                                       686     1,235
    Long-term insurance reserves and other long-term
     liabilities                                            (1,251)       74

Net cash provided by operating activities                    5,335     4,493

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (2,751)   (3,922)
 Purchase of real estate group property and equipment       (4,042)   (2,389)
 Investment in joint venture                                  (250)   (3,118)
 Proceeds from the sale of property, plant and equipment        20       531

Net cash used in investing activities                       (7,023)   (8,898)

Cash flows from financing activities:
 Net increase in revolving debt                                  -     5,239
 Repayment of long-term debt                                  (917)     (627)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              191        89
 Exercise of employee stock options                            202       126

Net cash (used in) provided by financing activities           (524)    4,827

Net (decrease) increase in cash and cash equivalents        (2,212)      422
Cash and cash equivalents at beginning of period            26,944       154
Cash and cash equivalents at end of the period             $24,732       576



See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2007
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2007.

(2) Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $216,000 reduction in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of October 1, the Company had a liability for unrecognized tax benefits of $537,000, which is included in income taxes payable. If recognized, $337,000 of unrecognized tax benefits would impact the Company's effective tax rate. Interest and penalties of $200,000 has been reflected as a component of the total liability. It is the Company's policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes. For the three months ended December 31, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months. The Company files income tax returns in the U.S. and various states which are subject to audit for up to five years after filing.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will only require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgage notes payable and as such will not have a material impact on the consolidated financial results of the Company.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                              Three Months ended
                                 December 31,___
                               2007        2006

Revenues:
   Transportation           $ 32,919      31,724
   Real estate                 6,281       5,400
                            $ 39,200      37,124
Operating profit
   Transportation           $    646       2,412
   Real estate                 3,440       2,864
   Corporate expenses         (3,250)       (875)
                            $    836       4,401



Identifiable assets                         December 31,  September 30,
                                                2007         2007

   Transportation                            $ 55,578       56,101
   Real estate                                171,984      168,587
   Cash items                                  24,732       26,944
   Unallocated corporate assets                 3,347        1,898
                                             $255,641      253,530


(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):

                                            December 31,  September 30,
                                                2007         2007
     5.6% to 8.6% mortgage notes
       due in installments through 2027        83,017       83,934
     Less portion due within one year           3,825        3,762
                                             $ 79,192       80,172

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1.25% over the selected LIBOR and may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined in the Revolver. A commitment fee of 0.2% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends. Under these restrictions, as of December 31, 2007, approximately $19,500,000 was available for borrowing. The Company is in compliance with all restrictive covenants as of December 31, 2007. No amounts were outstanding as of December 31 and September 30, 2007.

(5) Related Party Transactions. The Company was a related party to Florida Rock Industries, Inc. (FRI) because four of the Company's directors also served until November 16, 2007, as directors of FRI and such directors owned approximately 24% of the stock of FRI and 47% of the stock of the Company. The Company derived 5.4% of its consolidated revenue from FRI in fiscal 2007. FRI merged with Vulcan Materials Company ("Vulcan") in November 2007.

The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for the Florida Rock Division of Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries leased certain construction aggregates mining and other properties to Vulcan. Vulcan currently continues to operate under the same mining royalty agreements and leases. The Company also outsourced certain administrative functions to Vulcan. The cost of these administrative functions was $36,000 and $48,000 for the three months ended December 31, 2007 and 2006, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now Vulcan) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $750,000 have been made by each party as of December 31, 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the three months ended December 31, 2007 includes a loss of $10,000 representing the Company's equity in the loss of the joint venture.

(6) Earnings (loss) per common share. The following details the computations of the basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

                                        THREE MONTHS
                                      ENDED DECEMBER 31,
                                        2007       2006
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings (loss) per share       3,042      2,997

Common shares issuable under
 share based payment plans
 which are potentially dilutive            -        112
Common shares used for diluted
 earnings (loss) per share             3,042      3,109

Net (loss) income                    $  (139)     2,160
Earnings(loss) per common share
 Basic                               $  (.05)       .72
 Diluted                             $  (.05)       .69

For the three months ended December 31, 2007 a total of 108,000 shares underlying potentially dilutive outstanding stock options and restricted shares were not included in the calculation of diluted earnings per share because such amounts would have been anti-dilutive. For the three months ended December 31, 2006, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the three months ended December 31, 2006, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2007, the Company's stock-based compensation plans permit the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, of stock awards. The number of common shares available for future issuance was 276,400 at December 31, 2007.

The Company recorded the following stock compensation expense in its consolidated statement of income (in thousands):

                                               Three Months ended
                                                   December 31,__
                                                2007        2006

Stock options issued prior to 123R adoption  $   105         131
Restricted stock awards granted in 2006           54          59
Modification to accelerate prior awards
 made in connection with CEO retirement          219           -
                                                 378         190
Deferred income tax benefit                      147          73
Stock compensation net of tax expense        $   231         117

A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2007     266,611     $31.42       5.9
  Granted                     0     $    0               $     0
  Exercised               8,744     $22.98               $   105
  Forfeited                   0     $    0
Outstanding at
 December 31, 2007      257,867     $31.70       5.6     $ 4,116
Exercisable at
 December 31, 2007      229,467     $30.41       5.5     $ 3,554
Vested during
 three months ended
 December 31, 2007       35,500                          $   510

The aggregate intrinsic value of exercisable in-the-money options was $14,466,000 and the aggregate intrinsic value of all outstanding options was $15,923,000 based on the market closing price of $93.45 on December 31, 2007 less exercise prices. Gains of $604,000 were realized by option holders during the three months ended December 31, 2007. The realized tax benefit from options exercised for the three months ended December 31, 2007 was $232,000. Total compensation cost of options granted but not yet vested as of December 31, 2007 was $347,000, which is expected to be recognized over a weighted-average period of 1.9 years. The first quarter of fiscal 2008 includes stock compensation expense of $183,000 related to the modification to accelerate the vesting of 4,000 shares in connection with the retirement benefits for John E. Anderson, the Company's President and CEO, whose retirement is effective February 6, 2008.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2007      10,800     $63.65       2.3
  Granted                     0                          $     0
  Vested                      0                          $     0
  Forfeited                   0
Outstanding at
 December 31, 2007       10,800     $63.65       2.0     $   687

Total compensation cost of restricted stock granted but not yet vested as of December 31, 2007 was $396,000 which is expected to be recognized over a weighted-average period of 2.0 years. The first quarter of fiscal 2008 includes stock compensation expense of $36,000 related to the modification to accelerate the vesting of 400 shares in connection with retirement benefits for John E. Anderson, the Company's President and CEO, whose retirement is effective February 6, 2008.

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

(9) Customer Concentration. The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 72% and building and construction customers accounted for approximately 28% of transportation segment revenues for the three months ended December 31, 2007.

During the first three months of fiscal 2008, the transportation segment's ten largest customers accounted for approximately 53.9% of the transportation segment's revenue. One of these customers accounted for 15.2% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $3,851,000 and $4,766,000 at December 31, 2007 and 2006 respectively.

(10) CEO Retirement. On December 5, 2007, John E. Anderson, age 62, announced his retirement as the Company's President and Chief Executive Officer effective February 6, 2008. Mr. Anderson will continue to serve on the Company's Board of Directors. Also on December 5, 2007, the board of directors approved certain retirement benefits to Mr. Anderson in recognition of his years of service to the Company. Upon Mr. Anderson's retirement, the Company will pay him approximately $4,700,000 for his accrued benefit under the Management Security Plan, the fair value of his outstanding stock options and restricted stock and an additional bonus. The Company expects that the total impact of these payments on the Company's earnings for fiscal 2008 to be approximately $2,371,000 before taxes which is included in selling, general, and administrative expense. On December 5, 2007, the Company's Board of Directors appointed John D. Baker II to succeed Mr. Anderson as President and Chief Executive Officer.


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

The Company's real estate activities are conducted through two wholly owned subsidiaries. Florida Rock Properties, Inc. ("Properties") and FRP Development Corp. ("Development"). Properties owns a number of mining and other properties that are leased to Vulcan Materials Company ("Vulcan"). Properties also owns certain other real estate for investment. Development owns, manages and develops commercial warehouse/office rental properties in the Mid-Atlantic United States.

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity in the Southeast, Vulcan's sales from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Mid-Atlantic area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Comparative Results of Operations for the Three Months Ended
December 31, 2007 and 2006

Consolidated Results. - Net loss for the first quarter of fiscal 2008 was $139,000, a decrease of $2,299,000 compared to net income of $2,160,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2008 were ($0.05) compared to $0.69 in the first quarter of fiscal 2007. Net income for the first quarter of fiscal 2008 was adversely impacted by the accrual of retirement benefits of $1,460,000, net of income tax benefits, for the Company's President and CEO, whose retirement is effective February 6, 2008. The transportation segment was negatively impacted in the first quarter of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations. The first quarter of fiscal 2007 benefited from gains on equipment sales and prior period insurance recoveries.

Transportation Results
                                   Three Months Ended December 31
(dollars in thousands)             ___2007     %      2006     %_

Transportation revenue             $ 27,762   84%    27,889   88%
Fuel surcharges                       5,157   16%     3,835   12%

Revenues                             32,919  100%    31,724  100%

Compensation and benefits            12,624   38%    12,104   38%
Fuel expenses                         8,346   26%     6,744   21%
Insurance and losses                  3,273   10%     2,875    9%
Depreciation expense                  2,221    7%     2,283    7%
Other, net                            3,672   11%     3,123   10%

Cost of operations                   30,136   92%    27,129   85%

Gross profit                       $  2,783    8%     4,595   15%


Transportation segment revenues were $32,919,000 in the first quarter of 2008 an increase of $1,195,000 over the same quarter last year. Excluding fuel surcharges, revenue per mile increased 2.7% over the same quarter last year. Decreased construction material freight demand and pricing softness from the downturn in housing pushed revenues down in the flatbed operation compared to the same quarter last year. Revenue miles in the current quarter were down 3.1% compared to the first quarter of 2007 from reduced loads in the flatbed portion of the transportation segment.

The Transportation segment's cost of operations in the first quarter of 2008 increased as a percentage of revenue compared to the same quarter last year. Average fuel cost per gallon in the first quarter of 2008 increased 31% over the same period last year. This resulted in an increase in fuel cost of $280,000 in excess of the increase in fuel surcharge revenue in the flatbed portion. Insurance and losses increased due to $357,000 of prior period recoveries in the same quarter last year. Other expense increased $455,000 due to higher gains on equipment sales the same quarter last year along with an increase of $156,000 in vehicle tires and maintenance.

Real Estate Results
                                   Three Months Ended December 31
(dollars in thousands)             ___2007     %      2006     %_

Royalties and rent                 $  1,976   31%     1,602   30%
Developed property rentals            4,305   69%     3,798   70%

Total Revenue                         6,281  100%     5,400  100%

Mining and land rent expenses           565    9%       396    7%
Developed property expenses           2,276   36%     2,140   40%

Cost of Operations                    2,841   45%     2,536   47%

Gross profit                       $  3,440   55%     2,864   53%


Real Estate segment revenues for the first quarter of fiscal 2008 were $6,281,000, an increase of $881,000 or 16.3% over the same quarter last year. Lease revenue from developed properties increased $507,000 or 13.3%, due to an increase in occupied square footage along with higher rental rates on new leases. Royalties and rent increased $374,000 or 23.3% despite reduced tons mined because of an increase of $311,000 in revenues from timber harvesting and increases in minimum rent requirements effective in August 2007 and October 2007 pursuant to terms contained in several mining leases.

Real estate segment expenses increased $305,000 to $2,841,000 during the first quarter of fiscal 2008 compared to $2,536,000 for the same quarter last year. Expenses related to developed properties increased as a result of new building additions, increased staffing and professional fees to facilitate continuing portfolio expansion.

Consolidated Results

Gross Profit - Consolidated gross profit was $6,223,000 in the first quarter of fiscal 2008, a decrease of $1,236,000 or 16.6% compared to $7,459,000 in the same period last year. Gross profit in the transportation segment decreased $1,812,000 or 39.4% due to the increase in cost of operations along with decreased freight demand, resulting in reduced revenue miles and lower pricing in the flatbed portion. Gross profit in the real estate segment increased $576,000 or 20.1% from the first quarter 2007, due to higher rental rates on new leases and $311,000 increased gross profit from timber harvesting.

Selling, general and administrative expense - Selling, general and administrative expenses increased $2,329,000 over the same quarter last year. The current year includes $2,371,000 accrual of retirement benefits for the Company's President and Chief Executive Officer.

Interest expense - Interest expense increased $489,000 over the same quarter last year due to lower capitalized interest and interest on new mortgage debt.

Income taxes - Income tax expense decreased $1,471,000 over the same quarter last year due to reduced earnings.

Net income - Net loss for the first quarter of fiscal 2008 was $139,000, a decrease of $2,299,000 compared to net income of $2,160,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2008 were ($0.05) compared to $0.69 in the first quarter of fiscal 2007. Net income for the first quarter of fiscal 2008 was adversely impacted by the accrual of retirement benefits of $1,460,000, net of income tax benefits, for the Company's President and CEO, whose retirement is effective February 6, 2008. The transportation segment was negatively impacted in the first quarter of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations. The first quarter of fiscal 2007 benefited from gains on equipment sales and prior period insurance recoveries.

Liquidity and Capital Resources. For the first three months of fiscal 2008, the Company used cash provided by operating activities of $5,335,000 and cash balances to purchase $6,793,000 in property and equipment, to invest $250,000 in the Brooksville Joint Venture, and to make $917,000 scheduled payments on long-term debt. Cash decreased $2,212,000.

Cash flows from operating activities for the first three months of fiscal 2008 were $842,000 higher than the same period last year primarily reflecting net changes in accounts payable due to the timing of payments in our payment cycle.

Cash flows used in investing activities for the first three months of fiscal 2008 were $1,875,000 lower than the same period last year due to the initial investment in the Brooksville joint venture in fiscal 2007, fewer tractors purchased in fiscal 2008 and more real estate development in fiscal 2008.

Cash flows from financing activities for the first three months of fiscal 2008 were $5,351,000 lower than the same period last year due to the reduced borrowings on the Revolver.

The Company has a $37,000,000 revolving credit agreement (the Revolver) which had a zero balance as of December 31, 2007. The Revolver contains restrictive covenants including limitations on paying cash dividends. Under these restrictions, as of December 31, 2007, approximately $19,500,000 was available for borrowing. The Revolver will expire on December 31, 2009.

On July 31, 2007, the Company borrowed $36,000,000 from Prudential Insurance Company of America. The non-recourse mortgage loans fully amortize on a level term over 20 years and bear interest at a fixed rate of 5.74%. The loans are secured by seven developed properties with an aggregate net book value of $31,074,000 at June 30, 2007. A portion of the proceeds were used to repay balances outstanding under the Company's Revolver and the remaining proceeds will be used to fund new construction, purchase land for future development, and for general corporate purposes. Net interest expense for fiscal 2008 is expected to increase versus fiscal 2007 by approximately $1,000,000 due to lower capitalized interest and interest rates on mortgage debt exceeding short-term cash investments.

The Company had $17,222,000 of irrevocable letters of credit outstanding as of December 31, 2007. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended, the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of December 31, 2007, $3,490,000 was authorized to repurchase the Company's common stock. No shares were repurchased during the first three months of fiscal 2008. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $1,250,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

The Company will make cash payments of retirement benefits to John E. Anderson of $4.7 million during the second quarter of fiscal 2008.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $216,000 reduction in the net liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of October 1, the Company had a liability for unrecognized tax benefits of $537,000, which is included in income taxes payable. If recognized, $337,000 of unrecognized tax benefits would impact the Company's effective tax rate. Interest and penalties of $200,000 has been reflected as a component of the total liability. It is the Company's policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes. For the three months ended December 31, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months. The Company files income tax returns in the U.S. and various states which are subject to audit for up to five years after filing.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will only require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgage notes payable and as such will not have a material impact on the consolidated financial results of the Company.

Related Party Transactions. The Company was a related party to Florida Rock Industries, Inc. (FRI) because four of the Company's directors also served until November 16, 2007, as directors of FRI and such directors owned approximately 24% of the stock of FRI and 47% of the stock of the Company. The Company derived 5.4% of its consolidated revenue from FRI in fiscal 2007. FRI merged with Vulcan Materials Company ("Vulcan") in November 2007.

The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for the Florida Rock Division of Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries leased certain construction aggregates mining and other properties to Vulcan. Vulcan currently continues to operate under the same mining royalty agreements and leases. The Company also outsourced certain administrative functions to Vulcan. The cost of these administrative functions was $36,000 and $48,000 for the three months ended December 31, 2007 and 2006, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now Vulcan) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million. Capital contributions of $750,000 have been made by each party as of December 31, 2007. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the three months ended December 31, 2007 includes a loss of $10,000 representing the Company's equity in the loss of the joint venture.

Summary and Outlook. The flatbed portion of the transportation segment continues to face severe industry over capacity and significant disruptions to profitability from poor freight demand, utilization disruption and pricing softness resulting from the housing downturn as well as high fuel expenses. This downturn is expected to continue to impact the operations of the flatbed portion of our transportation business throughout calendar 2008.

The Company's real estate development business has benefited from active inquiry from prospective tenants for its warehouse-office product and corresponding favorable occupancy rates. The Company also continues to explore opportunities for development of various properties. The Company expects to continue expanding its portfolio of warehouse-office products consistent with maintaining a watchful eye on national and regional economic health.

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

As of December 31, 2007, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  EXHIBITS

(a)	Exhibits. The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 24.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2008           PATRIOT TRANSPORTATION HOLDING, INC.


                           John E. Anderson
                           John E. Anderson
                           President and Chief Executive
                            Officer


                           Ray M. Van Landingham
                           Ray M. Van Landingham
                           Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2007
EXHIBIT INDEX



(10)(k) 		Joint Venture Agreement between Florida Rock
Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended
September 30, 2006.  File No. 33-26115.

(10)(l) 		Letter Agreement between the Company and John E.
Anderson, filed herewith.

(10)(m)		Letter Agreement between the Company and David H.
deVilliers, Jr., filed herewith.

(10)(n)		Letter Agreement between the Company and Robert
E. Sandlin, filed herewith.

(10)(o)		Letter Agreement between the Company and Terry S.
Phipps, filed herewith.

(10)(p)		Letter Agreement between the Company and John D.
Klopfenstein, filed herewith.

(14)   		Financial Code of Ethical Conduct between the
Company, Chief Executive Officers and Financial
Managers, as revised on January 28, 2004, which is available on the Company's website at www.patriottrans.com.

(31)(a)		Certification of John E. Anderson.
(31)(b)		Certification of Ray M. Van Landingham.
(31)(c)		Certification of John D. Klopfenstein.

(32)   		Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.