Form 10-Q/A
period 2007-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2008-03-14
CIK 844059

FORM 10-Q/A
	Amendment No. 1

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



PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q/A
QUARTER ENDED DECEMBER 31, 2007


CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3
Amendment No. 1 Explanatory Note                                       4


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         5
   Consolidated Statements of Income                                   6
   Consolidated Statements of Cash Flows                               7
   Condensed Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  22

Item 4.  Controls and Procedures                                      22


Part II.  Other Information

Item 1A. Risk Factors                                                 23

Item 6.  Exhibits                                                     23

Signatures                                                            24

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               26

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              29


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


Amendment No. 1 Explanatory Note

Patriot Transportation Holding, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Form 10-Q for the quarter ended December 31, 2007 to restate our previously issued financial statements to reflect the accounting for the taking by condemnation in December 2007 of 28 acres of land.

The Company previously reported in its Form 10-K for the year ended September 30, 2007, that 28 acres of the Company's 101 acre tract of land in Prince William County, Virginia, was subject to taking by the Virginia Department of Transportation ("VDOT"). Management recently learned that the VDOT took title to 28 acres on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000, representing VDOT's estimate of the fair market value of the property.

The Prince William County Property was purchased in December 2005 and the cost of the 28 acres taken by VDOT was $3,353,000 resulting in a gain of $1,544,000 after income taxes of $963,000. The Company intends to find and purchase replacement property with the condemnation proceeds.

The restatement increased Gain on condemnation of land and Income before income taxes by $2,507,000, Provision for income taxes by $963,000. Net income by $1,544,000, and Earnings per diluted common share by $.50. The restatement had no effect on Revenues, Cost of operations, Gross profit or Operating profit. The restatement increased Account receivable from condemnation by $5,860,000, decreased Property, plant and equipment by $3,353,000, increased Deferred income tax liability by $963,000, and increased Retained earnings by $1,544,000.

This amendment also added tables to Note 10 of the Company's notes to consolidated financial statements detailing the expense and payments related to retirement benefits for the Company's previous CEO.




PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)   December 31,    September 30,
                                                       2007             2007
Assets	                                         (restated)
Current assets:
 Cash and cash equivalents                          $ 24,732           26,944
 Accounts receivable (including related party of
  $454 and $308 and net of allowance for doubtful
  accounts of $214 and $207, respectively)            10,250           10,983
 Accounts receivable from condemnation                 5,860                -
 Inventory of parts and supplies                         802              743
 Deferred income taxes                                 1,877              455
 Prepaid tires on equipment                            2,045            2,028
 Prepaid taxes and licenses                            1,189            1,652
 Prepaid insurance                                     1,715            1,601
 Prepaid expenses, other                                  85               80
  Total current assets                                48,555           44,486

Property, plant and equipment, at cost               285,212          282,277
Less accumulated depreciation and depletion           92,670           89,754
  Net property, plant and equipment                  192,542          192,523

Real estate held for investment, at cost               1,274            1,274
Investment in joint venture                            6,143            5,904
Goodwill                                               1,087            1,087
Unrealized rents                                       2,889            2,589
Other assets                                           5,658            5,667
Total assets                                        $258,148          253,530

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  5,931            5,408
 Federal and state income taxes payable                1,172              702
 Accrued payroll and benefits                          7,361            5,202
 Accrued insurance reserves                            4,239            4,119
 Accrued liabilities, other                              730            1,035
 Long-term debt due within one year                    3,825            3,762
  Total current liabilities                           23,258           20,228

Long-term debt                                        79,192           80,172
Deferred income taxes                                 16,809           15,274
Accrued insurance reserves                             4,562            4,562
Other liabilities                                      1,582            2,833
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,059,808 and 3,051,064 shares issued
  and outstanding, respectively                          306              305
 Capital in excess of par value                       32,705           32,154
 Retained earnings                                    99,708           98,087
 Accum. other comprehensive income (loss), net            26              (85)
  Total shareholders' equity                         132,745          130,461

Total liabilities and shareholders' equity          $258,148          253,530
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                                           THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                        2007       2006
                                                     (restated)
Revenues:
  Transportation                                     $ 32,919     31,724
  Real estate                                           6,281      5,400
Total revenues (including revenue from related
 parties of $2,188 and $2,062, respectively)           39,200     37,124

Cost of operations:
  Transportation                                       30,136     27,129
  Real estate                                           2,841      2,536
Total cost of operations                               32,977     29,665

Gross profit:
  Transportation                                        2,783      4,595
  Real estate                                           3,440      2,864
Total gross profit                                      6,223      7,459

Selling, general and administrative expense
 (including expenses paid to a related party of
 $36 and $48, respectively) (see Note 10)               5,387      3,058

Operating profit                                          836      4,401

Gain on condemnation of land                            2,507          -
Interest income and other                                 326         32
Equity in loss of joint venture                           (10)         -
Interest expense                                       (1,380)      (891)

Income before income taxes                              2,279      3,542
Provision for income taxes                              ( 874)    (1,382)

Net income                                           $  1,405      2,160

Earnings per common share:
  Basic                                              $    .46        .72
  Diluted                                            $    .45        .69

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share                      3,042      2,997
  -diluted earnings per common share                    3,150      3,109

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                   (In thousands)
                                    (Unaudited)
                                                              2007      2006
                                                           (restated)
Cash flows from operating activities:
 Net income                                                $ 1,405     2,160
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  3,549     3,557
   Deferred income taxes                                       113        24
   Equity in loss of joint venture                              10         -
   Gain on sale of equipment and real estate                    18      (461)
   Gain on condemnation of land                             (2,507)        -
   Stock-based compensation                                    378       190
   Net changes in operating assets and liabilities:
    Accounts receivable                                        733       177
    Inventory of parts and supplies                            (59)       82
    Prepaid expenses and other current assets                  327    (1,352)
    Other assets                                              (345)     (194)
    Accounts payable and accrued liabilities                 2,278      (999)
    Income taxes payable                                       686     1,235
    Long-term insurance reserves and other long-term
     liabilities                                            (1,251)       74

Net cash provided by operating activities                    5,335     4,493

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (2,751)   (3,922)
 Purchase of real estate group property and equipment       (4,042)   (2,389)
 Investment in joint venture                                  (250)   (3,118)
 Proceeds from the sale of property, plant and equipment        20       531

Net cash used in investing activities                       (7,023)   (8,898)

Cash flows from financing activities:
 Net increase in revolving debt                                  -     5,239
 Repayment of long-term debt                                  (917)     (627)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              191        89
 Exercise of employee stock options                            202       126

Net cash (used in) provided by financing activities           (524)    4,827

Net (decrease) increase in cash and cash equivalents        (2,212)      422
Cash and cash equivalents at beginning of period            26,944       154
Cash and cash equivalents at end of the period             $24,732       576


During the quarter ended December 31, 2007 the Company recorded a non-cash transaction for accounts receivable from condemnation in the amount of $5,860.

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2007
	(Unaudited)

Restatement

The accompanying consolidated financial statements and these notes for the quarter ended December 31, 2007 have been restated to reflect the accounting for the taking by condemnation in December
2007 of 28 acres of land.

The Company previously reported in its Form 10-K for the year ended September 30, 2007, that 28 acres of the Company's 101 acre tract of land in Prince William County, Virginia, was subject to taking by the Virginia Department of Transportation ("VDOT"). Management recently learned that the VDOT took title to 28 acres on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000, representing VDOT's estimate of the fair market value of the property. The Prince William County Property was purchased in December 2005 and the cost of the 28 acres taken by VDOT was $3,353,000. The gain was $1,544,000 after income taxes of $963,000. The Company intends to find and purchase replacement property with the condemnation proceeds.

The following table sets forth the effects of the restatement on certain line items in our previously reported financial statements
(in thousands except per share amounts):
                                                    Three Months Ended
                                                    December 31, 2007
                                                   (restated)  (previously
Consolidated Statement of Income                               reported)

Operating profit                                 $    836        836

Gain on condemnation of land                        2,507          -
Interest income and other                             326        326
Equity in loss of joint venture                       (10)       (10)
Interest expense                                   (1,380)    (1,380)

Income (loss) before income taxes                   2,279       (228)
Provision for income taxes                          ( 874)        89

Net income (loss)                                $  1,405       (139)

Earnings (loss) per common share:
  Basic                                          $    .46       (.05)
  Diluted                                        $    .45       (.05)

Number of shares (in thousands)
  used in computing:
  -basic earnings (loss) per common share           3,042      3,042
  -diluted earnings (loss) per common share         3,150      3,042


                                                    December 31, 2007
                                                   (restated)  (previously
Consolidated Balance Sheet                                     reported)

Assets
Accounts receivable from condemnation               $  5,860   $      -
Total current assets                                  48,555     42,695
Net Property, plant and equipment                    192,542    195,895
Total assets                                         258,148    255,641

Liabilities and Shareholders' Equity
Deferred income taxes                                 16,809     15,846
Retained Earnings                                     99,708     98,164
Total shareholders' equity                           132,745    131,201
Total liabilities and shareholders' equity          $258,148   $255,641


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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                              Three Months ended
                                 December 31,___
                               2007        2006

Revenues:
   Transportation           $ 32,919      31,724
   Real estate                 6,281       5,400
                            $ 39,200      37,124
Operating profit
   Transportation           $    646       2,412
   Real estate                 3,440       2,864
   Corporate expenses         (3,250)       (875)
                            $    836       4,401


Identifiable assets                         December 31,  September 30,
                                                2007         2007
                                             (restated)

   Transportation                            $ 55,578       56,101
   Real estate                                174,491      168,587
   Cash items                                  24,732       26,944
   Unallocated corporate assets                 3,347        1,898
                                             $258,148      253,530


(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                            December 31,  September 30,
                                                2007         2007
     5.6% to 8.6% mortgage notes
       due in installments through 2027        83,017       83,934
     Less portion due within one year           3,825        3,762
                                             $ 79,192       80,172

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1.25% over the selected LIBOR and may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined in the Revolver. A commitment fee of 0.2% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on paying cash dividends. Under these restrictions, as of December 31, 2007, approximately $28,000,000 was available for borrowing. The Company is in compliance with all restrictive covenants as of December 31, 2007. No amounts were outstanding as of December 31 and September 30, 2007.

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

(6) Earnings per common share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

                                        THREE MONTHS
                                      ENDED DECEMBER 31,
                                        2007       2006
                                     (restated)
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share              3,042      2,997

Common shares issuable under
 share based payment plans
 which are potentially dilutive          108        112
Common shares used for diluted
 earnings per share                    3,150      3,109

Net income                           $ 1,405      2,160
Earnings per common share
 Basic                               $   .46        .72
 Diluted                             $   .45        .69

For the three months ended December 31, 2007 and 2006, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the three months ended December 31, 2007 and 2006, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

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

(10) CEO Retirement. On December 5, 2007, John E. Anderson, age 62, announced his retirement as the Company's President and Chief Executive Officer effective February 6, 2008. Mr. Anderson will continue to serve on the Company's Board of Directors. Also on December 5, 2007, the board of directors approved certain retirement benefits to Mr. Anderson in recognition of his years of service to the Company. Upon Mr. Anderson's retirement, the Company will pay him approximately $4,731,000 for his accrued benefit under the Management Security Plan, the fair value of his outstanding stock options and restricted stock and an additional bonus. The Company expects that the total impact of these payments on the Company's earnings for fiscal 2008 to be approximately $2,371,000 before taxes which is included in selling, general, and administrative expense. On December 5, 2007, the Company's Board of Directors appointed John D. Baker II to succeed Mr. Anderson as President and Chief Executive Officer.

The following tables detail the estimated expense and payments to be made (in thousands):

Expenses
Additional bonus to be paid                          $2,152
Expense related to accelerated vesting of options       183
Expense for accelerated vesting of restricted stock      36
Total expense recorded in first quarter fiscal 2008  $2,371

Payments
Total expense recorded in first quarter fiscal 2008  $2,371
Previously accrued benefit MSP Retirement Plan        1,331
Gain on vested stock options to be repurchased        1,011
Restricted shares vesting 1/1/08 to be repurchased       18
Total payments to be made                            $4,731



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

Comparative Results of Operations for the Three Months Ended
December 31, 2007 and 2006

Consolidated Results. - Net income for the first quarter of fiscal 2008 was $1,405,000, a decrease of $755,000 compared to net income of $2,160,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2008 were $0.45 compared to $0.69 in the first quarter of fiscal 2007. Net income for the first quarter of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,460,000, net of income tax benefits, for the Company's President and CEO, whose retirement is effective February 6, 2008. The transportation segment was negatively impacted in the first quarter of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations. The first quarter of fiscal 2007 benefited from gains on equipment sales and prior period insurance recoveries.


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

Gain from condemnation of land - Gain from condemnation of land was $2,507,000 in the first quarter of fiscal 2008 resulting from the taking by the Virginia Department of Transportation ("VDOT") of 28 acres on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000, representing VDOT's estimate of the fair market value of the property. The Prince William County Property was purchased in December 2005 and the cost of the 28 acres taken by VDOT was $3,353,000.

Interest expense - Interest expense increased $489,000 over the same quarter last year due to lower capitalized interest and interest on new mortgage debt.

Income taxes - Income tax expense decreased $508,000 over the same quarter last year due to reduced earnings.

Net income - Net income for the first quarter of fiscal 2008 was $1,405,000, a decrease of $755,000 compared to net income of $2,160,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2008 were $0.45 compared to $0.69 in the first quarter of fiscal 2007. Net income for the first quarter of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,460,000, net of income tax benefits, for the Company's President and CEO, whose retirement is effective February 6, 2008. The transportation segment was negatively impacted in the first quarter of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations. The first quarter of fiscal 2007 benefited from gains on equipment sales and prior period insurance recoveries.

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

The Company has a $37,000,000 revolving credit agreement (the Revolver) which had a zero balance as of December 31, 2007. The Revolver contains restrictive covenants including limitations on paying cash dividends. Under these restrictions, as of December 31, 2007, approximately $28,000,000 was available for borrowing. The Revolver will expire on December 31, 2009.

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

The Virginia Department of Transportation took title to 28 acres of the Company's land on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000. The Company is making application to the Court for these funds and intends to use them for general corporate purposes until the Company identifies and purchases replacement property under IRS involuntary conversion rules.

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

As of December 31, 2007, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures were not effective at December 31, 2007, because these controls and procedures failed to assure that the information regarding the condemnation of the Company's property in Prince William County, Virginia was promptly disclosed, resulting in this restatement.

The Company previously reported in its Form 10-K for the year ended September 30, 2007, that 28 acres of the Company's 101 acre tract of land in Prince William County, Virginia, was subject to taking by the Virginia Department of Transportation ("VDOT"). VDOT communicated to the Company on or about December 13, 2007, that they confirmed the offer of $5,860,000 and that VDOT had filed or was filing a Certificate of Take. VDOT forwarded a copy of the unrecorded Certificate of Take to a subsidiary of the Company on December 17, 2007, together with a letter stating that VDOT would proceed with condemnation if an agreement could not be made in the near future, and that the $5,860,000 was available to the Company. Management of the subsidiary did not understand from these communications, particularly in light of the ongoing negotiations with VDOT, that the Certificate of Take had in fact been recorded and that title to the 28 acres had been transferred to VDOT. Management of the subsidiary came to understand these facts and communicated them to management of the Company in late February 2008. Management has performed an extensive review of this transaction in an effort to ensure that this amendment reflects all necessary adjustments. We believe that this review, the investigation and analysis of the facts, research of applicable state condemnation laws, increased scrutiny concerning any future proposed condemnations and the Company's continuing efforts to evaluate and enhance disclosure controls will provide reasonable assurance that any similar transactions will be accounted for in accordance with generally accepted accounting principles in our future filings.

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

March 12, 2008             PATRIOT TRANSPORTATION HOLDING, INC.


                           John D. Baker II
                           John D. Baker II
                           President and Chief Executive
                            Officer


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
FORM 10-Q/A FOR THE QUARTER ENDED DECEMBER 31, 2007
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
Klopfenstein, filed herewith.

(14)   		Financial Code of Ethical Conduct between the
Company, Chief Executive Officers and Financial
Managers, as revised on January 28, 2004, which is available on the Company's website at www.patriottrans.com.

(31)(a)		Certification of John D. Baker.
(31)(b)		Certification of Ray M. Van Landingham.
(31)(c)		Certification of John D. Klopfenstein.

(32)   		Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.