Form 10-Q
period 2008-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2008-05-08
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2007:
3,028,569 shares of $.10 par value common stock.



PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008


CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  23

Item 4.  Controls and Procedures                                      24


Part II.  Other Information

Item 1A. Risk Factors                                                 25

Item 2.  Purchase of Equity Securities by the Issuer                  25

Item 4.  Submission of Matters to a Vote of Security Holders          26

Item 6.  Exhibits                                                     26

Signatures                                                            27

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               29

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              32




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


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)        March 31,     September 30,
Assets                                                   2008             2007
Current assets:
 Cash and cash equivalents                          $  8,428           26,944
 Accounts receivable (including related party of
  $405 and $308 and net of allowance for doubtful
  accounts of $237 and $207, respectively)            12,154           10,983
 Accounts receivable from condemnation                 5,860                -
 Accounts receivable federal & state income taxes      1,161                -
 Inventory of parts and supplies                         923              743
 Deferred income taxes                                   808              455
 Prepaid tires on equipment                            2,027            2,028
 Prepaid taxes and licenses                              683            1,652
 Prepaid insurance                                     1,624            1,601
 Prepaid expenses, other                                  91               80
  Total current assets                                33,759           44,486

Property, plant and equipment, at cost               296,972          282,277
Less accumulated depreciation and depletion           94,189           89,754
  Net property, plant and equipment                  202,783          192,523

Real estate held for investment, at cost               1,274            1,274
Investment in joint venture                            6,238            5,904
Goodwill                                               1,087            1,087
Unrealized rents                                       3,043            2,589
Other assets                                           4,573            5,667
Total assets                                        $252,757          253,530

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  6,783            5,408
 Federal and state income taxes payable                    -              702
 Accrued payroll and benefits                          4,416            5,202
 Accrued insurance reserves                            4,389            4,119
 Accrued liabilities, other                            1,187            1,035
 Long-term debt due within one year                    3,888            3,762
  Total current liabilities                           20,663           20,228

Long-term debt                                        78,196           80,172
Deferred income taxes                                 17,154           15,274
Accrued insurance reserves                             4,562            4,562
Other liabilities                                      1,586            2,833
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,028,569 and 3,051,064 shares issued
  and outstanding, respectively                          303              305
 Capital in excess of par value                       33,731           32,154
 Retained earnings                                    96,536           98,087
 Accum. other comprehensive income (loss), net            26              (85)
  Total shareholders' equity                         130,596          130,461

Total liabilities and shareholders' equity          $252,757          253,530
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                          THREE MONTHS        SIX MONTHS
                                         ENDED MARCH 31,    ENDED MARCH 31,
                                          2008     2007      2008     2007

Revenues:
  Transportation                        $34,738   32,588   $67,657   64,312
  Real estate                             6,350    5,568    12,631   10,968
Total revenues (including revenue
 from related parties of $2,046,
 1,990, 4,234 and $4,087, respectively)  41,088   38,156    80,288   75,280

Cost of operations:
  Transportation                         31,533   27,010    61,669   54,139
  Real estate                             3,502    2,723     6,343    5,259
Total cost of operations                 35,035   29,733    68,012   59,398

Gross profit:
  Transportation                          3,205    5,578     5,988   10,173
  Real estate                             2,848    2,845     6,288    5,709
Total gross profit                        6,053    8,423    12,276   15,882

Selling, general and administrative
 expense (including expenses paid to a
 related party of $8, $48, $44, and
 $96, respectively)                       3,655    3,205     9,042    6,263

Operating profit                          2,398    5,218     3,234    9,619

Gain on condemnation of land                  -        -     2,507        -
Interest income and other                   166       24       492       56
Equity in loss of joint venture              (4)    (101)      (14)    (101)
Interest expense                         (1,368)    (880)   (2,748)  (1,771)

Income before income taxes                1,192    4,261     3,471    7,803
Provision for income taxes                 (566)  (1,664)   (1,440)  (3,046)

Net income                             $    626    2,597  $  2,031    4,757

Earnings per common share:
  Basic                                $    .21      .86  $    .67     1.58
  Diluted                              $    .20      .83  $    .65     1.53

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share        3,037    3,017     3,039    3,007
  -diluted earnings per common share      3,128    3,125     3,138    3,117

See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (In thousands)
                                    (Unaudited)
                                                              2008      2007

Cash flows from operating activities:
 Net income                                                $ 2,031     4,757
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  7,146     7,109
   Deferred income taxes                                     1,527       564
   Equity in loss of joint venture                              14       101
   Gain on sale of equipment and real estate                  (257)   (1,042)
   Gain on condemnation of land                             (2,507)        -
   Stock-based compensation                                    828       763
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (1,171)     (396)
    Income taxes receivable                                 (1,161)        -
    Inventory of parts and supplies                           (180)      110
    Prepaid expenses and other current assets                  936      (866)
    Other assets                                               397      (359)
    Accounts payable and accrued liabilities                 1,011    (2,357)
    Income taxes payable                                      (486)      (20)
    Long-term insurance reserves and other long-term
     liabilities                                            (1,247)     (208)

Net cash provided by operating activities                    6,881     8,156

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (9,157)   (5,567)
 Purchase of real estate group property and equipment      (11,449)   (3,754)
 Investment in joint venture                                  (350)   (3,218)
 Proceeds from the sale of property, plant and equipment       460     1,281

Net cash used in investing activities                      (20,496)  (11,258)

Cash flows from financing activities:
 Net increase in revolving debt                                  -     3,268
 Repayment of long-term debt                                (1,850)   (1,265)
 Repurchase of Company stock                                (4,388)        -
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              527       538
 Exercise of employee stock options                            810       765

Net cash (used in) provided by financing activities         (4,901)    3,306

Net (decrease) increase in cash and cash equivalents       (18,516)      204
Cash and cash equivalents at beginning of period            26,944       154
Cash and cash equivalents at end of the period            $  8,428       358

During the quarter ended December 31, 2007 the Company recorded a non-cash transaction for accounts receivable from condemnation in the amount of $5,860. The condemnation proceeds were received in April 2008.

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2008
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2007.

(2) Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $216,000 reduction in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of October 1, the Company had a liability for unrecognized tax benefits of $537,000, which is included in income taxes receivable, net. If recognized, $337,000 of unrecognized tax benefits would impact the Company's effective tax rate. Interest and penalties of $200,000 has been reflected as a component of the total liability. It is the Company's policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes. For the six months ended March 31, 2008, there were no material changes to the total amount of unrecognized tax benefits. The Company expects a decrease in the liability of up to $165,000 for uncertain tax positions during the next 12 months. The Company files income tax returns in the U.S. and various states which are subject to audit for up to five years after filing.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgage notes payable but will not have a material impact on the consolidated financial results of the Company.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                              Three Months ended       Six Months ended
                                  March 31,___           March 31,_____
                               2008        2007       2008        2007

Revenues:
   Transportation           $ 34,738      32,588     67,657      64,312
   Real estate                 6,350       5,568     12,631      10,968
                            $ 41,088      38,156     80,288      75,280
Operating profit
   Transportation           $    976       3,440      1,622       5,852
   Real estate                 2,848       2,845      6,288       5,709
   Corporate expenses         (1,426)     (1,067)    (4,676)     (1,942)
                            $  2,398       5,218      3,234       9,619



Identifiable assets                           March 31,  September 30,
                                                2008         2007


   Transportation                            $ 57,539       56,101
   Real estate                                180,802      168,587
   Cash items                                   8,428       26,944
   Unallocated corporate assets                 5,988        1,898
                                             $252,757      253,530

(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                              March 31,  September 30,
                                                2008         2007
     5.6% to 8.6% mortgage notes
       due in installments through 2027        82,084       83,934
     Less portion due within one year           3,888        3,762
                                             $ 78,196       80,172

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1.25% over the selected LIBOR and may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined in the Revolver. A commitment fee of 0.2% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations borrowing ability and on paying cash dividends. Under these restrictions, as of March 31, 2008, approximately $20,500,000 was available for borrowing. The Company is in compliance with all restrictive covenants as of March 31, 2008. No amounts were outstanding as of March 31, 2008 and September 30, 2007.

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

The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for the Florida Rock Division of Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan. The Company also outsourced certain administrative functions to Vulcan. The cost of these administrative functions was $44,000 and $96,000 for the six months ended March 31, 2008 and 2007, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now Vulcan) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP which both have an obligation to fund capital contributions of up to $2 million. Capital contributions of $850,000 have been made by each party as of March 31, 2008. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ended March 31, 2008 includes a loss of $14,000 representing the Company's equity in the loss of the joint venture.

(6) Earnings per common share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

                                       THREE MONTHS          SIX MONTHS
                                      ENDED MARCH 31,      ENDED MARCH 31,
                                       2008       2007      2008       2007
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share              3,037      3,017     3,039      3,007

Common shares issuable under
 share based payment plans
 which are potentially dilutive           91        108        99        110
Common shares used for diluted
 earnings per share                    3,128      3,125     3,138      3,117

Net income                           $   626      2,597     2,031      4,757
Earnings per common share
 Basic                               $   .21        .86       .67       1.58
 Diluted                             $   .20        .83       .65       1.53

For the three and six months ended March 31, 2008 and 2007, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the three and six months ended March 31, 2008 and 2007, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2007, the Company's stock-based compensation plans permit the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 272,100 at March 31, 2008.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                 Three Months ended    Six Months ended
                                      March 31,_  _         March 31, _
                                  2008       2007       2008       2007

Stock options issued prior
 to 123R adoption              $    61        131       166         262
Restricted stock awards
 granted in 2006                    51         54       105         113
Annual Director stock award        395        388       395         388
Shares repurchased in connection
 with previous CEO retirement      162          -       162           -
Modification to accelerate
 prior awards made in
 connection with CEO retirement     (3)         -       216           -
                                   666        573     1,044         763
Deferred income tax benefit        255        220       400         293
Stock compensation net of tax  $   411        353       644         470


A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2007     266,611     $31.42       5.9
  Granted                     0     $    0               $     0
  Exercised              28,714     $28.16               $   403
  Forfeited               5,000     $43.50
Outstanding at
 March 31, 2008         232,897     $31.56       5.4     $ 3,716
Exercisable at
 March 31, 2008         209,497     $30.40       5.2     $ 3,256
Vested during
 six months ended
 March 31, 2008          35,500                          $   510

The aggregate intrinsic value of exercisable in-the-money options was $10,063,000 and the aggregate intrinsic value of all outstanding options was $10,919,000 based on the market closing price of $78.44 on March 31, 2008 less exercise prices. Gains of $1,733,000 were realized by option holders during the six months ended March 31, 2008. The realized tax benefit from options exercised for the six months ended March 31, 2008 was $664,000. Total compensation cost of options granted but not yet vested as of March 31, 2008 was $389,000, which is expected to be recognized over a weighted-average period of 1.6 years. The first quarter of fiscal 2008 includes stock compensation expense of $183,000 related to the modification to accelerate the vesting of 4,000 shares in connection with the retirement benefits for John E. Anderson, the Company's previous President and CEO, whose retirement was effective February 6, 2008.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2007      10,800     $63.65       2.3
  Granted                     0                          $     0
  Vested                  3,600     $63.65               $   229
  Forfeited                 700     $63.54
Outstanding at
 March 31, 2008           6,500     $63.67       1.8     $   414

Total compensation cost of restricted stock granted but not yet vested as of March 31, 2008 was $355,000 which is expected to be recognized over a weighted-average period of 1.8 years. The first quarter of fiscal 2008 includes stock compensation expense of $36,000 related to the modification to accelerate the vesting of 400 shares in connection with retirement benefits for John E. Anderson, the Company's previous President and CEO, whose retirement was effective February 6, 2008.

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

(9) Customer Concentration. The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 71% and building and construction customers accounted for approximately 29% of transportation segment revenues for the six months ended March 31, 2008.

During the first six months of fiscal 2008, the transportation segment's ten largest customers accounted for approximately 53.7% of the transportation segment's revenue. One of these customers accounted for 15.7% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $5,854,000 and $4,682,000 at March 31, 2008 and 2007 respectively.

(10) CEO Retirement. On December 5, 2007, the board of directors approved certain retirement benefits for John E. Anderson, the Company's President and Chief Executive Officer effective February 6, 2008. Upon Mr. Anderson's retirement, the Company paid him $4,851,000 for his accrued benefit under the Management Security Plan, the fair value of his outstanding stock options and restricted stock and an additional bonus. The total impact of these payments on the Company's earnings for fiscal 2008 was $2,503,000 before taxes which is included in selling, general, and administrative expense primarily in the three months ending December 31, 2007. On December 5, 2007, the Company's Board of Directors elected John D. Baker II to succeed Mr. Anderson as President and Chief Executive Officer.

The following tables detail the expense incurred and payments made (in thousands):

Expenses
Additional bonus paid                                $2,125
Repurchase of vested options and stock at 20 day
 average market value per agreement which exceeded
 the closing price on the date of repurchase            162
Accelerated vesting of options                          180
Accelerated vesting of restricted stock                  36
Total expense ($2,371 in quarter ending 12/31/07)    $2,503

Payments
Total expense                                        $2,503
Previously accrued benefit MSP Retirement Plan        1,331
Gain on vested stock options repurchased                999
Restricted shares vested 1/1/08 repurchased              18
Total payments                                       $4,851



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

The Company's results during the second quarter and first half of fiscal 2008 were adversely affected by higher fuel expenses and decreased demand for hauling of construction materials.

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity, Vulcan's sales from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Mid-Atlantic area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.


Comparative Results of Operations for the Three Months Ended March 31, 2008 and 2007

Consolidated Results. - Net income for the second quarter of fiscal 2008 was $626,000, a decrease of $1,971,000 compared to net income of $2,597,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2008 were $0.20 compared to $0.83 in the second quarter of fiscal 2007. The transportation segment was negatively impacted in the second quarter of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations. The second quarter of fiscal 2007 benefited from gains on equipment sales and reductions of estimated prior year retained loss reserves.


Transportation Results
                                     Three Months Ended March
(dollars in thousands)             ___2008     %      2007     %_

Transportation revenue             $ 28,716   83%    28,904   89%
Fuel surcharges                       6,022   17%     3,684   11%

Revenues                             34,738  100%    32,588  100%

Compensation and benefits            12,662   36%    12,632   39%
Fuel expenses                         9,563   28%     6,894   21%
Insurance and losses                  3,246    9%     2,064    6%
Depreciation expense                  2,249    7%     2,277    7%
Other, net                            3,813   11%     3,143   10%

Cost of operations                   31,533   91%    27,010   83%

Gross profit                       $  3,205    9%     5,578   17%


Transportation segment revenues were $34,738,000 in the second quarter of 2008, an increase of $2,150,000 over the same quarter last year. Excluding fuel surcharges, revenue per mile increased 3.2% over the same quarter last year. Decreased construction material freight demand and pricing softness from the downturn in housing pushed revenues down in the flatbed operation compared to the same quarter last year. Revenue miles in the current quarter were down 3.7% compared to the second quarter of 2007 due to reduced loads in the flatbed portion of the transportation segment.

The Transportation segment's cost of operations in the second quarter of 2008 increased as a percentage of revenue compared to the same quarter last year. Average fuel cost per gallon in the second quarter of 2008 increased 43% over the same period last year. This resulted in an increase in fuel cost of $331,000 in excess of the increase in fuel surcharge revenue in the flatbed portion. Insurance and losses increased $1,182,000 primarily due the same quarter last year including a reduction of expense for changes in estimated prior year retained loss reserves as of March 31, 2007 versus estimates as of September 30, 2006 as calculated by a third-party actuary. Other expense increased $670,000 due to $295,000 higher gains on equipment sales the same quarter last year along with an increase of $344,000 in vehicle tires and maintenance.


Real Estate Results
                                    Three Months Ended March 31
(dollars in thousands)             ___2008     %      2007     %_

Royalties and rent                 $  2,001   32%     1,526   27%
Developed property rentals            4,349   68%     4,042   73%

Total Revenue                         6,350  100%     5,568  100%

Mining and land rent expenses           959   15%       450    8%
Developed property expenses           2,543   40%     2,273   41%

Cost of Operations                    3,502   55%     2,723   49%

Gross profit                       $  2,848   45%     2,845   51%


Real Estate segment revenues for the second quarter of fiscal 2008 were $6,350,000, an increase of $782,000 or 14.0% over the same quarter last year. Lease revenue from developed properties increased $307,000 or 7.6%, due to an increase in occupied square footage, higher rental rates on new leases, and increased revenue from reimbursed real estate taxes. Royalties and rent increased $475,000 or 31.1% despite reduced tons mined because of an increase of $54,000 in revenues from timber harvesting, revenue of $262,000 for reimbursement of higher real estate taxes, and increases in minimum rent requirements effective in August 2007 and October 2007 pursuant to terms contained in several mining leases.

Real estate segment expenses increased $779,000 to $3,502,000 during the second quarter of fiscal 2008 compared to $2,723,000 for the same quarter last year. Expenses related to developed properties increased as a result of new building additions, increased real estate tax assessments, and increased staffing to facilitate continuing portfolio expansion. Expenses related to mining properties increased $509,000 primarily due to increased real estate tax assessments.


Consolidated Results

Gross Profit - Consolidated gross profit was $6,053,000 in the second quarter of fiscal 2008, a decrease of $2,370,000 or 28.1% compared to $8,423,000 in the same period last year. Gross profit in the transportation segment decreased $2,373,000 or 42.5% due to the increase in cost of operations along with decreased freight demand, resulting in reduced revenue miles and lower pricing in the flatbed portion. Gross profit in the real estate segment increased $3,000 or 0.1% from the second quarter 2007, due to higher rental rates on new leases and $54,000 increased gross profit from timber harvesting offset by increased real estate taxes that could not be billed to tenants.

Selling, general and administrative expense - Selling, general and administrative expenses increased $450,000 over the same quarter last year. The current quarter includes a $132,000 accrual of retirement benefits for the Company's previous President and CEO. Estimated allowance for doubtful accounts expense increased $85,000 primarily due to inclusion in the prior year of a reversal of prior accruals. Audit and legal fees increased $93,000 due to various projects. Stock compensation expense excluding amounts associated with the Company's prior President and CEO decreased $66,000. During the quarter a corporate aircraft was purchased increasing expense $62,000.
Donations increased $65,000 due to donations made earlier than the same donations were made in the prior year. Payroll taxes increased $44,000 due to stock option exercises.

Interest expense - Interest expense increased $488,000 over the same quarter last year due to interest on new mortgage debt and $295,000 of capitalized interest in the prior year quarter.

Income taxes - Income tax expense decreased $1,098,000 over the same quarter last year due to reduced earnings partially offset by $70,000 of tax expense related to a permanent tax difference on surrender of a policy on the life of the previous CEO that the Company owned.

Net income - Net income for the second quarter of fiscal 2008 was $626,000, a decrease of $1,971,000 compared to net income of $2,597,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2008 were $0.20 compared to $0.83 in the second quarter of fiscal 2007. The transportation segment was negatively impacted in the second quarter of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations. The second quarter of fiscal 2007 benefited from gains on equipment sales and reductions of estimated prior year retained loss reserves.



Comparative Results of Operations for the Six Months Ended March 31,
2008 and 2007

Consolidated Results. - Net income for the first six months of fiscal 2008 was $2,031,000, a decrease of $2,726,000 compared to net income of $4,757,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2008 were $0.65 compared to $1.53 in the first six months of fiscal 2007. Net income for the first six months of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,460,000, net of income tax benefits, for the Company's previous President and CEO, whose retirement was effective February 6, 2008. The transportation segment was negatively impacted in the first six months of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations. The first six months of fiscal 2007 benefited from gains on equipment sales and reductions of estimated prior year retained loss reserves.


Transportation Results
                                     Six Months Ended March 31
(dollars in thousands)             ___2008     %      2007     %_

Transportation revenue             $ 56,477   83%    56,793   88%
Fuel surcharges                      11,180   17%     7,519   12%

Revenues                             67,657  100%    64,312  100%

Compensation and benefits            25,285   37%    24,736   38%
Fuel expenses                        17,910   26%    13,638   21%
Insurance and losses                  6,519   10%     4,939    8%
Depreciation expense                  4,470    7%     4,560    7%
Other, net                            7,485   11%     6,266   10%

Cost of operations                   61,669   91%    54,139   84%

Gross profit                       $  5,988    9%    10,173   16%


Transportation segment revenues were $67,657,000 in the first six months of 2008, an increase of $3,345,000 over the same period last year. Excluding fuel surcharges, revenue per mile increased 2.6% over the same period last year. Decreased construction material freight demand and pricing softness from the downturn in housing pushed revenues down in the flatbed operation compared to the same period last year. Revenue miles in the first six months of fiscal 2008 were down 3.4% compared to the first six months of fiscal 2007 due to reduced loads in the flatbed portion of the transportation segment.

The Transportation segment's cost of operations in the first six months of 2008 increased as a percentage of revenue compared to the same period last year. Average fuel cost per gallon in the first six months of 2008 increased 38% over the same period last year. This resulted in an increase in fuel cost of $611,000 in excess of the increase in fuel surcharge revenue in the flatbed portion. Insurance and losses increased $1,580,000 primarily due to the same period last year including a reduction of expense for changes in estimated prior year retained loss reserves as of March 31, 2007 versus estimates as of September 30, 2006 as calculated by a third-party actuary along with a $357,000 of prior year insurance costs recorded in the three months ended December 31, 2006. Other expense increased $1,219,000 due to $750,000 higher gains on equipment sales over the same period last year along with an increase of $501,000 in vehicle tires and maintenance.

Real Estate Results
                                     Six Months Ended March 31
(dollars in thousands)             ___2008     %      2007     %_

Royalties and rent                 $  3,977   31%     3,128   29%
Developed property rentals            8,654   69%     7,840   71%

Total Revenue                        12,631  100%    10,968  100%

Mining and land rent expenses         1,524   12%       846    8%
Developed property expenses           4,819   38%     4,413   40%

Cost of Operations                    6,343   50%     5,259   48%

Gross profit                       $  6,288   50%     5,709   52%

Real Estate segment revenues for the first six months of fiscal 2008 were $12,631,000, an increase of $1,663,000 or 15.2% over the same period last year. Lease revenue from developed properties increased $814,000 or 10.4%, due to an increase in occupied square footage along with higher rental rates on new leases. Royalties and rent increased $849,000 or 27.1% despite reduced tons mined because of an increase of $365,000 in revenues from timber harvesting, revenue of $262,000 for reimbursement of higher real estate taxes, and increases in minimum rent requirements effective in August 2007 and October 2007 pursuant to terms contained in several mining leases.

Real estate segment expenses increased $1,084,000 to $6,343,000 during the first six months of fiscal 2008 compared to $5,259,000 for the same period last year. Expenses related to developed properties increased as a result of new building additions, increased real estate tax assessments, and increased staffing to facilitate continuing portfolio expansion. Expenses related to mining properties increased $678,000 primarily due to increased real estate tax assessments.

Consolidated Results

Gross Profit - Consolidated gross profit was $12,276,000 in the first six months of fiscal 2008, a decrease of $3,606,000 or 22.7% compared to $15,882,000 in the same period last year. Gross profit in the transportation segment decreased $4,185,000 or 41.1% due to the increase in cost of operations along with decreased freight demand, resulting in reduced revenue miles and lower pricing in the flatbed portion. Gross profit in the real estate segment increased $579,000 or 10.1% from the first six months 2007, due to higher rental rates on new leases and $365,000 increased gross profit from timber harvesting offset by increased real estate taxes that could not be billed to tenants.

Selling, general and administrative expense - Selling, general and administrative expenses increased $2,779,000 over the same period last year. The current year includes $2,503,000 accrual of retirement benefits for the Company's previous President and Chief Executive Officer. Estimated allowance for doubtful accounts expense increased $89,000 primarily due to the inclusion in the prior year of a reversal of prior accruals. Audit and legal fees increased $100,000 due to various projects. Stock compensation expense excluding amounts associated with the Company's prior President and CEO decreased $97,000. During the quarter a corporate aircraft was purchased increasing expense $62,000. Donations increased $65,000 due to donations made earlier than the same donations were made in the prior year. Payroll taxes increased $45,000 due to stock option exercises.

Gain from condemnation of land - Gain from condemnation of land was $2,507,000 in the first six months of fiscal 2008 resulting from the taking by the Virginia Department of Transportation ("VDOT") of 28 acres on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000, representing VDOT's estimate of the fair market value of the property. The Prince William County Property was purchased in December 2005 and the cost of the 28 acres taken by VDOT was $3,353,000.

Interest expense - Interest expense increased $977,000 over the same period last year due to interest on new mortgage debt and $553,000 of capitalized interest in the same period last year.

Income taxes - Income tax expense decreased $1,606,000 over the same period last year due to reduced earnings partially offset by $70,000 of tax expense related to a permanent tax difference on surrender of a policy on the life of the previous CEO that the Company owned.

Net income - Net income for the first six months of fiscal 2008 was $2,031,000, a decrease of $2,726,000 compared to net income of $4,757,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2008 were $0.65 compared to $1.53 in the first six months of fiscal 2007. Net income for the first six months of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,541,000, net of income tax benefits, for the Company's previous President and CEO, whose retirement is effective February 6, 2008. The transportation segment was negatively impacted in the first six months of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations. The first six months of fiscal 2007 benefited from gains on equipment sales and prior period insurance recoveries.

Liquidity and Capital Resources. For the first six months of fiscal 2008, the Company used cash provided by operating activities of $6,881,000, proceeds from the sale of plant, property and equipment of $460,000, proceeds from the exercise of employee stock options of $810,000, excess tax benefits from the exercise of stock options of $527,000 and cash balances to purchase $20,606,000 in property and equipment, to invest $350,000 in the Brooksville Joint Venture, to make $1,850,000 scheduled payments on long-term debt and to repurchase Company stock for $4,388,000. Cash decreased $18,516,000.

Cash flows from operating activities for the first six months of fiscal 2008 were $1,275,000 lower than the same period last year. The Company made cash payments of retirement benefits to the Company's prior President and CEO of $4,851,000 during the second quarter of fiscal 2008. Cash payments on accounts payable and other current liabilities were $3,368,000 lower than the same period last year primarily due to the timing of payment of equipment and materials.
The transportation segment was negatively impacted in the second quarter of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations.

Cash flows used in investing activities for the first six months of fiscal 2008 were $9,238,000 higher than the same period last year primarily due to $3,395,000 for the purchase of a corporate aircraft and $4,333,000 for the purchase of 118 acres in Carroll County, Maryland for future warehouse/office development along with higher construction levels on the on the remainder of the portfolio.

Cash flows from financing activities for the first six months of fiscal 2008 were $8,207,000 lower than the same period last year due to repurchase of Company stock of $4,388,000, an increase of $585,000 in mortgage payments, and the prior year including $3,268,000 of borrowings under the revolving credit agreement.

The Company has a $37,000,000 revolving credit agreement (the
Revolver) which had a zero balance as of March 31, 2008. The Revolver contains restrictive covenants including limitations on paying cash dividends. Under these restrictions, as of March 31, 2008, approximately $20,500,000 was available for borrowing. The Revolver will expire on December 31, 2009.

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

The Company had $17,181,000 of irrevocable letters of credit outstanding as of March 31, 2008. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods unless notified by the issuing bank not less than thirty days before the expiration date. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended, the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first six months of fiscal 2008 the Company repurchased 55,509 shares for $4,388,000. As of March 31, 2008, $5,625,000 was authorized to repurchase the Company's common stock. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $1,150,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

The Virginia Department of Transportation took title to 28 acres of the Company's land on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000. The Company received these funds in April 2008. A portion of these funds that were receivable were used to purchase replacement property in March and the Company intends to use the balance of the funds for general corporate purposes until the Company identifies and purchases replacement property under IRS involuntary conversion rules.

On May 07, 2008, the Company's tank line subsidiary entered into an agreement to sell approximately 1.5 acres of land located in Escambia County, Florida for $2,375,000. The contract is subject to a 120 day due diligence period during which the buyer may cancel the contract for any reason. If the contract closes in accordance with its terms, the Company would recognize a gain of approximately $2,327,000 before income taxes. The Company estimates the after-tax gain from the sale would be $1,433,000, or approximately $.46 per diluted share. The sale would not affect the Company's tank line operations as the Company would relocate its truck terminal to another site in the area.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $216,000 reduction in the net liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of October 1, the Company had a liability for unrecognized tax benefits of $537,000, which is included in income taxes payable. If recognized, $337,000 of unrecognized tax benefits would impact the Company's effective tax rate. Interest and penalties of $200,000 has been reflected as a component of the total liability. It is the Company's policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes. For the six months ended March 31, 2008, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months. The Company files income tax returns in the U.S. and various states which are subject to audit for up to five years after filing.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS 157 will require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgage notes payable but will not have a material impact on the consolidated financial results of the Company.

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

The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for the Florida Rock Division of Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan. In April 2008, Vulcan divested two aggregate mining properties leased from the Company to a competitor. Those properties represented $209,000 in royalties for the six months ended March 31, 2008. The Company also outsourced certain administrative functions to Vulcan. The cost of these administrative functions was $44,000 and $96,000 for the six months ended March 31, 2008 and 2007, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now Vulcan) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have an obligation to fund capital contributions of up to $2 million. Capital contributions of $850,000 have been made by each party as of March 31, 2008. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ended March 31, 2008 includes a loss of $14,000 representing the Company's equity in the loss of the joint venture.

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

The Company's real estate development business continues to expand its portfolio of warehouse-office products consistent with maintaining a watchful eye on national and regional economic health. The Company is evaluating alternative proposals from residential developers in an effort to obtain a Planned Unit Development and Record Plat along with the eventual disposition of the 62 developable acre residential portion of Windlass Run, located in southeastern Baltimore County, Maryland.

The Company has a rezoning application before the Zoning Commission of the District of Columbia for its 5.8 acre undeveloped site currently leased on the Anacostia River in Washington, D.C. This tract is adjacent to the new Washington Nationals Baseball Stadium. If the rezoning application is granted, the Company would be permitted to develop up to 545,800 square feet of commercial use and an additional 569,600 square feet for residential use. At a March 20, 2008 hearing, the Company received approval for Proposed Action subject to a review by the National Capital Planning Commission (NCPC) and final approval by the Zoning Commission. The NCPC reviewed the proposed development plan at its meeting on May 1, 2008 and agreed that the proposed project was not inconsistent with the Federal interests there by finding no objection to the Zoning Commission taking Final Action to approve the zoning application at a meeting expected in the third or fourth quarter of Fiscal year 2008.

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

As of March 31, 2008, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

During the second quarter of fiscal 2008, management implemented measures to enhance its disclosure controls and procedures by expanding the scope of its disclosure committee meetings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
January 1
through
January 31         0      $       0            0      $ 3,490,000

February 1
through
February 29     55,509    $   79.05       38,309      $ 5,625,000

March 1
through
March 31             0    $       0            0      $ 5,625,000

Total           55,509    $   79.05       38,309

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.

(2) In addition to the purchases under the authorizations in December, 2003 and February 19, 2007 there was a repurchase of 17,200 shares underlying vested stock options and stock from the Company's previous President and Chief Executive Officer in connection with his retirement.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 6, 2008, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown:

                      Term       Votes     Votes      Broker/
                      Ending     For       Withheld   Non-Votes
John D. Baker II      2012       2,758,818  185,126      -
Luke E. Fichthorn III 2012       2,760,275  183,669      -
H.W. Shad III         2012       2,928,136   15,808      -

The directors whose terms of office as director have continued after the meeting are John E. Anderson, Edward L. Baker, Thompson S. Baker II, Charles E. Commander III, Robert H. Paul III, Martin E. Stein, Jr., and James H. Winston.

In addition, the shareholders ratified the appointment by the Audit Committee of Hancock Askew & Co., LLP as the company's independent auditors for fiscal year 2008 by the vote shown:

Votes for:	2,943,018
Votes against:	      455
Abstaining:	      470

Item 6.  EXHIBITS

(a)	Exhibits. The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 27.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2008             PATRIOT TRANSPORTATION HOLDING, INC.


                           John D. Baker II
                           John D. Baker II
                           President and Chief Executive
                            Officer


                           Ray M. Van Landingham
                           Ray M. Van Landingham
                           Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
EXHIBIT INDEX



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