Form 10-Q
period 2008-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2008-08-08
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

						or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-26115

	     PATRIOT TRANSPORTATION HOLDING, INC.
	(Exact name of registrant as specified in its charter)

              Florida                         59-2924957
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2008:
3,033,375 shares of $.10 par value common stock.



PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008


CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  23

Item 4.  Controls and Procedures                                      24


Part II.  Other Information

Item 1A. Risk Factors                                                 25

Item 6.  Exhibits                                                     25

Signatures                                                            26

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               28

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              31




Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; levels of construction activity in the markets served by our mining properties and our flatbed trucking subsidiary; the impact of fuel prices on our costs and on overall demand for petroleum products in our markets; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore/Washington and Dulles Airport areas; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                     June 30,    September 30,
Assets                                                  2008             2007
Current assets:
 Cash and cash equivalents                          $ 15,916           26,944
 Accounts receivable (including related party of
  $338 and $308 and net of allowance for doubtful
  accounts of $240 and $207, respectively)            12,460           10,983
 Inventory of parts and supplies                         951              743
 Deferred income taxes                                 1,063              455
 Prepaid tires on equipment                            2,046            2,028
 Prepaid taxes and licenses                              235            1,652
 Prepaid insurance                                     1,141            1,601
 Prepaid expenses, other                                 111               80
  Total current assets                                33,923           44,486

Property, plant and equipment, at cost               302,591          282,277
Less accumulated depreciation and depletion           97,594           89,754
  Net property, plant and equipment                  204,997          192,523

Real estate held for investment, at cost               1,229            1,274
Investment in joint venture                            6,305            5,904
Goodwill                                               1,087            1,087
Unrealized rents                                       3,131            2,589
Other assets                                           4,713            5,667
Total assets                                        $255,385          253,530

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  6,753            5,408
 Federal and state income taxes payable                  403              702
 Accrued payroll and benefits                          5,061            5,202
 Accrued insurance reserves                            4,269            4,119
 Accrued liabilities, other                              779            1,035
 Long-term debt due within one year                    3,953            3,762
  Total current liabilities                           21,218           20,228

Long-term debt                                        77,183           80,172
Deferred income taxes                                 17,155           15,274
Accrued insurance reserves                             4,562            4,562
Other liabilities                                      1,544            2,833
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,033,375 and 3,051,064 shares issued
  and outstanding, respectively                          303              305
 Capital in excess of par value                       34,084           32,154
 Retained earnings                                    99,310           98,087
 Accum. other comprehensive income (loss), net            26              (85)
  Total shareholders' equity                         133,723          130,461

Total liabilities and shareholders' equity          $255,385          253,530
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                          THREE MONTHS       NINE MONTHS
                                         ENDED JUNE 30,     ENDED JUNE 30,
                                          2008     2007      2008     2007

Revenues:
  Transportation                        $39,990   34,107  $107,647   98,419
  Real estate                             6,071    5,524    18,702   16,492
Total revenues (including revenue
 from related parties of $1,964,
 2,152, 6,198 and $6,239, respectively)  46,061   39,631   126,349  114,911

Cost of operations:
  Transportation                         34,417   29,312    96,086   83,451
  Real estate                             3,016    2,525     9,359    7,784
Total cost of operations                 37,433   31,837   105,445   91,235

Gross profit:
  Transportation                          5,573    4,795    11,561   14,968
  Real estate                             3,055    2,999     9,343    8,708
Total gross profit                        8,628    7,794    20,904   23,676

Selling, general and administrative
 expense (including expenses paid to a
 related party of $0, $48, $44, and
 $143, respectively)                      3,325    2,933    12,367    9,196

Operating profit                          5,303    4,861     8,537   14,480

Gain on condemnation of land                  -        -     2,507        -
Interest income and other                   296       13       788       69
Equity in loss of joint venture              (6)     (27)      (20)    (128)
Interest expense                         (1,353)    (868)   (4,101)  (2,639)

Income before income taxes                4,240    3,979     7,711   11,782
Provision for income taxes               (1,466)  (1,553)   (2,906)  (4,599)

Net income                             $  2,774    2,426  $  4,805    7,183

Earnings per common share:
  Basic                                $    .92      .80  $   1.58     2.38
  Diluted                              $    .89      .77  $   1.54     2.30

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share        3,024    3,035     3,034    3,016
  -diluted earnings per common share      3,114    3,142     3,130    3,125

See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (In thousands)
                                    (Unaudited)
                                                              2008      2007

Cash flows from operating activities:
 Net income                                                $ 4,805     7,183
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                 10,907    10,615
   Deferred income taxes                                     1,273       887
   Equity in loss of joint venture                              20       128
   Gain on sale of equipment and real estate                  (418)   (1,035)
   Gain on condemnation of land                             (2,507)        -
   Stock-based compensation                                    943       945
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (1,477)    1,158
    Inventory of parts and supplies                           (208)      173
    Prepaid expenses and other current assets                1,828       184
    Other assets                                                 -      (606)
    Accounts payable and accrued liabilities                 1,098    (2,327)
    Income taxes payable                                       (83)      326
    Long-term insurance reserves and other long-term
     liabilities                                            (1,289)     (416)

Net cash provided by operating activities                   14,892    17,215

Cash flows from investing activities:
 Purchase of transportation group property and equipment   (10,330)   (6,051)
 Purchase of real estate group property and equipment      (16,096)   (6,014)
 Investment in joint venture                                  (425)   (3,368)
 Proceeds from the sale of property, plant and equipment     6,542     1,366

Net cash used in investing activities                      (20,309)  (14,067)

Cash flows from financing activities:
 Net decrease in revolving debt                                  -    (2,126)
 Repayment of long-term debt                                (2,798)   (1,916)
 Repurchase of Company stock                                (4,388)        -
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              614       644
 Exercise of employee stock options                            961       957

Net cash used in financing activities                       (5,611)   (2,441)

Net (decrease) increase in cash and cash equivalents       (11,028)      707
Cash and cash equivalents at beginning of period            26,944       154
Cash and cash equivalents at end of the period            $ 15,916       861

During the quarter ended December 31, 2007 the Company recorded a non-cash transaction for accounts receivable from condemnation in the amount of $5,860. The condemnation proceeds were received in April 2008.

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2008
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2007.

(2) Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $216,000 reduction in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of October 1, the Company had a liability for unrecognized tax benefits of $537,000, which is included in income taxes receivable, net. If recognized, $337,000 of unrecognized tax benefits would impact the Company's effective tax rate. Interest and penalties of $200,000 has been reflected as a component of the total liability. It is the Company's policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes. For the three and nine months ended June 30, 2008, there was a reduction of $165,000 to the total amount of unrecognized tax benefits. The Company expects a decrease in the liability of up to $135,000 for uncertain tax positions during the next 12 months. The Company files income tax returns in the U.S. and various states which are subject to audit for up to five years after filing.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                              Three Months ended      Nine months ended
                                  June 30,___             June 30,_____
                               2008        2007       2008        2007

Revenues:
   Transportation           $ 39,990      34,107    107,647      98,419
   Real estate                 6,071       5,524     18,702      16,492
                            $ 46,061      39,631    126,349     114,911
Operating profit
   Transportation           $  3,318       2,600      4,940       8,452
   Real estate                 3,055       2,999      9,343       8,708
   Corporate expenses         (1,070)       (738)    (5,746)     (2,680)
                            $  5,303       4,861      8,537      14,480



Identifiable assets                           June 30,  September 30,
                                                2008         2007


   Transportation                            $ 56,196       56,101
   Real estate                                178,234      168,587
   Cash items                                  15,916       26,944
   Unallocated corporate assets                 5,039        1,898
                                             $255,385      253,530

(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):
                                              June 30,  September 30,
                                                2008         2007
     5.6% to 8.6% mortgage notes
       due in installments through 2027        81,136       83,934
     Less portion due within one year           3,953        3,762
                                             $ 77,183       80,172

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement (the Revolver) with four banks which is scheduled to terminate on December 31, 2009. The Revolver currently bears interest at a rate of 1.25% over the selected LIBOR and may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined in the Revolver. A commitment fee of 0.2% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains restrictive covenants including limitations on borrowing ability and on paying cash dividends. Under these restrictions, as of June 30, 2008, approximately $25,000,000 was available for borrowing. The Company is in compliance with all restrictive covenants as of June 30, 2008. No amounts were outstanding as of June 30, 2008 and September 30, 2007.

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

The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for the Florida Rock Division of Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan. The Company also outsourced certain administrative functions to Vulcan. The cost of these administrative functions was $44,000 and $143,000 for the nine months ended June 30, 2008 and 2007, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now Vulcan) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP which both have an obligation to fund capital contributions of up to $2 million. Capital contributions of $925,000 have been made by each party as of June 30, 2008. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2008 includes a loss of $20,000 representing the Company's equity in the loss of the joint venture.

(6) Earnings per common share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):


                                         THREE MONTHS         NINE MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
                                       2008       2007      2008       2007
Weighted average common shares
 outstanding during the
 period - shares used for
 basic earnings per share              3,024      3,035     3,034      3,016

Common shares issuable under
 share based payment plans
 which are potentially dilutive           90        107        96        109
Common shares used for diluted
 earnings per share                    3,114      3,142     3,130      3,125

Net income                           $ 2,774      2,426     4,805      7,183
Earnings per common share
 Basic                               $   .92        .80      1.58       2.38
 Diluted                             $   .89        .77      1.54       2.30


For the three and nine months ended June 30, 2008, 10,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30 2007, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the three and nine months ended June 30, 2008 and 2007, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.


(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2007, the Company's stock-based compensation plans permit the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 262,400 at June 30, 2008.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                 Three Months ended    Nine months ended
                                      June 30,_  _          June 30,  _
                                  2008       2007      2008        2007

Stock options issued prior
 to 123R adoption              $    60        132       226         394
Stock options issued after
 123R adoption                       4          -         4           -
Restricted stock awards
 granted in 2006                    51         54       156         167
Annual Director stock award          -          -       395         388
Shares repurchased in connection
 with previous CEO retirement        -          -       162           -
Modification to accelerate
 prior awards made in
 connection with CEO retirement      -          -       216           -
                                   115        186     1,159         949
Deferred income tax benefit         44         71       444         364
Stock compensation net of tax  $    71        115       715         585


A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2007     266,611     $31.42       5.9
  Granted                10,000     $86.24               $   369
  Exercised              33,820     $28.37               $   479
  Forfeited               5,000     $43.50
Outstanding at
 June 30, 2008          237,791     $33.90       5.3     $ 4,010
Exercisable at
 June 30, 2008          207,391     $30.56       5.0     $ 3,237
Vested during
 nine months ended
 June 30, 2008           38,500                          $   582

The aggregate intrinsic value of exercisable in-the-money options was $10,254,000 and the aggregate intrinsic value of all outstanding options was $10,962,000 based on the market closing price of $80.00 on June 30, 2008 less exercise prices. Gains of $2,036,000 were realized by option holders during the nine months ended June 30, 2008. The realized tax benefit from options exercised for the nine months ended June 30, 2008 was $781,000. Total compensation cost of options granted but not yet vested as of June 30, 2008 was $694,000, which is expected to be recognized over a weighted-average period of 2.9 years. The first quarter of fiscal 2008 included stock compensation expense of $183,000 related to the modification to accelerate the vesting of 4,000 shares in connection with the retirement benefits for John E. Anderson, the Company's previous President and CEO, whose retirement was effective February 6, 2008.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2007      10,800     $63.65       2.3
  Granted                     0                          $     0
  Vested                  3,600     $63.65               $   229
  Forfeited               1,000     $63.54
Outstanding at
 June 30, 2008            6,200     $63.67       1.5     $   395

Total compensation cost of restricted stock granted but not yet vested as of June 30, 2008 was $305,000 which is expected to be recognized over a weighted-average period of 1.5 years. The first quarter of fiscal 2008 included stock compensation expense of $36,000 related to the modification to accelerate the vesting of 400 shares in connection with retirement benefits for John E. Anderson, the Company's previous President and CEO, whose retirement was effective February 6, 2008.

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

(9) Customer Concentration. The transportation segment primarily serves customers in the petroleum and building and construction industries. Petroleum customers accounted for approximately 71% and building and construction customers accounted for approximately 29% of transportation segment revenues for the nine months ended June 30, 2008.

During the first nine months of fiscal 2008, the transportation segment's ten largest customers accounted for approximately 53.2% of the transportation segment's revenue. One of these customers accounted for 15.9% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $5,825,000 and $4,242,000 at June 30, 2008 and 2007 respectively.

(10) CEO Retirement. On December 5, 2007, the board of directors approved certain retirement benefits for John E. Anderson, the Company's previous President and Chief Executive Officer effective February 6, 2008. Upon Mr. Anderson's retirement, the Company paid him $4,851,000 for his accrued benefit under the Management Security Plan, the fair value of his outstanding stock options and restricted stock and an additional bonus. The total impact of these payments on the Company's earnings for fiscal 2008 was $2,503,000 before taxes which is included in selling, general, and administrative expense primarily in the three months ending December 31, 2007. On December 5, 2007, the Company's Board of Directors elected John D. Baker II to succeed Mr. Anderson as President and Chief Executive Officer.

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


Comparative Results of Operations for the Three Months Ended June
30, 2008 and 2007

Consolidated Results. - Net income for the third quarter of fiscal 2008 was $2,774,000, an increase of $348,000 or 14.3% compared to net income of $2,426,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2008 were $0.89 compared to $0.77 in the third quarter of fiscal 2007. Increased revenue per mile in the transportation segment more than offset reduced demand for flatbed trucking services and high fuel expenses.


Transportation Results
                                     Three Months Ended June 30
(dollars in thousands)             ___2008     %      2007     %_

Transportation revenue             $ 31,212   78%    29,582   87%
Fuel surcharges                       8,778   22%     4,525   13%

Revenues                             39,990  100%    34,107  100%

Compensation and benefits            13,073   33%    12,755   37%
Fuel expenses                        11,994   30%     7,673   23%
Insurance and losses                  2,980    7%     2,769    8%
Depreciation expense                  2,307    6%     2,226    7%
Other, net                            4,063   10%     3,889   11%

Cost of operations                   34,417   86%    29,312   86%

Gross profit                       $  5,573   14%     4,795   14%


Transportation segment revenues were $39,990,000 in the third quarter of 2008, an increase of $5,883,000 over the same quarter last year. Revenue miles in the current quarter were down 2.6% compared to the third quarter of 2007 due to reduced loads in the flatbed portion of the transportation segment. Excluding fuel surcharges, revenue per mile increased 8.4% over the same quarter last year. In addition to general rate increases, a shift to new business in the flatbed division was a significant factor in this increase.

The Transportation segment's cost of operations in the third quarter of 2008 and 2007 were the same as a percentage of revenue. Compensation and benefits increased $318,000 or 2.5% compared to the same quarter last year due to pay increases and lower use of owner operators. Average fuel cost per gallon in the third quarter of 2008 increased 58% over the same period last year. This resulted in an increase in fuel cost of $68,000 in excess of the increase in fuel surcharge revenue primarily in the flatbed portion. Insurance and losses increased $211,000 primarily due the same quarter last year including a larger reduction of expense for changes in estimated retained loss reserves as of June 30 versus March 31 as calculated by a third-party actuary. Other expense increased $174,000 due primarily to an increase in expenses for vehicle tires and maintenance.


Real Estate Results
                                    Three Months Ended June 30
(dollars in thousands)             ___2008     %      2007     %_

Royalties and rent                 $  1,935   32%     1,699   31%
Developed property rentals            4,136   68%     3,825   69%

Total Revenue                         6,071  100%     5,524  100%

Mining and land rent expenses           788   13%       393    7%
Developed property expenses           2,228   37%     2,132   39%

Cost of Operations                    3,016   50%     2,525   46%

Gross profit                       $  3,055   50%     2,999   54%


Real Estate segment revenues for the third quarter of fiscal 2008 were $6,071,000, an increase of $547,000 or 9.9% over the same quarter last year. Lease revenue from developed properties increased $311,000 or 8.1%, due to an increase in occupied square footage, higher rental rates on new leases, and increased revenue from reimbursed real estate taxes. Royalties and rent increased $236,000 or 13.9% due to increased reimbursements for real estate taxes and higher tons sold.

Real estate segment expenses increased $491,000 to $3,016,000 during the third quarter of fiscal 2008 compared to $2,525,000 for the same quarter last year. Expenses related to developed properties increased as a result of new building additions, increased real estate tax assessments, and increased staffing to facilitate continuing portfolio expansion. Mining and land rent expenses increased $395,000 primarily due to increased real estate tax assessments.


Consolidated Results

Gross Profit - Consolidated gross profit was $8,628,000 in the third quarter of fiscal 2008, an increase of $834,000 or 10.7% compared to $7,794,000 in the same period last year. Gross profit in the transportation segment increased $778,000 or 16.2% as increased revenue per mile more than offset reduced demand for flatbed trucking services and high fuel expenses. Gross profit in the real estate segment increased $56,000 or 1.9% from the third quarter 2007, due to higher rental rates on new leases offset by increased real estate taxes that could not be billed to tenants.

Selling, general and administrative expense - Selling, general and administrative expenses increased $392,000 over the same quarter last year. During the second quarter a corporate aircraft was purchased increasing expense in the third quarter $247,000. Payroll and payroll taxes increased $247,000 due to amounts paid to the Company's prior CFO who retired June 16, 2008 along with additional staffing and payroll taxes on stock option exercises. Stock compensation expense decreased $71,000 due to reduced stock based compensation grants in recent years. Donations decreased $49,000 for the quarter as a result of the timing of such payments.

Interest expense - Interest expense increased $485,000 over the same quarter last year due to interest on mortgage debt incurred July 2007 and $229,000 of capitalized interest in the prior year quarter.

Income taxes - Income tax expense decreased $87,000 over the same quarter last year due to a $165,000 reduction of liability for unrecognized tax benefits and $24,000 in other favorable adjustments partially offset by increased earnings.

Net income - Net income for the third quarter of fiscal 2008 was $2,774,000, an increase of $348,000 or 14.3% compared to net income of $2,426,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2008 were $0.89 compared to $0.77 in the third quarter of fiscal 2007. Increased revenue per mile in the transportation segment more than offset reduced demand for flatbed trucking services and high fuel expenses.


Comparative Results of Operations for the Nine months Ended June 30,
2008 and 2007

Consolidated Results. - Net income for the first nine months of fiscal 2008 was $4,805,000, a decrease of $2,378,000 compared to net income of $7,183,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2008 were $1.54 compared to $2.30 in the first nine months of fiscal 2007. Net income for the first nine months of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,541,000, net of income tax benefits, for the Company's previous President and CEO, whose retirement was effective February 6, 2008. The transportation segment was negatively impacted in the first nine months of fiscal 2008 by reduced demand for flatbed trucking services and high fuel expenses. The first nine months of fiscal 2007 benefited from gains on equipment sales and reductions of estimated prior year retained loss reserves.


Transportation Results
                                     Nine months Ended June 30
(dollars in thousands)             ___2008     %      2007     %_

Transportation revenue             $ 87,689   81%    86,375   88%
Fuel surcharges                      19,958   19%    12,044   12%

Revenues                            107,647  100%    98,419  100%

Compensation and benefits            38,359   35%    37,491   38%
Fuel expenses                        29,904   28%    21,311   22%
Insurance and losses                  9,498    9%     7,708    8%
Depreciation expense                  6,777    6%     6,786    7%
Other, net                           11,548   11%    10,155   10%

Cost of operations                   96,086   89%    83,451   85%

Gross profit                       $ 11,561   11%    14,968   15%


Transportation segment revenues were $107,647,000 in the first nine months of 2008, an increase of $9,228,000 over the same period last year. Revenue miles in the first nine months of fiscal 2008 were down 3.1% compared to the first nine months of fiscal 2007 due to reduced loads in the flatbed portion of the transportation segment. Excluding fuel surcharges, revenue per mile increased 5.3% over the same period last year. In addition to general rate increases the addition of new business in the flatbed division during the third quarter was a significant factor in this increase. Until the third quarter decreased construction material freight demand and pricing softness from the downturn in housing pushed revenues down in the flatbed operation compared to the same period last year.

The Transportation segment's cost of operations in the first nine months of 2008 increased as a percentage of revenue compared to the same period last year. Compensation and benefits increased $868,000 or 2.3% compared to the same quarter last year due to pay increases and lower use of owner operators. Average fuel cost per gallon in the first nine months of 2008 increased 41% over the same period last year. This resulted in an increase in fuel cost of $679,000 in excess of the increase in fuel surcharge revenue in the flatbed portion. Insurance and losses increased $1,790,000 primarily due to the same period last year including a reduction of expense for changes in estimated prior year retained loss reserves as of June 30, 2007 along with a $357,000 of prior year insurance recoveries recorded in the three months ended December 31, 2006. Other expense increased $1,393,000 due to $752,000 higher gains on equipment sales the same period last year along with an increase of $708,000 in vehicle tires and maintenance.

Real Estate Results
                                     Nine months Ended June 30
(dollars in thousands)             ___2008     %      2007     %_

Royalties and rent                 $  5,912   32%     4,827   29%
Developed property rentals           12,790   68%    11,665   71%

Total Revenue                        18,702  100%    16,492  100%

Mining and land rent expenses         2,312   12%     1,239    7%
Developed property expenses           7,047   38%     6,545   40%

Cost of Operations                    9,359   50%     7,784   47%

Gross profit                       $  9,343   50%     8,708   53%

Real Estate segment revenues for the first nine months of fiscal 2008 were $18,702,000, an increase of $2,210,000 or 13.4% over the same period last year. Lease revenue from developed properties increased $1,125,000 or 9.6%, due to an increase in occupied square footage along with higher rental rates on new leases. Royalties and rent increased $1,085,000 or 22.5% despite reduced tons mined because of an increase of $359,000 in revenues from timber harvesting, revenue of $383,000 for reimbursement of higher real estate taxes, and increases in royalties per ton.

Real estate segment expenses increased $1,575,000 to $9,359,000 during the first nine months of fiscal 2008 compared to $7,784,000 for the same period last year. Expenses related to developed properties increased $502,000 as a result of new building additions, increased real estate tax assessments, and increased staffing to facilitate continuing portfolio expansion. Mining and land rent expenses increased $1,073,000 primarily due to increased real estate tax assessments.


Consolidated Results

Gross Profit - Consolidated gross profit was $20,904,000 in the first nine months of fiscal 2008, a decrease of $2,772,000 or 11.7% compared to $23,676,000 in the same period last year. Gross profit in the transportation segment decreased $3,407,000 or 22.8% due to the increase in cost of operations along with decreased freight demand, resulting in reduced revenue miles in the flatbed portion. Gross profit in the real estate segment increased $635,000 or 7.3% from the first nine months 2007, due to higher rental rates on new leases and $359,000 increased gross profit from timber harvesting offset by increased real estate taxes that could not be billed to tenants.

Selling, general and administrative expense - Selling, general and administrative expenses increased $3,171,000 over the same period last year. The current year includes $2,503,000 accrual of retirement benefits for the Company's previous President and CEO. In March 2008, a corporate aircraft was purchased increasing expense $308,000. Payroll and payroll taxes increased $352,000 due to amounts paid to the Company's prior CFO who retired June 16, 2008 along with additional staffing and payroll taxes on stock option exercises. Estimated allowance for doubtful accounts expense increased $78,000 primarily due to the inclusion in the prior year of a reversal of prior accruals. Audit and legal fees increased $89,000 due to various projects. Stock compensation expense excluding amounts associated with the Company's prior President and CEO decreased $216,000 due to reduced stock based compensation grants in recent years.

Gain from condemnation of land - Gain from condemnation of land was $2,507,000 in the first nine months of fiscal 2008 resulting from the taking by the Virginia Department of Transportation ("VDOT") of 28 acres on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000, representing VDOT's estimate of the fair market value of the property. The Prince William County Property was purchased in December 2005 and the cost of the 28 acres taken by VDOT was $3,353,000.

Interest expense - Interest expense increased $1,462,000 over the same period last year due to interest on mortgage debt incurred July 2007 and $782,000 of capitalized interest in the same period last year.

Income taxes - Income tax expense decreased $1,693,000 over the same period last year due to reduced earnings, a $165,000 reduction of liability for unrecognized tax benefits, and $24,000 in other favorable adjustments, partially offset by $70,000 of tax expense related to a permanent tax difference on surrender of a policy on the life of the previous CEO that the Company owned.

Net income - Net income for the first nine months of fiscal 2008 was $4,805,000, a decrease of $2,378,000 compared to net income of $7,183,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2008 were $1.54 compared to $2.30 in the first nine months of fiscal 2007. Net income for the first nine months of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,541,000, net of income tax benefits, for the Company's previous President and CEO, whose retirement was effective February 6, 2008. The transportation segment was negatively impacted in the first nine months of fiscal 2008 by reduced demand for flatbed trucking services and high fuel expenses. The first nine months of fiscal 2007 benefited from gains on equipment sales and prior period insurance recoveries.


Liquidity and Capital Resources. For the first nine months of fiscal 2008, the Company used cash provided by operating activities of $14,892,000, proceeds from the sale of plant, property and equipment of $6,542,000, proceeds from the exercise of employee stock options of $961,000, excess tax benefits from the exercise of stock options of $614,000 and cash balances to purchase $26,426,000 in property and equipment, to invest $425,000 in the Brooksville Joint Venture, to make $2,798,000 scheduled payments on long-term debt and to repurchase Company stock for $4,388,000. Cash decreased $11,028,000.

Cash flows from operating activities for the first nine months of fiscal 2008 were $2,323,000 lower than the same period last year. The Company made cash payments of retirement benefits to the Company's prior President and CEO of $4,851,000 during the second quarter of fiscal 2008. Cash payments on accounts payable and other current liabilities were $3,425,000 lower than the same period last year primarily due to the timing of payments for equipment and materials. The transportation segment was negatively impacted in the third quarter of fiscal 2008 from continuing adverse demand, fuel expense and operating disruptions for the flatbed trucking operations.

Cash flows used in investing activities for the first nine months of fiscal 2008 were $6,242,000 higher than the same period last year primarily due to $3,395,000 for the purchase of a corporate aircraft and $4,333,000 for the purchase of 118 acres in Carroll County, Maryland for future warehouse/office development along with higher construction levels on the remainder of the portfolio.

Cash flows from financing activities for the first nine months of fiscal 2008 were $3,170,000 lower than the same period last year due to repurchase of Company stock of $4,388,000, an increase of $882,000 in mortgage payments, and the prior year including $2,126,000 of payments under the revolving credit agreement.

The Company has a $37,000,000 revolving credit agreement (the
Revolver) which had a zero balance as of June 30, 2008. The Revolver contains restrictive covenants including limitations on paying cash dividends. Under these restrictions, as of June 30, 2008, approximately $25,000,000 was available for borrowing. The Revolver will expire on December 31, 2009.

On July 31, 2007, the Company borrowed $36,000,000 from Prudential Insurance Company of America. The non-recourse mortgage loans fully amortize on a level term over 20 years and bear interest at a fixed rate of 5.74%. The loans are secured by seven developed properties with an aggregate net book value of $31,074,000 at June 30, 2007. A portion of the proceeds were used to repay balances outstanding under the Company's Revolver and the remaining proceeds will be used to fund new construction, purchase land for future development, and for general corporate purposes. Net interest expense for fiscal 2008 is expected to increase versus fiscal 2007 by approximately $1,100,000 due to lower capitalized interest and interest rates on mortgage debt exceeding short-term cash investments.

The Company had $17,909,000 of irrevocable letters of credit outstanding as of June 30, 2008. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended, the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first nine months of fiscal 2008 the Company repurchased 55,509 shares for $4,388,000. As of June 30, 2008, $5,625,000 was authorized for future repurchases of common stock. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $1,075,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

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


Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $216,000 reduction in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of October 1, the Company had a liability for unrecognized tax benefits of $537,000, which is included in income taxes receivable, net. If recognized, $337,000 of unrecognized tax benefits would impact the Company's effective tax rate. Interest and penalties of $200,000 has been reflected as a component of the total liability. It is the Company's policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes. For the three and nine months ended June 30, 2008, there was a reduction of $165,000 to the total amount of unrecognized tax benefits. The Company expects a decrease in the liability of up to $135,000 for uncertain tax positions during the next 12 months. The Company files income tax returns in the U.S. and various states which are subject to audit for up to five years after filing.

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

The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for the Florida Rock Division of Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan. In April 2008, Vulcan divested two of these quarry operations leased from the Company to competitors. Those properties generated $351,000 in royalties for the nine months ended June 30, 2008. The Company also outsourced certain administrative functions to Vulcan. The cost of these administrative functions was $44,000 and $143,000 for the nine months ended June 30, 2008 and 2007, respectively.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now Vulcan) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have an obligation to fund capital contributions of up to $2 million. Capital contributions of $925,000 have been made by each party as of June 30, 2008. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2008 includes a loss of $20,000 representing the Company's equity in the loss of the joint venture.


Summary and Outlook. The flatbed portion of the transportation segment continues to face poor freight demand from the housing downturn as well as high fuel expenses. During the third quarter of fiscal 2008, increased revenue per mile in the transportation segment more than offset reduced demand for flatbed trucking services and high fuel expenses.

The Company's real estate development business continues to expand its portfolio of warehouse-office products consistent with maintaining a watchful eye on national and regional economic health.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,265,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies, including the satisfactory completion of the buyer's inspection period. Closing is dependent upon several conditions including additional government approvals and may be two or more years away.

In May 2008, the Company received final approval from the Zoning Commission of the District of Columbia of its planned unit development application for the Company's 5.8 acre undeveloped waterfront site on the Anacostia River in Washington, D.C. This site is located adjacent to the recently opened Washington Nationals Baseball Park. The site currently is leased to a subsidiary of Vulcan Materials Company under a short-term lease. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail space and approximately 569,600 square feet of additional space for residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River.


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

As of June 30, 2008, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

August 6, 2008             PATRIOT TRANSPORTATION HOLDING, INC.


                           John D. Baker II
                           John D. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
EXHIBIT INDEX



 (14)   	Financial Code of Ethical Conduct between the
		Company, Chief Executive Officers and Financial
		Managers, as revised on January 28, 2004, which is available on the Company's website at www.patriottrans.com.

(31)(a)		Certification of John D. Baker II.
(31)(b)		Certification of John D. Milton, Jr.
(31)(c)		Certification of John D. Klopfenstein.

(32)   		Certification of Chief Executive Officer, Chief
		Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.