Form 10-K
period 2008-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2008-12-05
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2008
	OR
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

Securities registered pursuant to Section 12(b) of the Act:
Common Stock $.10 par value                     NASDAQ
     Title of class               Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]                  Accelerated filer[X]

Non-accelerated filer[ ]                    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes         No   X

The number of shares of the registrant's stock outstanding as of November 28, 2008 was 3,039,086. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2008, the last day of business of our most recently completed second fiscal quarter, was $98,071,063. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2008 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2008 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; levels of construction activity in the markets served by our mining properties and our flatbed trucking subsidiary; fuel costs and the Company's ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

Properties owns mining properties and other properties held for investment or future development. Development owns, manages and develops commercial warehouse/office rental properties in the Baltimore-Washington-Northern Virginia area. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

Revenues from royalties and from a portion of our trucking operations are subject to factors affecting the level of general construction activity. In fiscal 2008, our transportation revenues were adversely affected by the significant decline in residential construction in our markets.

Transportation. The transportation segment primarily serves customers in the petroleum and building and construction industries in the Southeastern U.S. Petroleum customers accounted for approximately 71% and building and construction customers accounted for approximately 29% of transportation segment revenues during fiscal 2008.

During fiscal 2008, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; Montgomery, Alabama; and Wilmington, North Carolina. SunBelt's flatbed fleet is based in Jacksonville, Florida; Savannah, Georgia; South Pittsburg, Tennessee; Tuscaloosa, Alabama and operated primarily in the Southeastern U.S.

Tank Lines has from two to six major tank truck competitors in each of its markets. There are at least ten major competitors in SunBelt's market area and numerous small competitors in the various states served. Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2008, the transportation segment's ten largest customers accounted for approximately 53.5% of the transportation segment's revenue. One of these customers, Murphy Oil Corporation, accounted for 16.5% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

During fiscal 2008, the transportation group purchased 78 new tractors and 67 new trailers. In fiscal 2006 and 2007, the Company purchased 261 new tractors accelerating its normal tractor replacement cycle in response to stricter engine emission standards on new trucks.

Our fiscal 2009 capital budget includes 54 new tractors and 3 new trailers including binding commitments to purchase 24 tractors at September 30, 2008. Maintaining a modern fleet has resulted in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2008, the Company owned and operated a fleet of 637 trucks and 1,043 trailers plus 39 additional trucks that were either being prepared for sale or being placed into service.

Real Estate. We own real estate in Florida, Georgia, Virginia, Maryland, Delaware and Washington, D.C. The real estate owned generally falls into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) land with construction aggregates deposits, substantially all of which is leased to Vulcan Materials Company under long-term mining royalty agreements, (iii) land held for future appreciation or development. Real estate revenues in fiscal 2008 were divided approximately 69% from rentals on developed properties and 31% from mining royalties.

A significant part of our real estate strategy has been to develop high quality, flexible warehouse/office space. Average occupancy for the fiscal year for buildings in service more than 12 months was 96.4%. At September 30, 2008, 94.2% of the total warehouse/office portfolio of approximately 2.5 million square feet was occupied.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

Relationship with Vulcan Materials Company. The Company was spun off from Florida Rock Industries, Inc. ("FRI") in 1988. FRI merged with Vulcan Materials Company ("Vulcan") in November 2007. Nearly all of our mining properties are leased to Vulcan under long-term mining leases entered into in the 1980s. We haul diesel fuel and cement for the Florida Rock Division of Vulcan. We also are a party to a joint venture agreement with Vulcan to develop approximately 4,300 acres of property located near Brooksville, Florida. We have outsourced some administrative services to Vulcan.

Vulcan accounted for approximately 24% of our real estate revenues and 1.3% of our transportation revenues for fiscal 2008. On a consolidated basis, Vulcan accounted for 4.7% of our fiscal 2008 revenues.

Segment Information. The Company has two business segments: transportation and real estate. Industry segment information is presented in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2008 Annual Report to Shareholders and is incorporated herein by reference.

Environmental Matters. While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Starting in January 2007, more stringent engine emissions standards mandated by the Environmental Protection Agency became effective for all newly manufactured trucks. The engines produced under the 2007 standards have a higher acquisition cost than the previous engines. The Company's mining leases contain a provision making the lessee responsible for reclamation of mining sites at least to the extent required by law.

Seasonality. The Company's business is subject to limited seasonality due to the cyclical nature of our customers' businesses, with revenues generally declining slightly during winter months.

Employees. The Company employed 1,005 people in its transportation group, 25 people in its real estate group and 9 people in its corporate offices at September 30, 2008.

Company Website. The Company's website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age        Office           	Position Since

Edward L. Baker      73  Chairman of the Board    May   3, 1989

John D. Baker II     60  President & Chief        Feb.  7, 2008
                          Executive Officer
David H.
 deVilliers, Jr.     57  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

John D. Milton, Jr.  63  Exec. Vice President,    June 16, 2008
                          Treasurer, Secretary
                          and Chief Financial
                          Officer

John D. Klopfenstein 45  Controller and Chief	Feb. 16, 2005
                          Accounting Officer

Terry S. Phipps      44  President of SunBelt     April 5, 2004
                          Transport, Inc.

Robert E. Sandlin    47  President of Florida     March 1, 2003
                         Rock & Tank Lines, Inc.

All of the above officers have been employed in their respective positions for the past five years except as follows: John D. Baker II served as President and Chief Executive Officer of Florida Rock Industries, Inc. from 1996 to November 2007; John D. Milton, Jr. served as Executive Vice President and Chief Financial Officer of Florida Rock Industries, Inc. from 2001 to November 2007; John D. Klopfenstein served as Director, Business Development and Planning of the Company, from June 2003 to February 2005, and as Manager, Corporate Development of the Company, from July 1996 to May 2003; and Terry S. Phipps was a Vice President of SunBelt from May 2003 to April 2004, and was employed with Coastal Transport, Inc. from 1990 to May 2003.



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

We face significant uncertainty regarding the continued demand for our transportation services during the current economic crisis.
The transportation segment produces approximately 86% of our gross revenues and 58% of our gross profit. The current economic climate could adversely affect the demand for our transportation services. The continued decline in construction activity continues to impact the operations of our flatbed trucking company. These adverse economic conditions may result in reductions in our revenue, increased price competition and increased operating costs, which could have an adverse effect our business, results of operation and financial condition.

We would be adversely affected by a decline in demand for hauling ethanol.
In addition to other products, our tank lines subsidiary hauls ethanol which is blended with other petroleum products. The ethanol industry is highly dependent upon federal and state legislation and changes in such legislation could adversely affect the demand for ethanol products and the resulting demand for our transportation services. In addition, we would be adversely affected by the future construction of pipelines to transport ethanol, which also would reduce demand for our transportation services.

Our operating results may be adversely impacted by volatility in fuel costs or by fuel shortages.
The crude oil and petroleum products markets are extremely volatile. Fuel prices are affected by a number of economic and political factors, including general political conditions, acts of war or terrorism, political instability in oil producing regions and capacity at United States oil refineries. Our operating results are impacted by our ability to recover fuel surcharges from customers. In light of the volatility of fuel prices, it may be difficult for us to recover fuel surcharges from customers at levels that will allow us to maintain current levels of profitability. In addition, increased fuel prices reduce consumer demand for the petroleum products hauled by our tank lines subsidiary, adversely impacting revenues. Our operations may also be adversely affected by any limit on the availability of fuel.

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

Our revenues depend in part on construction sector activity levels, which tend to be cyclical.
One of our transportation subsidiaries hauls construction materials. This subsidiary continues to be significantly affected by the decline in construction activity in our market. Our real estate group receives part of its revenues from royalties on construction aggregates mined on our properties. Thus, our results depend in part on residential, commercial and infrastructure construction activity and spending levels. The construction industry in our markets tends to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally.

We face difficulty in recruiting and retaining qualified drivers. In recent years the transportation industry has had difficulty attracting and retaining qualified drivers (including independent contractors), and competition for drivers can be intense. To compete for drivers, we may be forced to increase driver compensation. We cannot be certain that we could pass along the increased compensation costs to our customers. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to suffer downtime and lost revenue miles.

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

The loss of one of our major transportation customers could have a materially adverse effect on our business.
A significant portion of our transportation revenue is generated from our major customers. For 2008, our top 10 customers, based on revenue, accounted for approximately 53.5% of our revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We may be unable to renew leases or relet space as leases expire. When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2008, leases at our properties representing approximately 12% of the total square footage of buildings completed prior to September 2008 were scheduled to expire in each fiscal year 2009 and 2010.

We may be unable to lease newly constructed space.
We completed two buildings in September 2008 comprising 135,872 square feet. There is a building under construction scheduled for completion in the spring of 2009 with 148,995 square feet. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.
We have ten buildings in our business parks that are single-tenant occupied representing 48% of developed property rentals under long-term leases. We have seven other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow.

A decline in the economic conditions in Baltimore-Washington-Northern Virginia area could adversely affect our business.
All of our office/warehouse properties are located in the Baltimore-Washington-Northern Virginia area. As a result of our geographic concentration, we depend upon the local conditions in these markets, including local real estate conditions. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets could adversely affect our operation. We cannot assure you that these markets will continue to grow or will continue to provide favorable demand for our office/warehouse product.

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

Our debt service obligations may have adverse consequences on our business operations.
We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

?	Our cash flows from operations may not be sufficient to
meet required payments of principal and interest.
?	We may be forced to dispose of one or more of our
properties, possibly on disadvantageous terms, to make
payments on our debt.
?	We may default on our debt obligations, and the lenders
may foreclose on our properties that collateralize those
loans.
?	A foreclosure on one of our properties could create
taxable income without any accompanying cash proceeds to
pay the tax.
?	A default under a mortgage loan that has cross default
provisions may cause us to automatically default on
another loan.
?	We may not be able to refinance or extend our existing
debt.
?	The terms of any refinancing or extension may not be as
favorable as the terms of our existing debt.
?	We may not be able to issue debt on unencumbered
properties under reasonable terms to finance growth of
our portfolio of properties.
?	We may be subject to a significant increase in the
variable interest rates on our unsecured line of credit or unsecured term loan, which could adversely impact our operations.

As of September 30, 2008, we had outstanding non-recourse mortgage indebtedness of $80,172,000, secured by developed real estate properties having a carrying value of $83,584,000.

Our uncollateralized revolving credit agreement restricts our ability to engage in some business activities.
Our uncollateralized revolving credit agreement contains customary negative covenants and other financial and operating covenants that, among other things:

?	restricts our ability to incur certain additional
indebtedness;
?	restricts our ability to make certain investments;
?	restricts our ability to merge with another company;
?	restricts our ability to pay dividends;
?	requires us to maintain financial coverage ratios; and
?	requires us to not encumber certain assets except as
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

Certain shareholders have effective control of nearly a majority of our common stock and likely will control the outcome of any shareholder vote.
As of November 28, 2008, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 46.8% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

At September 30, 2008 certain developed real estate properties having a carrying value of $83,584,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $80,172,000. In addition, certain other properties having a carrying value at September 30, 2008 of $98,000 were encumbered by $1,300,000 of industrial revenue bonds that are the liability of Vulcan. Vulcan has agreed to pay such debt when due (or sooner if Vulcan cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company on account of such debt.

Developed Properties. At September 30, 2008, the Company owned 11 developed parcels of land containing 261 usable acres in the Mid-
Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres. A total of 504,740 square feet existed on the property at the beginning of 2008 and it is 97% occupied. Construction of the final building with 66,398 square feet of office space was completed in September 2008. The addition of this as yet unoccupied building results in a decline in average occupancy from 97% to 86%.

2) Lakeside Business Park in Harford County, Maryland consists of 84 usable acres. Eight warehouse/office buildings, totaling 745,297 square feet, have been constructed and are 100% occupied. Construction of a 148,995 square foot building commenced in March 2008. The remaining 14 acres are available for future development and have the potential to offer an additional 210,230 square feet of comparable product.

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

6) 34 Loveton Circle in suburban Baltimore County, Maryland contains 8.5 acres with 30,006 square feet of office space, which is 76% leased including 23% of the space occupied by the Company.

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 68% leased. Following occupancy by an additional
17,796 square foot tenant in November 2008 this park is 76% occupied.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 78% leased.

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

11) Windlass Run Business Park in Baltimore County, Maryland contains 69,474 square feet of warehouse/office space newly completed in September 2008. The building is as yet unoccupied. This building is contained within a larger parcel containing approximately 42 acres when complete is estimated to include 519,824 square feet of total build-out

Future Planned Developments. At September 30, 2008 the Company owned the following future development parcels:

1) Windlass Run Residential, located in southeastern Baltimore County, Maryland, is a 121 acre tract of land adjacent to and west of our Windlass Run Business Park. The property was rezoned in September 2007 to allow for additional density and plans are being pursued to obtain a Planned Unit Development. In July 2008, the Company entered into an agreement to sell the property. The purchase price for the property is $25,265,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies, including the satisfactory completion of the buyer's inspection period and additional government approvals, and the closing may be two or more years away.

2) Patriot Business Park, located in Prince William County,
Virginia, is a 73 acre tract of land which is immediately adjacent to the Prince William Parkway providing access to I-66. The
Company plans to develop and lease approximately 733,650 square feet of warehouse/office buildings on the property. Land development efforts commenced in the summer of 2008.

3) Brooksville Quarry LLC. On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the entitlement process will be completed within the next two years.

4) Anacostia River. The Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the new Washington Nationals Baseball Stadium which was completed in March, 2008. The Company also owns a nearby 2.1 acre tract on the same bank of the Anacostia River. Currently, the 5.8 acre tract is leased to Vulcan Materials Company on a month-to-month basis.

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

5) Commonwealth Avenue in Jacksonville, Florida is a 50 acre, rail accessible site near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of warehouse/office build-out.

6) Leister property in Hampstead, Carroll County, Maryland is a 117 acre parcel located adjacent to State Route 30 bypass. The parcel was acquired for future commercial development and is projected to contain 900,000 square feet of space when complete. This parcel is currently in a predevelopment planning stage.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 2008, substantially all of which are leased to FRI.
                                             Tons of
                                Tons Sold   Estimated
                                 in Year     Reserves
                                  Ended         at
                                 9/30/08     9/30/08  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns ten
 locations currently being
 mined in Grandin, Gulf Hammock,
 Keuka, Newberry and Airgrove/
 Lake County, Florida;
 Columbus, Macon, and
 Tyrone, Georgia;
 and Manassas, Virginia.          7,964(1)   362,587     12,994

The Company owns three locations
 not currently being mined in
 Ft. Myers, Marion County,
 Astatula/Lake County, and
 Forest Park, Georgia.                -       88,931      2,881

(1) Tons sold in year ended 9/30/08 include Brooksville tons of 289,000. Tons of estimated reserves and acres owned do not include Brooksville as the property was transferred October 4, 2006 to a joint venture with Vulcan for development.

Other Properties. In addition to the development, mining and rental sites, the Company owns approximately 2,222 acres of investment and other real estate. This includes a 1,844-acre timberland site located in Caroline County, Virginia.

The Company owns an office building with approximately 69,000 square feet situated on approximately 6 acres in Jacksonville, Florida, which is leased to Vulcan.

Transportation Segment Properties. The Company has 20 sites for its trucking terminals in Alabama, Florida, Georgia, North Carolina, and Tennessee. The Company owns 13 of these sites and leases 7.


Item 3.  LEGAL PROCEEDINGS.

Note 13 to the Consolidated Financial Statements included in the accompanying 2008 Annual Report to Shareholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

There were approximately 549 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2008. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 6 of the Company's 2008 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2008 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
July 1
through
July 31          0      $       0           0      $ 5,625,000

August 1
through
August 31        0      $       0           0      $ 5,625,000

September 1
through
September 30     0      $       0           0      $ 5,625,000

Total            0      $       0           0

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.
On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2008
Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 7 through 11 of the Company's 2008 Annual Report to Shareholders and such information is incorporated herein by reference.


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

For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company did not have any variable rate debt outstanding at September 30, 2008. The following table provides information about the Company's long-term debt (dollars in thousands):

                                                         There           Fair
Liabilities:      2009    2010    2011    2012    2013   after   Total   Value

Scheduled


maturities of
long-term debt:

Fixed Rate     $ 4,019  $4,294  $4,587  $4,902  $5,239 $57,131 $80,172 $78,839
Average
 interest rate    6.4%    6.4%    6.3%    6.3%    6.3%    6.3%


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 6 and on pages 12 through 23 of the Company's 2008 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2008, as stated in their report which appears in Item 8.

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



PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Structure and Committee Membership
- Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2008.

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

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Board Structure and Committee Membership - Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2008.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2008.


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
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          232,080       $33.73       262,400

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 232,080       $33.73       262,400


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the caption "Related Party Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2008.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions "Independent Auditor" and "Ratification of Independent Registered Certified Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2008.





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

                                 Patriot Transportation Holding, Inc.


Date:  December 3, 2008      By  JOHN D. BAKER II
                                 John D. Baker II
                                 President and Chief Executive
                                 Officer (Principal Executive Officer)



                             By JOHN D. MILTON, JR.
                                John D. Milton, Jr.
                                Executive Vice President, Treasurer,
                                Secretary and Chief Financial Officer
                                (Principal Financial Officer)


                             By JOHN D. KLOPFENSTEIN
                                John D. Klopfenstein
                                Controller and Chief Accounting
                                Officer(Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 03, 2008.



JOHN D. BAKER II                              THOMPSON S. BAKER II
John D. Baker II                              Thompson S. Baker II
Director, President, and Chief                Director
Executive Officer
(Principal Executive Officer)
                                              LUKE E. FICHTHORN III	_____
                                              Luke E. Fichthorn III
JOHN D. MILTON, JR.                           Director
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial                 CHARLES E. COMMANDER III
Officer(Principal Financial Officer)          Charles E. Commander III
                                              Director

JOHN D. KLOPFENSTEIN ____________
John D. Klopfenstein                          ROBERT H. PAUL III_
Controller and Chief Accounting               Robert H. Paul III
Officer (Principal Accounting Officer)        Director


EDWARD L. BAKER__________________             H. W. SHAD III
Edward L. Baker                               H. W. Shad III
Chairman of the Board                         Director


JOHN E. ANDERSON_________________             MARTIN E. STEIN, JR.
John E. Anderson                              Martin E. Stein, Jr.
Director                                      Director


JOHN D. BAKER II______	_______             JAMES H. WINSTON
John D. Baker II	                         James H. Winston
Director             	                    Director





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

(10)(g)(3)	Patriot Transportation Holding, Inc. 2006 Stock Incentive
Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December 29, 2005. File No.
33-26115.

(10)(h)        	Amended and Restated Revolving Credit Agreement dated
September 30, 2008 among Patriot Transportation Holding, Inc.
as Borrower, the Lenders from time to time party hereto and Wachovia Bank, National Association as Administrative Agent, incorporated by reference to the Company's Form 8-K dated
October 7, 2008. File No. 33-26115.

(10)(i) The Company and its consolidated subsidiaries have other long-term debt agreements, none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(10)(j)		Letter of Credit Facility between Patriot Transportation
Holding, Inc. and SunTrust Bank, N.A. dated February 16, 2005, incorporated by reference to the Company's Form 8-K dated
February 16, 2005. File No. 33-26115.

(10)(k) 	Joint Venture Agreement between Florida Rock Industries, Inc.
and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended
September 30, 2006. File No. 33-26115.

(10)(l) 	Letter Agreement between the Company and John E.
Anderson, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No.
33-26115.

(10)(m)		Letter Agreement between the Company and David H.
deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
File No. 33-26115.

(10)(n)		Letter Agreement between the Company and Robert E.
Sandlin, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No.
33-26115.

(10)(o)		Letter Agreement between the Company and Terry S.
Phipps, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No.
33-26115.

(10)(p)		Letter Agreement between the Company and John D.
Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File
No. 33-26115.

(10)(q) 	Agreement of Sale between FRP Bird River, LLC. and Mackenzie
Investment Group, LLC. and related amendments.  Filed herein.

(13)	            The Company's 2008 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2008 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December
4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File
No. 33-26115.

(21)		Subsidiaries of Registrant at September 30, 2007:  Florida
Rock & Tank Lines, Inc. (a Florida corporation); Florida Rock
Properties, Inc. (a  Florida corporation); FRP Development
Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); FRTL, Inc. (a Florida corporation);
SunBelt Transport, Inc. (a Florida Corporation); Oz LLC(a
Maryland limited liability company); 1502 Quarry, LLC(a
Maryland limited liability company); FRP Lakeside LLC #1 (a
Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company).

(23)(a) Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 30 of this Form 10-K.

(31)(a)           Certification of John D. Baker II.
(31)(b)           Certification of John D. Milton, Jr..
(31)(c)           Certification of John D. Klopfenstein.

(32)			Certification of Chief Executive Officer, Chief Financial
Officer, and Chief Accounting Officer under Section 906 of the
Sarbanes-Oxley Act of 2002.



                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2008
    and 2007                                                   13(a)

  For the years ended September 30, 2008, 2007 and 2006:
    Consolidated statements of income                          12(a)
    Consolidated statements of cash flows                      14(a)
    Consolidated statements of shareholders' equity            15(a)
	and comprehensive income
  Notes to consolidated financial statements                16-23(a)

  Reports of Independent Registered Certified Public
    Accounting Firms                                        25-26(a)
  Selected quarterly financial data (unaudited)                 6(a)

Consents of Independent Registered Certified Public
  Accounting Firms                                             31(b)

Reports of Independent Registered Certified Public
  Accounting Firms on Financial Statement Schedules            31(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        32(b)

III - Real estate and accumulated depreciation and
  depletion                                            33-34(b)

(a)		Refers to the page number in the Company's 2008 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.





                                                      Exhibit 23


CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-18875, 333-55132, 333-125099 and 333-
131475) of Patriot Transportation Holding, Inc. of our report dated December 03, 2008 relating to the consolidated financial statements and the effectiveness of Patriot Transportation Holding, Inc's internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference. We also consent to the incorporation by reference of our report dated December 3, 2008, relating to the financial statement schedules, which appear in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia
December 3, 2008

____________________



REPORTS OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements referred to in our report dated December 3, 2008 appearing in the 2008 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia
December 3, 2008


____________________





                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

                              ADDITIONS    ADDITIONS
                   BALANCE    CHARGED TO   CHARGED TO                  BALANCE
                   AT BEGIN.  COST AND     OTHER                       AT END
                   OF YEAR    EXPENSES     ACCOUNTS     DEDUCTIONS     OF YEAR

Year Ended
September 30, 2008:

Allowance for
 doubtful accounts $  206,868 $   146,375  $       -    $    88,244(a) $  264,999
Accrued risk
 insurance         $7,611,683 $ 3,914,380  $       -    $ 3,310,999(b) $8,215,064
Accrued health
 insurance          1,071,216   3,742,041     (8,727)(c)  3,679,370(b)  1,125,160
Totals -
 insurance         $8,682,899 $ 7,656,421  $  (8,727)   $ 6,990,369    $9,340,224

Year Ended
September 30, 2007:

Allowance for
 doubtful accounts $  359,227 $   (22,155) $       -    $   130,204(a) $  206,868
Accrued risk
 insurance         $8,208,570 $ 2,319,782  $       -    $ 2,916,669(b) $7,611,683
Accrued health
 insurance          1,192,939   3,662,082   (142,628)(c)  3,641,177(b)  1,071,216
Totals -
 insurance         $9,401,509 $ 5,981,864  $(142,628)   $ 6,557,846    $8,682,899

Year Ended
September 30, 2006:

Allowance for
 doubtful accounts $  525,255 $   (39,910) $       -    $   126,118(a) $  359,227
Accrued risk
 insurance         $7,576,789 $ 2,381,943  $       -    $ 1,750,162(b) $8,208,570
Accrued health
 insurance          1,196,162   3,100,234          -      3,103,457(b)  1,192,939
Totals -
 insurance         $8,772,951 $ 5,482,177  $       0    $ 4,853,619    $9,401,509






(a) Accounts written off less recoveries
(b) Payments
(c) Other comprehensive income (FAS 158).


                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                        DEPLETION (dollars in thousands)
                             SEPTEMBER 30, 2008
			                Cost capi-  Gross amount		 Year		 Deprecia-
	       Encumb-  Initial cost     talized      at which	  Accumulated	  Of	 Date	 tion Life
County	       rances	    to	        subsequent   carried at	  Depreciation	Constr-	Acquired Computed
		         Company	to acqui-   end of period		 tion		   on:
			                 sition	         (a)
Construction Aggregates
Alachua, FL	        $  1,442	$     0	    $    1,442	     $   113	  n/a	  4/86	   unit
Clayton, GA		     369	      0	           369	           5	  n/a	  4/86	   unit
Fayette, GA	       	     685	      0	           685	          60	  n/a	  4/86	   unit
Lake, FL		     403	      0	           403	         146 	  n/a	  4/86	   unit
Lee, FL		           4,690	      6	         4,696	           6	  n/a	  4/86	   unit
Monroe, GA		     792	      0	           792	         267	  n/a	  4/86	   unit
Muscogee, GA		     369	      0	           369	         225 	  n/a	  4/86	   unit
Prince Wil. VA		     299	      0	           299	         299	  n/a	  4/86	   unit
Putnam, FL                15,002             19         15,021         3,955      n/a     4/86     unit
	             0    24,051	     25	        24,076	       5,074
Other Rental Property
Wash D.C.		   2,956 	  9,939	        12,895	       2,454      n/a	  4/86	  15 yr.
Wash D.C.                  3,811              0          3,811             0      n/a    10/97
Putnam, FL		     302             19            321           300      n/a     4/86     5 yr.
Spalding, GA                  20	      0             20             0      n/a     4/86
Lake, FL		   1,083	      0	         1,083	         968   	  n/a	  4/86	   unit
Marion, FL	           1,180	      4	         1,184	         599	  n/a	  4/86	   unit
	             0     9,352          9,962         19,314         4,321
Commercial Property
Baltimore, MD	 2,424	     439	  3,813	         4,252	       2,010	 2008    10/89	  39 yr.
Baltimore, MD	 6,164	     950	  6,412	         7,362	       3,208	 2006    12/91	  39 yr.
Baltimore, MD	 2,111	     690	  2,837	         3,527	         849	 2000	  7/99	  39 yr.
Baltimore, MD	     0     5,634	 11,037	        16,671	          11	 2008    12/02	  39 yr.
Duval, FL	     0	   2,416	    529	         2,945	       2,625	  n/a	  4/86	  25 yr.
Harford, MD	 2,092	      31	  3,826	         3,857	       1,315	 1998	  8/95	  39 yr.
Harford, MD	 3,670	      50	  5,552	         5,602	       1,471	 1999	  8/95	  39 yr.
Harford, MD	 5,217	      85	  6,665	         6,750	       2,030	 2001	  8/95	  39 yr.
Harford, MD	     0 	      92	  1,568	         1,660	           0	  n/a	  8/95	  39 yr.
Harford, MD	 3,841	      88	 10,133	        10,221	       1,754	 2007	  8/95	  39 yr.
Harford, MD	 2,970	     155	  9,248	         9,403	       1,393	 2001	  8/95	  39 yr.
Howard, MD	 3,123	   2,859	  4,356	         7,215	       2,840	 2008	  9/88	  39 yr.
Howard, MD	 1,908	   2,473	    922	         3,395	         826	 2006	  3/00	  39 yr.
Anne Arun, MD	 2,153	     715	  7,339	         8,054	       4,170	 2008	  9/88	  39 yr.
Anne Arun, MD   10,904	     950	 13,055	        14,005	       2,144	  n/a	  5/98	  39 yr.
Anne Arun, MD   10,354	   1,525	 10,762	        12,287	       1,078	 2005	  8/04	  39 yr.
Anne Arun, MD	 4,839	     737	  5,163	         5,900	         376	 2006 	  1/03	  39 yr.
Anne Arun, MD        0	     667          6,798          7,465            20	 2008 	  7/07	  39 yr.
Norfolk, VA	 6,726	   7,512	      0	         7,512	         889	  n/a    10/04	  39 yr.
Prince Wil. VA	     0	   7,324	  1,539	         8,863	           0	  n/a    12/05	  39 yr.
Newcastle Co. DE11,676	  11,559	  1,192	        12,751	       1,536	 2006 	  4/04	  39 yr.
Carroll, MD          0	   4,720	    360	         5,080	           0	  n/a	  3/08	    n/a
                80,172	  51,671        113,106	       164,777	      30,545

Investment Property        2,451            301          2,752           638      n/a     4/86      n/a

GRAND
   TOTALS      $80,172   $87,525       $123,394	      $210,919       $40,578

 (a)  The aggregate cost for Federal income tax purposes is $194,542.



               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
                          (In thousands)

                                        2008          2007         2006

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $190,030       184,735      164,233

Additions during period:
  Amounts capitalized                    24,221         5,295       20,502

Deductions during period:
  Cost of real estate sold               (3,326)            -            -
  Other (abandonments)                       (6)            -            -

Balance at close of period             $210,919       190,030      184,735

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 36,539        33,671       29,816

Additions during period:
  Charged to cost & expense               4,045         2,868        3,855

Deductions during period:
  Real estate sold                           (6)            -            -

Balance at close of period              $40,578        36,539       33,671