Form 10-Q
period 2008-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2009-02-06
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2008

						or

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


	501 Riverside Ave., Suite 500, Jacksonville, Florida 32202 (Address of principal executive offices) (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2008:
3,039,286 shares of $.10 par value common stock.




PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2008


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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                  December 31,  September 30,
Assets                                                  2008             2008
Current assets:
 Cash and cash equivalents                          $  5,318            7,778
 Accounts receivable (including related party of
  $258 and $358 and net of allowance for doubtful
  accounts of $240 and $265, respectively)             8,366           11,774
 Accounts receivable from condemnation                   554              554
 Federal and state income taxes receivable                 -              590
 Inventory of parts and supplies                         709              891
 Prepaid tires on equipment                            2,029            2,102
 Prepaid taxes and licenses                            1,272            1,859
 Prepaid insurance                                     2,733            3,224
 Prepaid expenses, other                                 104               91
  Total current assets                                21,085           28,863

Property, plant and equipment, at cost               315,366          310,518
Less accumulated depreciation and depletion           99,364           99,758
  Net property, plant and equipment                  216,002          210,760

Real estate held for investment, at cost               6,918            6,918
Investment in joint venture                            6,613            6,395
Goodwill                                               1,087            1,087
Unrealized rents                                       3,273            3,208
Other assets                                           4,461            4,809
Total assets                                        $259,439          262,040

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  4,803            7,663
 Federal and state income taxes payable                  523                -
 Accrued payroll and benefits                          4,176            5,861
 Accrued insurance reserves                            5,066            4,494
 Accrued liabilities, other                            1,145            1,226
 Long-term debt due within one year                    4,085            4,019
  Total current liabilities                           19,798           23,263

Long-term debt, less current portion                  75,107           76,153
Deferred income taxes                                 18,885           18,885
Accrued insurance reserves                             4,848            4,848
Other liabilities                                      1,555            1,536
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,039,286 and 3,039,086 shares issued
  and outstanding, respectively                          304              304
 Capital in excess of par value                       34,684           34,540
 Retained earnings                                   104,220          102,473
 Accum. other comprehensive income, net of tax            38               38
  Total shareholders' equity                         139,246          137,355

Total liabilities and shareholders' equity          $259,439          262,040
See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                                          THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                        2008       2007

Revenues:
  Transportation                                      $32,070     32,919
  Real estate                                           5,862      6,281
Total revenues (including revenue from related
  parties of $1,615 and $2,188, respectively)          37,932     39,200

Cost of operations:
  Transportation                                       27,591     30,136
  Real estate                                           3,177      2,841
Total cost of operations                               30,768     32,977

Gross profit:
  Transportation                                        4,479      2,783
  Real estate                                           2,685      3,440
Total gross profit                                      7,164      6,223

Selling, general and administrative expense             3,452      5,387

Operating profit                                        3,712        836

Gain on condemnation of land                                -      2,507
Interest income and other                                  25        326
Equity in loss of joint venture                            (5)       (10)
Interest expense                                         (866)    (1,380)
Income before income taxes                              2,866      2,279
Provision for income taxes                             (1,119)      (874)
Net income                                           $  1,747      1,405

Earnings per common share:
  Basic                                              $    .58        .46
  Diluted                                            $    .56        .45

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share                      3,033      3,042
  -diluted earnings per common share                    3,108      3,150
See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (In thousands)
                                    (Unaudited)
                                                              2008      2007

Cash flows from operating activities:
 Net income                                                $ 1,747     1,405
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  3,996     3,549
   Deferred income taxes                                         -       113
   Equity in loss of joint venture                               5        10
   (Gain) loss on sale of equipment and real estate            (98)       18
   Gain on condemnation of land                                  -    (2,507)
   Stock-based compensation                                    131       378
   Net changes in operating assets and liabilities:
    Accounts receivable                                      3,998       733
    Inventory of parts and supplies                            182       (59)
    Prepaid expenses and other current assets                1,138       327
    Other assets                                               110      (345)
    Accounts payable and accrued liabilities                (4,054)    2,278
    Income taxes payable                                       523       686
    Long-term insurance reserves and other long-term
     liabilities                                                19    (1,251)

Net cash provided by operating activities                    7,697     5,335

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (3,273)   (2,751)
 Purchase and development of real estate group property     (6,268)   (4,042)
 Investment in joint venture                                  (225)     (250)
 Proceeds from the sale of property, plant and equipment       576        20

Net cash used in investing activities                       (9,190)   (7,023)

Cash flows from financing activities:
 Repayment of long-term debt                                  (980)     (917)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                                6       191
 Exercise of employee stock options                              7       202

Net cash used in financing activities                         (967)     (524)

Net (decrease) increase in cash and cash equivalents        (2,460)   (2,212)
Cash and cash equivalents at beginning of period             7,778    26,944
Cash and cash equivalents at end of the period            $  5,318    24,732

During the quarter ended December 31, 2007 the Company recorded a non-cash transaction for accounts receivable from condemnation in the amount of $5,860. The condemnation proceeds were received in April 2008.

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2008
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
 In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2008.

(2) Recent Accounting Pronouncements. In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB agreed to a one-year delay of FAS 157 for certain nonfinancial assets and liabilities. Accordingly, adoption of this standard is limited to financial assets and liabilities, which primarily applies to the valuation of our long term mortgage debt. Management believes that the adoption of SFAS 157 will only require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgages and as such will not have a material impact on the consolidated financial results of the Company. The Company adopted the applicable provisions of SFAS 157 on October 1, 2008 and its adoption had no affect on consolidated financial results of the Company.

In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No 115." This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. The fair value option (a) may be applied instrument by instrument, (b) is irrevocable, and (c) is applied to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 and, as of this time, has not elected to measure financial instruments and other items at fair value that are not required to be measured at fair value.

In December 2007 the FASB issued Statement No. 141(R) "Business Combinations" ("FAS 141(R)"). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009.
 The impact of FAS No. 141R on the consolidated financial statements will depend upon the nature, terms and size of any acquisitions consummated after the effective date.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                              Three Months ended
                                 December 31,___
                               2008        2007

Revenues:
   Transportation           $ 32,070      32,919
   Real estate                 5,862       6,281
                            $ 37,932      39,200
Operating profit
   Transportation           $  2,074         646
   Real estate                 2,685       3,440
   Corporate expenses         (1,047)     (3,250)
                            $  3,712         836


Identifiable assets                         December 31,  September 30,
                                                2008         2008

   Transportation                            $ 58,515       62,511
   Real estate                                191,764      187,239
   Cash items                                   5,318        7,778
   Unallocated corporate assets                 3,842        4,512
                                             $259,439      262,040

(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                              December 31,  September 30,
                                                 2008           2008
     5.6% to 8.6% mortgage notes
       due in installments through 2027         79,192         80,172
     Less portion due within one year            4,085          4,019
                                              $ 75,107         76,153

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement which was renewed on October 1, 2008 to extend the term until December 31, 2013 and to amend the loan covenants. The Revolver bears interest at a rate of 1.25% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.2% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations including limitations on paying cash dividends. Under the terms of this amended Revolver agreement, as of December 31, 2008, the full $37,000,000 amount of the line was available for borrowing and $37,061,000 of consolidated retained earnings was available for the payment of dividends. The Company was in compliance with all covenants as of December 31, 2008.

(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Vulcan Materials Company (Vulcan). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million of which capital contributions of $1,250,000 have been made by each party as of December 31, 2008. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the three months ended December 31, 2008 and 2007 includes a loss of $5,000 and $10,000, respectively, representing the Company's equity in the loss of the joint venture.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

                                        THREE MONTHS
                              ENDED DECEMBER 31,
                                        2008       2007

Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             3,033      3,042

Common shares issuable under
 share based payment plans
 which are potentially dilutive           75        108

Common shares used for diluted
 earnings per common share             3,108      3,150

Net income                           $ 1,747      1,405

Earnings per common share
 Basic                               $   .58        .46
 Diluted                             $   .56        .45

For the three months ended December 31, 2008, 10,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31 2007, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the three months ended December 31, 2008 and 2007, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2008, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 262,500 at December 31, 2008.

Under provisions of SFAS 123R, the Company recorded the following stock compensation expense in its consolidated statement of income (in thousands):
                                        Three Months ended
                                            December 31,_
                                             2008    2007
Stock options issued prior to 123R adoption $  57     105
Stock options issued after 123R adoption       23       -
Restricted stock awards granted in 2006        51      54
Modification to accelerate prior awards
 made in connection with CEO retirement         -     219
                                              131     378
Deferred income tax benefit                    51     147
Stock compensation net of tax expense      $   80     231

A summary of changes in outstanding options is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2008     232,080     $33.73       5.0     $ 3,900
  Granted                     -     $    -               $     -
  Exercised                 300     $24.00               $     4
  Forfeited                 300     $24.00               $     4
Outstanding at
 December 31, 2008      231,480     $33.75       4.8     $ 3,892
Exercisable at
 December 31, 2008      211,280     $30.85       4.5     $ 3,320
Vested during
 three months ended
 December 31, 2008       10,200                          $   201

The aggregate intrinsic value of exercisable in-the-money options was $8,285,000 and the aggregate intrinsic value of all outstanding options was $8,406,000 based on the market closing price of $70.07 on December 31, 2008 less exercise prices. Gains of $14,000 were realized by option holders during the three months ended December 31, 2008. The realized tax benefit from options exercised for the three months ended December 31, 2008 was $6,000. Total compensation cost of options granted but not yet vested as of December 31, 2008 was $530,000, which is expected to be recognized over a weighted-average period of 1.7 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2008       6,200     $63.67       1.3     $   395
  Granted                     -     $    -               $     -
  Vested                      -     $    -               $     -
  Forfeited                 100     $63.54               $     6
Outstanding at
 December 31, 2008        6,100     $63.67       1.0     $   389

Total compensation cost of restricted stock granted but not yet vested as of December 31, 2008 was $203,000 which is expected to be recognized over a weighted-average period of 1.0 years.

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

(9) Concentrations. The transportation segment primarily serves customers in the petroleum and building and construction industries in the Southeastern U.S. Petroleum customers accounted for approximately 78% and building and construction customers accounted for approximately 22% of transportation segment revenues for the three months ended December 31, 2008. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first three months of fiscal 2009, the transportation segment's ten largest customers accounted for approximately 56.8% of the transportation segment's revenue. One of these customers accounted for 22.1% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income.
 Accounts receivable from the transportation segment's ten largest customers was $3,866,000 and $5,255,000 at December 31, 2008 and September 30, 2008
respectively.

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

Expenses
Additional bonus paid in cash                        $2,125
Repurchase of vested options and stock at 20 day
 average market value per agreement which exceeded
 the closing price on the date of repurchase            162
Accelerated vesting of options                          180
Accelerated vesting of restricted stock                  36
Total expense ($2,371 in quarter ending 12/31/07)    $2,503

Payments
Total expense                                        $2,503
Previously accrued benefit MSP Retirement Plan        1,331
Gain on vested stock options repurchased                999
Restricted shares vested 1/1/08 repurchased              18
Total payments                                       $4,851


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

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity, aggregates sales by lessees from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Baltimore-Washington-Northern Virginia area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Comparative Results of Operations for the Three Months Ended December 31, 2008 and 2007

Consolidated Results - Net income for the first quarter of fiscal 2009 increased 24.3% to $1,747,000 compared to net income of $1,405,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2009 were $0.56 compared to $0.45 in the first quarter of fiscal 2008. Increased revenue per mile and lower fuel expenses in the transportation segment offset continued reduced demand for flatbed trucking services. The real estate segment's results were impacted by lower royalty revenues and increased vacancy from new building additions but were assisted by higher capitalized interest expense. Net income for the first quarter of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,460,000, net of income tax benefits, for the Company's former President and CEO, whose retirement was effective February 6, 2008.


Transportation Results
                                   Three Months Ended December 31
(dollars in thousands)             ___2008     %      2007     %_

Transportation revenue             $ 27,074   84%    27,762   84%
Fuel surcharges                       4,996   16%     5,157   16%

Revenues                             32,070  100%    32,919  100%

Compensation and benefits            11,844   37%    12,624   38%
Fuel expenses                         6,674   21%     8,346   26%
Insurance and losses                  3,127   10%     3,273   10%
Depreciation expense                  2,457    7%     2,221    7%
Other, net                            3,489   11%     3,672   11%

Cost of operations                   27,591   86%    30,136   92%

Gross profit                       $  4,479   14%     2,783    8%

Transportation segment revenues were $32,070,000 in the first quarter of 2009, a decrease of $849,000 over the same quarter last year. Revenue miles in the current quarter were down 12.1% compared to the first quarter of 2008 due to reduced loads in the flatbed portion of the transportation segment. Decreased construction material freight demand from the downturn in housing and commercial construction pushed revenues miles down in the flatbed operation compared to last year. Excluding fuel surcharges, revenue per mile increased 11.4% over the same quarter last year. The average price paid per gallon of diesel fuel decreased by $.45 or 17.1% over the same quarter in 2008 and fuel surcharge revenue decreased $161,000.

The Transportation segment's cost of operations was $27,591,000 in the first quarter of 2009, a decrease of $2,545,000 over the same quarter last year. The Transportation segment's cost of operations in the first quarter of 2009 decreased as a percentage of revenue over the first quarter of 2008. Compensation and benefits decreased $780,000 or 6.2% compared to the same quarter last year due the decrease in miles driven. Average fuel cost per gallon in the first quarter of 2009 decreased 17.1% over the same period last year. Fuel cost decreased $1,511,000 more than the decrease in fuel surcharge revenue due to the lag in surcharge changes versus falling fuel prices. Insurance and losses decreased $146,000 due to the reduction in miles driven. Other expense decreased $183,000 due primarily to a decrease in expenses for vehicle tires and maintenance and higher gains on equipment sales.

Real Estate Results
                                   Three Months Ended December 31
(dollars in thousands)             ___2008     %      2007     %_

Royalties and rent                 $  1,635   28%     1,976   31%
Developed property rentals            4,227   72%     4,305   69%

Total Revenue                         5,862  100%     6,281  100%

Mining and land rent expenses           613   10%       565    9%
Developed property expenses           2,564   44%     2,276   36%

Cost of Operations                    3,177   54%     2,841   45%

Gross profit                       $  2,685   46%     3,440   55%

Real Estate segment revenues for the first quarter of fiscal 2009 were $5,862,000, a decrease of $419,000 or 6.7% over the same quarter last year.
 Lease revenue from developed properties decreased $78,000 or 1.8%, due to a decrease in occupied square footage along with the inclusion of favorable adjustments to unrealized rents due to a renewal in the same quarter last year. Royalties and rent decreased $341,000 or 17.3% due to decreased demand for mined tons in addition to a $165,000 decrease in revenues from timber harvesting.

Real estate segment expenses increased $336,000 to $3,177,000 during the first quarter of fiscal 2009 compared to $2,841,000 for the same quarter last year. Developed property expenses increased $288,000 as a result of new buildings placed in service. Mining and land rent expenses increased $48,000 primarily due to increased real estate tax assessments.

Consolidated Results

Gross Profit - Consolidated gross profit was $7,164,000 in the first quarter of fiscal 2009, an increase of $941,000 or 15.1% compared to $6,223,000 in the same period last year. Gross profit in the transportation segment increased $1,696,000 or 60.9% primarily due to the sharp decline in fuel costs net of surcharges. Gross profit in the real estate segment decreased $755,000 or 21.9% from the first quarter 2008, due to reduced demand for mined tons and expenses related to new building additions.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $1,935,000 over the same quarter last year. The current year includes $210,000 of expenses related to an aircraft purchased in second quarter of fiscal year 2008. Fiscal year 2008 included $2,371,000 accrual of retirement benefits for the Company's previous President and Chief Executive Officer.

Gain from condemnation of land - Gain from condemnation of land was $2,507,000 in the same quarter last year resulting from the taking by the Virginia Department of Transportation ("VDOT") of 28 acres on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000, representing VDOT's estimate of the fair market value of the property. On October 15, 2008 the Company agreed with VDOT to total compensation for the condemnation of $6,414,000 resulting in an additional amount of $554,000 recorded as a receivable as of December 31, 2008. The Prince William County Property was purchased in December 2005 and the cost of the 28 acres taken by VDOT was $3,282,000.

Interest expense - Interest expense decreased $514,000 over the same quarter last year due to higher capitalized interest.

Income taxes - Income tax expense increased $245,000 over the same quarter last year due to increased earnings.

Net income - Net income for the first quarter of fiscal 2009 increased 24.3% to $1,747,000 compared to net income of $1,405,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2009 were $0.56 compared to $0.45 in the first quarter of fiscal 2008. Increased revenue per mile and lower fuel expenses in the transportation segment offset continued reduced demand for flatbed trucking services. The real estate segment's results were impacted by lower royalty revenues and increased vacancy from new building additions but were assisted by higher capitalized interest expense. Net income for the first quarter of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,460,000, net of income tax benefits, for the Company's former President and CEO, whose retirement is effective February 6, 2008.


Liquidity and Capital Resources. For the first three months of fiscal 2009, the Company used cash provided by operating activities of $7,697,000, proceeds from the sale of plant, property and equipment of $576,000, proceeds from the exercise of employee stock options of $7,000, excess tax benefits from the exercise of stock options of $6,000 and cash balances to purchase $3,273,000 in transportation equipment, to expend $6,268,000 in real estate development, to invest $225,000 in the Brooksville Joint Venture and to make $980,000 scheduled payments on long-term debt. Cash decreased $2,460,000.

Cash flows from operating activities for the first three months of fiscal 2009 were $2,362,000 higher than the same period last year primarily reflecting prepayment of Fiscal 2009 insurance premiums in September 2008 along with a reduction in accounts receivable days sales outstanding.

Cash flows used in investing activities for the first three months of fiscal 2009 were $2,167,000 higher than the same period last year primarily due to higher construction levels on the portfolio.

Cash flows from financing activities for the first three months of fiscal 2009 were $443,000 lower than the same period last year due to an increase of $63,000 in mortgage payments and reduced stock options exercised by employees.

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement which was renewed on October 1, 2008 to extend the term until December 31, 2013 and to amend the loan covenants. The Revolver contains limitations including limitations on paying cash dividends. Under the terms of this amended Revolver agreement, as of December 31, 2008, the full $37,000,000 amount of the line was available for borrowing and $37,061,000 of consolidated retained earnings was available for the payment of dividends. The Company was in compliance with all covenants as of December 31, 2008.

The Company had $22,890,000 of irrevocable letters of credit outstanding as of December 31, 2008. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended, the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of December 31, 2008, $5,625,000 was authorized for future repurchases of common stock. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $750,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

The Virginia Department of Transportation took title to 28 acres of the Company's land on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000. The Company received these funds in April 2008. A portion of these funds that were receivable were used to purchase replacement property in March and the Company intends to use the balance of the funds for general corporate purposes until the Company identifies and purchases replacement property under IRS involuntary conversion rules. On October 15, 2008 the Company agreed to total compensation for the condemnation of $6,414,000 resulting in an additional amount of $554,000 receivable.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Recent Accounting Pronouncements. In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB agreed to a one-year delay of FAS 157 for certain nonfinancial assets and liabilities. Accordingly, adoption of this standard is limited to financial assets and liabilities, which primarily applies to the valuation of our long term mortgage debt. Management believes that the adoption of SFAS 157 will only require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgages and as such will not have a material impact on the consolidated financial results of the Company. The Company adopted the applicable provisions of SFAS 157 on October 1, 2008 and its adoption had no affect on consolidated financial results of the Company.

In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No 115." This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. The fair value option (a) may be applied instrument by instrument, (b) is irrevocable, and (c) is applied to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 and, as of this time, has not elected to measure financial instruments and other items at fair value that are not required to be measured at fair value.

In December 2007 the FASB issued Statement No. 141(R) "Business Combinations" ("FAS 141(R)"). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009.
 The impact of FAS No. 141R on the consolidated financial statements will depend upon the nature, terms and size of any acquisitions consummated after the effective date.

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Vulcan Materials Company (Vulcan). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million of which capital contributions of $1,250,000 have been made by each party as of December 31, 2008. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the three months ended December 31, 2008 and 2007 includes a loss of $5,000 and $10,000, respectively, representing the Company's equity in the loss of the joint venture.

Summary and Outlook. The flatbed portion of the transportation segment continues to face poor freight demand from the housing and commercial construction downturns. During the first quarter of fiscal 2009, increased revenue per mile in the transportation segment and lower fuel expenses offset reduced demand for flatbed trucking services.

The Company's real estate development business continues to expand its portfolio of warehouse-office products consistent with maintaining a watchful eye on national and regional economic health. With the exception of completing a flex office warehouse building commenced in the spring of 2008, the Company is not presently engaged in the construction of any new buildings.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,265,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies, including the satisfactory completion of the buyer's inspection period. Closing is dependent upon several conditions including additional government approvals and may be two or more years away. The purchaser has now paid non-refundable deposits of $350,000 under this contract.

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

As of December 31, 2008, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1A.	 RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a separate
Section entitled "Exhibit Index", on page 27.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 2009           PATRIOT TRANSPORTATION HOLDING, INC.


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





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2008
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




1