Form 10-Q
period 2009-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2009-05-06
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant has submitted
electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ]	No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer[ ] Accelerated filer[X] Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES[ ] NO[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2008:
3,043,786 shares of $.10 par value common stock.





PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  23

Item 4.  Controls and Procedures                                      23


Part II.  Other Information

Item 1A. Risk Factors                                                 25

Item 4.  Submission of Matters to a Vote of Security Holders          25

Item 6.  Exhibits                                                     25

Signatures                                                            26

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               28

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              31





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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                    March 31,    September 30,
Assets                                                  2009             2008
Current assets:
 Cash and cash equivalents                          $  7,788            7,778
 Accounts receivable (including related party of
  $386 and $358 and net of allowance for doubtful
  accounts of $279 and $265, respectively)             7,551           11,774
 Accounts receivable from condemnation                     -              554
 Federal and state income taxes receivable                 -              590
 Inventory of parts and supplies                         722              891
 Deferred income taxes                                 1,061                -
 Prepaid tires on equipment                            1,932            2,102
 Prepaid taxes and licenses                              844            1,859
 Prepaid insurance                                     1,846            3,224
 Prepaid expenses, other                                 118               91
  Total current assets                                21,862           28,863

Property, plant and equipment, at cost               313,915          310,518
Less accumulated depreciation and depletion           99,122           99,758
  Net property, plant and equipment                  214,793          210,760
Real estate held for investment, at cost               6,918            6,918
Investment in joint venture                            6,687            6,395
Goodwill                                               1,087            1,087
Unrealized rents                                       3,310            3,208
Other assets                                           4,285            4,809
Total assets                                        $258,942          262,040

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  3,326            7,663
 Federal and state income taxes payable                  607                -
 Accrued payroll and benefits                          4,480            5,861
 Accrued insurance reserves                            5,218            4,494
 Accrued liabilities, other                              631            1,226
 Long-term debt due within one year                    4,154            4,019
  Total current liabilities                           18,416           23,263

Long-term debt, less current portion                  74,042           76,153
Deferred income taxes                                 18,959           18,885
Accrued insurance reserves                             4,848            4,848
Other liabilities                                      1,567            1,536
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,043,786 and 3,039,086 shares issued
  and outstanding, respectively                          304              304
 Capital in excess of par value                       35,139           34,540
 Retained earnings                                   105,629          102,473
 Accum. other comprehensive income, net of tax            38               38
  Total shareholders' equity                         141,110          137,355

Total liabilities and shareholders' equity          $258,942          262,040
See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                           THREE MONTHS       SIX MONTHS
                                          ENDED MARCH 31,   ENDED MARCH 31,
                                           2009     2008     2009     2008

Revenues:
  Transportation                         $26,976   34,738   59,046   67,657
  Real estate                              6,255    6,350   12,117   12,631
Total revenues (including revenue
 from related parties of $2,005, $2,046,
 $3,620 and $4,234, respectively)         33,231   41,088   71,163   80,288

Cost of operations:
  Transportation                          23,303   31,533   50,894   61,669
  Real estate                              3,272    3,502    6,449    6,343
Total cost of operations                  26,575   35,035   57,343   68,012

Gross profit:
  Transportation                           3,673    3,205    8,152    5,988
  Real estate                              2,983    2,848    5,668    6,288
Total gross profit                         6,656    6,053   13,820   12,276

Selling, general and administrative
 expense                                   3,564    3,655    7,016    9,042

Operating profit                           3,092    2,398    6,804    3,234

Gain on condemnation of land                   -        -        -    2,507
Interest income and other                      3      166       28      492
Equity in loss of joint venture                -       (4)      (5)     (14)
Interest expense                            (784)  (1,368)  (1,650)  (2,748)

Income before income taxes                 2,311    1,192    5,177    3,471
Provision for income taxes                  (902)    (566)  (2,021)  (1,440)
Net income                              $  1,409      626    3,156    2,031

Earnings per common share:
  Basic                                 $    .46      .21     1.04      .67
  Diluted                               $    .45      .20     1.02      .65

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share         3,039    3,037    3,036    3,039
  -diluted earnings per common share       3,102    3,128    3,106    3,138
See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (In thousands)
                                    (Unaudited)
                                                              2009      2008

Cash flows from operating activities:
 Net income                                                $ 3,156     2,031
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  7,898     7,146
   Deferred income taxes                                    (1,034)    1,527
   Equity in loss of joint venture                               5        14
   (Gain) loss on sale of equipment                           (735)     (257)
   Gain on condemnation of land                                  -    (2,507)
   Stock-based compensation                                    555       828
   Net changes in operating assets and liabilities:
    Accounts receivable                                      5,367    (1,171)
    Income taxes receivable                                      -    (1,161)
    Inventory of parts and supplies                            169      (180)
    Prepaid expenses and other current assets                2,536       936
    Other assets                                                76       397
    Accounts payable and accrued liabilities                (5,542)    1,011
    Income taxes payable                                       607      (486)
    Long-term insurance reserves and other long-term
     liabilities                                                31    (1,247)

Net cash provided by operating activities                   13,089     6,881

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (3,832)   (9,157)
 Purchase and development of real estate group property     (8,393)  (11,449)
 Investment in joint venture                                  (300)     (350)
 Proceeds from the sale of property, plant and equipment     1,378       460

Net cash used in investing activities                      (11,147)  (20,496)

Cash flows from financing activities:
 Repayment of long-term debt                                (1,976)   (1,850)
 Repurchase of Company stock                                     -    (4,388)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                               15       527
 Exercise of employee stock options                             29       810

Net cash used in financing activities                       (1,932)   (4,901)

Net increase (decrease) in cash and cash equivalents            10   (18,516)
Cash and cash equivalents at beginning of period             7,778    26,944
Cash and cash equivalents at end of the period            $  7,788     8,428

During the quarter ended December 31, 2007 the Company recorded a non-cash transaction for accounts receivable from condemnation in the amount of $5,860. The condemnation proceeds were received in April 2008.

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2009
	(Unaudited)


(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2008.


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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009.


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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                              Three Months ended       Six Months ended
                                   March 31,_ __           March 31, ___
                               2009        2008        2009        2008
Revenues:
   Transportation           $ 26,976      34,738      59,046      67,657
   Real estate                 6,255       6,350      12,117      12,631
                            $ 33,231      41,088      71,163      80,288
Operating profit
   Transportation           $  1,418         976       3,492       1,622
   Real estate                 2,983       2,848       5,668       6,288
   Corporate expenses         (1,309)     (1,426)     (2,356)     (4,676)
                            $  3,092       2,398       6,804       3,234

Identifiable assets                            March 31,   September 30,
                                                 2009          2008

   Transportation                             $ 54,710        62,511
   Real estate                                 191,738       187,239
   Cash items                                    7,788         7,778
   Unallocated corporate assets                  4,706         4,512
                                              $258,942       262,040

(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                               March 31,   September 30,
                                                 2009          2008
     5.6% to 8.6% mortgage notes
       due in installments through 2027         78,196        80,172
     Less portion due within one year            4,154         4,019
                                              $ 74,042        76,153

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement which was renewed on October 1, 2008 to extend the term until December 31, 2013 and to amend the loan covenants. The Revolver bears interest at a rate of 1.25% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.2% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations including limitations on paying cash dividends. Under the terms of this amended Revolver agreement, as of March 31, 2009, the full $37,000,000 amount of the line was available for borrowing and $37,999,000 of consolidated retained earnings was available for the payment of dividends. The Company was in compliance with all covenants as of March 31, 2009.

(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Vulcan Materials Company (Vulcan). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.), Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million of which capital contributions of $1,325,000 have been made by each party as of March 31, 2009. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ended March 31, 2009 and 2008 includes a loss of $5,000 and $14,000, respectively, representing the Company's equity in the loss of the joint venture.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

                                        THREE MONTHS           SIX MONTHS
                                       ENDED MARCH 31,       ENDED MARCH 31,
                                        2009     2008         2009     2008

Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             3,039    3,037        3,036    3,039

Common shares issuable under
 share based payment plans
 which are potentially dilutive           63       91           70       99

Common shares used for diluted
 earnings per common share             3,102    3,128        3,106    3,138

Net income                           $ 1,409      626        3,156    2,031

Earnings per common share
 Basic                               $   .46      .21         1.04      .67
 Diluted                             $   .45      .20         1.02      .65


For the three and six months ended March 31, 2009, 19,000 and 10,000 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31 2008, all outstanding stock options were included in the calculation of diluted earnings per common share because the sum of the hypothetical amount of future proceeds from the exercise price, unrecorded compensation, and tax benefits to be credited to capital in excess of par for all grants of stock options were lower than the average price of the common shares, and therefore were dilutive. For the three and six months ended March 31, 2009 and 2008, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2008, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 258,500 at March 31, 2009.

Under provisions of SFAS 123R, the Company recorded the following stock compensation expense in its consolidated statement of income
(in thousands):
                                    Three Months ended   Six Months ended
                                        March 31,_         March 31,__
                                        2009    2008        2009    2008
Stock options issued prior
 to 123R adoption                      $  57      61         113     166
Stock options issued after
 123R adoption                            23       -          46       -
Restricted stock awards
 granted in 2006                          51      51         102     105
Annual director stock award              294     395         294     395
Shares repurchased in connection
 with previous CEO retirement              -     162           -     162
Modification to accelerate
 prior awards made in
 connection with CEO retirement            -      (3)          -     216
                                         425     666         555   1,044
Deferred income tax benefit              163     255         213     400
Stock compensation, net of tax         $ 262     411         342     644


A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2008     232,080     $33.73       5.0     $ 3,900
  Granted                     -     $    -               $     -
  Exercised                 800     $36.19               $    14
  Forfeited                 300     $24.00               $     4
Outstanding at
 March 31, 2009         230,980     $33.73       4.5     $ 3,882
Exercisable at
 March 31, 2009         210,780     $30.82       4.3     $ 3,310
Vested during
 six months ended
 March 31, 2009          10,200                          $   201

The aggregate intrinsic value of exercisable in-the-money options was $6,639,000 and the aggregate intrinsic value of all outstanding in-the-money options was $6,842,000 based on the market closing price of $62.32 on March 31, 2009 less exercise prices. Gains of $27,000 were realized by option holders during the six months ended March 31, 2009. The realized tax benefit from options exercised for the six months ended March 31, 2009 was $10,000. Total compensation cost of options granted but not yet vested as of March 31, 2009 was $451,000, which is expected to be recognized over a weighted-average period of 1.5 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2008       6,200     $63.67       1.3     $   395
  Granted                     -     $    -               $     -
  Vested                  3,050     $63.67               $   194
  Forfeited                 100     $63.54               $     6
Outstanding at
 March 31, 2009           3,050     $63.67        .8     $   195

Total compensation cost of restricted stock granted but not yet vested as of March 31, 2009 was $152,000 which is expected to be recognized over a weighted-average period of .8 years.

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

(9) Concentrations. The transportation segment primarily serves customers in the petroleum, other liquid and dry bulk commodities, and construction industries in the Southeastern U.S. Petroleum and bulk commodities accounted for approximately 79% and construction customers accounted for approximately 21% of transportation segment revenues for the six months ended March 31, 2009. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first six months of fiscal 2009, the transportation segment's ten largest customers accounted for approximately 57.1% of the transportation segment's revenue. One of these customers accounted for 21.6% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $3,225,000 and $5,255,000 at March 31, 2009 and September 30, 2008 respectively.

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

Comparative Results of Operations for the Three Months Ended March 31, 2009 and 2008

Consolidated Results - Net income for the second quarter of fiscal 2009 increased 125.1% to $1,409,000 compared to net income of $626,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2009 were $0.45 compared to $0.20 in the second quarter of fiscal 2008. Improved recovery of fuel costs in the flatbed business and higher gains on equipment sales along with higher revenues per mile and cost management more than offset the reduced miles driven in the transportation segment. The real estate segment's results were impacted by lower royalty revenues and increased vacancy from new building additions but were assisted by timber sales and increased capitalization of property taxes and interest expense.

Transportation Results
                                    Three Months Ended March 31
(dollars in thousands)             ___2009     %      2008     %_

Transportation revenue             $ 24,907   92%    28,716   83%
Fuel surcharges                       2,069    8%     6,022   17%

Revenues                             26,976  100%    34,738  100%

Compensation and benefits            10,641   39%    12,662   36%
Fuel expenses                         4,513   17%     9,563   28%
Insurance and losses                  3,203   12%     3,246    9%
Depreciation expense                  2,377    9%     2,249    7%
Other, net                            2,569    9%     3,813   11%

Cost of operations                   23,303   86%    31,533   91%

Gross profit                       $  3,673   14%     3,205    9%

Transportation segment revenues were $26,976,000 in the second quarter of 2009, a decrease of $7,762,000 over the same quarter last year. Revenue miles in the current quarter were down 20.1% compared to the second quarter of 2008 due to reduced loads in the flatbed portion of the transportation segment and reduced dry bulk tank hauling. Decreased construction material freight demand from the downturn in housing and commercial construction pushed revenue miles down in the flatbed operation compared to last year. Excluding fuel surcharges, revenue per mile increased 8.2% over the same quarter last year. The average price paid per gallon of diesel fuel decreased by $1.45 or 42.7% over the same quarter in fiscal 2008. Fuel surcharge revenue decreased $3,953,000.

The Transportation segment's cost of operations was $23,303,000 in the second quarter of 2009, a decrease of $8,230,000 over the same quarter last year. The Transportation segment's cost of operations in the second quarter of 2009 as a percentage of revenue was 86% versus 91% in the second quarter of 2008. Compensation and benefits decreased $2,021,000 or 16.0% compared to the same quarter last year due to the decrease in miles driven. Average fuel cost per gallon in the second quarter of 2009 decreased 42.7% over the same period last year. Fuel cost decreased $1,097,000 more than the decrease in fuel surcharge revenue due to lower miles and improved recovery of fuel costs in the flatbed business. Insurance and losses decreased $43,000 due to the reduction in miles driven partially offset by higher health insurance claims. Other expense decreased $1,244,000 primarily due to the decrease in miles driven and higher gains on equipment sales.


Real Estate Results
                                    Three Months Ended March 31
(dollars in thousands)             ___2009     %      2008     %_

Royalties and rent                 $  1,819   29%     2,001   32%
Developed property rentals            4,436   71%     4,349   68%

Total Revenue                         6,255  100%     6,350  100%

Mining and land rent expenses           565    9%       959   15%
Developed property expenses           2,707   43%     2,543   40%

Cost of Operations                    3,272   52%     3,502   55%

Gross profit                       $  2,983   48%     2,848   45%

Real Estate segment revenues for the second quarter of fiscal 2009 were $6,255,000, a decrease of $95,000 or 1.5% over the same quarter last year. Lease revenue from developed properties increased $87,000 or 2.0%. Royalties and rent decreased $182,000 or 9.1% due to decreased demand for mined tons partially offset by a $289,000 increase in revenues from timber sales.

Real estate segment expenses decreased $230,000 to $3,272,000 during the second quarter of fiscal 2009 compared to $3,502,000 for the same quarter last year. Developed property expenses increased $164,000 as a result of new buildings placed in service. Mining and land rent expenses decreased $394,000 primarily due to capitalization of property taxes on property under development.

Consolidated Results

Gross Profit - Consolidated gross profit was $6,656,000 in the second quarter of fiscal 2009, an increase of $603,000 or 10.0% compared to $6,053,000 in the same period last year. Gross profit in the transportation segment increased $468,000 or 14.6% due improved recovery of fuel costs in the flatbed business and higher gains on equipment sales, higher revenues per mile and cost management which more than offset the reduced miles driven. Gross profit in the real estate segment increased $135,000 or 4.7% from the second quarter 2008, due to higher capitalization of real estate taxes and increased timber revenue offset by decreased demand for tons mined.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $91,000 (2.5%) over the same quarter last year.

Interest expense - Interest expense decreased $584,000 over the same quarter last year due to higher capitalized interest.

Income taxes - Income tax expense increased $336,000 over the same quarter last year due to increased earnings.

Net income - Net income for the second quarter of fiscal 2009 increased 125.1% to $1,409,000 compared to net income of $626,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2009 were $0.45 compared to $0.20 in the second quarter of fiscal 2008. Improved recovery of fuel costs in the flatbed business and higher gains on equipment sales along with higher revenues per mile and cost management more than offset the reduced miles driven in the transportation segment. The real estate segment's results were impacted by lower royalty revenues and increased vacancy from new building additions but were assisted by timber sales and increased capitalization of property taxes and interest expense.


Comparative Results of Operations for the Six Months Ended March 31,
2009 and 2008

Consolidated Results - Net income for the first six months of fiscal 2009 increased 55.4% to $3,156,000 compared to net income of $2,031,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2009 were $1.02 compared to $0.65 in the first six months of fiscal 2008. Increased revenue per mile, lower fuel expenses and lower operating expenses in the transportation segment offset continued reduced demand for flatbed trucking services. The real estate segment's results were impacted by lower royalty revenues and increased vacancy from new building additions but were assisted by increased capitalization of property taxes and interest expense. Net income for the first six months of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,541,000, net of income tax benefits, for the Company's former President and CEO, whose retirement was effective February 6, 2008.

Transportation Results
                                     Six Months Ended March 31
(dollars in thousands)             ___2009     %      2008     %_

Transportation revenue             $ 51,981   88%    56,477   83%
Fuel surcharges                       7,065   12%    11,180   17%

Revenues                             59,046  100%    67,657  100%

Compensation and benefits            22,484   38%    25,285   37%
Fuel expenses                        11,186   19%    17,910   26%
Insurance and losses                  6,331   11%     6,519   10%
Depreciation expense                  4,834    8%     4,470    7%
Other, net                            6,059   10%     7,485   11%

Cost of operations                   50,894   86%    61,669   91%

Gross profit                       $  8,152   14%     5,988    9%

Transportation segment revenues were $59,046,000 in the first six months of 2009, a decrease of $8,611,000 over the same period last year. Revenue miles in the first six months of fiscal 2009 were down 16.1% compared to the first six months of 2008 due to reduced loads in the flatbed portion of the transportation segment and reduced dry bulk tank hauling. Decreased construction material freight demand from the downturn in housing and commercial construction pushed revenue miles down in the flatbed operation compared to last year. Excluding fuel surcharges, revenue per mile increased 9.8% over the same period last year. The average price paid per gallon of diesel fuel decreased by $.95 or 29.3% over the same period last year. Fuel surcharge revenue decreased $4,115,000.

The Transportation segment's cost of operations was $50,894,000 in the first six months of 2009, a decrease of $10,775,000 over the same period last year. The Transportation segment's cost of operations in the first six months of 2009 was 86% versus 91% in the first six months of 2008. Compensation and benefits decreased $2,801,000 or 11.1% compared to the same period last year due to the decrease in miles driven. Average fuel cost per gallon in the first six months of 2009 decreased 29.3% over the same period last year. Fuel cost decreased $2,609,000 more than the decrease in fuel surcharge revenue due to lower miles, improved recovery of fuel costs in the flatbed business, and due to the lag in surcharge changes versus falling fuel prices. Insurance and losses decreased $188,000 due to the reduction in miles driven partially offset by higher health insurance claims. Other expense decreased $1,426,000 primarily due to the decrease in miles driven and higher gains on equipment sales.

Real Estate Results
                                      Six Months Ended March 31
(dollars in thousands)             ___2009     %      2008     %_

Royalties and rent                 $  3,454   29%     3,977   31%
Developed property rentals            8,663   71%     8,654   69%

Total Revenue                        12,117  100%    12,631  100%

Mining and land rent expenses         1,178   10%     1,524   12%
Developed property expenses           5,271   43%     4,819   38%

Cost of Operations                    6,449   53%     6,343   50%

Gross profit                       $  5,668   47%     6,288   50%

Real Estate segment revenues for the first six months of fiscal 2009 were $12,117,000, a decrease of $514,000 or 4.1% over the same period last year. Lease revenue from developed properties increased $9,000 or 0.1%. Royalties and rent decreased $523,000 or 13.2% due to decreased demand for mined tons partially offset by a $125,000 increase in revenues from timber sales.

Real estate segment expenses increased $106,000 to $6,449,000 during the first six months of fiscal 2009 compared to $6,343,000 for the same period last year. Developed property expenses increased $452,000 as a result of new buildings placed in service. Mining and land rent expenses decreased $346,000 primarily due to capitalization of property taxes on property under development.

Consolidated Results

Gross Profit - Consolidated gross profit was $13,820,000 in the first six months of fiscal 2009, an increase of $1,544,000 or 12.6% compared to $12,276,000 in the same period last year. Gross profit in the transportation segment increased $2,164,000 or 36.1% due to a sharp decline in fuel costs net of surcharges, higher gains on equipment sales, higher revenues per mile, and cost management offsetting the reduced miles driven. Gross profit in the real estate segment decreased $620,000 or 9.9% from the first six months of fiscal 2008, due to reduced demand for mined tons and expenses related to new building additions.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $2,026,000 over the same period last year. Fiscal year 2008 included $2,503,000 accrual of retirement benefits for the Company's previous President and Chief Executive Officer.

Gain from condemnation of land - Gain from condemnation of land was $2,507,000 in the first six months of fiscal 2008 resulting from the taking by the Virginia Department of Transportation ("VDOT") of 28 acres on December 13, 2007. The Prince William County Property was purchased in December 2005 and the cost of the 28 acres taken by VDOT was $3,282,000.

Interest expense - Interest expense decreased $1,098,000 over the same period last year due to higher capitalized interest.

Income taxes - Income tax expense increased $581,000 over the same period last year due to increased earnings.

Net income - Net income for the first six months of fiscal 2009 increased 55.4% to $3,156,000 compared to net income of $2,031,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2009 were $1.02 compared to $0.65 in the first six months of fiscal 2008. Increased revenue per mile, lower fuel expenses and lower operating expenses in the transportation segment offset continued reduced demand for flatbed trucking services. The real estate segment's results were impacted by lower royalty revenues and increased vacancy from new building additions but were assisted by increased capitalization of property taxes and interest expense. Net income for the first six months of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,541,000, net of income tax benefits, for the Company's former President and CEO, whose retirement was effective February 6, 2008.

Liquidity and Capital Resources. For the first six months of fiscal 2009, the Company used cash provided by operating activities of $13,089,000, proceeds from the sale of plant, property and equipment of $1,378,000, proceeds from the exercise of employee stock options of $29,000, excess tax benefits from the exercise of stock options of $15,000 and cash balances to purchase $3,832,000 in transportation equipment, to expend $8,393,000 in real estate development, to invest $300,000 in the Brooksville Joint Venture and to make $1,976,000 scheduled payments on long-term debt. Cash increased $10,000.

Cash flows from operating activities for the first six months of fiscal 2009 were $6,208,000 higher than the same period last year primarily reflecting prepayment of Fiscal 2009 insurance premiums in September 2008 along with a reduction in accounts receivable days sales outstanding.

Cash flows used in investing activities for the first six months of fiscal 2009 were $9,349,000 lower due to decreased purchases of equipment and land. Last year included $3,395,000 for the purchase of a corporate aircraft and $4,333,000 for the purchase of 118 acres in Carroll County, Maryland for future warehouse/office development.

Cash flows used in financing activities for the first six months of fiscal 2009 were $2,969,000 lower than the same period last year due to an increase of $126,000 in mortgage payments and reduced stock options exercised by employees and the prior year including $4,388,000 for the repurchase of Company stock.

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement which was renewed on October 1, 2008 to extend the term until December 31, 2013 and to amend the loan covenants. The Revolver contains limitations including limitations on paying cash dividends. Under the terms of this amended Revolver agreement, as of March 31, 2009, the full $37,000,000 amount of the line was available for borrowing and $37,999,000 of consolidated retained earnings was available for the payment of dividends. The Company was in compliance with all covenants as of March 31, 2009.

The Company had $16,833,000 of irrevocable letters of credit outstanding as of March 31, 2009. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended, the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of March 31, 2009, $5,625,000 was authorized for future repurchases of common stock. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $675,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

The Virginia Department of Transportation took title to 28 acres of the Company's land on December 13, 2007 by filing a Certificate of Take and depositing with the Court $5,860,000. The Company received these funds in April 2008. A portion of these funds that were receivable were used to purchase replacement property in March and the Company intends to use the balance of the funds for general corporate purposes until the Company identifies and purchases replacement property under IRS involuntary conversion rules. On October 15, 2008 the Company agreed to total compensation for the condemnation of $6,414,000 resulting in an additional amount of $554,000 received February 2009.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009.

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Vulcan Materials Company (Vulcan). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million of which capital contributions of $1,325,000 have been made by each party as of March 31, 2009. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ended March 31, 2009 and 2008 includes a loss of $5,000 and $14,000, respectively, representing the Company's equity in the loss of the joint venture.

Summary and Outlook. The flatbed and dry bulk portions of the transportation segment continues to face poor freight demand from the housing and commercial construction downturns. During the first six months of fiscal 2009, increased revenue per mile in the transportation segment and lower fuel expenses offset reduced demand for flatbed trucking services. However, the comparison was to a weak
first half of the prior year.   Business picked up in the second half
of last year and comparable increases are not anticipated during the next six months.

On March 23, 2009, the Company's tank line subsidiary entered into an agreement to sell approximately 1.5 acres of land located in Escambia County, Florida for $1,950,000. The agreement of sale is subject to certain contingencies, including the satisfactory completion of the buyer's inspection period. The sale would not affect the Company's tank line operations as the Company would relocate its truck terminal to another site in the area. Closing is dependent upon several conditions including relocation and government approvals and may not occur before September 30, 2010.

The Company's real estate development business continues to expand its portfolio of warehouse-office products consistent with maintaining a watchful eye on national and regional economic health. With the exception of completing a flex office warehouse building commenced in the spring of 2008, the Company is not presently engaged in the construction of any new buildings.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,265,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including government approvals and closing may be two or more years away. The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow including $650,000 in March 2009.

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

As of March 31, 2009, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first six months that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 4, 2009, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown:

                         Term      Votes      Votes      Broker/
                         Ending    For        Withheld   Non-Votes
Edward L. Baker          2013      2,607,272   250,696      -
Charles E. Commander III 2013      2,817,593    40,375      -

The directors whose terms of office as director have continued after the meeting are John E. Anderson, John D. Baker III, Thompson S.
Baker II, Luke E. Fichthorn III, Robert H. Paul III, H. W. Shad III, Martin E. Stein, Jr., and James H. Winston.

In addition, the shareholders ratified the appointment by the Audit Committee of Hancock Askew & Co., LLP as the company's independent auditors for fiscal year 2009 by the vote shown:

Votes for:	2,839,822
Votes against:	   18,132
Abstaining:	       14


Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 27.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2009                PATRIOT TRANSPORTATION HOLDING, INC.


                           John D. Baker II
                           John D. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
EXHIBIT INDEX



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