Form 10-Q
period 2009-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2009-08-14
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2009:
3,053,436 shares of $.10 par value common stock.






PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2009



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  27

Item 4.  Controls and Procedures                                      27


Part II.  Other Information

Item 1A. Risk Factors                                                 28

Item 6.  Exhibits                                                     28

Signatures                                                            29

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               31

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              34





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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                              June 30,      September 30,
Assets                                                  2009             2008
Current assets:
 Cash and cash equivalents                          $ 12,181            7,778
 Accounts receivable (including related party of
  $497 and $357 and net of allowance for doubtful
  accounts of $137 and $176, respectively)             5,956            9,280
 Accounts receivable from condemnation                     -              554
 Inventory of parts and supplies                         600              813
 Deferred income taxes                                 1,089                -
 Prepaid tires on equipment                            1,255            1,304
 Prepaid taxes and licenses                              229            1,510
 Prepaid insurance                                     1,051            3,224
 Prepaid expenses, other                                 111               92
 Assets of discontinued operations                    11,238           17,297
  Total current assets                                33,710           41,852

Property, plant and equipment, at cost               290,225          281,173
Less accumulated depreciation and depletion           88,618           83,350
  Net property, plant and equipment                  201,607          197,823
Real estate held for investment, at cost               6,933            6,918
Investment in joint venture                            6,735            6,395
Goodwill                                               1,087            1,087
Unrealized rents                                       3,333            3,208
Other assets                                           4,181            4,757
Total assets                                        $257,586          262,040

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  2,584            6,933
 Federal and state income taxes payable                1,075                -
 Accrued payroll and benefits                          4,765            5,164
 Accrued insurance reserves                            3,628            3,463
 Accrued liabilities, other                              649            1,158
 Long-term debt due within one year                    4,223            4,019
 Liabilities of discontinued operations                5,829            7,874
  Total current liabilities                           22,753           28,611

Long-term debt, less current portion                  72,960           76,153
Deferred income taxes                                 15,938           15,227
Accrued insurance reserves                             3,112            3,158
Other liabilities                                      1,540            1,536
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,053,436 and 3,039,086 shares issued
  and outstanding, respectively                          305              304
 Capital in excess of par value                       35,713           34,540
 Retained earnings                                   105,227          102,473
 Accum. other comprehensive income, net of tax            38               38
  Total shareholders' equity                         141,283          137,355
Total liabilities and shareholders' equity          $257,586          262,040
See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                           THREE MONTHS       NINE MONTHS
                                          ENDED JUNE 30,     ENDED JUNE 30,
                                           2009     2008     2009     2008
Revenues:
  Transportation                         $22,604   28,067   69,108   76,415
  Real estate                              5,486    6,071   17,603   18,702
Total revenues (including revenue
 from related parties of $1,600, $1,961,
 $4,809 and $6,183, respectively)         28,090   34,138   86,711   95,117

Cost of operations:
  Transportation                          17,660   22,944   55,582   63,809
  Real estate                              3,249    3,016    9,698    9,359
Total cost of operations                  20,909   25,960   65,280   73,168

Gross profit:
  Transportation                           4,944    5,123   13,526   12,606
  Real estate                              2,237    3,055    7,905    9,343
Total gross profit                         7,181    8,178   21,431   21,949

Selling, general and administrative
 expense                                   2,894    3,190    9,555   11,954

Operating profit                           4,287    4,988   11,876    9,995

Gain on condemnation of land                   -        -        -    2,507
Interest income and other                      2      296       30      788
Equity in loss of joint venture                -       (6)      (5)     (20)
Interest expense                            (892)  (1,353)  (2,542)  (4,101)

Income before income taxes                 3,397    3,925    9,359    9,169
Provision for income taxes                (1,184)  (1,345)  (3,507)  (3,466)
Income from continuing operations          2,213    2,580    5,852    5,703

Income from discontinued operations, net  (2,615)     194   (3,098)    (898)

Net income                              $   (402)   2,774    2,754    4,805

Earnings per common share:
 Income from continuing operations -
  Basic                                 $    .73      .85     1.93     1.88
  Diluted                               $    .70      .83     1.88     1.82
 Discontinued operations including
  loss on disposition (Note 12) -
  Basic                                 $   (.86)     .07    (1.02)    (.30)
  Diluted                               $   (.83)     .06    (1.00)    (.28)

Net income - basic                      $   (.13)     .92      .91     1.58
Net income - diluted                    $   (.13)     .89      .88     1.54

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share         3,044    3,024    3,039    3,034
  -diluted earnings per common share       3,123    3,114    3,114    3,130
See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (In thousands)
                                    (Unaudited)
                                                              2009      2008

Cash flows from operating activities:
 Net income                                                $ 2,754     4,805
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  9,515     8,402
   Deferred income taxes                                      (425)    1,719
   Equity in loss of joint venture                               5        20
   (Gain) loss on sale of equipment                           (718)     (420)
   Gain on condemnation of land                                  -    (2,507)
   Loss from discontinued operations, net of tax             3,098       898
   Stock-based compensation                                    726       943
   Net changes in operating assets and liabilities:
    Accounts receivable                                      3,878    (1,088)
    Inventory of parts and supplies                            213      (148)
    Prepaid expenses and other current assets                3,484     1,570
    Other assets                                               (56)        -
    Accounts payable and accrued liabilities                (5,045)      908
    Income taxes payable                                     1,075       (83)
    Long-term insurance reserves and other long-term
     liabilities                                               (42)   (1,290)
Net cash provided by operating activities of
  continuing operations                                     18,462    13,729
Net cash provided by operating activities of
  discontinued operations                                    1,235     1,163
Net cash provided by operating activities                   19,697    14,892

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (3,064)  (10,325)
 Purchase and development of real estate group property     (9,762)  (16,096)
 Investment in joint venture                                  (350)     (425)
 Proceeds from the sale of property, plant and equipment       742     6,457
Net cash used in investing activities of continuing
  operations                                               (12,434)  (20,389)
Net cash used in investing activities of discontinued
  operations                                                  (319)       80
Net cash used in investing activities                      (12,753)  (20,309)

Cash flows from financing activities:
 Repayment of long-term debt                                (2,989)   (2,798)
 Repurchase of Company stock                                     -    (4,388)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                               77       614
 Exercise of employee stock options                            371       961

Net cash used in financing activities                       (2,541)   (5,611)

Net increase (decrease) in cash and cash equivalents         4,403   (11,028)
Cash and cash equivalents at beginning of period             7,778    26,944
Cash and cash equivalents at end of the period            $ 12,181    15,916

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2009
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2008.

(2) Recent Accounting Pronouncements. In September 2006, the FASB issued Statement No. 157, "Fair Value Measurement" (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB agreed to a one-year delay of FAS 157 for certain nonfinancial assets and liabilities. Accordingly, adoption of this standard is limited to financial assets and liabilities, which primarily applies to the valuation of our long term mortgage debt. Management believes that the adoption of SFAS 157 will only require additional disclosure on the fair value of its goodwill, asset retirement obligations, and long-term mortgages and as such will not have a material impact on the consolidated financial results of the Company. The Company adopted the applicable provisions of SFAS 157 on October 1, 2008 and its adoption had no affect on consolidated financial results of the Company.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No 115." This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. The fair value option (a) may be applied instrument by instrument, (b) is irrevocable, and (c) is applied to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 and, as of this time, has not elected to measure financial instruments and other items at fair value that are not required to be measured at fair value.

In December 2007 the FASB issued Statement No. 141(R) "Business Combinations" (FAS 141(R)). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The impact of FAS No. 141R on the consolidated financial statements will depend upon the nature, terms and size of any acquisitions consummated after the effective date.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods.
FSP FAS 107-1 and APB 28-1 are effective for the interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS
165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 on issuance and it had no material impact on our consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 13, 2009, the date we issued these financial statements. (See Note 13, Subsequent Events).

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS
168). SFAS 168 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                              Three Months ended      Nine Months ended
                                   June 30,_ __           June 30, ___
                               2009        2008        2009        2008
Revenues:
   Transportation           $ 22,604      28,067      69,108      76,415
   Real estate                 5,486       6,071      17,603      18,702
                            $ 28,090      34,138      86,711      95,117
Operating profit
   Transportation           $  2,961       3,003       7,238       6,398
   Real estate                 2,237       3,055       7,905       9,343
   Corporate expenses           (911)     (1,070)     (3,267)     (5,746)
                            $  4,287       4,988      11,876       9,995


Identifiable assets                            June 30,    September 30,
                                                 2009          2008

   Transportation                             $ 37,571        45,214
   Discontinued Transportation Operations       11,238        17,297
   Real estate                                 191,702       187,239
   Cash items                                   12,181         7,778
   Unallocated corporate assets                  4,894         4,512
                                              $257,586       262,040

(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                               June 30,    September 30,
                                                 2009          2008
     5.6% to 8.6% mortgage notes
       due in installments through 2027         77,183        80,172
     Less portion due within one year            4,223         4,019
                                              $ 72,960        76,153

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement which was renewed on October 1, 2008 to extend the term until December 31, 2013 and to amend the loan covenants. The Revolver bears interest at a rate of 1.25% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.2% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations including limitations on paying cash dividends. Under the terms of this amended Revolver agreement, as of June 30, 2009, the full $37,000,000 amount of the line was available for borrowing and $37,732,000 of consolidated retained earnings was available for the payment of dividends. The Company was in compliance with all covenants as of June 30, 2009.

(5) Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Vulcan Materials Company (Vulcan). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.), Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million of which capital contributions of $1,375,000 have been made by each party as of June 30, 2009. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2009 and 2008 includes a loss of $5,000 and $20,000, respectively, representing the Company's equity in the loss of the joint venture.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):
                                        THREE MONTHS          NINE MONTHS
                                       ENDED JUNE 30,        ENDED JUNE 30,
                                        2009     2008         2009     2008

Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             3,044    3,024        3,039    3,034

Common shares issuable under
 share based payment plans
 which are potentially dilutive           79       90           75       96

Common shares used for diluted
 earnings per common share             3,123    3,114        3,114    3,130

Net income                           $  (402)   2,774        2,754    4,805

Earnings per common share
 Basic                               $  (.13)     .92          .91     1.58
 Diluted                             $  (.13)     .89          .88     1.54

For the three and nine months ended June 30, 2009, 20,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30 2008, 10,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2009 and 2008, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2008, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 258,600 at June 30, 2009.

Under provisions of SFAS 123R, the Company recorded the following stock compensation expense in its consolidated statement of income (in thousands):

                                    Three Months ended   Nine Months ended
                                        June 30,_         June 30,__
                                        2009    2008        2009    2008
Stock options issued prior
 to 123R adoption                      $  94      60         208     226
Stock options issued after
 123R adoption                            26       4          72       4
Restricted stock awards
 granted in 2006                          51      51         152     156
Annual director stock award                -       -         294     395
Shares repurchased in connection
 with previous CEO retirement              -       -           -     162
Modification to accelerate
 prior awards made in
 connection with CEO retirement            -       -           -     216
                                         171     115         726   1,159
Deferred income tax benefit               66      44         278     444
Stock compensation, net of tax         $ 105      71         448     715

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2008     232,080     $33.73       5.0     $ 3,900
  Granted                10,000     $73.35               $   305
  Exercised              10,550     $35.20               $   180
  Forfeited               1,100     $38.18               $    20
Outstanding at
 June 30, 2009          230,430     $35.36       4.5     $ 4,005
Exercisable at
 June 30, 2009          204,030     $31.17       4.0     $ 3,235
Vested during
 nine months ended
 June 30, 2009           13,200                          $   291

The aggregate intrinsic value of exercisable in-the-money options was $8,547,000 and the aggregate intrinsic value of all outstanding in-the-money options was $8,795,000 based on the market closing price of $72.93 on June 30, 2009 less exercise prices. Gains of $494,000 were realized by option holders during the nine months ended June 30, 2009. The realized tax benefit from options exercised for the nine months ended June 30, 2009 was $190,000. Total compensation cost of options granted but not yet vested as of June 30, 2009 was $678,000, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2008       6,200     $63.67       1.3     $   395
  Granted                     -     $    -               $     -
  Vested                  3,050     $63.67               $   194
  Forfeited                 200     $63.54               $    13
Outstanding at
 June 30, 2009            2,950     $63.68        .5     $   188

Total compensation cost of restricted stock granted but not yet vested as of June 30, 2009 was $102,000 which is expected to be recognized over a weighted-average period of six months.

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

(9) Concentrations. The transportation segment primarily serves customers in the petroleum, other liquid and dry bulk commodities, and construction industries in the Southeastern U.S. Petroleum and bulk commodities accounted for approximately 79% and construction customers accounted for approximately 21% of transportation segment revenues for the nine months ended June 30, 2009. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first nine months of fiscal 2009, the transportation segment's ten largest customers accounted for approximately 56.1% of the transportation segment's revenue. One of these customers accounted for 20.3% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $3,674,000 and $5,255,000 at June 30, 2009 and September 30, 2008 respectively.

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

(11) Fair Values of Financial Instruments. At June 30, 2009 and 2008, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items. The fair values of the Company's other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2009, the carrying amount and fair value of such other long-term debt was $77,183,000 and $71,736,000, respectively. At September 30, 2008, the carrying amount and fair value of other long-term debt was $80,172,000 and $78,839,000, respectively.

(12) Discontinued operations. In June 2009 the Company offered for sale its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Discussions progressed such that an agreement of sale was completed August 12, 2009 and closed August 13, 2009. Under the agreement, the Buyer purchased all of SunBelt's tractors and trailers, leased the Sunbelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase those Tennessee facilities at the end of the lease for payment of an additional $100,000. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each, secured by the assets of the business conveyed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). All periods presented have been restated accordingly.

A summary of discontinued operations is as follows:

                               Three months        Nine months
                              Ended June 30,      Ended June 30,

                               2009     2008       2009     2008
Revenue                     $ 5,849   11,923     18,391   31,232
Operating expenses            6,831   11,608     20,158   32,690
Income (loss) before taxes     (982)     315     (1,767)  (1,458)
Income taxes                    377     (121)       679      560
Income (loss) from
  discontinued operations   $  (605)     194     (1,088)    (898)

Loss on sale before taxes   $(3,263)       -     (3,263)       -
Income taxes                  1,253        -      1,253        -

Loss from pending sale of
  discontinued operations   $(2,010)       -     (2,010)       -

Total discontinued
operations and loss on sale $(2,615)     194     (3,098)    (898)


The components of the balance sheet are as follows:

					  	           June 30,     September 30,
						             2009            2008

Accounts receivable                    $  2,310           3,084
Inventories                                  86              78
Prepaid expenses                            696           1,146
Other assets                                 52              52
Deferred income taxes                       333               -
Property and equipment, net               7,761          12,937
Assets of discontinued operations      $ 11,238          17,297

Accounts payable                       $    312             730
Accrued payroll and benefits                535             697
Accrued liabilities, other                   39              68
Insurance reserves                        3,132           2,721
Deferred income taxes                     1,811           3,658
Liabilities of discontinued operations $  5,829           7,874

In the quarter ending September 30, 2009 the Company will recognize $261,000 in severance costs related to a change-in-control agreement triggered by the sale of SunBelt.

(13) Subsequent Events. See Note 12 regarding subsequent event. In addition the Company made the decision to discontinue use and place up for sale the corporate aircraft in July 2009 to reduce overhead expenses. The aircraft is included in net property, plant and equipment at $2.75 million at July 31, 2009. The Company will recognize a loss of $900,000 for the estimated write-down to fair value less cost to sell in the quarter ending September 30, 2009.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview - The Company has two business segments: transportation and real estate.

The Company's transportation business is conducted through Florida Rock & Tank Lines, Inc. ("Tank Lines") which operates in the
Southeastern United States. Tank Lines hauls petroleum and other bulk liquids and dry bulk commodities by tank trailers.

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

Discontinued Operation. In June 2009 the Company offered for sale its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Discussions progressed such that an agreement of sale was completed August 12, 2009 and closed August 13, 2009. Under the agreement, the Buyer purchased all of SunBelt's tractors and trailers, leased the Sunbelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase those Tennessee facilities at the end of the lease for payment of an additional $100,000. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each, secured by the assets of the business conveyed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). All periods presented have been restated accordingly.

Comparative Results of Operations for the Three Months Ended June
30, 2009 and 2008

Consolidated Results - Net loss for the third quarter of fiscal 2009 was $402,000 compared to net income of $2,774,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2009 were ($0.13) compared to $0.89 the same quarter last year. Increased loss from discontinued operations accounted for the majority of the decrease in earnings. Reduced miles driven in the transportation segment and lower fuel surcharges were mostly offset by improved insurance and loss experience and other cost management. The real estate segment's results were impacted by lower royalty revenues, increased depreciation and maintenance expense for new buildings that are not leased, and severance costs but were assisted by increased capitalization of property taxes and interest expense.

Transportation Results
                                     Three Months Ended June 30
(dollars in thousands)             ___2009     %      2008     %_

Transportation revenue             $ 20,796   92%    21,834   78%
Fuel surcharges                       1,808    8%     6,233   22%

Revenues                             22,604  100%    28,067  100%

Compensation and benefits             8,855   39%     9,707   35%
Fuel expenses                         3,443   15%     7,134   25%
Insurance and losses                  1,447    7%     1,914    7%
Depreciation expense                  1,633    7%     1,498    5%
Other, net                            2,282   10%     2,691   10%

Cost of operations                   17,660   78%    22,944   82%

Gross profit                       $  4,944   22%     5,123   18%

Transportation segment revenues were $22,604,000 in the third quarter of 2009, a decrease of $5,463,000 over the same quarter last year. Revenue miles in the current quarter were down 8.0% compared to the third quarter of 2008 due to the economic environment. Excluding fuel surcharges, revenue per mile increased 3.4% over the same quarter last year. The average price paid per gallon of diesel fuel decreased by $2.07 or 49.2% over the same quarter in fiscal 2008. Fuel surcharge revenue decreased $4,425,000.

The Transportation segment's cost of operations was $17,660,000 in the third quarter of 2009, a decrease of $5,284,000 over the same quarter last year. The Transportation segment's cost of operations in the third quarter of 2009 as a percentage of revenue was 78% versus 82% in the third quarter of 2008. Compensation and benefits decreased $852,000 or 8.8% compared to the same quarter last year due to the decrease in miles driven and lower driver turnover related pay. Fuel cost decreased $734,000 less than the decrease in fuel surcharge revenue due to less favorable recovery of fuel costs when the fuel price is lower. Insurance and losses decreased $467,000 due to the reduction in miles driven and improved loss experience partially offset by higher health insurance claims. Other expense decreased $409,000 primarily due to the decrease in miles driven, reduced vehicle maintenance, reduced hiring costs, and other cost management.

Real Estate Results
                                     Three Months Ended June 30
(dollars in thousands)             ___2009     %      2008     %_

Royalties and rent                 $  1,509   28%     1,935   32%
Developed property rentals            3,977   72%     4,136   68%

Total Revenue                         5,486  100%     6,071  100%

Mining and land rent expenses           538   10%       788   13%
Developed property expenses           2,711   49%     2,228   37%

Cost of Operations                    3,249   59%     3,016   50%

Gross profit                       $  2,237   41%     3,055   50%

Real Estate segment revenues for the third quarter of fiscal 2009 were $5,486,000, a decrease of $585,000 or 9.6% over the same quarter last year. Lease revenue from developed properties decreased $159,000 or 3.8% due to reduced occupancy. Royalties and rent decreased $426,000 or 22.0% due to decreased demand for mined tons and a $120,000 decrease in revenues from timber sales.

Real estate segment expenses increased $233,000 to $3,249,000 during the third quarter of fiscal 2009 compared to $3,016,000 for the same quarter last year. Developed property expenses increased $483,000 as a result of new buildings placed in service and severance costs. Mining and land rent expenses decreased $250,000 primarily due to capitalization of property taxes on property under development.

Consolidated Results

Gross Profit - Consolidated gross profit was $7,181,000 in the third quarter of fiscal 2009, a decrease of $997,000 or 12.2% compared to $8,178,000 in the same period last year. Gross profit in the transportation segment decreased $179,000 or 3.5% due to reduced miles driven and lower fuel surcharges mostly offset by improved insurance and loss experience and other cost management. Gross profit in the real estate segment decreased $818,000 or 26.8% from the third quarter 2008, due to decreased demand for tons mined, reduced occupancy of developed properties, increased cost from new buildings placed in service and severance costs partially offset by higher capitalization of real estate taxes.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $296,000 (9.3%) over the same quarter last year primarily due to amounts paid to the Company's prior CFO who retired in the same quarter last year.

Interest expense - Interest expense decreased $461,000 over the same quarter last year due to higher capitalized interest.

Income taxes - Income tax expense decreased $659,000 over the same quarter last year due to decreased earnings. Income tax expense for the quarter was reduced by $135,000 due to a reduction of liability for unrecognized tax benefits while the same quarter last year included a similar reduction of $165,000.

Income from continuing operations - Income from continuing operations was $2,213,000 or $.70 per diluted share in the third quarter of fiscal 2009, a decrease of 14.2% compared to $2,580,000 or $.83 per diluted share for the same period last year.

Discontinued operations - The after tax loss from discontinued operations for the third quarter of fiscal 2009 was $2,615,000 versus income of $194,000 for the same period last year. Diluted loss on discontinued operations for the third quarter of fiscal 2009 was $.83 compared to diluted earnings of $.06 in the third quarter of fiscal 2008. The third quarter of fiscal 2009 includes a loss on the sale of $2,010,000 after tax or $.64 per diluted share.

Net income - Net loss for the third quarter of fiscal 2009 was $402,000 compared to net income of $2,774,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2009 were ($0.13) compared to $0.89 the same quarter last year. Increased loss from discontinued operations accounted for the majority of the decrease in earnings. Reduced miles driven in the transportation segment and lower fuel surcharges were mostly offset by improved insurance and loss experience and other cost management. The real estate segment's results were impacted by lower royalty revenues, increased depreciation and maintenance expense for new buildings that are not leased, and severance costs but were assisted by increased capitalization of property taxes and interest expense.

Comparative Results of Operations for the Nine Months Ended June 30,
2009 and 2008

Consolidated Results - Net income for the first nine months of fiscal 2009 was $2,754,000 compared to net income of $4,805,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2009 were $.88 compared to $1.54 in fiscal 2008. Increased loss from discontinued operations accounted for the decrease in earnings. Reduced miles driven in the transportation segment were more than offset by increased revenue per mile, higher gains on equipment sales and cost management. The real estate segment's results were impacted by lower royalty revenues, increased depreciation and maintenance expense for new buildings that are not leased, and severance costs but were assisted by increased capitalization of property taxes and interest expense. Net income for the first nine months of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,541,000, net of income tax benefits, for the Company's former President and CEO, whose retirement was effective February 6, 2008.

Transportation Results
                                      Nine Months Ended June 30
(dollars in thousands)             ___2009     %      2008     %_

Transportation revenue             $ 61,661   89%    62,016   81%
Fuel surcharges                       7,447   11%    14,399   19%

Revenues                             69,108  100%    76,415  100%

Compensation and benefits            27,036   39%    27,983   37%
Fuel expenses                        11,156   16%    17,905   23%
Insurance and losses                  6,063    9%     6,323    8%
Depreciation expense                  4,928    7%     4,304    6%
Other, net                            6,399    9%     7,294   10%

Cost of operations                   55,582   80%    63,809   84%

Gross profit                       $ 13,526   20%    12,606   16%

Transportation segment revenues were $69,108,000 in the first nine months of 2009, a decrease of $7,307,000 over the same period last year. Revenue miles in the first nine months of fiscal 2009 were down 5.1% compared to the first nine months of 2008 due to the economic environment. Excluding fuel surcharges, revenue per mile increased 4.8% over the same period last year. The average price paid per gallon of diesel fuel decreased by $1.32 or 37.1% over the same period last year. Fuel surcharge revenue decreased $6,952,000.

The Transportation segment's cost of operations was $55,582,000 in the first nine months of 2009, a decrease of $8,227,000 over the same period last year. The Transportation segment's cost of operations in the first nine months of 2009 was 80% versus 84% in the first nine months of 2008. Compensation and benefits decreased $947,000 or 3.4% compared to the same period last year due to the decrease in miles driven. Fuel cost decreased $203,000 less than the decrease in fuel surcharge revenue due to less favorable recovery of fuel costs when the fuel price is lower. Insurance and losses decreased $260,000 due to the reduction in miles driven and improved loss experience partially offset by higher health insurance claims. Other expense decreased $895,000 due to the higher gains on equipment sales, the decrease in miles driven, and other cost management.

Real Estate Results
                                     Nine Months Ended June 30
(dollars in thousands)             ___2009     %      2008     %_

Royalties and rent                 $  4,963   28%     5,912   32%
Developed property rentals           12,640   72%    12,790   68%

Total Revenue                        17,603  100%    18,702  100%

Mining and land rent expenses         1,716   10%     2,312   12%
Developed property expenses           7,982   45%     7,047   38%

Cost of Operations                    9,698   55%     9,359   50%

Gross profit                       $  7,905   45%     9,343   50%

Real Estate segment revenues for the first nine months of fiscal 2009 were $17,603,000, a decrease of $1,099,000 or 5.9% over the same period last year. Lease revenue from developed properties decreased $150,000 or 1.2%. Royalties and rent decreased $949,000 or 16.1% due to decreased demand for mined tons.

Real estate segment expenses increased $339,000 to $9,698,000 during the first nine months of fiscal 2009 compared to $9,359,000 for the same period last year. Developed property expenses increased $935,000 as a result of new buildings placed in service and severance costs. Mining and land rent expenses decreased $596,000 primarily due to capitalization of property taxes on property under development.

Consolidated Results

Gross Profit - Consolidated gross profit was $21,431,000 in the first nine months of fiscal 2009, a decrease of $518,000 or 2.4% compared to $21,949,000 in the same period last year. Gross profit in the transportation segment increased $920,000 or 7.3% due to higher gains on equipment sales, increased revenue per mile, and cost management offsetting the reduced miles driven. Gross profit in the real estate segment decreased $1,438,000 or 15.4% from the first nine months of fiscal 2008, due to reduced demand for mined tons, expenses related to new building additions, and severance costs.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $2,399,000 over the same period last year. Fiscal year 2008 included $2,503,000 accrual of retirement benefits for the Company's previous President and Chief Executive Officer.

Gain from condemnation of land - Gain from condemnation of land was $2,507,000 in the first nine months of fiscal 2008 resulting from the taking by the Virginia Department of Transportation ("VDOT") of 28 acres on December 13, 2007. The Prince William County Property was purchased in December 2005 and the cost of the 28 acres taken by VDOT was $3,282,000.

Interest expense - Interest expense decreased $1,559,000 over the same period last year due to higher capitalized interest.

Income taxes - Income tax expense decreased $78,000 over the same period last year due to decreased earnings.

Income from continuing operations - Income from continuing operations was $5,852,000 or $1.88 per diluted share for the first nine months of fiscal 2009, an increase of 2.6% compared to $5,703,000 or $1.82 per diluted share for the same period last year.

Discontinued operations - The after tax loss from discontinued operations for the first nine months of fiscal 2009 was $3,098,000 compared to the after tax loss of $898,000 for the same period last year. Diluted loss per share on discontinued operations for the first nine months of fiscal 2009 was $1.00 compared to a loss of $.28 in the first nine months of fiscal 2008. The first nine months of fiscal 2009 includes a loss on the sale of $2,010,000 after tax or $.65 per diluted share.

Net income - Net income for the first nine months of fiscal 2009 was $2,754,000 compared to net income of $4,805,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2009 were $.88 compared to $1.54 in fiscal 2008. Increased loss from discontinued operations accounted for the decrease in earnings. Reduced miles driven in the transportation segment were more than offset by increased revenue per mile, higher gains on equipment sales and cost management. The real estate segment's results were impacted by lower royalty revenues, increased depreciation and maintenance expense for new buildings that are not leased, and severance costs but were assisted by increased capitalization of property taxes and interest expense. Net income for the first nine months of fiscal 2008 benefited from a gain on condemnation of land of $1,544,000, net of income taxes but was adversely impacted by the accrual of retirement benefits of $1,541,000, net of income tax benefits, for the Company's former President and CEO, whose retirement was effective February 6, 2008.

Liquidity and Capital Resources. For the first nine months of fiscal 2009, the Company used cash provided by operating activities of continuing operations of $18,462,000, proceeds from the sale of plant, property and equipment of $742,000, proceeds from the exercise of employee stock options of $371,000, excess tax benefits from the exercise of stock options of $77,000 and cash balances to purchase $3,064,000 in transportation equipment, to expend $9,762,000 in real estate development, to invest $350,000 in the Brooksville Joint Venture and to make $2,989,000 scheduled payments on long-term debt. Cash provided by operating activities of discontinued operations was $1,235,000, proceeds from the sale of plant, property and equipment of discontinued operations was $698,000 and transportation equipment of discontinued operations was purchased for $1,017,000. Cash increased $4,403,000.

In June 2009 the Company offered for sale its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Discussions progressed such that an agreement of sale was completed August 12, 2009 and closed August 13, 2009. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each, secured by the assets of the business conveyed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). All periods presented have been restated accordingly.

Cash flows from operating activities for the first nine months of fiscal 2009 were $4,805,000 higher than the same period last year primarily reflecting prepayment of Fiscal 2009 insurance premiums in September 2008 along with a reduction in accounts receivable due to lower revenues and lower days sales outstanding.

Cash flows used in investing activities for the first nine months of fiscal 2009 were $7,556,000 lower due to decreased purchases of equipment and land. Last year included $3,395,000 for the purchase of a corporate aircraft and $4,333,000 for the purchase of 118 acres in Carroll County, Maryland for future warehouse/office development.

Cash flows used in financing activities for the first nine months of fiscal 2009 were $3,070,000 lower than the same period last year due to an increase of $191,000 in mortgage payments and reduced stock options exercised by employees and the prior year including $4,388,000 for the repurchase of Company stock.

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement which was renewed on October 1, 2008 to extend the term until December 31, 2013 and to amend the loan covenants. The Revolver contains limitations including limitations on paying cash dividends. Under the terms of this amended Revolver agreement, as of June 30, 2009, the full $37,000,000 amount of the line was available for borrowing and $37,732,000 of consolidated retained earnings was available for the payment of dividends. The Company was in compliance with all covenants as of June 30, 2009.

The Company had $16,626,000 of irrevocable letters of credit outstanding as of June 30, 2009. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank. Substantially all of these are issued for workers' compensation and liability insurance retentions. If these letters of credit are not extended, the Company will have to find alternative methods of collateralizing or funding these obligations.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of June 30, 2009, $5,625,000 was authorized for future repurchases of common stock. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $625,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods.
FSP FAS 107-1 and APB 28-1 are effective for the interim reporting periods ending after June 15, 2009. The Company FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 13, 2009, the date we issued these financial statements. (See
Note 13, Subsequent Events).

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Vulcan Materials Company (Vulcan). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million of which capital contributions of $1,375,000 have been made by each party as of June 30, 2009. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2009 and 2008 includes a loss of $5,000 and $20,000, respectively, representing the Company's equity in the loss of the joint venture.

Summary and Outlook. The flatbed and dry bulk tank portions of the transportation segment continue to face poor freight demand from the housing and commercial construction downturns. During the first six months of fiscal 2009, increased revenue per mile in the transportation segment and lower fuel expenses offset reduced demand for flatbed trucking services. However, the comparison was to a weak first half of the prior year. Business picked up in the second half of last year and comparable increases did not occur in the third quarter and are not anticipated during the next months. In the real estate segment, revenues from mining royalties are expected to be down versus the prior year. Revenues from the leasing of developed buildings likewise are expected to weaken from existing levels as our three new buildings brought into service in the past twelve months continue to contribute no revenue (but now add their fair share of depreciation and maintenance expense) and expiring leases, if renewed, will entail rent concessions from the existing levels. Prospective tenants for vacant space are significantly fewer than in the past few years, competition for their contracts are more intense and rental rates continue to decline from existing levels. The Company is not presently engaged in the construction of any new buildings.

On March 23, 2009, the Company's tank line subsidiary entered into an agreement to sell approximately 1.5 acres of land located in Escambia County, Florida for $1,950,000. The agreement of sale was subject to certain contingencies, including the satisfactory completion of the buyer's inspection period. The buyer elected to terminate the agreement on August 3, 2009.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,265,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including government approvals and closing may be two or more years away. The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow including $650,000 in March 2009. Preliminary zoning approval for the number of residential units originally contemplated under the agreement's pricing contingencies has now been received and the time for any appeals from that approval expired during the last days of July 2009.

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

As of June 30, 2009, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first nine months that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




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

August 13, 2009            PATRIOT TRANSPORTATION HOLDING, INC.


                           John D. Baker II
                           John D. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
EXHIBIT INDEX



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