Form 10-K
period 2009-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2009-12-03
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2009
	OR
   [ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	Commission file number 33-26115

	PATRIOT TRANSPORTATION HOLDING, INC.
	(Exact name of registrant as specified in its charter)

FLORIDA							    59-2924957
State or other jurisdiction of			 	 (I.R.S. Employer
incorporation or organization			     Identification No.)

501 Riverside Ave. Ste 500, Jacksonville, Florida		     32202
(Address of principal executive offices)			  (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

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

Large accelerated filer[ ]                  Accelerated filer[X]

Non-accelerated filer[ ]                    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes         No   X

The number of shares of the registrant's stock outstanding as of November 25, 2009 was 3,053,036. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2009, the last day of business of our most recently completed second fiscal quarter, was $79,731,273. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2009 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2009 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; levels of construction activity in the markets served by our mining properties; fuel costs and the Company's ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

Our transportation business is conducted through Florida Rock &
Tank Lines, Inc. ("Tank Lines") which operates in the Southeastern United States. Tank Lines hauls petroleum and other bulk liquids and dry bulk commodities by tank trailers.

The Company's real estate activities are conducted through two wholly owned subsidiaries: Florida Rock Properties, Inc.
("Properties") and FRP Development Corp. ("Development").

Properties owns mining properties and other properties held for investment or future development. Development owns, manages and develops commercial warehouse/office rental properties in the Baltimore-Washington-Northern Virginia area. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

Transportation. The transportation segment primarily serves customers in the petroleum industries in the Southeastern U.S.

During fiscal 2009, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Dalton, Macon and Savannah, Georgia; Knoxville, Tennessee; Montgomery, Alabama; and Wilmington, North Carolina.

Tank Lines has from two to six major tank truck competitors in each of its markets. Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2009, the transportation segment's ten largest customers accounted for approximately 63.6% of the transportation segment's revenue. One of these customers, Murphy Oil Corporation, accounted for 24.7% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

During fiscal 2009, the transportation group purchased 24 new tractors and 4 trailers. In fiscal 2008 and 2007, the Company purchased 137 new tractors accelerating its normal tractor replacement cycle in response to stricter engine emission standards on new trucks.

Our fiscal 2010 capital budget includes 68 new tractors and 20 new trailers including binding commitments to purchase 65 tractors at September 30, 2009. Maintaining a modern fleet has resulted in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2009, the Company owned and operated a fleet of 394 trucks and 516 trailers plus 2 additional trucks that were being prepared for sale.

Real Estate. We own real estate in Florida, Georgia, Virginia, Maryland, Delaware and Washington, D.C. The real estate owned generally falls into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) land with construction aggregates deposits, a substantial portion of which is leased to Vulcan Materials Company under long-term mining royalty agreements; and (iii) land held for future appreciation or development. Real estate revenues in fiscal 2009 were divided approximately 72% from rentals on developed properties and 28% from mining royalties.

A significant part of our real estate strategy has been to develop high quality, flexible warehouse/office space. Average occupancy for the fiscal year for buildings in service more than 12 months was 90.7%. At September 30, 2009, 75.1% of the total warehouse/office portfolio of approximately 2.8 million square feet was occupied.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

Relationship with Vulcan Materials Company. The Company was spun off from Florida Rock Industries, Inc. ("FRI") in 1986. FRI merged with Vulcan Materials Company ("Vulcan") in November 2007. Nearly all of our mining properties are leased to Vulcan under long-term mining leases entered into in the 1980s. We haul diesel fuel and cement for the Florida Rock Division of Vulcan. We also are a party to a joint venture agreement with Vulcan to develop approximately 4,300 acres of property located near Brooksville, Florida.

Vulcan accounted for approximately 19.8% of our real estate revenues and 1.8% of our transportation revenues for fiscal 2009.
On a consolidated basis, Vulcan accounted for 5.5% of our fiscal
2009 revenues.

Segment Information.  The Company has two business segments:
transportation and real estate. Industry segment information is presented in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2009 Annual Report to Shareholders and is incorporated herein by reference.

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

Employees. The Company employed 736 people in its transportation group, 16 people in its real estate group and 9 people in its corporate offices at September 30, 2009.

Company Website. The Company's website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age        Office           	Position Since

Edward L. Baker      74  Chairman of the Board    May   3, 1989

John D. Baker II     61  President & Chief        Feb.  7, 2008
                          Executive Officer
David H.
 deVilliers, Jr.     58  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

John D. Milton, Jr.  64  Exec. Vice President,    June 16, 2008
                          Treasurer, Secretary
                          and Chief Financial
                          Officer

John D. Klopfenstein 46  Controller and Chief	  Feb. 16, 2005
                          Accounting Officer

Robert E. Sandlin    48  President of Florida     March 1, 2003
                         Rock & Tank Lines, Inc.

All of the above officers have been employed in their respective positions for the past five years except as follows: John D. Baker II served as President and Chief Executive Officer of Florida Rock Industries, Inc. from 1996 to November 2007; John D. Milton, Jr. served as Executive Vice President and Chief Financial Officer of Florida Rock Industries, Inc. from 2001 to November 2007; and John
D. Klopfenstein served as Director, Business Development and Planning of the Company, from June 2003 to February 2005, and as Manager, Corporate Development of the Company, from July 1996 to May 2003.



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

We face significant uncertainty regarding the continued demand for our transportation services during the current economic climate. The transportation segment produces approximately 80% of our gross revenues and 65% of our gross profit. The current economic climate could adversely affect the demand for our transportation services. These adverse economic conditions may result in reductions in our revenue, increased price competition and increased operating costs, which could have an adverse effect our business, results of operation and financial condition.

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

Our business may be adversely affected by seasonal factors and harsh weather conditions.
Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically face increased demand for fuels delivery services in Florida during the spring months. Our real estate group is adversely affected by reduced construction activity during periods of inclement weather. These factors can cause our operating results to fluctuate from quarter to quarter. An occurrence of unusually harsh or long-lasting inclement weather such as hurricanes, tornadoes and heavy snowfalls could have an adverse effect on our operations and profitability.

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

We face difficulty in recruiting and retaining qualified drivers. In some years the transportation industry has had difficulty attracting and retaining qualified drivers (including independent contractors), and competition for drivers sometimes can be intense.
 To compete for drivers, we may be forced to increase driver compensation. We cannot be certain that we could pass along the increased compensation costs to our customers. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to suffer downtime and lost revenue miles.

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

The loss of one of our major transportation customers could have a materially adverse effect on our business.
A significant portion of our transportation revenue is generated from our major customers. For 2009, our top 10 customers, based on revenue, accounted for approximately 63.6% of our transportation segment's revenue and one customer accounted for 24.7% of the segment's revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Uninsured losses could significantly reduce our earnings.
We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We also are responsible for our legal expenses relating to such claims. We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Also, there are some types of losses such as from hurricanes, terrorism, wars, or earthquakes where insurance is limited and/or not economically justifiable. If an uninsured loss occurs, we could lose both the invested capital and anticipated revenues. We accrue currently for estimated incurred losses and expenses. We periodically evaluate and adjust our claims accrued liability to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our accrued amounts.

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

We may be unable to renew leases or relet space as leases expire. When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2009, leases at our properties representing approximately 12%, 10% and 10% of the total square footage of buildings completed prior to September 2009 were scheduled to expire in fiscal year 2010, 2011 and 2012, respectively.

We may be unable to lease newly constructed space.
We completed two buildings in September 2008 comprising 135,872 square feet and a third building in April 2009 with 148,425 square feet. At present, none of this newly constructed space is occupied. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.
We have ten buildings in our business parks that are single-tenant occupied representing 43% of developed property rentals under long-term leases. We have eight other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow.

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

As of September 30, 2009, we had outstanding non-recourse mortgage indebtedness of $76,153,000, secured by developed real estate properties having a carrying value of $80,656,000.

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

Construction costs may be higher than anticipated.
Our long-term business plan includes a number of construction projects. The construction costs of these projects may exceed original estimates and possibly make the completion of a property uneconomical. Building material commodity shortages, construction delays/stoppages and/or rapidly escalating construction costs may out-pace market rents, adversely affecting profits. The market environment and existing lease commitments may not allow us to raise rents to cover these higher costs.

Certain shareholders have effective control of nearly a majority of our common stock and likely will control the outcome of any shareholder vote.
As of November 25, 2009, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 45% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

Our charter and bylaws contain anti-takeover provisions that may hinder a takeover or negatively affect our stock price.
Our articles of incorporation and bylaws contain several provisions that may make it more difficult and expensive for a third party to acquire control of us without the approval of our board of directors. Our articles of incorporation and bylaws contain provisions dividing our board of directors into four classes of directors serving four-year terms and providing that directors may only be removed for cause. Our articles of incorporation also provide that our shareholders can take action only at a duly called annual or special meeting of shareholders and require a supermajority vote to approve certain matters. In addition, our board of directors is authorized to issue additional shares of common stock or preferred stock and to determine the rights and preferences of any shares of preferred stock to be issued.

Our cash and cash equivalents at times exceed FDIC insurance limits exposing us to possible losses.
In the current financial climate, the Company is monitoring the financial stability of its lending banks as well as its depository institutions. At present the Company does not foresee the necessity for changing any of these relationships but will continue to monitor conditions particularly with respect to the depository for its liquid funds. The Company places its cash and cash equivalents with high credit quality institutions. At times such amounts may exceed FDIC insurance limits.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Virginia, Washington, D.C., Delaware and Maryland.

Real Estate Segment Properties. Principal properties held by the
Real Estate segment are discussed below under the captions
Developed Properties, Future Planned Development, Construction
Aggregates Properties, and Other Properties.

At September 30, 2009 certain developed real estate properties having a carrying value of $80,656,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $76,153,000. In addition, certain other properties having a carrying value at September 30, 2009 of $98,000 were encumbered by $1,300,000 of industrial revenue bonds that are the liability of Vulcan. Vulcan has agreed to pay such debt when due (or sooner if Vulcan cancels its lease of such property), and further has agreed to indemnify and hold harmless the Company on account of such debt.

Developed Properties. At September 30, 2009, the Company owned 11 developed parcels of land containing 261 usable acres in the Mid-
Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres. A total of 504,740 square feet existed on the property at the beginning of 2008 and it is 97% occupied. Construction of the final building with 66,398 square feet of office space was completed September 30, 2008. The addition of this as yet unoccupied building resulted in a decline in average occupancy from 97% to 86%.

2) Lakeside Business Park in Harford County, Maryland consists of 84 usable acres. Eight warehouse/office buildings, totaling 745,297 square feet, were in place at the beginning of 2009 and are 100% occupied. Construction of the ninth building with 148,425 warehouse/office space was completed in April 2009. The addition of this as yet unoccupied building resulted in a decline in average occupancy from 100% to 83%. The remaining 14 acres are available for future development and have the potential to offer an additional 210,230 square feet of comparable product.

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

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 71% leased.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 70% leased.

9) 100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 303,006 square feet of warehouse/office space, which is 8% leased. Chrysler and General Motors plant closings have reduced demand for space in this market. The remaining 8.8 acres are available for future development and have the potential to offer an additional 93,600 square feet of comparable product.

10) 1187 Azalea Garden Road in Norfolk, Virginia contains approximately 12 acres with 188,093 square feet of warehouse/office space, which is 100% leased.

11) Windlass Run Business Park in Baltimore County, Maryland contains 69,474 square feet of warehouse/office space completed September 30, 2008. The building is as yet unoccupied. This building is contained within a larger parcel containing approximately 42 acres when complete is estimated to include 519,824 square feet of total build-out.

Future Planned Developments. At September 30, 2009 the Company owned the following future development parcels:

1) Windlass Run Residential (previously Bird River), located in southeastern Baltimore County, Maryland, is a 121 acre tract of land adjacent to and west of our Windlass Run Business Park. The property was rezoned in September 2007 to allow for additional density and plans are being pursued to obtain an appropriate product mix. In July 2008, the Company entered into an agreement to sell the property. The purchase price for the property is $25,265,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including government approvals and the closing may be two or more years away. The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow. Preliminary approval for the development as originally contemplated under the agreement's pricing contingencies has now been received and the time for any appeals from that approval expired during the last days of July 2009.

2) Patriot Business Park, located in Prince William County,
Virginia, is a 73 acre tract of land which is immediately adjacent to the Prince William Parkway providing access to I-66. The
Company plans to develop and lease approximately 733,650 square feet of warehouse/office buildings on the property. Land development efforts commenced in the summer of 2008 but were placed on hold in April 2009.

3) Brooksville Quarry LLC. On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. The Company currently expects that the outcome will be resolved within the next year.

4) Anacostia River. The Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the recently opened Washington Nationals Baseball Park. The Company also owns a nearby 2.1 acre tract on the same bank of the Anacostia River. Currently, the 5.8 acre tract is leased to a subsidiary of Vulcan Materials Company under a short-term lease. In May 2008, the Company received final approval from the Zoning Commission of the District of Columbia of its planned unit development application. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail space and approximately 569,600 square feet of additional space for residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. In November 2009, the Company received a two-year extension for commencement of this project, moving the construction commencement date to June 2013. The Company sought this extension because of negative current market indications.

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

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 2009, a substantial portion of which are leased to Vulcan.

                                             Tons of
                                Tons Sold   Estimated
                                 in Year     Reserves
                                  Ended         at
                                 9/30/09     9/30/09  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns seven
 locations currently being
 mined in Grandin,  Keuka,
 Newberry, Florida; Columbus,
 Macon, and Tyrone, Georgia;
 and Manassas, Virginia.          5,413      350,929       10,423

The Company owns six locations
 not currently being mined in
 Ft. Myers, Gulf Hammock,
 Airgrove/Lake County(temporary),
 Marion County, Astatula/Lake
 County, Florida; and
 Forest Park, Georgia.               52       95,230        5,454

These figures exclude Brooksville, Florida as the property was transferred October 4, 2006 to a joint venture with Vulcan for development. Brooksville tons sold in fiscal 2009 were 351,000 and estimated reserves were 6,651,000 at September 30, 2009.

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


Item 3.  LEGAL PROCEEDINGS.

Note 12 to the Consolidated Financial Statements included in the accompanying 2009 Annual Report to Shareholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

There were approximately 543 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2009. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 6 of the Company's 2009 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2009 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

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


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2009
Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 7 through 13 of the Company's 2009 Annual Report to Shareholders and such information is incorporated herein by reference.


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

For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company did not have any variable rate debt outstanding at September 30, 2009. The following table provides information about the Company's long-term debt (dollars in thousands):

                                                         There           Fair
Liabilities:      2010    2011    2012    2013    2014   after   Total   Value

Scheduled


maturities of
long-term debt:

Fixed Rate     $ 4,293  $4,588  $4,902  $5,239  $5,308 $51,823 $76,153 $72,750
Average
 interest rate    6.4%    6.3%    6.3%    6.3%    6.3%    6.3%


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 6 and on pages 14 through 26 of the Company's 2009 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2009, as stated in their report which appears in Item 8.

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Structure and Committee Membership
- Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2009.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Board Structure and Committee Membership - Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2009.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2009.


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
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          237,930       $36.70       241,000

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 237,930       $36.70       241,000


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the caption "Related Party Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2009.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions "Independent Auditor" and "Ratification of Independent Registered Certified Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2009.





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

                                 Patriot Transportation Holding, Inc.


Date:  December 2, 2009      By  JOHN D. BAKER II
                                 John D. Baker II
                                 President and Chief Executive
                                 Officer (Principal Executive Officer)



                             By JOHN D. MILTON, JR._____________
                                John D. Milton, Jr.
                                Executive Vice President, Treasurer,
                                Secretary and Chief Financial Officer
                                (Principal Financial Officer)


                             By JOHN D. KLOPFENSTEIN____________
                                John D. Klopfenstein
                                Controller and Chief Accounting
                                Officer(Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 2, 2009.



JOHN D. BAKER II                              CHARLES E. COMMANDER III______
John D. Baker II                              Charles E. Commander III
Director, President, and Chief                Director
Executive Officer
(Principal Executive Officer)
                                              LUKE E. FICHTHORN III	 _____
                                              Luke E. Fichthorn III
JOHN D. MILTON, JR.           ___             Director
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial                 ROBERT H. PAUL III        	_
Officer(Principal Financial Officer)          Robert H. Paul III
                                              Director

JOHN D. KLOPFENSTEIN ____________
John D. Klopfenstein                          H. W. SHAD III_________________
Controller and Chief Accounting               H. W. Shad III
Officer (Principal Accounting Officer)        Director


EDWARD L. BAKER__________________             MARTIN E. STEIN, JR.___________
Edward L. Baker                               Martin E. Stein, Jr.
Chairman of the Board                         Director


JOHN E. ANDERSON_________________             JAMES H. WINSTON_______________
John E. Anderson                              James H. Winston
Director                                      Director


THOMPSON S. BAKER II_	________
Thompson S. Baker II
Director





	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
	EXHIBIT INDEX
	[Item 14(a)(3)]

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

(10)(g)(2)		Patriot Transportation Holding, Inc. 2006 Stock Incentive
Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December 29, 2005. File No.
33-26115.

(10)(h)        	Amended and Restated Revolving Credit Agreement dated
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

(10)(j)		Letter of Credit Facility between Patriot Transportation
Holding, Inc. and SunTrust Bank, N.A. dated February 16, 2005, incorporated by reference to the Company's Form 8-K dated
February 16, 2005. File No. 33-26115.

(10)(k) 		Joint Venture Agreement between Florida Rock Industries, Inc.
and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended
September 30, 2006. File No. 33-26115.

(10)(l)		Letter Agreement between the Company and David H.
deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
File No. 33-26115.

(10)(m)		Letter Agreement between the Company and Robert E.
Sandlin, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No.
33-26115.

(10)(n)		Letter Agreement between the Company and John D.
Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File
No. 33-26115.

(10)(o) 		Agreement of Sale between FRP Bird River, LLC. and Mackenzie
Investment Group, LLC. and related amendments, incorporated by reference to an exhibit filed with Form 10-K for the year
ended September 30, 2009. File No. 33-26115.

(13)	            The Company's 2009 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2009 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December
4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File
No. 33-26115.

(21)	Subsidiaries of Registrant at September 30, 2009:  Florida
Rock & Tank Lines, Inc. (a Florida corporation); Florida Rock Properties, Inc. (a Florida corporation); FRP Development
Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); FRTL, Inc. (a Florida corporation);
SunBelt Transport, Inc. (a Florida corporation); Oz LLC(a
Maryland limited liability company); 1502 Quarry, LLC(a
Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company).

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



                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2009
    and 2008                                                   13(a)

  For the years ended September 30, 2009, 2008 and 2007:
    Consolidated statements of income                          12(a)
    Consolidated statements of cash flows                      14(a)
    Consolidated statements of shareholders' equity            15(a)
	and comprehensive income

  Notes to consolidated financial statements                16-23(a)

  Report of Independent Registered Certified Public
    Accounting Firm                                         25-26(a)

  Selected quarterly financial data (unaudited)                 6(a)

Consent of Independent Registered Certified Public
  Accounting Firm                                              30(b)

Report of Independent Registered Certified Public
  Accounting Firm on Financial Statement Schedules             30(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        31(b)

III - Real estate and accumulated depreciation and
  depletion                                            32-33(b)

(a)		Refers to the page number in the Company's 2009 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.





                                                      Exhibit 23


CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-55132, 333-125099 and 333-131475) of
Patriot Transportation Holding, Inc. of our report dated December 2, 2009 relating to the consolidated financial statements and the effectiveness of Patriot Transportation Holding, Inc's internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 2, 2009, relating to the financial statement schedules, which appear in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia
December 2, 2009

____________________



REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements referred to in our report dated December 2, 2009 appearing in the 2009 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia
December 2, 2009


____________________





                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

                              ADDITIONS    ADDITIONS
                   BALANCE    CHARGED TO   CHARGED TO                  BALANCE
                   AT BEGIN.  COST AND     OTHER                       AT END
                   OF YEAR    EXPENSES     ACCOUNTS     DEDUCTIONS     OF YEAR

Year Ended
September 30, 2009:

Allowance for
 doubtful accounts $  264,999 $   165,702  $       -    $   234,684(a) $  196,017
Accrued risk
 insurance         $8,215,064 $ 3,546,297  $       -    $ 3,464,304(b) $8,297,057
Accrued health
 insurance          1,125,160   3,772,482     44,934(c)   3,879,250(b)  1,063,326
Totals -
 insurance         $9,340,224 $ 7,318,779  $  44,934    $ 7,343,554    $9,360,383

Year Ended
September 30, 2008:

Allowance for
 doubtful accounts $  206,868 $   146,375  $       -    $    88,244(a) $  264,999
Accrued risk
 insurance         $7,611,683 $ 3,914,380  $       -    $ 3,310,999(b) $8,215,064
Accrued health
 insurance          1,071,216   3,742,041     (8,727)(c)  3,679,370(b)  1,125,160
Totals -
 insurance         $8,682,899 $ 7,656,421  $  (8,727)   $ 6,990,369    $9,340,224

Year Ended
September 30, 2007:

Allowance for
 doubtful accounts $  359,227 $   (22,155) $       -    $   130,204(a) $  206,868
Accrued risk
 insurance         $8,208,570 $ 2,319,782  $       -    $ 2,916,669(b) $7,611,683
Accrued health
 insurance          1,192,939   3,662,082   (142,628)(c)  3,641,177(b)  1,071,216
Totals -
 insurance         $9,401,509 $ 5,981,864  $(142,628)   $ 6,557,846    $8,682,899






(a) Accounts written off less recoveries
(b) Payments
(c) Other comprehensive income (ASC Topic 715).



                   PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                        DEPLETION (dollars in thousands)
                             SEPTEMBER 30, 2008
			                Cost capi-  Gross amount		 Year		 Deprecia-
	       Encumb-  Initial cost     talized      at which	  Accumulated	  Of	 Date	 tion Life
County	       rances	    to	        subsequent   carried at	  Depreciation	Constr-	Acquired Computed
		         Company	to acqui-   end of period		 tion		   on:
			                 sition	         (a)
Construction Aggregates
Alachua, FL	        $  1,442	$     0	    $    1,442	     $   118	  n/a	  4/86	   unit
Clayton, GA		     369	      0	           369	           5	  n/a	  4/86	   unit
Fayette, GA	       	     685	      0	           685	          60	  n/a  	  4/86	   unit
Lake, FL		     403	      0	           403	         146 	  n/a 	  4/86	   unit
Lee, FL		           4,690	      6	         4,696	           6	  n/a	  4/86	   unit
Monroe, GA		     792	      0	           792	         271	  n/a	  4/86	   unit
Muscogee, GA		     369	    (45)	   324	         207 	  n/a	  4/86	   unit
Prince Wil. VA		     299	      0	           299	         299	  n/a	  4/86	   unit
Putnam, FL                15,002             32         15,034         4,032      n/a     4/86     unit
	              0   24,051	     (7)	24,044	       5,144
Other Rental Property
Wash D.C.		   2,956 	 11,822	        14,778         2,716      n/a	  4/86    15 yr.
Wash D.C.                  3,811              0          3,811             0      n/a    10/97
Putnam, FL		     302             19            321           303      n/a     4/86     5 yr.
Spalding, GA                  20              0             20             0      n/a     4/86
Lake, FL		   1,083	      0	         1,083	         968   	  n/a	  4/86	   unit
Marion, FL	           1,180	      4	         1,184	         599	  n/a	  4/86	   unit
	              0    9,352         11,845         21,197         4,586
Commercial Property
Baltimore, MD	  2,351	     439	  3,841	         4,280	       2,135	 2009    10/89	  39 yr.
Baltimore, MD	  5,853	     950	  6,422	         7,372	       3,423	 2009    12/91	  39 yr.
Baltimore, MD	  2,005	     690	  2,837	         3,527	         946	 2000	  7/99	  39 yr.
Baltimore, MD	      0    5,634	 11,955	        17,589	         137	 2009    12/02	  39 yr.
Duval, FL	      0	   2,416	    529	         2,945	       2,646	  n/a	  4/86	  25 yr.
Harford, MD	  1,936	      31	  3,826	         3,857	       1,439	 1998	  8/95	  39 yr.
Harford, MD	  3,455	      50	  5,552	         5,602	       1,623	 1999	  8/95	  39 yr.
Harford, MD	  4,971	      85	  6,665	         6,750	       2,290	 2001	  8/95	  39 yr.
Harford, MD	      0       92	  1,479	         1,571	           0	  n/a	  8/95	  39 yr.
Harford, MD	  3,668	      88	 10,133	        10,221	       2,144	 2007	  8/95	  39 yr.
Harford, MD	  2,829	     155	 11,500	        11,655	       1,671	 2009	  8/95	  39 yr.
Howard, MD	  2,872	   2,859	  4,364	         7,223	       3,044	 2009	  9/88	  39 yr.
Howard, MD	  1,812	   2,473	    922	         3,395	         936	 2006	  3/00	  39 yr.
Anne Arun, MD	  1,822	     715	  7,740	         8,455	       4,363	 2009	  9/88	  39 yr.
Anne Arun, MD	 10,277	     950	 13,055	        14,005	       2,555	 2005	  5/98	  39 yr.
Anne Arun, MD	  9,767	   1,525	 10,762	        12,287	       1,419	 2005	  8/04	  39 yr.
Anne Arun, MD	  4,692	     737	  5,163	         5,900	         564	 2006 	  1/03	  39 yr.
Anne Arun, MD         0        0            147            147             0     2009      n/a    15 yr.
Anne Arun, MD         0	     667          6,798          7,465           264	 2008 	  7/07	  39 yr.
Norfolk, VA	  6,522	   7,512	      0	         7,512	       1,112	  n/a    10/04	  39 yr.
Prince Wil. VA	      0	   7,324	  6,069	        13,393	           0	  n/a    12/05	  39 yr.
Newcastle Co. DE 11,321	  11,559	  1,222	        12,781	       1,892	 2009 	  4/04	  39 yr.
Carroll, MD           0	   4,720	    923	         5,643	           0	  n/a	  3/08	    n/a
                 76,153	  51,671        121,904	       173,575	      34,603

Investment Property        2,451            318          2,769           646      n/a     4/86      n/a

GRAND
   TOTALS       $76,153  $87,525       $134,060	      $221,585       $44,979

 (a)  The aggregate cost for Federal income tax purposes is $205,346.



               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007
                          (In thousands)

                                          2009          2008         2007

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $210,919       190,030      184,735

Additions during period:
  Amounts capitalized                    10,800        24,221        5,295

Deductions during period:
  Cost of real estate sold                  (45)       (3,326)           -
  Other (abandonments)                      (89)           (6)           -

Balance at close of period             $221,585       210,919      190,030

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 40,578        36,539       33,671

Additions during period:
  Charged to cost & expense               4,446         4,045        2,868

Deductions during period:
  Real estate sold                          (45)           (6)            -

Balance at close of period              $44,979        40,578       36,539