Form 10-Q
period 2009-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2010-02-03
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2009

						or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2009:
3,054,996 shares of $.10 par value common stock.




PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2009



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  21

Item 4.  Controls and Procedures                                      21


Part II.  Other Information

Item 1A. Risk Factors                                                 22

Item 6.  Exhibits                                                     22

Signatures                                                            23

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               25

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              28





Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; levels of construction activity in the markets served by our mining properties; fuel costs and the Company's ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition in our markets; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                              December 31,     September 30,
Assets                                                  2009             2009
Current assets:
 Cash and cash equivalents                          $ 12,280           15,803
 Accounts receivable (including related party of
  $417 and $336 and net of allowance for doubtful
  accounts of $99 and $110, respectively)              5,912            5,286
 Notes receivable                                      1,177            1,158
 Inventory of parts and supplies                         682              616
 Deferred income taxes                                   104              104
 Prepaid tires on equipment                            1,237            1,211
 Prepaid taxes and licenses                            1,150            1,703
 Prepaid insurance                                     1,620            2,390
 Prepaid expenses, other                                 102               93
 Assets of discontinued operations                     1,497            1,519
  Total current assets                                25,761           29,883

Property, plant and equipment, at cost               292,298          289,336
Less accumulated depreciation and depletion           92,624           90,323
  Net property, plant and equipment                  199,674          199,013
Real estate held for investment, at cost               6,933            6,933
Investment in joint venture                            7,090            6,858
Goodwill                                               1,087            1,087
Notes receivable                                       5,339            5,647
Unrealized rents                                       3,363            3,346
Other assets                                           3,961            4,087
Total assets                                        $253,208          256,854

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  2,151            2,822
 Federal and state income taxes payable                1,348            2,355
 Accrued payroll and benefits                          3,032            4,945
 Accrued insurance                                     3,033            3,190
 Accrued liabilities, other                              936            1,102
 Long-term debt due within one year                    4,366            4,293
 Liabilities of discontinued operations                3,375            3,660
  Total current liabilities                           18,241           22,367
Long-term debt, less current portion                  70,741           71,860
Deferred income taxes                                 15,679           15,679
Accrued insurance                                      2,950            2,995
Other liabilities                                      1,480            1,545
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,054,996 and 3,053,036 shares issued
  and outstanding, respectively                          306              305
 Capital in excess of par value                       36,231           35,858
 Retained earnings                                   107,561          106,226
 Accumulated other comprehensive income, net              19               19
  Total shareholders' equity                         144,117          142,408
Total liabilities and shareholders' equity          $253,208          256,854
See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                                          THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                        2009       2008
Revenues:
  Transportation                                      $22,081     24,982
  Real estate                                           5,419      5,862
Total revenues (including revenue from related
  parties of $1,471 and $1,615, respectively)          27,500     30,844

Cost of operations:
  Transportation                                       18,230     20,343
  Real estate                                           3,178      3,177
Total cost of operations                               21,408     23,520

Gross profit:
  Transportation                                        3,851      4,639
  Real estate                                           2,241      2,685
Total gross profit                                      6,092      7,324

Selling, general and administrative expense             3,050      3,293

Operating profit                                        3,042      4,031

Interest income and other                                 115         25
Equity in loss of joint venture                            (1)        (5)
Interest expense                                       (1,026)      (866)

Income before income taxes                              2,130      3,185
Provision for income taxes                               (818)    (1,242)
Income from continuing operations                       1,312      1,943

Income (loss) from discontinued operations, net            24       (196)

Net income                                           $  1,336      1,747

Earnings per common share:
 Income from continuing operations -
  Basic                                              $    .43        .64
  Diluted                                            $    .42        .63
 Discontinued operations (Note 11) -
  Basic                                              $    .01       (.06)
  Diluted                                            $    .01       (.07)

Net income - basic                                   $    .44        .58
Net income - diluted                                 $    .43        .56

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share                      3,051      3,033
  -diluted earnings per common share                    3,137      3,108


See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                   (In thousands)
                                    (Unaudited)
                                                              2009      2008

Cash flows from operating activities:
 Net income                                                $ 1,336     1,747
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  2,920     3,191
   Equity in loss of joint venture                               1         5
   (Gain) on sale of equipment                                 (43)      (84)
   (Income) loss from discontinued operations, net             (24)      196
   Stock-based compensation                                    247       131
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (626)    2,084
    Inventory of parts and supplies                            (66)      188
    Prepaid expenses and other current assets                1,288       932
    Other assets                                               (42)      109
    Accounts payable and accrued liabilities                (2,907)   (3,759)
    Income taxes payable                                    (1,007)    1,114
    Long-term insurance liabilities and other long-term
     liabilities                                              (110)       19
Net cash provided by operating activities of
  continuing operations                                        967     5,873
Net cash (used in) provided by operating activities of
  discontinued operations                                     (239)    1,824
Net cash provided by operating activities                      728     7,697

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (2,479)   (2,575)
 Purchase and development of real estate group property       (953)   (6,268)
 Investment in joint venture                                  (235)     (225)
 Proceeds from the sale of property, plant and equipment        47       315
 Proceeds received on note for sale of Sunbelt                 289         -
Net cash used in investing activities of continuing
  operations                                                (3,331)   (8,753)
Net cash used in investing activities of discontinued
  operations                                                     -      (437)
Net cash used in investing activities                       (3,331)   (9,190)

Cash flows from financing activities:
 Repayment of long-term debt                                (1,046)     (980)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                               39         6
 Exercise of employee stock options                             87         7

Net cash used in financing activities                         (920)     (967)

Net decrease in cash and cash equivalents                   (3,523)   (2,460)
Cash and cash equivalents at beginning of period            15,803     7,778
Cash and cash equivalents at end of the period            $ 12,280     5,318

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2009
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2009.

(2) Recent Accounting Pronouncements.  	On October 1, 2009, the
Company adopted fair value measurement standards codified in ASC Topic 820, "Fair Value Measurements and Disclosures" (ASC 820), for non-financial assets and liabilities. ASC 820 defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On October 1, 2008, the Company adopted this standard with respect to financial assets and liabilities and elected to defer our adoption of this standard for non-financial assets and liabilities. The adoption of these standards did not materially affect the consolidated financial results of the Company.

In December 2007 the FASB issued a standard that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The guidance was subsequently codified into ASC Topic 805, "Business Combinations", and applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The impact of ASC Topic 805 on the consolidated financial statements will depend upon the nature, terms and size of the acquisitions consummated after the effective date.

(3) Business Segments. The Company has identified two business segments, each of which is managed separately along product lines.
The Company's operations are substantially in the Southeastern and Mid-Atlantic states. The transportation segment hauls primarily petroleum related bulk liquids and dry bulk commodities by motor carrier. The real estate segment owns real estate of which a substantial portion is under mining royalty agreements or leased. The real estate segment also holds certain other real estate for investment and develops commercial and industrial properties.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                      Three Months ended
                                         December 31,___
                                        2009        2008
Revenues:
   Transportation                    $ 22,081      24,982
   Real estate                          5,419       5,862
                                     $ 27,500      30,844
Operating profit:
   Transportation                    $  1,855       2,393
   Real estate                          2,241       2,685
   Corporate expenses:
     Allocated to transportation         (347)       (410)
     Allocated to real estate            (354)       (344)
     Unallocated                         (353)       (293)
                                       (1,054)     (1,047)
                                     $  3,042       4,031
Interest expense:
   Real estate                       $  1,026         866

Capital expenditures:
   Transportation                    $  2,479       2,575
   Real estate                            953       6,268
                                     $  3,432       8,843
Depreciation, depletion and
amortization:
   Transportation                    $  1,561       1,705
   Real estate                          1,300       1,301
   Other                                   59         185
                                     $  2,920       3,191

Identifiable assets                          December 31,  September 30,
                                                 2009          2009

   Transportation                             $ 43,372        43,229
   Discontinued Transportation Operations        1,497         1,519
   Real estate                                 192,300       192,461
   Cash items                                   12,280        15,803
   Unallocated corporate assets                  3,759         3,842
                                              $253,208       256,854

(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                             December 31,  September 30,
                                                 2009          2009
     5.6% to 8.6% mortgage notes
       due in installments through 2027         75,107        76,153
     Less portion due within one year            4,366         4,293
                                              $ 70,741        71,860

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $12,382,000 were issued under the Revolver. As of December 31, 2009, $24,618,000 was available for borrowing and $39,287,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2009.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities but does not consider prepayment penalties. At December 31, 2009, the carrying amount and fair value of such other long-term debt was $75,107,000 and $71,769,000, respectively.

(5) Related Party Transactions. The Company may be considered a related party to Vulcan Materials Company (Vulcan). One director of the Company is employed by Vulcan and is related to two other Company directors. The Company, through its transportation subsidiaries, hauls commodities by tank trucks for Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.), Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million of which capital contributions of $1,735,000 have been made by each party as of December 31, 2009. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the three months ended December 31, 2009 and 2008 includes a loss of $1,000 and $5,000, respectively, representing the Company's equity in the loss of the joint venture.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):
                                        THREE MONTHS
                                      ENDED DECEMBER 31,
                                        2009       2008
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             3,051      3,033

Common shares issuable under
 share based payment plans
 which are potentially dilutive           86         75

Common shares used for diluted
 earnings per common share             3,137      3,108

Net income                           $ 1,336      1,747

Earnings per common share
 Basic                               $   .44        .58
 Diluted                             $   .43        .56

For the three months ended December 31, 2009, 37,070 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31 2008, 10,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2009 and 2008, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.


(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2009, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 231,970 at December 31, 2009.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                        Three Months ended
                                            December 31,_
                                             2009    2008
Stock option grants                         $ 199      80
Restricted stock awards granted in 2006        48      51
                                              247     131

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2009     237,930     $36.70       4.5     $ 4,246
  Granted                 9,070     $96.48               $   349
  Exercised               2,000     $43.50               $    40
  Forfeited                   -     $    -               $     -
Outstanding at
 December 31, 2009      245,000     $38.86       4.4     $ 4,555
Exercisable at
 December 31, 2009      212,430     $32.28       3.7     $ 3,444
Vested during
 three months ended
 December 31, 2009       10,400                          $   250

The aggregate intrinsic value of exercisable in-the-money options was $13,214,000 and the aggregate intrinsic value of all outstanding in-the-money options was $13,641,000 based on the market closing price of $94.46 on December 31, 2009 less exercise prices. Gains of $103,000 were realized by option holders during the three months ended December 31, 2009. The realized tax benefit from options exercised for the three months ended December 31, 2009 was $39,000. Total compensation cost of options granted but not yet vested as of December 31, 2009 was $978,000, which is expected to be recognized over a weighted-average period of 3.6 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2009       2,550     $63.70        .3     $   163
  Granted                     -     $    -               $     -
  Vested                      -     $    -               $     -
  Forfeited                  40     $66.09               $     3
Outstanding at
 December 31, 2009        2,510     $63.66         -     $   160

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

(9) Concentrations. The transportation segment primarily serves customers in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first three months of fiscal 2010, the transportation segment's ten largest customers accounted for approximately 63.4% of the transportation segment's revenue. One of these customers accounted for 21.5% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $2,833,000 and $2,578,000 at December 31, 2009 and September 30, 2009 respectively.

(10) Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2009 the Company had no assets or liabilities measured at fair value on a recurring basis and only one asset recorded at fair value on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The fair value of the corporate aircraft of $1,850,000 is based on level 2 inputs for similar assets in the current market. The fourth quarter of fiscal 2009 included $900,000 for the impairment to estimated fair value of the corporate aircraft. The Company's decision to discontinue its use required adjustment to the lower values of the current economic environment.

The fair value of note receivable (see Note 11) approximates the unpaid principal balance based upon the interest rate and credit risk of the note. The fair value of all other financial instruments with the exception of mortgage notes (see Note 4) approximates the carrying value due to the short-term nature of such instruments.

(11) Discontinued operations. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the Buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburgh lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. In the quarter ending September 30, 2009 the Company recognized $283,000 in severance costs related to a change-in-control agreement triggered by the sale of SunBelt. The Company retained all pre-closing receivables and liabilities.

SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements
- Discontinued Operations.   All periods presented have been restated
accordingly.  A summary of discontinued operations is as follows:

                                     Three months
                                  Ended December 31,
                                      2009     2008
Revenue                            $    44     7,088
Operating expenses                     (23)    7,248
Income (loss) before taxes              38      (319)
Income taxes                           (14)      123
Income (loss) from
  discontinued operations          $    24      (196)

The components of the balance sheet are as follows:

					  	          December 31,   September 30,
						             2009            2009
Accounts receivable                     $   122             142
Other assets                                  2               1
Deferred income taxes                     1,249           1,249
Property and equipment, net                 124             127
Assets of discontinued operations       $ 1,497           1,519

Accounts payable                        $    98             243
Accrued payroll and benefits                  2             140
Accrued liabilities, other                   72              73
Insurance liabilities                     3,203           3,204
Liabilities of discontinued operations  $ 3,375           3,660


(12) Subsequent Events. Subsequent events have been evaluated and disclosed herein relating to events that have occurred from January 1, 2010 through the date we issued these financial statements, February 3, 2010.

The Company announced on January 6, 2010 that the transportation group has been unsuccessful in renewing certain contracts with significant customers recently. For the fiscal year ending September 30, 2009 the revenue from these customers was $10,012,000 or approximately 11.0% of transportation group revenue.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview - The Company has two business segments: transportation and real estate.

The Company's transportation business is conducted through Florida Rock & Tank Lines, Inc. ("Tank Lines") which operates in the
Southeastern United States. Tank Lines hauls petroleum and other liquids and dry bulk commodities by tank trailers.

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


Discontinued Operation. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburgh lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of
Financial Statements - Discontinued Operations.   All periods
presented have been restated accordingly.


Comparative Results of Operations for the Three Months Ended
December 31, 2009 and 2008

Consolidated Results - Net income for the first quarter of fiscal 2010 decreased 23.5% to $1,336,000 compared to $1,747,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2010 were $0.43 compared to $0.56 the same quarter last year. Transportation segment results were lower due to reduced miles driven and lower fuel surcharges. The real estate segment's results were lower due to reduced mining royalties and lower developed property occupancy.


Transportation Results
                                   Three Months Ended December 31
(dollars in thousands)             ___2009     %      2008     %_

Transportation revenue             $ 19,467   88%    21,013   84%
Fuel surcharges                       2,614   12%     3,969   16%

Revenues                             22,081  100%    24,982  100%

Compensation and benefits             8,319   38%     9,537   38%
Fuel expenses                         3,905   18%     4,527   18%
Insurance and losses                  2,265   10%     2,262    9%
Depreciation expense                  1,523    7%     1,661    7%
Other, net                            2,218   10%     2,356    9%

Cost of operations                   18,230   83%    20,343   81%

Gross profit                       $  3,851   17%     4,639   19%


Transportation segment revenues were $22,081,000 in the first quarter of 2010, a decrease of $2,901,000 over the same quarter last year. Revenue miles in the current quarter were down 9.2% compared to the first quarter of 2009 due to lower demand and a competitive economic climate. Fuel surcharge revenue decreased $1,355,000. Excluding fuel surcharges, revenue per mile increased 2.1% over the same quarter last year. The average price paid per gallon of diesel fuel decreased by $.15 or 5.6% over the same quarter in fiscal 2009.

The Transportation segment's cost of operations was $18,230,000 in the first quarter of 2010, a decrease of $2,113,000 over the same quarter last year. The Transportation segment's cost of operations in the first quarter of 2010 as a percentage of revenue was 83% versus 81% in the first quarter of 2009. Compensation and benefits decreased $1,218,000 or 12.8% compared to the same quarter last year due to the decrease in miles driven and lower driver turnover related pay. Fuel surcharge revenue decreased $1,355,000 while fuel cost decreased by only $622,000 leaving a negative impact to gross profit of $733,000. Insurance and losses increased $3,000 compared to the same quarter last year due to a $279,000 increase in group health expense offset by lower other costs due to the reduced miles driven. Depreciation expense decreased $138,000 due to fewer trucks. Other expense decreased $138,000 primarily due to the decrease in miles driven, reduced vehicle maintenance, reduced hiring costs, and other cost management.


Real Estate Results
                                   Three Months Ended December 31
(dollars in thousands)             ___2009     %      2008     %_

Royalties and rent                 $  1,335   25%     1,635   28%
Developed property rentals            4,084   75%     4,227   72%

Total Revenue                         5,419  100%     5,862  100%

Mining and land rent expenses:
 Property operating expenses            353    7%       458    8%
 Depreciation and depletion              94    2%       111    2%
 Management Company indirect             57    1%        44    1%

Developed property expenses:
 Property operating expenses          1,100   20%       879   15%
 Depreciation and amortization        1,206   22%     1,190   20%
 Management Company indirect            368    7%       495    8%

Cost of Operations                    3,178   59%     3,177   54%

Gross profit                       $  2,241   41%     2,685   46%


Real Estate segment revenues for the first quarter of fiscal 2010 were $5,419,000, a decrease of $443,000 or 7.6% over the same quarter last year. Lease revenue from developed properties decreased $143,000 or 3.4% due to reduced occupancy partly offset by snow removal reimbursements. Royalties and rent decreased $300,000 or 18.3% due to decreased demand for mined tons and a $161,000 decrease in revenues from timber sales.

Real estate segment expenses for the first quarter of fiscal 2010 were constant from the same quarter last year. Developed property operating expenses increased $221,000 due to increased snow removal expenses and higher property taxes. Developed property depreciation and amortization increased $16,000 due to a new building placed into service April 2009. Mining and land rent property operating expenses decreased $105,000 due to lower maintenance and other costs. Mining and land depreciation and depletion expenses decreased $17,000 due to reduced tons mined. Management Company indirect expenses (excluding lease related property management fees) decreased $114,000 due to reduced salaries from the staffing level adjustments completed during fiscal 2009.

Consolidated Results

Gross Profit - Consolidated gross profit was $6,092,000 in the first quarter of fiscal 2010, a decrease of $1,232,000 or 16.8% compared to $7,324,000 in the same period last year. Gross profit in the transportation segment decreased $788,000 or 17.0% due to reduced miles driven and lower fuel surcharges. Gross profit in the real estate segment decreased $444,000 or 16.6% due to decreased demand for tons mined and reduced occupancy of developed properties.

Selling, general and administrative expense - Selling, general and administrative expenses decreased $243,000 or 7.4% over the same quarter last year due to lower staffing and reduced company aircraft expenses partly offset by increased stock compensation expense and professional services.

Interest expense - Interest expense increased $160,000 over the same quarter last year due to lower capitalized interest.

Income taxes - Income tax expense decreased $424,000 over the same quarter last year due to decreased earnings.

Income from continuing operations - Income from continuing operations was $1,312,000 or $.42 per diluted share in the first quarter of fiscal 2010, a decrease of 32.5% compared to $1,943,000 or $.63 per diluted share for the same period last year.

Discontinued operations - The after tax income from discontinued operations for the first quarter of fiscal 2010 was $24,000 versus a loss of $196,000 for the same period last year. Diluted earnings on discontinued operations for the first quarter of fiscal 2010 was $.01 compared to a diluted loss of $.07 in the first quarter of fiscal 2009.

Net income - Net income for the first quarter of fiscal 2010 decreased 23.5% to $1,336,000 compared to $1,747,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2010 were $0.43 compared to $0.56 the same quarter last year. Transportation segment results were lower due to reduced miles driven and lower fuel surcharges. The real estate segment's results were lower due to reduced mining royalties and lower developed property occupancy.


Liquidity and Capital Resources. For the first three months of fiscal 2010, the Company used cash provided by operating activities of continuing operations of $967,000, proceeds received on notes of $289,000, proceeds from the sale of plant, property and equipment of $47,000, proceeds from the exercise of employee stock options of $87,000, excess tax benefits from the exercise of stock options of $39,000 and cash balances to purchase $2,479,000 in transportation equipment, to expend $953,000 in real estate development, to invest $235,000 in the Brooksville Joint Venture and to make $1,046,000 scheduled payments on long-term debt. Cash used in the operating activities of discontinued operations was $239,000. Cash decreased $3,523,000.

In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including 7% interest, secured by the assets of the business conveyed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations. All periods presented have been restated accordingly.

Cash flows from operating activities for the first three months of fiscal 2010 were $6,969,000 lower than the same period last year primarily due to lower revenues, higher income tax payments related to the sale of SunBelt and the same quarter last year including an usually large decrease in accounts receivable both in continuing operations and discontinued operations.

Cash flows used in investing activities for the first three months of fiscal 2010 were $5,859,000 lower due to decreased purchases of equipment and land reflecting lower construction levels on the portfolio.

Cash flows used in financing activities for the first three months of fiscal 2010 were $47,000 lower than the same period last year due to an increase of $66,000 in mortgage payments and increased stock options exercised by employees.

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. During the past year letters of credit in the amount of $12,382,000 were issued under the Revolver. As of December 31, 2009, $24,618,000 was available for borrowing and $39,287,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2009.

The Company had $18,460,000 of irrevocable letters of credit outstanding as of December 31, 2009. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. During fiscal 2009 the Company faced increased fees at the annual renewal of its letters of credit. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of December 31, 2009, $5,625,000 was authorized for future repurchases of common stock. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $265,000 over the next 12 months to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.


Recent Accounting Pronouncements. On October 1, 2009, the Company adopted fair value measurement standards codified in ASC Topic 820, "Fair Value Measurements and Disclosures" (ASC 820), for non-financial assets and liabilities. ASC 820 defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On October 1, 2008, the Company adopted this standard with respect to financial assets and liabilities and elected to defer our adoption of this standard for non-financial assets and liabilities. The adoption of these standards did not materially affect the consolidated financial results of the Company.

In December 2007 the FASB issued a standard that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The guidance was subsequently codified into ASC Topic 805, "Business Combinations", and applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The impact of ASC Topic 805 on the consolidated financial statements will depend upon the nature, terms and size of the acquisitions consummated after the effective date.


Related Party Transactions. The Company, through its transportation subsidiaries, hauls commodities by tank and flatbed trucks for Vulcan Materials Company (Vulcan). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2 million of which capital contributions of $1,735,000 have been made by each party as of December 31, 2009. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the three months ended December 31, 2009 and 2008 includes a loss of $1,000 and $5,000, respectively, representing the Company's equity in the loss of the joint venture.


Summary and Outlook. Transportation segment results were lower due to reduced miles driven and lower fuel surcharges. The Company announced on January 6, 2010 that the transportation group has been unsuccessful in renewing certain contracts with significant customers recently.
For the fiscal year ending September 30, 2009 the revenue from these customers was $10,012,000 or approximately 11.0% of transportation group revenue.

Gross profit from the leasing of developed buildings has weakened from previous levels and may weaken further as our three newer buildings brought into service in the past fifteen months continue to contribute no revenue (but now add their fair share of depreciation and maintenance expense) and expiring leases, if renewed, will likely entail rent concessions from the existing levels. Prospective tenants for vacant space are significantly fewer than in the past few years, competition for their contracts are more intense and rental rates continue to decline from existing levels. The Company is not presently engaged in the construction of any new buildings.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,265,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including satisfactory completion of the buyer's inspection period and additional government approvals and closing may be two or more years away. The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow including $650,000 in March 2009. Preliminary approval for the development as originally contemplated under the agreement's pricing contingencies has now been received and the time for any appeals from that approval expired.

In May 2008, the Company received final approval from the Zoning Commission of the District of Columbia of its planned unit development application for the Company's 5.8 acre undeveloped waterfront site on the Anacostia River in Washington, D.C. This site is located adjacent to the recently opened Washington Nationals Baseball Park. The site currently is leased to Vulcan Materials Company on a month-to-month basis. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail space and approximately 569,600 square feet of additional space for residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. In November 2009, the Company received a two-year extension for commencement of this project, moving the construction commencement date to June 2013. The Company sought this extension because of negative current market indications.


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

As of December 31, 2009, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first three months that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1A.	 RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 27.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2010           PATRIOT TRANSPORTATION HOLDING, INC.


                           John D. Baker II
                           John D. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2009
EXHIBIT INDEX



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