Form 10-Q
period 2010-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2010-05-05
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2010:
3,061,096 shares of $.10 par value common stock.



PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2010



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  25

Item 4.  Controls and Procedures                                      26


Part II.  Other Information

Item 1A. Risk Factors                                                 27

Item 5.  Other Information                                            27

Item 6.  Exhibits                                                     27

Signatures                                                            28

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               30

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              33





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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                             March 31,     September 30,
Assets                                                  2010             2009
Current assets:
 Cash and cash equivalents                          $ 12,410           15,803
 Accounts receivable (including related party of
  $599 and $336 and net of allowance for doubtful
  accounts of $80 and $110, respectively)              6,368            5,286
 Notes receivable                                      1,197            1,158
 Inventory of parts and supplies                         653              616
 Deferred income taxes                                   651              104
 Prepaid tires on equipment                            1,219            1,211
 Prepaid taxes and licenses                              764            1,703
 Prepaid insurance                                     1,127            2,390
 Prepaid expenses, other                                 111               93
 Assets of discontinued operations                     1,281            1,519
  Total current assets                                25,781           29,883

Property, plant and equipment, at cost               293,467          289,336
Less accumulated depreciation and depletion           92,721           90,323
  Net property, plant and equipment                  200,746          199,013
Real estate held for investment, at cost               6,933            6,933
Investment in joint venture                            7,138            6,858
Goodwill                                               1,087            1,087
Notes receivable, less current portion                 5,026            5,647
Unrealized rents                                       3,356            3,346
Other assets                                           3,844            4,087
Total assets                                        $253,911          256,854

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  2,774            2,822
 Federal and state income taxes payable                  654            2,355
 Accrued payroll and benefits                          3,988            4,945
 Accrued insurance                                     2,912            3,190
 Accrued liabilities, other                              532            1,102
 Long-term debt due within one year                    4,438            4,293
 Liabilities of discontinued operations                2,833            3,660
  Total current liabilities                           18,131           22,367
Long-term debt, less current portion                  69,604           71,860
Deferred income taxes                                 15,686           15,679
Accrued insurance                                      2,849            2,995
Other liabilities                                      1,560            1,545
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,061,096 and 3,053,036 shares issued
  and outstanding, respectively                          306              305
 Capital in excess of par value                       36,754           35,858
 Retained earnings                                   109,002          106,226
 Accumulated other comprehensive income, net              19               19
  Total shareholders' equity                         146,081          142,408
Total liabilities and shareholders' equity          $253,911          256,854
See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                           THREE MONTHS         SIX MONTHS
                                          ENDED MARCH 31,     ENDED MARCH 31,
                                          2010      2009      2010      2009
Revenues:
  Transportation                       $21,658    21,522    43,739    46,504
  Mining royalty land                    1,009     1,476     1,996     2,781
  Developed property rentals             4,843     4,779     9,275     9,336
Total revenues (including revenue
 from related parties of $2,031, $2,005,
 $3,501 and $3,619, respectively)       27,510    27,777    55,010    58,621

Cost of operations:
  Transportation                        20,069    20,049    40,642    43,048
  Mining royalty land                      354       367       672       844
  Developed property rentals             3,638     3,249     6,852     6,293
  Unallocated corporate                    382       554       735       847
Total cost of operations                24,443    24,219    48,901    51,032

Operating profit:
  Transportation                         1,589     1,473     3,097     3,456
  Mining royalty land                      655     1,109     1,324     1,937
  Developed property rentals             1,205     1,530     2,423     3,043
  Unallocated corporate                   (382)     (554)     (735)     (847)
Total operating profit                   3,067     3,558     6,109     7,589

Interest income and other                  119         3       234        28
Equity in loss of joint venture             (1)        -        (2)       (5)
Interest expense                          (996)     (784)   (2,022)   (1,650)

Income before income taxes               2,189     2,777     4,319     5,962
Provision for income taxes                (841)   (1,081)   (1,659)   (2,323)
Income from continuing operations        1,348     1,696     2,660     3,639

Income (loss) from
 discontinued operations, net               94      (287)      118      (483)

Net income                            $  1,442     1,409     2,778     3,156

Earnings per common share:
 Income from continuing operations -
  Basic                               $    .44       .56       .87      1.20
  Diluted                             $    .43       .55       .84      1.18
 Discontinued operations (Note 11) -
  Basic                               $    .03      (.10)      .04      (.16)
  Diluted                             $    .03      (.10)      .04      (.16)

Net income - basic                    $    .47       .46       .91      1.04
Net income - diluted                  $    .46       .45       .88      1.02

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share       3,058     3,039     3,055     3,036
  -diluted earnings per common share     3,142     3,102     3,139     3,106

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (In thousands)
                                    (Unaudited)
                                                              2010      2009

Cash flows from operating activities:
 Net income                                                $ 2,778     3,156
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  5,776     6,344
   Deferred income taxes                                      (540)     (599)
   Equity in loss of joint venture                               2         5
   (Gain) on sale of equipment                                (135)     (694)
   (Income) loss from discontinued operations, net            (118)      483
   Stock-based compensation                                    669       555
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (1,082)    4,182
    Inventory of parts and supplies                            (37)      174
    Prepaid expenses and other current assets                2,176     2,193
    Other assets                                               (70)       75
    Accounts payable and accrued liabilities                (1,853)   (4,799)
    Income taxes payable                                    (1,701)    1,155
    Long-term insurance liabilities and other long-term
     liabilities                                              (131)       32
Net cash provided by operating activities of
  continuing operations                                      5,734    12,262
Net cash (used in) provided by operating activities of
  discontinued operations                                     (471)      827
Net cash provided by operating activities                    5,263    13,089

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (5,643)   (3,185)
 Investments in mining royalty land segment                    (16)        -
 Investments in developed property rentals segment          (1,973)   (8,393)
 Investment in joint venture                                  (285)     (300)
 Proceeds from the sale of property, plant and equipment       563     1,047
 Proceeds received on note for sale of Sunbelt                 582         -
Net cash used in investing activities of continuing
  operations                                                (6,772)  (10,831)
Net cash used in investing activities of discontinued
  operations                                                     -      (316)
Net cash used in investing activities                       (6,772)  (11,147)

Cash flows from financing activities:
 Repayment of long-term debt                                (2,111)   (1,976)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                               61        15
 Exercise of employee stock options                            166        29

Net cash used in financing activities                       (1,884)   (1,932)

Net increase (decrease) in cash and cash equivalents        (3,393)       10
Cash and cash equivalents at beginning of period            15,803     7,778
Cash and cash equivalents at end of the period            $ 12,410     7,788

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2010
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2009.

In connection with the new presentation of our real estate operations as two reportable segments, two properties in Washington, D.C. and two properties in Duval County, Florida were reclassified out of the Royalties and rent division and the division was renamed the Mining royalty land segment. Historical results have been reclassified to conform to the new segment presentation.

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

(3) Business Segments. The Company operates in three reportable business segments. The Company's operations are substantially in the Southeastern and Mid-Atlantic states. The transportation segment hauls primarily petroleum related bulk liquids and dry bulk commodities by motor carrier. The Company's real estate operations consist of two reportable segments. The Mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The Developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area and holds real estate for future development or related to its developments.

The Company's transportation and real estate groups operate independently and have minimal shared overhead except for corporate expenses. Corporate expenses are allocated in fixed quarterly amounts based upon budgeted and estimated proportionate cost by segment. Unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended    Six Months ended
                                     March 31,___           March 31,_  _
                                    2010      2009        2010      2009
Revenues:
   Transportation                $ 21,658    21,522    $ 43,739    46,504
   Mining royalty land              1,009     1,476       1,996     2,781
   Developed property rentals       4,843     4,779       9,275     9,336
                                 $ 27,510    27,777      55,010    58,621

Operating profit:
   Transportation                $  1,936     1,883       3,790     4,276
   Mining royalty land                797     1,247       1,607     2,212
   Developed property rentals       1,417     1,736       2,848     3,456
   Corporate expenses:
    Allocated to transportation      (347)     (410)       (693)     (820)
    Allocated to mining land         (142)     (138)       (283)     (275)
    Allocated to developed property  (212)     (206)       (425)     (413)
    Unallocated                      (382)     (554)       (735)     (847)
                                   (1,083)   (1,308)     (2,136)   (2,355)
                                 $  3,067     3,558       6,109     7,589
Interest expense:
   Mining royalty land           $      9        19          21        38
   Developed property rentals      ___987    ___765      _2,001    _1,612
                                 $    996       784       2,022     1,650
Capital expenditures:
   Transportation                $  3,164       610       5,643     3,185
   Mining royalty land                  5         -          16         -
   Developed property rentals       1,031     2,125       1,973     8,393
                                 $  4,200     2,735       7,632    11,578
Depreciation, depletion and
amortization:
   Transportation                $  1,508     1,677       3,069     3,382
   Mining royalty land                 24        30          47        70
   Developed property rentals       1,271     1,260       2,548     2,521
   Other                               53       186         112       371
                                 $  2,856     3,153       5,776     6,344

Identifiable assets                            March 31,   September 30,
                                                 2010          2009

   Transportation                             $ 44,152        43,229
   Discontinued Transportation Operations        1,281         1,519
   Mining royalty land                          28,395        28,088
   Developed property rentals                  163,594       164,373
   Cash items                                   12,410        15,803
   Unallocated corporate assets                  4,079         3,842
                                              $253,911       256,854

(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                               March 31,   September 30,
                                                 2010          2009
     5.6% to 8.6% mortgage notes
       due in installments through 2027         74,042        76,153
     Less portion due within one year            4,438         4,293
                                              $ 69,604        71,860

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $12,590,000 were issued under the Revolver. As of March 31, 2010, $24,410,000 was available for borrowing and $40,247,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2010.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2010, the carrying amount and fair value of such other long-term debt was $74,042,000 and $72,756,000, respectively.

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

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.), Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2.1 million of which capital contributions of $1,785,000 have been made by each party as of March 31, 2010. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ended March 31, 2010 and 2009 includes a loss of $2,000 and $5,000, respectively, representing the Company's equity in the loss of the joint venture.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):
                                        THREE MONTHS         SIX MONTHS
                                       ENDED MARCH 31,      ENDED MARCH 31,
                                        2010     2009        2010     2009
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             3,058    3,039       3,055    3,036

Common shares issuable under
 share based payment plans
 which are potentially dilutive           84       63          84       70

Common shares used for diluted
 earnings per common share             3,142    3,102       3,139    3,106

Net income                           $ 1,442    1,409       2,778    3,156

Earnings per common share
 Basic                               $   .47      .46         .91     1.04
 Diluted                             $   .46      .45         .88     1.02

For the three and six months ended March 31, 2010, 37,070 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31 2009, 19,000 and 10,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive. For the six months ended March 31, 2009, all outstanding restricted shares were included in the calculation of diluted earnings per common share because the unrecorded compensation and tax benefits to be credited to capital in excess of par for all awards of restricted stock were lower than the average price of the common shares, and therefore were dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2009, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 231,970 at March 31, 2010.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                       Three Months ended   Six Months ended
                                            March 31,       _ March 31,_
                                          2010    2009      2010    2009
Stock option grants                      $  68      80       267     159
Restricted stock awards granted in 2006      -      51        48     102
Annual director stock award                354     294       354     294
                                           422     425       669     555

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2009     237,930     $36.70       4.5     $ 4,246
  Granted                 9,070     $96.48               $   349
  Exercised               4,100     $40.39               $    78
Forfeited                     -     $    -               $     -
Outstanding at
 March 31, 2010         242,900     $38.87       4.2     $ 4,517
Exercisable at
 March 31, 2010         210,330     $32.23       3.4     $ 3,407
Vested during
 six months ended
 March 31, 2010          10,400                          $   250

The aggregate intrinsic value of exercisable in-the-money options was $11,024,000 and the aggregate intrinsic value of all outstanding in-the-money options was $11,205,000 based on the market closing price of $84.48 on March 31, 2010 less exercise prices. Gains of $207,000 were realized by option holders during the six months ended March 31, 2010. The realized tax benefit from options exercised for the six months ended March 31, 2010 was $79,000. Total compensation cost of options granted but not yet vested as of March 31, 2010 was $910,000, which is expected to be recognized over a weighted-average period of 3.4 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value
Outstanding at
 September 30, 2009       2,550     $63.70        .3     $   163
  Granted                     -     $    -               $     -
  Vested                  2,510     $63.66               $   160
  Forfeited                  40     $66.09               $     3
Outstanding at
 March 31, 2010               -     $    -         -     $     -

(8) Contingent liabilities. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. There is a reasonable possibility that the Company's estimate of vehicle and workers' compensation liability for the transportation group or discontinued operations may be understated or overstated but the possible range can not be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. In the opinion of management none of these matters are expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

(9) Concentrations. The transportation segment primarily serves customers in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first six months of fiscal 2010, the transportation segment's ten largest customers accounted for approximately 60.4% of the transportation segment's revenue. One of these customers accounted for 21.2% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $2,849,000 and $2,578,000 at March 31, 2010 and September 30, 2009 respectively.

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

As of March 31, 2010 the Company had no assets or liabilities measured at fair value on a recurring basis and only one asset recorded at fair value on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The fair value of the corporate aircraft of $1,850,000 is based on level 2 inputs for similar assets in the current market. The fourth quarter of fiscal 2009 included $900,000 for the impairment to estimated fair value of the corporate aircraft. The Company's decision to discontinue its use required adjustment to the lower values of the current economic environment.

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

SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements
- Discontinued Operations.   All periods presented have been restated
accordingly.  A summary of discontinued operations is as follows:

                                   Three months       Six months
                                  Ended March 31,   Ended March 31,
                                   2010     2009     2010     2009

Revenue                         $    11    5,454       55   12,542
Operating expenses                 (147)   5,724     (170)  12,972
Income (loss) before taxes          153     (466)     191     (785)
Income taxes                        (59)     179      (73)     302
Income (loss) from
  discontinued operations       $    94     (287)     118     (483)

The components of the balance sheet are as follows:

					  	          March 31,     September 30,
						             2010            2009

Accounts receivable                     $   107             142
Other assets                                  1               1
Deferred income taxes                     1,051           1,249
Property and equipment, net                 122             127
Assets of discontinued operations       $ 1,281           1,519

Accounts payable                        $    83             243
Accrued payroll and benefits                  2             140
Accrued liabilities, other                   59              73
Insurance liabilities                     2,689           3,204
Liabilities of discontinued operations  $ 2,833           3,660
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview - The Company operates in two industries: transportation and real estate.

The Company's transportation business is conducted through Florida Rock & Tank Lines, Inc. ("Tank Lines") which operates in the
Southeastern United States. Tank Lines hauls petroleum and other liquids and dry bulk commodities by tank trailers.

The Company's real estate operations consist of two reportable segments. The Mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The Developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area and holds real estate for future development or related to its developments. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

In prior filings the Company's real estate operations were aggregated and reported as a single segment. The prior filings additionally included results by division. In connection with the new presentation of our real estate operations as two reportable segments, two properties in Washington, D.C. and two properties in Duval County, Florida were reclassified out of the Royalties and rent division and the division was renamed the Mining royalty land segment. Historical results have been reclassified to conform to the new segment presentation.

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity, aggregates sales by lessees from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Baltimore-Washington-Northern Virginia area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects. There is a reasonable possibility that the Company's estimate of vehicle and workers' compensation liability for the transportation group or discontinued operations may be understated or overstated but the possible range can not be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year. Discontinued Operation. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburgh lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of
Financial Statements - Discontinued Operations.   All periods
presented have been restated accordingly.

Comparative Results of Operations for the Three Months Ended March 31, 2010 and 2009

Consolidated Results - Net income for the second quarter of fiscal 2010 increased 2.3% to $1,442,000 compared to $1,409,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2010 were $0.46 compared to $0.45 for the same quarter last year. Transportation segment results were slightly higher due to reduced vehicle accident costs mostly offset by reduced miles driven and lower equipment sale gains. The mining royalty land segment's results were lower due to reduced mining royalties and lower timber sales. The Developed property rentals segment's results were lower due to lower developed property occupancy. Income from discontinued operations favorably impacted net income due losses from operations in the prior year and lower than expected retained liabilities.

Transportation Results
                                    Three Months Ended March 31
(dollars in thousands)             ___2010     %      2009     %_

Transportation revenue             $ 18,787   87%    19,852   92%
Fuel surcharges                       2,871   13%     1,670    8%

Revenues                             21,658  100%    21,522  100%

Compensation and benefits             8,297   38%     8,644   40%
Fuel expenses                         4,174   19%     3,186   15%
Insurance and losses                  1,571    7%     2,353   11%
Depreciation expense                  1,469    7%     1,635    8%
Other, net                            2,311   11%     1,761    8%
Sales, general & administrative       1,900    9%     2,060    9%
Allocated corporate expenses            347    2%       410    2%

Cost of operations                   20,069   93%    20,049   93%

Operating profit                   $  1,589    7%     1,473    7%

The Company announced on January 6, 2010 that the transportation group had been unsuccessful in renewing certain contracts with significant customers. For the fiscal year ending September 30, 2009 the revenue from these customers was $10,012,000 or approximately 11.0% of transportation group revenue. Revenue miles in the current quarter were down 5.7% compared to the second quarter of 2009 primarily due to this loss of business. Approximately 2.9% of miles during the quarter were from transition services related to the contracts that were not renewed. Transportation segment revenues were $21,658,000 in the second quarter of 2010, an increase of $136,000 over the same quarter last year. Fuel surcharge revenue increased $1,201,000. Excluding fuel surcharges, revenue per mile increased .4% over the same quarter last year. The average price paid per gallon of diesel fuel increased by $.69 or 35.5% over the same quarter in fiscal 2009.

The Transportation segment's cost of operations was $20,069,000 in the second quarter of 2010, an increase of $20,000 over the same quarter last year. The Transportation segment's cost of operations in the second quarter of 2010 as a percentage of revenue was 93% consistent with the second quarter of 2009. Compensation and benefits decreased $347,000 or 4.0% compared to the same quarter last year due to the decrease in miles driven partially offset by increased driver minimum pay and unemployment tax increases. Fuel surcharge revenue increased $1,201,000 while fuel cost increased by only $988,000 leaving a positive impact to operating profit of $213,000. Insurance and losses decreased $782,000 compared to the same quarter last year due to reduced vehicle accident costs, a decrease in group health expense and reduced miles driven. Depreciation expense decreased $166,000 due to fewer trucks in service and existing trailers becoming fully depreciated. Other expense increased $550,000 primarily due to lower gains on equipment sales partially due to reduced market values of used equipment. Selling general and administrative costs decreased $160,000 or 7.8% compared to the same quarter last year due to lower staffing. Allocated corporate expenses decreased $63,000 due to reduced allocation to the Transportation segment as a result of the sale of SunBelt.


Mining Royalty Land Results
                                    Three Months Ended March 31
(dollars in thousands)             ___2010     %      2009     %_

Mining royalty land revenue        $  1,009  100%     1,476  100%

Property operating expenses             148   15%       152   10%
Depreciation and depletion               24    2%        30    2%
Management Company indirect              40    4%        47    3%
Allocated corporate expense             142   14%       138   10%

Cost of operations                      354   35%       367   25%

Operating profit                   $    655   65%     1,109   75%

Mining royalty land segment revenues for the second quarter of fiscal 2010 were $1,009,000, a decrease of $467,000 or 31.6% over the same quarter last year, due to decreased demand for mined tons and a $374,000 decrease in revenues from timber sales.

The mining royalty land segment's cost of operations was $354,000 in the second quarter of 2010, a decrease of $13,000.


Developed Property Rentals Results

                                    Three Months Ended March 31
(dollars in thousands)             ___2010     %      2009     %_

Developed property rentals revenue $  4,843  100%     4,779  100%

Property operating expenses           1,791   37%     1,361   29%
Depreciation and amortization         1,271   26%     1,261   26%
Management Company indirect             364    8%       421    9%
Allocated corporate expense             212    4%       206    4%

Cost of operations                    3,638   75%     3,249   68%

Operating profit                   $  1,205   25%     1,530   32%

Developed property rentals segment revenues for the second quarter of fiscal 2010 were $4,843,000, an increase of $64,000 or 1.3% due to $407,000 of snow removal reimbursements partly offset by reduced occupancy.

Developed property segment's cost of operations was $3,638,000 in the second quarter of 2010, an increase of $389,000 or 12.0%. Property operating expenses increased $430,000 due to increased snow removal expenses and higher property taxes. Depreciation and amortization increased $10,000 due to a new building placed into service April 2009. Management Company indirect expenses (excluding lease related property management fees) decreased $57,000 due to reduced salaries from the staffing level adjustments completed during fiscal 2009. Allocated corporate expenses increased $6,000 due to increased allocation to the real estate segment resulting from the sale of SunBelt.

Consolidated Results

Operating Profit - Consolidated operating profit was $3,067,000 in the second quarter of fiscal 2010, a decrease of $491,000 or 13.8% compared to $3,558,000 in the same period last year. Operating profit in the transportation segment increased $116,000 or 7.9% due to reduced vehicle accident costs mostly offset by reduced miles driven and lower equipment sale gains. Operating profit in the mining royalty land segment decreased $454,000 or 40.9% due to decreased demand for tons mined and decreased timber sales. Operating profit in the Developed property rentals segment decreased $325,000 or 21.2% due to reduced occupancy of developed properties. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $382,000 in the second quarter of fiscal 2010, a decrease of $172,000 compared to the same period last year. These unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses.

Interest expense - Interest expense increased $212,000 over the same quarter last year due to lower capitalized interest.

Income taxes - Income tax expense decreased $240,000 over the same quarter last year due to decreased earnings.

Income from continuing operations - Income from continuing operations was $1,348,000 or $.43 per diluted share in the second quarter of fiscal 2010, a decrease of 20.5% compared to $1,696,000 or $.55 per diluted share for the same period last year.

Discontinued operations - The after tax income from discontinued operations for the second quarter of fiscal 2010 was $94,000 versus a loss of $287,000 for the same period last year. Diluted earnings on discontinued operations for the second quarter of fiscal 2010 was $.03 compared to a diluted loss of $.10 in the second quarter of fiscal 2009.

Net income - Net income for the second quarter of fiscal 2010 increased 2.3% to $1,442,000 compared to $1,409,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2010 were $0.46 compared to $0.45 for the same quarter last year. Transportation segment results were slightly higher due to reduced vehicle accident costs mostly offset by reduced miles driven and lower equipment sale gains. The mining royalty land segment's results were lower due to reduced mining royalties and lower timber sales. The Developed property rentals segment's results were lower due to lower developed property occupancy. Income from discontinued operations favorably impacted net income due losses from operations in the prior year and lower than expected retained liabilities.


Comparative Results of Operations for the Six Months Ended March 31,
2010 and 2009

Consolidated Results - Net income for the first six months of fiscal 2010 decreased 12.0% to $2,778,000 compared to $3,156,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2010 were $0.88 compared to $1.02 in the first six months of fiscal 2009. Transportation segment results were lower due to reduced miles driven and higher fuel costs net of surcharges. Mining royalty land segment's results were lower due to reduced mining royalties and lower timber sales. Developed property rentals segment's results were lower due to lower developed property occupancy. Income from discontinued operations favorably impacted net income due to lower than expected retained liabilities and losses in the prior year from operations.

Transportation Results
                                     Six Months Ended March 31
(dollars in thousands)             ___2010     %      2009     %_

Transportation revenue             $ 38,254   87%    40,865   88%
Fuel surcharges                       5,485   13%     5,639   12%

Revenues                             43,739  100%    46,504  100%

Compensation and benefits            16,616   38%    18,181   39%
Fuel expenses                         8,079   18%     7,713   17%
Insurance and losses                  3,836    9%     4,616   10%
Depreciation expense                  2,992    7%     3,295    7%
Other, net                            4,529   10%     4,117    9%
Sales, general & administrative       3,897    9%     4,306    9%
Allocated corporate expenses            693    2%       820    2%

Cost of operations                   40,642   93%    43,048   93%

Operating profit                   $  3,097    7%     3,456    7%

The Company announced on January 6, 2010 that the transportation group had been unsuccessful in renewing certain contracts with significant customers. For the fiscal year ending September 30, 2009 the revenue from these customers was $10,012,000 or approximately 11.0% of transportation group revenue. Revenue miles in the first six months of fiscal 2010 were down 7.5% compared to the first six months of 2009 due to this loss of business along with lower demand and a competitive economic climate. Approximately 6.6% of miles during the first six months of fiscal 2010 were from services related to the contracts that were not renewed. Transportation segment revenues were $43,739,000 in the first six months of 2010, a decrease of $2,765,000 over the same period last year. Fuel surcharge revenue decreased $154,000. Excluding fuel surcharges, revenue per mile increased 1.3% over the same period last year. The average price paid per gallon of diesel fuel increased by $.27 or 11.8% over the same period last year.

The Transportation segment's cost of operations was $40,642,000 in the first six months of 2010, a decrease of $2,406,000 over the same period last year. The Transportation segment's cost of operations in the first six months of 2010 as a percentage of revenue was 93% consistent with the first six months of 2009. Compensation and benefits decreased $1,565,000 or 8.6% compared to the same period last year due to the decrease in miles driven and lower driver turnover related pay. Fuel surcharge revenue decreased $154,000 while fuel cost increased by $366,000 leaving a negative impact to operating profit of $520,000. Insurance and losses decreased $780,000 compared to the same period last year due to reduced vehicle accident costs and reduced miles driven partially offset by a $123,000 increase in group health expense. Depreciation expense decreased $303,000 due to fewer trucks in service and existing trailers becoming fully depreciated. Other expense increased $412,000 primarily due to lower gains on equipment sales partially due to reduced market values of used equipment. Selling general and administrative costs decreased $409,000 or 9.5% compared to the same period last year due to lower staffing. Allocated corporate expenses decreased $127,000 due to reduced allocation to the Transportation segment as a result of the sale of SunBelt.


Mining Royalty Land Results
                                     Six Months Ended March 31
(dollars in thousands)             ___2010     %      2009     %_

Mining royalty land revenue        $  1,996  100%     2,781  100%

Property operating expenses             259   13%       398   14%
Depreciation and depletion               47    3%        70    2%
Management Company indirect              83    4%       101    4%
Allocated corporate expense             283   14%       275   10%

Cost of operations                      672   34%       844   30%

Operating profit                   $  1,324   66%     1,937   70%

Mining royalty land segment revenues for the first six months of fiscal 2010 were $1,996,000, a decrease of $785,000 or 28.2% over the same period last year due to decreased demand for mined tons and a $535,000 decrease in revenues from timber sales.

Mining royalty land segment's cost of operations was $672,000 in the first six months of fiscal 2010, a decrease of $172,000 over the same period last year. Property operating expenses decreased $139,000 due to lower maintenance and other costs. Depreciation and depletion expenses decreased $23,000 due to reduced tons mined. Management Company indirect expenses (excluding lease related property management fees) decreased $18,000. Allocated corporate expenses increased $8,000 due to increased allocation to the real estate segment resulting from the sale of SunBelt.


Developed Property Rentals Results

                                     Six Months Ended March 31
(dollars in thousands)             ___2010     %      2009     %_

Developed property rentals revenue    9,275  100%     9,336  100%

Property operating expenses           3,133   34%     2,452   26%
Depreciation and amortization         2,548   27%     2,522   27%
Management Company indirect             746    8%       906   10%
Allocated corporate expense             425    5%       413    4%

Cost of operations                    6,852   74%     6,293   67%

Operating profit                   $  2,423   26%     3,043   33%


Developed property rentals segment revenues for the first six months of fiscal 2010 were $9,275,000, a decrease of $61,000 or .7% over the same period last year due to reduced occupancy partly offset by a $656,000 increase in tenant reimbursements for snow removal.

Developed property rentals segment's cost of operations was $6,852,000 for the first six months of fiscal 2010, an increase of $559,000 over the same period last year. Property operating expenses increased $681,000 due to increased snow removal expenses and higher property taxes. Depreciation and amortization increased $26,000 due to a new building placed into service April 2009. Management Company indirect expenses (excluding lease related property management fees) decreased $160,000 due to reduced salaries from the staffing level adjustments completed during fiscal 2009. Allocated corporate expenses increased $12,000 due to increased allocation to the real estate segment resulting from the sale of SunBelt.


Consolidated Results

Operating Profit - Consolidated operating profit was $6,109,000 in the first six months of fiscal 2010, a decrease of $1,480,000 or 19.5% compared to $7,589,000 in the same period last year. Operating profit in the transportation segment decreased $359,000 or 10.4% due to reduced miles driven and higher fuel costs net of surcharges. Operating profit in the mining royalty land segment decreased $613,000 or 31.6% due to decreased demand for tons mined and lower timber sales. Operating profit in the Developed property rentals segment decreased $620,000 or 20.4% due to reduced occupancy of developed properties. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $735,000 in the first six months of fiscal 2010, a decrease of $112,000 compared to the same period last year. These unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses.

Interest expense - Interest expense increased $372,000 over the same period last year due to lower capitalized interest.

Income taxes - Income tax expense decreased $664,000 over the same period last year due to decreased earnings.

Income from continuing operations - Income from continuing operations was $2,660,000 or $.84 per diluted share in the first six months of fiscal 2010, a decrease of 26.9% compared to $3,639,000 or $1.18 per diluted share for the same period last year.

Discontinued operations - The after tax income from discontinued operations for the first six months of fiscal 2010 was $118,000 versus a loss of $483,000 for the same period last year. Diluted earnings on discontinued operations for the first six months of fiscal 2010 was $.04 compared to a diluted loss of $.16 in the first six months of fiscal 2009.

Net income - Net income for the first six months of fiscal 2010 decreased 12.0% to $2,778,000 compared to $3,156,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2010 were $0.88 compared to $1.02 for the same period last year. Transportation segment results were lower due to reduced miles driven and higher fuel costs net of surcharges. The mining royalty land segment's results were lower due to reduced mining royalties and lower timber sales. The Developed property rentals segment's results were lower due to lower developed property occupancy. Income from discontinued operations favorably impacted net income due losses from operations in the prior year and lower than expected retained liabilities.


Liquidity and Capital Resources. For the first six months of fiscal 2010, the Company used cash provided by operating activities of continuing operations of $5,734,000, proceeds received on notes of $582,000, proceeds from the sale of plant, property and equipment of $563,000, proceeds from the exercise of employee stock options of $166,000, excess tax benefits from the exercise of stock options of $61,000 and cash balances to purchase $5,643,000 in transportation equipment, to expend $16,000 in mining land development, to expend $1,973,000 in real estate development, to invest $285,000 in the Brooksville Joint Venture and to make $2,111,000 scheduled payments on long-term debt. Cash used in the operating activities of discontinued operations was $471,000. Cash decreased $3,393,000.

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

Cash flows from operating activities for the first six months of fiscal 2010 were $7,826,000 lower than the same period last year primarily due to lower revenues and higher income tax payments related to the sale of SunBelt. Also, the same period last year included an unusually large decrease in accounts receivable both in continuing operations and discontinued operations resulting from lower fuel surcharge revenues.

Cash flows used in investing activities for the first six months of fiscal 2010 were $4,375,000 lower primarily reflecting lower construction levels in the developed property segment.

Cash flows used in financing activities for the first six months of fiscal 2010 were $48,000 lower than the same period last year due to increased stock options exercised by employees and an increase of $135,000 in mortgage payments.

The Company has a $37,000,000 uncollaterized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. During the past year letters of credit in the amount of $12,590,000 were issued under the Revolver. As of March 31, 2010, $24,410,000 was available for borrowing and $40,247,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2010.

The Company had $14,191,000 of irrevocable letters of credit outstanding as of March 31, 2010. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. During fiscal 2009 the Company faced increased fees at the annual renewal of its letters of credit. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of March 31, 2010, $5,625,000 was authorized for future repurchases of common stock. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $315,000 over the next 12 months to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

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

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2.1 million of which capital contributions of $1,785,000 have been made by each party as of March 31, 2010. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ended March 31, 2010 and 2009 includes a loss of $2,000 and $5,000, respectively, representing the Company's equity in the loss of the joint venture.


Summary and Outlook. Transportation segment results for the second quarter improved over the same quarter last year even though revenue miles were down 5.7% versus the prior year's quarter. The Company continues to succeed in replacing customers from the non-renewed contracts announced January 6, 2010 and anticipates recovering from new customers substantially all the lost revenue miles over the next few quarters, albeit at lower margins.

Operating profit from the leasing of developed buildings has been unfavorably impacted by three newer buildings brought into service in the past eighteen months, which are vacant, along with two nearly vacant buildings in Delaware impacted by automobile plant closings and the residential housing downturn. We are encouraged by the recent execution of a lease with a new tenant for 20,000 square feet in one of our new buildings but prospective tenants for vacant space remain fewer than in the past few years and competition for their contracts is intense. The Company is not presently engaged in the construction of any new buildings.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,075,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including satisfactory completion of the buyer's inspection period and additional government approvals and closing may be one and one half or more years away. The cost of the property of $5,677,000 is included in Real estate held for investment rather than held for sale because of the original and current expectation that the sale would not be completed within one year. The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow including $650,000 in March 2009. Preliminary approval for the development as originally contemplated under the agreement's pricing contingencies has now been received and the time for any appeals from that approval expired.

In February 2010, a subsidiary of the Company, Florida Rock Properties, Inc., entered into an agreement to sell approximately 1,844 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property is $5,200,000, subject to certain deductions. The Company is also donating the value of minerals and aggregates. The agreement of sale is subject to certain contingencies including satisfactory completion of the buyer's inspection period, federal government funding and additional government approvals. The contract expires if not completed before September 21, 2010. The Company's book value of the property is $233,000 and is included in Real estate held for investment rather than held for sale due to open contingencies at March 31, 2010. The Federal Appraisal Review was completed in April, 2010 triggering the 90 day study period. If the sale closes, the Company may use the proceeds in a 1031 exchange for the purchase of real estate.

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

As of March 31, 2010, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 5.  OTHER INFORMATION

On February 3, 2010, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown:

                      Term       Votes       Votes       Broker/
                      Ending     For         Withhold    Non-Votes
Thompson S. Baker II  2014       2,407,763   122,534        -
Martin E. Stein, Jr.  2014       2,448,146    82,151        -

The directors whose terms of office as director have continued after the meeting are John E. Anderson, Edward L. Baker, John D. Baker II, Charles E. Commander III, Luke E. Fichthorn III, Robert H. Paul III, H.W. Shad III and James H. Winston.

In addition, the shareholders ratified the appointment by the Audit Committee of Hancock Askew & Co., LLP as the Company's independent auditors for the fiscal year 2010 by the vote shown:

Votes for:      2,902,922
Votes against:        710
Abstaining:         1,819

Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 27.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2010                PATRIOT TRANSPORTATION HOLDING, INC.


                           John D. Baker II
                           John D. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010
EXHIBIT INDEX



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