Form 10-Q
period 2010-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2010-08-04
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2010:
3,061,696 shares of $.10 par value common stock.








PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2010



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  26

Item 4.  Controls and Procedures                                      27


Part II.  Other Information

Item 1A. Risk Factors                                                 28

Item 6.  Exhibits                                                     28

Signatures                                                            29

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               31

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              34





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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                      June 30,     September 30,
Assets                                                  2010             2009
Current assets:
 Cash and cash equivalents                          $ 15,968           15,803
 Accounts receivable (including related party of
  $574 and $336 and net of allowance for doubtful
  accounts of $100 and $110, respectively)             6,475            5,286
 Notes receivable                                      1,217            1,158
 Inventory of parts and supplies                         676              616
 Deferred income taxes                                   823              104
 Prepaid tires on equipment                            1,168            1,211
 Prepaid taxes and licenses                              232            1,703
 Prepaid insurance                                       707            2,390
 Prepaid expenses, other                                  83               93
 Assets of discontinued operations                       748            1,519
  Total current assets                                28,097           29,883

Property, plant and equipment, at cost               293,900          289,336
Less accumulated depreciation and depletion           94,260           90,323
  Net property, plant and equipment                  199,640          199,013
Real estate held for investment, at cost               6,933            6,933
Investment in joint venture                            7,296            6,858
Goodwill                                               1,087            1,087
Notes receivable, less current portion                 4,707            5,647
Unrealized rents                                       3,356            3,346
Other assets                                           3,803            4,087
Total assets                                        $254,919          256,854

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  2,618            2,822
 Federal and state income taxes payable                  795            2,355
 Accrued payroll and benefits                          4,662            4,945
 Accrued insurance                                     2,658            3,190
 Accrued liabilities, other                              849            1,102
 Long-term debt due within one year                    4,512            4,293
 Liabilities of discontinued operations                1,726            3,660
  Total current liabilities                           17,820           22,367
Long-term debt, less current portion                  68,448           71,860
Deferred income taxes                                 15,545           15,679
Accrued insurance                                      2,774            2,995
Other liabilities                                      1,553            1,545
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  3,061,696 and 3,053,036 shares issued
  and outstanding, respectively                          306              305
 Capital in excess of par value                       36,852           35,858
 Retained earnings                                   111,602          106,226
 Accumulated other comprehensive income, net              19               19
  Total shareholders' equity                         148,779          142,408
Total liabilities and shareholders' equity          $254,919          256,854
See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                           THREE MONTHS         NINE MONTHS
                                          ENDED JUNE 30,     ENDED JUNE 30,
                                          2010      2009      2010      2009
Revenues:
  Transportation                       $23,064    22,604    66,803    69,108
  Mining royalty land                    1,247     1,161     3,243     3,941
  Developed property rentals             4,047     4,325    13,322    13,662
Total revenues (including revenue
 from related parties of $1,355, $1,600,
 $4,856 and $4,809, respectively)       28,358    28,090    83,368    86,711

Cost of operations:
  Transportation                        20,349    19,939    60,720    62,690
  Mining royalty land                      368       403     1,040     1,247
  Developed property rentals             3,022     3,191     9,874     9,484
  Unallocated corporate                    138       270     1,144     1,414
Total cost of operations                23,877    23,803    72,778    74,835

Operating profit:
  Transportation                         2,715     2,665     6,083     6,418
  Mining royalty land                      879       758     2,203     2,694
  Developed property rentals             1,025     1,134     3,448     4,178
  Unallocated corporate                   (138)     (270)   (1,144)   (1,414)
Total operating profit                   4,481     4,287    10,590    11,876

Interest income and other                  106         2       340        30
Equity in loss of joint venture              -         -        (2)       (5)
Interest expense                          (966)     (892)   (2,988)   (2,542)

Income before income taxes               3,621     3,397     7,940     9,359
Provision for income taxes              (1,121)   (1,184)   (2,780)   (3,507)
Income from continuing operations        2,500     2,213     5,160     5,852

Income (loss) from
 discontinued operations, net               99    (2,615)      217    (3,098)

Net income                            $  2,599      (402)    5,377     2,754

Earnings per common share:
 Income from continuing operations -
  Basic                               $    .82       .73      1.69      1.93
  Diluted                             $    .80       .70      1.64      1.88
 Discontinued operations (Note 11) -
  Basic                               $    .03      (.86)      .07     (1.02)
  Diluted                             $    .03      (.83)      .07     (1.00)

Net income - basic                    $    .85      (.13)     1.76       .91
Net income - diluted                  $    .83      (.13)     1.71       .88

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share       3,061     3,044     3,057     3,039
  -diluted earnings per common share     3,142     3,123     3,140     3,114
See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED JUNE 30, 2010 AND 2009
                                   (In thousands)
                                    (Unaudited)
                                                              2010      2009

Cash flows from operating activities:
 Net income                                                $ 5,377     2,754
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  8,647     9,515
   Deferred income taxes                                      (853)     (425)
   Equity in loss of joint venture                               2         5
   (Gain) on sale of equipment                                (311)     (718)
   (Income) loss from discontinued operations, net            (217)    3,098
   Stock-based compensation                                    737       726
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (1,189)    3,878
    Inventory of parts and supplies                            (60)      213
    Prepaid expenses and other current assets                3,207     3,484
    Other assets                                              (176)      (56)
    Accounts payable and accrued liabilities                (1,272)   (5,045)
    Income taxes payable                                    (1,560)    1,075
    Long-term insurance liabilities and other long-term
     liabilities                                              (213)      (42)
Net cash provided by operating activities of
  continuing operations                                     12,119    18,462
Net cash (used in) provided by operating activities of
  discontinued operations                                     (946)    1,235
Net cash provided by operating activities                   11,173    19,697

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (6,433)   (3,064)
 Investments in mining royalty land segment                    (41)        -
 Investments in developed property rentals segment          (2,843)   (9,762)
 Investment in joint venture                                  (445)     (350)
 Proceeds from the sale of property, plant and equipment       809       742
 Proceeds received on note for sale of Sunbelt                 881         -
Net cash used in investing activities of continuing
  operations                                                (8,072)  (12,434)
Net cash used in investing activities of discontinued
  operations                                                     -      (319)
Net cash used in investing activities                       (8,072)  (12,753)

Cash flows from financing activities:
 Repayment of long-term debt                                (3,193)   (2,989)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                               65        77
 Exercise of employee stock options                            192       371

Net cash used in financing activities                       (2,936)   (2,541)

Net increase (decrease) in cash and cash equivalents           165     4,403
Cash and cash equivalents at beginning of period            15,803     7,778
Cash and cash equivalents at end of the period            $ 15,968    12,181

See accompanying notes.





 	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2010
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2009.

In connection with the presentation adopted in March, 2010 of our real estate operations as two reportable segments, two properties in Washington, D.C. and two properties in Duval County, Florida were reclassified out of the Royalties and rent division and the division was renamed the Mining royalty land segment. Historical results have been reclassified to conform to the new segment presentation.

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

(3) Business Segments. The Company operates in three reportable business segments. The Company's operations are substantially in the Southeastern and Mid-Atlantic states. The transportation segment hauls petroleum and other liquids and dry bulk commodities by tank trailers. The Company's real estate operations consist of two reportable segments. The Mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The Developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area and holds real estate for future development or related to its developments.

The Company's transportation and real estate groups operate independently and have minimal shared overhead except for corporate expenses. Corporate expenses are allocated in fixed quarterly amounts based upon budgeted and estimated proportionate cost by segment. Unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses. Reclassifications to prior period amounts have been made to be comparable the current presentation.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended    Nine Months ended
                                     June 30, ___           June 30, _ _
                                    2010      2009        2010      2009
Revenues:
   Transportation                $ 23,064    22,604    $ 66,803    69,108
   Mining royalty land              1,247     1,161       3,243     3,941
   Developed property rentals       4,047     4,325      13,322    13,662
                                 $ 28,358    28,090      83,368    86,711
Operating profit:
   Transportation                $  3,062     3,075       7,123     7,648
   Mining royalty land              1,021       896       2,628     3,107
   Developed property rentals       1,237     1,341       4,085     4,798
   Corporate expenses:
    Allocated to transportation      (347)     (410)     (1,040)   (1,230)
    Allocated to mining land         (142)     (138)       (425)     (413)
    Allocated to developed property  (212)     (207)       (637)     (620)
    Unallocated                      (138)     (270)     (1,144)   (1,414)
                                     (839)   (1,025)     (3,246)   (3,677)
                                 $  4,481     4,287      10,590    11,876
Interest expense:
   Mining royalty land           $      9        18          30        56
   Developed property rentals      ___957    ___874      _2,958    _2,486
                                 $    966       892       2,988     2,542
Capital expenditures:
   Transportation                $    790       250       6,433     3,064
   Mining royalty land                 25        -           41         -
   Developed property rentals:
     Capitalized interest             243       396         700     1,374
     Internal labor                    83        91         201       421
     Real estate taxes                288        70         867       691
     Other costs                      256       812       1,075     7,276
                                 $  1,685     1,619       9,317    12,826
Depreciation, depletion and
amortization:
   Transportation                $  1,536     1,676       4,605     5,058
   Mining royalty land                 30        31          77       101
   Developed property rentals       1,257     1,279       3,805     3,800
   Other                               48       185         160       556
                                 $  2,871     3,171       8,647     9,515

Identifiable assets (less depreciation)        June 30,   September 30,
                                                 2010          2009

   Transportation                             $ 43,196        43,229
   Discontinued Transportation Operations          748         1,519
   Mining royalty land                          28,634        28,088
   Developed property rentals                  162,677       164,373
   Cash items                                   15,968        15,803
   Unallocated corporate assets                  3,696         3,842
                                              $254,919       256,854


(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                               June 30,   September 30,
                                                 2010          2009
     5.6% to 8.6% mortgage notes
       due in installments through 2027         72,960        76,153
     Less portion due within one year            4,512         4,293
                                              $ 68,448        71,860

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $13,263,000 were issued under the Revolver. As of June 30, 2010, $23,737,000 was available for borrowing and $41,978,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2010.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2010, the carrying amount and fair value of such other long-term debt was $72,960,000 and $72,679,000, respectively.

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

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.), Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2.1 million of which capital contributions of $1,945,000 have been made by each party as of June 30, 2010. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2010 and 2009 includes a loss of $2,000 and $5,000, respectively, representing the Company's equity in the loss of the joint venture.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

                                        THREE MONTHS         NINE MONTHS
                                       ENDED JUNE 30,       ENDED JUNE 30,
                                        2010     2009        2010     2009
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             3,061    3,044       3,057    3,039

Common shares issuable under
 share based payment plans
 which are potentially dilutive           81       79          83       75

Common shares used for diluted
 earnings per common share             3,142    3,123       3,140    3,114

Net income                           $ 2,599     (402)      5,377    2,754

Earnings per common share
 Basic                               $   .85     (.13)       1.76      .91
 Diluted                             $   .83     (.13)       1.71      .88


For the three and nine months ended June 30, 2010, 34,570 and 37,070 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30 2009, 20,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2009, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 231,970 at June 30, 2010.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                      Three Months ended   Nine Months ended
                                            June 30,       _ June 30,_
                                          2010    2009      2010    2009
Stock option grants                      $  68     120       335     280
Restricted stock awards granted in 2006      -      51        48     152
Annual director stock award                  -       -       354     294
                                            68     171       737     726

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 September 30, 2009     237,930     $36.70       4.5     $ 4,246
  Granted                 9,070     $96.48               $   349
  Exercised               4,700     $40.79               $    90
Forfeited                     -     $    -               $     -
Outstanding at
 June 30, 2010          242,300     $38.86       3.9     $ 4,505
Exercisable at
 June 30, 2010          213,730     $33.09       3.3     $ 3,529
Vested during
 nine months ended
 June 30, 2010           14,400                          $   384

The aggregate intrinsic value of exercisable in-the-money options was $10,282,000 and the aggregate intrinsic value of all outstanding in-the-money options was $10,383,000 based on the market closing price of $80.91 on June 30, 2010 less exercise prices. Gains of $233,000 were realized by option holders during the nine months ended June 30, 2010. The realized tax benefit from options exercised for the nine months ended June 30, 2010 was $89,000. Total compensation cost of options granted but not yet vested as of June 30, 2010 was $842,000, which is expected to be recognized over a weighted-average period of 3.1 years.

A summary of changes in restricted stock awards is presented below (in thousands, except per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Grant     Remaining  Grant Date
Restricted Stock        Shares    Price     Term (yrs) Fair Value
Outstanding at
 September 30, 2009       2,550     $63.70        .3     $   163
  Granted                     -     $    -               $     -
  Vested                  2,510     $63.66               $   160
  Forfeited                  40     $66.09               $     3
Outstanding at
 June 30, 2010               -     $    -         -     $     -

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

During the first nine months of fiscal 2010, the transportation segment's ten largest customers accounted for approximately 58.2% of the transportation segment's revenue. One of these customers accounted for 21.2% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $2,987,000 and $2,578,000 at June 30, 2010 and September 30, 2009 respectively.

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

As of June 30, 2010 the Company had no assets or liabilities measured at fair value on a recurring basis and only one asset recorded at fair value on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The fair value of the corporate aircraft of $1,850,000 is based on level 2 inputs for similar assets in the current market. The fourth quarter of fiscal 2009 included $900,000 for the impairment to estimated fair value of the corporate aircraft. The Company's decision to discontinue its use required adjustment to the lower values of the current economic environment.

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

A summary of discontinued operations is as follows (in thousands):

                                   Three months      Nine months
                                  Ended June 30,   Ended June 30,
                                   2010     2009     2010     2009

Revenue                         $    15    5,849       70   18,391
Operating expenses                 (147)   6,831     (283)  20,158
Loss on sale before taxes             -   (3,263)       -   (3,263)
Income (loss) before taxes      $   162   (4,245)     353   (5,030)
Income taxes                        (63)   1,630     (136)   1,932
Income (loss) from
  Discontinued operations       $    99   (2,615)     217   (3,098)


A summary of the loss on sale before income taxes (in thousands):

Carrying amount of assets disposed:
Petty cash				  	$      4
Inventory of parts and supplies		              88
Prepaid tires on equipment  	 		     643
Land                     			     103
Buildings					     459
Equipment					  24,022
Less accumulated depreciation			 (14,013)
Net book value of assets disposed		$ 11,306

Plus liabilties assumed:
Change in control agreement		             283
Real estate taxes of bargain lease		      61

Less proceeds from sale:
Cash Payment Received			           1,000
Present value of promissory note	           6,565
Present value of bargain lease                  _____325

Loss on sale before taxes			 $ 3,760


The estimated loss on sale of $3,263,000 was recorded in the quarter ending June 30, 2009. An adjustment to the loss on sale of $214,000 along with the change in control agreement of $283,000 was recorded in the quarter ending September 30, 2010.


The components of the balance sheet are as follows:

					June 30,     September 30,
					   2010            2009

Accounts receivable                     $    45             142
Other assets                                  2               1
Deferred income taxes                       582           1,249
Property and equipment, net                 119             127
Assets of discontinued operations       $   748           1,519

Accounts payable                        $   165             243
Accrued payroll and benefits                  2             140
Accrued liabilities, other                   60              73
Insurance liabilities                     1,499           3,204
Liabilities of discontinued operations  $ 1,726           3,660



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

Comparative Results of Operations for the Three Months Ended June
30, 2010 and 2009

Consolidated Results - Net income for the third quarter of fiscal 2010 was $2,599,000 compared to a net loss of $402,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2010 were $0.83 compared to ($0.13) for the same quarter last year. Income from discontinued operations favorably impacted net income due to losses from operations in the prior year and lower than expected retained liabilities. Transportation segment results were slightly higher due to the favorable impact of the falling cost of diesel during the quarter mostly offset by reduced revenue per mile. The mining royalty land segment's results were higher due to an increase in mined tons. The Developed property rentals segment's results were lower due to lower developed property occupancy.

Transportation Results
                                    Three Months Ended June 30
(dollars in thousands)             ___2010     %      2009     %_

Transportation revenue             $ 19,593   85%    20,796   92%
Fuel surcharges                       3,471   15%     1,808    8%

Revenues                             23,064  100%    22,604  100%

Compensation and benefits             8,573   37%     8,855   39%
Fuel expenses                         4,465   19%     3,443   15%
Insurance and losses                  1,394    6%     1,447    7%
Depreciation expense                  1,499    6%     1,633    7%
Other, net                            2,198   10%     2,282   10%
Sales, general & administrative       1,873    8%     1,869    8%
Allocated corporate expenses       _____347    2%    ___410    2%

Cost of operations                   20,349   88%    19,939   88%

Operating profit                   $  2,715   12%     2,665   12%
The Company announced on January 6, 2010 that the transportation group had been unsuccessful in renewing contracts with customers that represented approximately 11.0% of transportation group revenue in fiscal 2009. In the third quarter, the Company continued to find replacement business for the non-renewed contracts and accordingly revenue miles were only 0.7% lower than the same quarter last year. Transportation segment revenues were $23,064,000 in the third quarter of 2010, an increase of $460,000 over the same quarter last year.
Fuel surcharge revenue increased $1,663,000. Excluding fuel surcharges, revenue per mile decreased 5.3% over the same quarter last year due to a longer average haul length and lower revenue per mile on certain replacement business. The average price paid per gallon of diesel fuel increased by $.59 or 27.8% over the same quarter in fiscal 2009.

The Transportation segment's cost of operations was $20,349,000 in the third quarter of 2010, an increase of $410,000 over the same quarter last year. The Transportation segment's cost of operations in the third quarter of 2010 as a percentage of revenue was 88% consistent with the third quarter of 2009. Compensation and benefits decreased $282,000 or 3.2% compared to the same quarter last year primarily due to the longer average haul length and decrease in miles driven. Fuel surcharge revenue increased $1,663,000 while fuel cost increased by only $1,022,000 leaving a positive impact to operating profit of $641,000 due to the falling cost of diesel during the quarter. Insurance and losses decreased $53,000 compared to the same quarter last year due to lower health claims partially offset by a smaller reduction to actuarial projections of risk insurance claims. Depreciation expense decreased $134,000 due to fewer trucks in service and existing trailers becoming fully depreciated. Other expense decreased $84,000 primarily due to higher gains on equipment sales. Selling general and administrative costs increased $4,000 or 0.2% compared to the same quarter last year. Allocated corporate expenses decreased $63,000 due to reduced allocation to the Transportation segment as a result of the sale of SunBelt.


Mining Royalty Land Results
                                    Three Months Ended June 30
(dollars in thousands)             ___2010     %      2009     %_

Mining royalty land revenue        $  1,247  100%     1,161  100%

Property operating expenses             155   13%       166   14%
Depreciation and depletion               30    3%        31    3%
Management Company indirect              41    3%        68    6%
Allocated corporate expense             142   11%       138   12%

Cost of operations                      368   30%       403   35%

Operating profit                   $    879   70%       758   65%

Mining royalty land segment revenues for the third quarter of fiscal 2010 were $1,247,000, an increase of $86,000 or 7.4% over the same quarter last year, due to an increase in mined tons offset by an $11,000 decrease in timber sales.

The mining royalty land segment's cost of operations was $368,000 in the third quarter of 2010, a decrease of $35,000 primarily due to lower salaries from staffing adjustments completed during fiscal 2009.


Developed Property Rentals Results

                                    Three Months Ended June 30
(dollars in thousands)             ___2010     %      2009     %_

Developed property rentals revenue $  4,047  100%     4,325  100%

Property operating expenses           1,179   29%     1,089   25%
Depreciation and amortization         1,257   32%     1,278   30%
Management Company indirect             374    9%       617   14%
Allocated corporate expense             212    5%       207    5%

Cost of operations                    3,022   75%     3,191   74%

Operating profit                   $  1,025   25%     1,134   26%

Developed property rentals segment revenues for the third quarter of fiscal 2010 were $4,047,000, a decrease of $278,000 or 6.4% due to reduced occupancy.

Developed property segment's cost of operations was $3,022,000 in the third quarter of 2010, a decrease of $169,000 or 5.3%. Property operating expenses increased $90,000 due to higher property taxes. Depreciation and amortization decreased $21,000 due to lower commission amortization. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $243,000 due to reduced salaries from the staffing level adjustments completed during fiscal 2009. Allocated corporate expenses increased $5,000 due to increased allocation to the real estate segment resulting from the sale of SunBelt.


Consolidated Results

Operating Profit - Consolidated operating profit was $4,481,000 in the third quarter of fiscal 2010, an increase of $194,000 or 4.5% compared to $4,287,000 in the same period last year. Operating profit in the transportation segment increased $50,000 or 1.9% due to the favorable impact of the falling cost of diesel during the quarter mostly offset by reduced business and revenue per mile. Operating profit in the mining royalty land segment increased $121,000 or 16.0% due to an increase in mined tons. Operating profit in the Developed property rentals segment decreased $109,000 or 9.6% due to reduced occupancy of developed properties. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $138,000 in the third quarter of fiscal 2010, a decrease of $132,000 compared to the same period last year.

Interest expense - Interest expense increased $74,000 over the same quarter last year due to lower capitalized interest.

Income taxes - Income tax expense decreased $63,000 over the same quarter last year due to higher earnings offset by a tax credit of $116,000 funded by legislative action related to fiscal 2008 expenditures, a reduction in uncertain tax positions related to the expiration of statutes, and lower than estimated state income taxes.

Income from continuing operations - Income from continuing operations was $2,500,000 or $.80 per diluted share in the third quarter of fiscal 2010, an increase of 13.0% compared to $2,213,000 or $.70 per diluted share for the same period last year. The $287,000 increase was primarily due to the $194,000 increase in operating profits and lower income taxes.

Discontinued operations - The after tax income from discontinued operations for the third quarter of fiscal 2010 was $99,000 versus a loss of $2,615,000 for the same period last year. Diluted earnings per share on discontinued operations for the third quarter of fiscal 2010 was $.03 compared to a diluted loss of $.83 in the third quarter of fiscal 2009. The third quarter of fiscal 2009 included a loss on the sale of $2,010,000 after tax or $.64 per diluted share.

Net income - Net income for the third quarter of fiscal 2010 was $2,599,000 compared to a net loss of $402,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2010 were $0.83 compared to ($0.13) for the same quarter last year. Income from discontinued operations favorably impacted net income due to losses from operations in the prior year and lower than expected retained liabilities. Transportation segment results were slightly higher due to the favorable impact of the falling cost of diesel during the quarter mostly offset by reduced revenue per mile. The mining royalty land segment's results were higher due to an increase in mined tons. The Developed property rentals segment's results were lower due to lower developed property occupancy.


Comparative Results of Operations for the Nine Months Ended June 30,
2010 and 2009

Consolidated Results - Net income for the first nine months of fiscal 2010 increased 95.2% to $5,377,000 compared to $2,754,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2010 were $1.71 compared to $0.88 in the first nine months of fiscal 2009. Transportation segment results were lower due to reduced miles driven and higher fuel costs net of surcharges. Mining royalty land segment's results were lower due to reduced mining royalties and lower timber sales. Developed property rentals segment's results were lower due to lower developed property occupancy. Income from discontinued operations favorably impacted net income due to lower than expected retained liabilities and losses in the prior year from operations.

Transportation Results
                                     Nine Months Ended June 30
(dollars in thousands)             ___2010     %      2009     %_

Transportation revenue             $ 57,847   87%    61,661   89%
Fuel surcharges                       8,956   13%     7,447   11%

Revenues                             66,803  100%    69,108  100%

Compensation and benefits            25,189   38%    27,036   39%
Fuel expenses                        12,544   19%    11,156   16%
Insurance and losses                  5,230    8%     6,063    9%
Depreciation expense                  4,491    7%     4,928    7%
Other, net                            6,727   10%     6,399    9%
Sales, general & administrative       5,499    8%     5,878    9%
Allocated corporate expenses       ___1,040   _1%    _1,230  __2%

Cost of operations                   60,720   91%    62,690   91%

Operating profit                   $  6,083    9%     6,418    9%

The Company announced on January 6, 2010 that the transportation group had been unsuccessful in renewing contracts with customers that represented approximately 11.0% of transportation group revenue in fiscal 2009. The Company successfully replaced the majority of the lost business with new business obtained in the second and third quarters of fiscal 2010. Nevertheless, revenue miles in the first nine months of fiscal 2010 were down 5.2% compared to the first nine months of 2009 due to the time involved in replacing the lost business along with lower demand and a more competitive economic climate. Approximately 4.3% of miles during the first nine months of fiscal 2010 were from services related to the contracts that were not renewed. Transportation segment revenues were $66,803,000 in the first nine months of 2010, a decrease of $2,305,000 over the same period last year. Fuel surcharge revenue increased $1,509,000. Excluding fuel surcharges, revenue per mile decreased 1.2% over the same period last year due to lower revenue per mile on certain replacement business partially offset by a shorter average haul length in the first six months of fiscal 2010. The average price paid per gallon of diesel fuel increased by $.38 or 16.9% over the same period last year.

The Transportation segment's cost of operations was $60,720,000 in the first nine months of 2010, a decrease of $1,970,000 over the same period last year. The Transportation segment's cost of operations in the first nine months of 2010 as a percentage of revenue was 91% consistent with the first nine months of 2009. Compensation and benefits decreased $1,847,000 or 6.8% compared to the same period last year due to the decrease in miles driven and lower driver turnover related pay. Fuel surcharge revenue increased $1,509,000 while fuel cost increased by $1,388,000 leaving a positive impact to operating profit of $121,000. Insurance and losses decreased $833,000 compared to the same period last year due to reduced vehicle accident costs, reduced miles driven, and a $178,000 decrease in group health expense. Depreciation expense decreased $437,000 due to fewer trucks in service and existing trailers becoming fully depreciated. Other expense increased $328,000 primarily due to lower gains on equipment sales partially due to reduced market values of used equipment. Selling general and administrative costs decreased $379,000 or 6.4% compared to the same period last year due to lower staffing. Allocated corporate expenses decreased $190,000 due to reduced allocation to the Transportation segment as a result of the sale of SunBelt.


Mining Royalty Land Results
                                     Nine Months Ended June 30
(dollars in thousands)             ___2010     %      2009     %_

Mining royalty land revenue        $  3,243  100%     3,941  100%

Property operating expenses             413   13%       563   14%
Depreciation and depletion               78    2%       102    3%
Management Company indirect             124    4%       169    4%
Allocated corporate expense             425   13%       413   11%

Cost of operations                    1,040   32%     1,247   32%

Operating profit                   $  2,203   68%     2,694   68%

Mining royalty land segment revenues for the first nine months of fiscal 2010 were $3,243,000, a decrease of $698,000 or 17.7% over the same period last year due to decreased demand for mined tons and a $546,000 decrease in revenues from timber sales.

Mining royalty land segment's cost of operations was $1,040,000 in the first nine months of fiscal 2010, a decrease of $207,000 over the same period last year. Property operating expenses decreased $150,000 due to lower maintenance and other costs. Depreciation and depletion expenses decreased $24,000 due to reduced tons mined. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $45,000 due to reduced salaries from the staffing level adjustments completed during fiscal 2009. Allocated corporate expenses increased $12,000 due to increased allocation to the real estate segment resulting from the sale of SunBelt.

Developed Property Rentals Results

                                     Nine Months Ended June 30
(dollars in thousands)             ___2010     %      2009     %_

Developed property rentals revenue   13,322  100%    13,662  100%

Property operating expenses           4,312   32%     3,541   26%
Depreciation and amortization         3,805   29%     3,800   28%
Management Company indirect           1,120    8%     1,523   10%
Allocated corporate expense             637    5%       620    5%

Cost of operations                    9,874   74%     9,484   69%

Operating profit                   $  3,448   26%     4,178   31%

Developed property rentals segment revenues for the first nine months of fiscal 2010 were $13,322,000, a decrease of $340,000 or 2.5% over the same period last year due to reduced occupancy partly offset by a $685,000 increase in tenant reimbursements for snow removal.

Developed property rentals segment's cost of operations was $9,874,000 for the first nine months of fiscal 2010, an increase of $390,000 over the same period last year. Property operating expenses increased $771,000 due to increased snow removal expenses and higher property taxes. Depreciation and amortization increased $5,000. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $403,000 due to reduced salaries from the staffing level adjustments completed during fiscal 2009. Allocated corporate expenses increased $17,000 due to increased allocation to the real estate segment resulting from the sale of SunBelt.


Consolidated Results

Operating Profit - Consolidated operating profit was $10,590,000 in the first nine months of fiscal 2010, a decrease of $1,286,000 or 10.8% compared to $11,876,000 in the same period last year. Operating profit in the transportation segment decreased $335,000 or 5.2% due to reduced miles driven and lower gains on sales of equipment partially offset by lower insurance and losses. Operating profit in the mining royalty land segment decreased $491,000 or 18.2% due to decreased demand for tons mined and lower timber sales. Operating profit in the Developed property rentals segment decreased $730,000 or 17.5% due to reduced occupancy of developed properties. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $1,144,000 in the first nine months of fiscal 2010, a decrease of $270,000 compared to the same period last year. These unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses both of which decreased during the current year versus the same period last year.

Interest expense - Interest expense increased $446,000 over the same period last year due to lower capitalized interest.

Income taxes - Income tax expense decreased $727,000 over the same period last year due to decreased earnings, a tax credit of $116,000 funded by legislative action related to fiscal 2008 expenditures, a reduction in uncertain tax positions related to the expiration of statutes, and lower than estimated state income taxes.

Income from continuing operations - Income from continuing operations was $5,160,000 or $1.64 per diluted share in the first nine months of fiscal 2010, a decrease of 11.8% compared to $5,852,000 or $1.88 per diluted share for the same period last year.

Discontinued operations - The after tax income from discontinued operations for the first nine months of fiscal 2010 was $217,000 versus a loss of $3,098,000 for the same period last year. Diluted earnings on discontinued operations for the first nine months of fiscal 2010 was $0.07 compared to a diluted loss of $1.00 in the first nine months of fiscal 2009. The first nine months of fiscal 2009 included a loss on the sale of $2,010,000 after tax or $.65 per diluted share.

Net income - Net income for the first nine months of fiscal 2010 increased 95.2% to $5,377,000 compared to $2,754,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2010 were $1.71 compared to $0.88 in the first nine months of fiscal 2009. Income from discontinued operations favorably impacted net income due to lower than expected retained liabilities and losses in the prior year from operations. Transportation segment results were lower due to reduced miles driven and lower gains on sales of equipment partially offset by lower insurance and losses. Mining royalty land segment's results were lower due to reduced mining royalties and lower timber sales. Developed property rentals segment's results were lower due to lower developed property occupancy.


Liquidity and Capital Resources. For the first nine months of fiscal 2010, the Company used cash provided by operating activities of continuing operations of $12,119,000, proceeds received on notes of $881,000, proceeds from the sale of plant, property and equipment of $809,000, proceeds from the exercise of employee stock options of $192,000, excess tax benefits from the exercise of stock options of $65,000 and cash balances to purchase $6,433,000 in transportation equipment, to expend $41,000 in mining land development, to expend $2,843,000 in real estate development, to invest $445,000 in the Brooksville Joint Venture and to make $3,193,000 scheduled payments on long-term debt. Cash used in the operating activities of discontinued operations was $946,000. Cash increased $165,000.

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

Cash flows from operating activities for the first nine months of fiscal 2010 were $8,523,000 lower than the same period last year primarily due to lower revenues, payment of retained SunBelt liabilities, and higher income tax payments related to the sale of SunBelt. Also, the same period last year included an unusually large decrease in accounts receivable both in continuing operations and discontinued operations resulting from lower fuel surcharge revenues.

Cash flows used in investing activities for the first nine months of fiscal 2010 were $4,681,000 lower primarily reflecting lower construction levels in the developed property segment.

Cash flows used in financing activities for the first nine months of fiscal 2010 were $396,000 higher than the same period last year due to decreased stock options exercised by employees and an increase of $204,000 in mortgage payments.

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $13,263,000 were issued under the Revolver. As of June 30, 2010, $23,737,000 was available for borrowing and $41,978,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2010.

The Company had $13,911,000 of irrevocable letters of credit outstanding as of June 30, 2010. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. As of June 30, 2010, $5,625,000 was authorized for future repurchases of common stock. The Company does not currently pay any dividends on common stock.

The Company has committed to make additional capital contributions of up to $155,000 over the next 12 months to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

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


Related Party Transactions. The Company, through its transportation subsidiary, hauls commodities by tank truck for Vulcan Materials
Company (Vulcan). Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2.1 million of which capital contributions of $1,945,000 have been made by each party as of June 30, 2010. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2010 and 2009 includes a loss of $2,000 and $5,000, respectively, representing the Company's equity in the loss of the joint venture.


Summary and Outlook. Transportation segment miles for this year's third quarter were only 0.7% lower than the same quarter last year which was a large improvement from the March quarter comparison thanks to a 7.7% incremental increase in miles. The Company continues to succeed in replacing customers from the non-renewed contracts announced January 6, 2010 and has basically recovered from new customers substantially all the lost revenue miles, albeit at lower rates per mile for longer average hauls.

Operating profit from the leasing of developed buildings has been unfavorably impacted by three newer buildings brought into service in the past twenty-one months, which are vacant, along with two nearly vacant buildings in Delaware impacted by automobile plant closings and the residential housing downturn. Occupancy decreased from 75.1% to 72.2% during the quarter primarily due to space vacated at lease expiration. However, the market for new tenants appears to have bottomed and traffic for vacant space has increased. The Company is not presently engaged in the construction of any new buildings.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,075,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including additional government approvals and closing may be one and one half or more years away. The cost of the property of $5,799,000 is included in Real estate held for investment rather than held for sale because of the original and current expectation that the sale would not be completed within one year. The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow including $650,000 in March 2009. Preliminary approval for the development as originally contemplated under the agreement's pricing contingencies has now been received and the time for any appeals from that approval has expired.

In February 2010, a subsidiary of the Company, Florida Rock Properties, Inc., entered into an agreement to sell approximately 1,844 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property is $5,200,000, subject to certain deductions. The Company is also donating the value of minerals and aggregates. The agreement of sale is subject to certain contingencies including satisfactory completion of the buyer's inspection period, federal government funding and additional government approvals. The contract expires if not completed before September 21, 2010. The Company's book value of the property is $258,000 and is included in Real estate held for investment rather than held for sale due to open contingencies at June 30, 2010. The Federal Appraisal Review was completed in April, 2010 triggering the 90 day study period. If the sale closes, the Company may use the proceeds in a 1031 exchange for the purchase of real estate. Accordingly in July 2010, the Company agreed to purchase an 82,000 square foot warehouse in Baltimore City, Maryland in a foreclosure sale auction through a qualified intermediary and may use the majority of the proceeds from the Caroline County property sale for this purchase.

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

As of June 30, 2010, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

August 4, 2010             PATRIOT TRANSPORTATION HOLDING, INC.


                           John D. Baker II
                           John D. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010
EXHIBIT INDEX



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