Form 10-K
period 2010-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2010-12-03
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2010
	OR
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

Large accelerated filer[ ]                  Accelerated filer[X]

Non-accelerated filer[ ]                    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes         No   X

The number of shares of the registrant's stock outstanding as of November 23, 2010 was 3,092,696. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2010, the last day of business of our most recently completed second fiscal quarter, was $122,923,722. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2010 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2010 are incorporated by reference in Part III.

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

In filings prior to the March 2010 the Company's real estate operations were aggregated and reported as a single segment. The prior filings additionally included results by division. In connection with the new presentation of our real estate operations as two reportable segments, two properties in Washington, D.C. and two properties in Duval County, Florida were reclassified out of the Royalties and rent division and the division was renamed the Mining royalty land segment. Historical results have been reclassified to conform to the new segment presentation.

Transportation. The transportation segment primarily serves customers in the petroleum industries in the Southeastern U.S.

During fiscal 2010, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades,
Tampa and White Springs, Florida; Albany, Atlanta, Augusta,
Bainbridge, Columbus, Macon and Savannah, Georgia; Chattanooga and Knoxville, Tennessee; Montgomery, Alabama; and Wilmington, North
Carolina.

Tank Lines has from two to six major tank truck competitors in each of its markets. Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2010, the transportation segment's ten largest customers accounted for approximately 57.3% of the transportation segment's revenue. One of these customers, Murphy Oil Corporation, accounted for 21.1% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

During fiscal 2010, the transportation group purchased 55 new tractors and 3 trailers. In fiscal 2009 and 2008, the Company purchased 102 tractors and 71 trailers.

Our fiscal 2011 capital budget includes 45 new tractors and 24 new trailers including binding commitments to purchase 25 tractors at September 30, 2010. Maintaining a modern fleet has resulted in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2010, the Company owned and operated a fleet of 388 trucks and 502 trailers plus 9 additional trucks that were being prepared for sale.

Real Estate. We own real estate in Florida, Georgia, Virginia, Maryland, Delaware and Washington, D.C. The real estate owned generally falls into one of three categories: (i) land and/or buildings leased under rental agreements or being developed for rental; (ii) land with construction aggregates deposits, a substantial portion of which is leased to Vulcan Materials Company under long-term mining royalty agreements; and (iii) land held for future appreciation or development. Real estate revenues in fiscal 2010 were divided approximately 79% from rentals on developed properties and 21% from mining royalties.

A significant part of our real estate strategy has been to develop high quality, flexible warehouse/office space. Average occupancy for the fiscal year for buildings in service more than 12 months was 75.8%. At September 30, 2010, 72.0% of the total warehouse/office portfolio of approximately 2.8 million square feet was occupied.

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

Vulcan accounted for approximately 17.9% of our real estate revenues and 2.7% of our transportation revenues for fiscal 2010.
On a consolidated basis, Vulcan accounted for 5.7% of our fiscal
2010 revenues.

Segment Information. The Company operates in three reportable segments: transportation, mining royalty land and developed property rentals. Industry segment information is presented in Notes 2 and 10 to the consolidated financial statements included in the accompanying 2010 Annual Report to Shareholders and is incorporated herein by reference.

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

Employees. The Company employed 739 people in its transportation group, 16 people in its real estate group and 8 people in its corporate offices at September 30, 2010.

Company Website. The Company's website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age        Office           Position Since

John D. Baker II     62  Executive Chairman       Oct.  1, 2010

Thompson S. Baker II 51  President & Chief        Oct.  1, 2010
                          Executive Officer
David H.
 deVilliers, Jr.     59  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

John D. Milton, Jr.  65  Exec. Vice President,    June 16, 2008
                          Treasurer, Secretary
                          and Chief Financial
                          Officer

John D. Klopfenstein 47  Controller and Chief	  Feb. 16, 2005
                          Accounting Officer

Robert E. Sandlin    49  Vice President of the    March 1, 2003
                          Company and President
                          of Florida Rock &
                          Tank Lines, Inc.

All of the above officers have been employed in their respective positions for the past five years except as follows: John D. Baker II served as President and Chief Executive Officer of the Company from February 2008 to October 2010 and as President and Chief Executive Officer of Florida Rock Industries, Inc. from 1996 to November 2007; Thompson Baker served as the President of the Florida Rock Division of Vulcan Materials Company ("Vulcan") from November 2007 to September 2010 and as President of the Aggregates Group of Florida Rock Industries, Inc. from August 1991 to November 2007; and John D. Milton, Jr. served as Executive Vice President and Chief Financial Officer of Florida Rock Industries, Inc. from 2001 to November 2007.



John D. Baker II, who is the brother of Edward L. Baker, and
Thompson S. Baker II, who is the son of Edward L. Baker, are directors of the Company.

All executive officers of the Company are elected by the Board of Directors annually and serve until their resignation or removal.

On July 29, 2010, Thompson S. Baker II, a director of the Company, accepted an offer to become President and CEO of the Company, effective October 1, 2010. Upon Mr. Baker's appointment, Mr. John
D. Baker II, the current President and Chief Executive Officer, became Executive Chairman of the Company and Mr. Edward L. Baker became Chairman Emeritus. John D. Baker, Edward L. Baker and Thompson S. Baker II will continue to serve as directors of the Company.

Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

We face significant uncertainty regarding the continued demand for our transportation services during the current economic climate. The transportation segment produces approximately 81% of our gross revenues and 57% of our operating profit. The current economic climate could adversely affect the demand for our transportation services. These adverse economic conditions may result in reductions in our revenue, increased price competition and increased operating costs, which could have an adverse effect on our business, results of operation and financial condition.

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

New tractors are more expensive.
New tractors are more expensive, primarily due to higher commodity prices, better pricing power among equipment manufacturers, and government regulations applicable to newly manufactured tractors and diesel engines. Revised EPA regulations decrease the amount of permitted air emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors and lowered fuel mileage. This will increase our capital expenses and our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

The loss of one of our major transportation customers could have a materially adverse effect on our business.
A significant portion of our transportation revenue is generated from our major customers. For 2010, our top 10 customers, based on revenue, accounted for approximately 57.3% of our transportation segment's revenue and one customer accounted for 21.1% of the segment's revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We may be unable to renew leases or relet space as leases expire. When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2010, leases at our properties representing approximately 9%, 8% and 13% of the total square footage of buildings completed prior to September 2010 were scheduled to expire in fiscal year 2011, 2012 and 2013, respectively.

We may be unable to lease currently vacant space.
Vacant space totals 28% in our business parks and only a small portion of that has leases signed for future occupancy. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may continue to be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.
We have ten buildings in our business parks that are single-tenant occupied representing 37% of developed property rentals under long-term leases. We have five other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow.

A decline in the economic conditions in Baltimore-Washington-Northern Virginia area could adversely affect our business.
Nearly all of our office/warehouse properties are located in the Baltimore-Washington-Northern Virginia area. As a result of our geographic concentration, we depend upon the local conditions in these markets, including local real estate conditions. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets could adversely affect our operation. We cannot assure you that these markets will continue to grow or will continue to provide favorable demand for our office/warehouse product.

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

Our debt service obligations may have adverse consequences on our business operations.
We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

*	Our cash flows from operations may not be sufficient to
meet required payments of principal and interest.
*	We may be forced to dispose of one or more of our
properties, possibly on disadvantageous terms, to make
payments on our debt.
*	We may default on our debt obligations, and the lenders
may foreclose on our properties that collateralize those
loans.
*	A foreclosure on one of our properties could create
taxable income without any accompanying cash proceeds to
pay the tax.
*	A default under a mortgage loan that has cross default
provisions may cause us to automatically default on
another loan.
*	We may not be able to refinance or extend our existing
debt.
*	The terms of any refinancing or extension may not be as
favorable as the terms of our existing debt.
*	We may not be able to issue debt on unencumbered
properties under reasonable terms to finance growth of
our portfolio of properties.
*	We may be subject to a significant increase in the
variable interest rates on our unsecured line of credit or unsecured term loan, which could adversely impact our operations.

As of September 30, 2010, we had outstanding non-recourse mortgage indebtedness of $71,860,000, secured by developed real estate properties having a carrying value of $78,328,000.

Our uncollateralized revolving credit agreement restricts our ability to engage in some business activities.
Our uncollateralized revolving credit agreement contains customary negative covenants and other financial and operating covenants that, among other things:

*	restricts our ability to incur certain additional
indebtedness;
*	restricts our ability to make certain investments;
*	restricts our ability to merge with another company;
*	restricts our ability to pay dividends;
*	requires us to maintain financial coverage ratios; and
*	requires us to not encumber certain assets except as
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

Certain shareholders have effective control of nearly a majority of our common stock and likely will control the outcome of any shareholder vote.
As of November 24, 2010, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 23.6% of the outstanding shares of our common stock and certain of their family members beneficially own an additional 10.3%. As a result, these individuals effectively may have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

Our charter and bylaws contain provisions that may hinder a takeover or negatively affect our stock price.
Our articles of incorporation and bylaws contain several provisions that may make it more difficult and expensive for a third party to acquire control of us without the approval of our board of directors. Our articles of incorporation and bylaws contain provisions dividing our board of directors into four classes of directors serving four-year terms and providing that directors may only be removed for cause. Our articles of incorporation also provide that our shareholders can take action only at a duly called annual or special meeting of shareholders and require a supermajority vote to approve certain matters. In addition, our board of directors is authorized to issue additional shares of common stock or preferred stock and to determine the rights and preferences of any shares of preferred stock to be issued.

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

At September 30, 2010 certain developed real estate properties having a carrying value of $78,328,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling
$71,860,000.

Developed Properties. At September 30, 2010, the Company owned 267 acres in 12 developed parcels of land all but one of which are in the Mid-Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres. A total of 571,138 square feet exist on the property and it is 86% occupied. Construction of the final building with 66,398 square feet of office space was completed September 30, 2008 and is currently unoccupied. An agreement to lease 20,000 square feet is scheduled to commence on or about January 1, 2011 and will increase the occupancy to 89%.

2) Lakeside Business Park in Harford County, Maryland consists of 84 usable acres. Nine warehouse/office buildings, totaling 893,722 square feet, were in place at the beginning of 2010 and are 82% occupied. Construction of the ninth building with 148,425 warehouse/office space was completed in April 2009 and was unoccupied until 60,578 square feet were occupied on November 10, 2010. The remaining 14 acres are available for future development and have the potential to offer an additional 210,230 square feet of comparable product.

3) 6920 Tudsbury Road in Baltimore County, Maryland contains 5.3 acres with 86,100 square feet of warehouse/office space that was 100% leased to a single tenant whose lease expired March 31, 2010. The tenant did not renew and building was vacant until November 1, 2010 when it was occupied by a single tenant.

4) 8620 Dorsey Run Road in Howard County, Maryland contains 5.8 acres with 85,100 square feet of warehouse/office space that is 100% leased.

5) Rossville Business Center in Baltimore County, Maryland contains approximately 10 acres with 190,517 square feet of warehouse/office space and is 75% leased.

6) 34 Loveton Circle in suburban Baltimore County, Maryland contains 8.5 acres with 30,006 square feet of office space, which is 40% leased including 23% of the space occupied by the Company.

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 75% leased.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 83% leased.

9) 100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 303,006 square feet of warehouse/office space, which is 17% leased. Chrysler and General Motors plant closings have reduced demand for space in this market. The remaining 8.8 acres are available for future development and have the potential to offer an additional 93,600 square feet of comparable product.

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

12) 155 E. 21st Street in Duval County, Florida contains approximately 6 acres with 68,757 square feet of office space which is 100% leased to Vulcan.

Future Planned Developments. At September 30, 2010 the Company owned the following future development parcels:

1) Windlass Run Residential (previously Bird River), located in southeastern Baltimore County, Maryland, is a 121 acre tract of land adjacent to and west of our Windlass Run Business Park. The property was rezoned in September 2007 to allow for additional density and plans are being pursued to obtain an appropriate product mix. In July 2008, the Company entered into an agreement to sell the property. The purchase price for the property is $25,075,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including government approvals and the closing may be one or more years away. The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow. Preliminary approval for the development as originally contemplated under the agreement's pricing contingencies has now been received and the time for any appeals from that approval has expired.

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

3) Brooksville Quarry LLC. On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. In August 2010, the Company received final development approvals from the Hernando County Board of County Commissioners for the proposed project. In September 2010, Hernando County transmitted, as required by state law, the entire approval package to the State Department of Community Affairs (DCA) for a determination of whether the approval package is in compliance with state and local laws. In October 2010, the DCA issued a finding of "not in compliance" with a list of suggested remedial actions which could be taken to bring the approval package into compliance. The Company is currently in the process of negotiating the list of suggested remedial actions with the Department and the County and expects to complete this process within the next nine months.

4) Anacostia River. The Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. The Company also owns a nearby 2.1 acre tract on the same bank of the Anacostia River. Currently, the 5.8 acre tract is leased to a subsidiary of Vulcan Materials Company on a month-to-month basis. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail space and approximately 569,600 square feet of additional space for residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. In November 2009, the Company received a two-year extension for commencement of this project, moving the construction commencement date to June 2013. The Company sought this extension because of negative current market indications.

5) Commonwealth Avenue in Jacksonville, Florida is a 50 acre site near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of warehouse/office build-out.

6) Leister property in Hampstead, Carroll County, Maryland is a 117 acre parcel located adjacent to State Route 30 bypass. The parcel was acquired for future commercial development and is projected to contain 900,000 square feet of space when complete. This parcel is currently in a predevelopment planning stage.

7) Ft. Myers residential property in Lee County, Florida is part of a 1,993 acre site under a long-term mining lease to Vulcan. In June, 2010 the Company entered into a letter agreement with Vulcan Materials Company that required modifications to the existing mining lease on our property, such that the mining will be accelerated and the mining plan will be revised to accommodate future construction of up to 105 residential dwelling units around the mined lakes. In return the Company agreed to grant Lee County a right of way for a road and to place a conservation easement on part of the property.

Construction Aggregates Properties. The following table summarizes the Company's principal construction aggregates locations and estimated reserves at September 30, 2010, a substantial portion of which are leased to Vulcan.
                                             Tons of
                                Tons Sold   Estimated
                                 in Year     Reserves
                                  Ended         at
                                 9/30/10     9/30/10  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns seven
 locations currently being
 mined in Grandin,  Keuka,
 Newberry, Florida; Columbus,
 Macon, and Tyrone, Georgia;
 and Manassas, Virginia.          4,997      354,501      10,423

The Company owns six locations
 not currently being mined in
 Ft. Myers, Gulf Hammock,
 Airgrove/Lake County(temporary),
 Marion County, Astatula/Lake
 County, Florida; and
 Forest Park, Georgia.               16       95,410       5,454

These figures exclude Brooksville, Florida as the property was transferred October 4, 2006 to a joint venture with Vulcan for development. Brooksville tons sold in fiscal 2010 were 349,000 and estimated reserves were 6,416,000 at September 30, 2010.

Other Properties. In addition to the development, mining and rental sites, the Company owns approximately 2,222 acres of investment and other real estate. This includes a 1,844-acre timberland site located in Caroline County, Virginia.

In February 2010, a subsidiary of the Company, Florida Rock Properties, Inc., entered into an agreement to sell approximately 1,844 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property is $5,200,000, subject to certain deductions. The Company is also donating the value of minerals and aggregates. The Company's book value of the property is $276,000. If the sale closes before January 19, 2011 the Company intends to use the proceeds in a 1031 exchange to purchase Hollander 95 Business Park in a foreclosure sale auction through a qualified intermediary. Hollander 95 Business Park, in Baltimore City, Maryland, closed on October 22, 2010 by a 1031 intermediary for a purchase price totaling $5,750,000. This property consists of an existing 82,800 square foot warehouse building (52.9% occupied) with an additional 42 acres of partially developed land with a development capacity of 470,000 square feet (a mix of warehouse, office, hotel and flex buildings).

Transportation Segment Properties. The Company has 19 sites for its trucking terminals in Alabama, Florida, Georgia, North Carolina, and Tennessee. The Company owns 14 of these sites and leases 5.


Item 3.  LEGAL PROCEEDINGS.

Note 12 to the Consolidated Financial Statements included in the accompanying 2010 Annual Report to Shareholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

There were approximately 509 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2010. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 6 of the Company's 2010 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2010 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

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


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2010
Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management Analysis" on pages 7 through 13 of the Company's 2010 Annual Report to Shareholders and such information is incorporated herein by reference.


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

For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company did not have any variable rate debt outstanding at September 30, 2010. The following table provides information about the Company's long-term debt (dollars in thousands):

                                                         There           Fair
Liabilities:      2011    2012    2013    2014    2015   after   Total   Value

Scheduled


maturities of
long-term debt:

Fixed Rate     $ 4,588  $4,902  $5,239  $5,308  $5,379 $46,444 $71,860 $73,558
Average
 interest rate    6.3%    6.3%    6.3%    6.3%    6.2%    6.4%


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 6 and on pages 14 through 26 of the Company's 2010 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2010, as stated in their report which appears in Item 8.

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Structure and Committee Membership
- Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2010.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Board Structure and Committee Membership - Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2010.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2010.


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
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          211,300       $42.01       227,970

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 211,300       $42.01       227,970


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the caption "Related Party Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2010.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions "Independent Auditor" and "Ratification of Independent Registered Certified Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2010.





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

                                 Patriot Transportation Holding, Inc.


Date:  December 1, 2010      By THOMPSON S. BAKER
                                Thompson S. Baker
                                President and Chief Executive
                                Officer (Principal Executive Officer)



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


                             By JOHN D. KLOPFENSTEIN____________
                                John D. Klopfenstein
                                Controller and Chief Accounting
                                Officer(Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 1, 2010.



THOMPSON S. BAKER                             CHARLES E. COMMANDER III______
Thompson S. Baker                             Charles E. Commander III
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


JOHN D. BAKER_II ________________             MARTIN E. STEIN, JR.___________
John D. Baker II                              Martin E. Stein, Jr.
Executive Chairman                            Director


JOHN E. ANDERSON_________________             JAMES H. WINSTON_______________
John E. Anderson                              James H. Winston
Director                                      Director


EDWARD L. BAKER_	________
Edward L. Baker
Director, Chairman Emeritus





	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010
	EXHIBIT INDEX
	[Item 14(a)(3)]

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

(13)	            The Company's 2009 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2010 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December
4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File
No. 33-26115.

(21)	Subsidiaries of Registrant at September 30, 2010:  Florida
Rock & Tank Lines, Inc. (a Florida corporation); Florida Rock Properties, Inc. (a Florida corporation); FRP Development
Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); FRTL, Inc. (a Florida corporation);
SunBelt Transport, Inc. (a Florida corporation); Oz LLC(a
Maryland limited liability company); 1502 Quarry, LLC(a
Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company).

(23)(a) Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 30 of this Form 10-K.

(31)(a)           Certification of Thompson S. Baker.
(31)(b)           Certification of John D. Milton, Jr..
(31)(c)           Certification of John D. Klopfenstein.

(32)			Certification of Chief Executive Officer, Chief Financial
Officer, and Chief Accounting Officer under Section 906 of the
Sarbanes-Oxley Act of 2002.



                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2010
    and 2009                                                   16(a)

  For the years ended September 30, 2010, 2009 and 2008:
    Consolidated statements of income                          15(a)
    Consolidated statements of cash flows                      17(a)
    Consolidated statements of shareholders' equity            18(a)
	and comprehensive income

  Notes to consolidated financial statements                19-29(a)

  Report of Independent Registered Certified Public
    Accounting Firm                                         30-31(a)

  Selected quarterly financial data (unaudited)                 7(a)

Consent of Independent Registered Certified Public
  Accounting Firm                                              31(b)

Report of Independent Registered Certified Public
  Accounting Firm on Financial Statement Schedules             31(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        32(b)

III - Real estate and accumulated depreciation and
         depletion                                            33-34(b)

(a)		Refers to the page number in the Company's 2010 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.






                                                      Exhibit 23


CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-55132, 333-125099 and 333-131475) of
Patriot Transportation Holding, Inc. of our report dated December 1, 2010 relating to the consolidated financial statements and the effectiveness of Patriot Transportation Holding, Inc's internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 1, 2010, relating to the financial statement schedules, which appear in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia
December 1, 2010

____________________




REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements referred to in our report dated December 1, 2010 appearing in the 2010 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia
December 1, 2010


____________________





                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

                              ADDITIONS    ADDITIONS
                   BALANCE    CHARGED TO   CHARGED TO                  BALANCE
                   AT BEGIN.  COST AND     OTHER                       AT END
                   OF YEAR    EXPENSES     ACCOUNTS     DEDUCTIONS     OF YEAR

Year Ended
September 30, 2010:

Allowance for
 doubtful accounts $  196,017 $   (43,696) $       -    $    61,551(a) $   90,770
       Accrued risk
        Insurance:
  Tank Lines       $5,093,151 $   910,061  $       -    $ 2,093,858    $3,909,354
  SunBelt           3,203,906    (441,778) $       -      1,652,233     1,109,895
Accrued health
 insurance          1,063,326   2,692,176     10,499(c)   2,798,255(b)    967,746
Totals -
 insurance         $9,360,383 $ 3,160,459  $  10,499    $ 6,544,346    $5,986,995

Year Ended
September 30, 2009:

Allowance for
 doubtful accounts $  264,999 $   165,702  $       -    $   234,684(a) $  196,017
       Accrued risk
 Insurance:
  Tank Lines       $5,493,553 $ 1,069,706          -    $ 1,470,108    $5,093,151
  SunBelt           2,721,511   2,476,591          -      1,994,196     3,203,906
Accrued health
 insurance          1,125,160   3,772,482     44,934(c)   3,879,250(b)  1,063,326
Totals -
 insurance         $9,340,224 $ 7,318,779  $  44,934    $ 7,343,554    $9,360,383

Year Ended
September 30, 2008:

Allowance for
 doubtful accounts $  206,868 $   146,375  $       -    $    88,244(a) $  264,999
       Accrued risk
 Insurance:
  Tank Lines       $5,647,211 $ 2,246,019          -    $ 2,399,677    $5,493,553
  SunBelt           1,964,472   1,668,361          -        911,322     2,721,511
Accrued health
 insurance          1,071,216   3,742,041     (8,727)(c)  3,679,370(b)  1,125,160
Totals -
 insurance         $8,682,899 $ 7,656,421  $  (8,727)   $ 6,990,369    $9,340,224


Note:  Allowance for doubtful account expense was negative in the year ended September 30,
2010 primarily due to recoveries on accounts reserved in fiscal 2009.  SunBelt's risk insurance expense in the year ended September 30, 2010 was negative due to claim settled for less than prior estimates.

(a) Accounts written off less recoveries
(b) Payments
(c) Other comprehensive income (ASC Topic 715).


			 PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                        DEPLETION (dollars in thousands)
                             SEPTEMBER 30, 2010
			                Cost capi-  Gross amount		 Year		 Deprecia-
	       Encumb-  Initial cost     talized      at which	  Accumulated	  Of	 Date	 tion Life
County	       rances	    to	        subsequent   carried at	  Depreciation	Constr-	Acquired Computed
		         Company	to acqui-   end of period		 tion		   on:
			                 sition	         (a)
Construction Aggregates
Alachua, FL	        $  1,442	$     0     $  1,442	     $    123	  n/a	  4/86     unit
Clayton, GA		     369	      0	         369	            5	  n/a	  4/86	   unit
Fayette, GA	       	     685	      0          685	           62	  n/a	  4/86	   unit
Lake, FL		     403	      0	         403	          146 	  n/a	  4/86	   unit
Lee, FL		           4,690	      6        4,696	            6	  n/a	  4/86	   unit
Monroe, GA		     792	      0	         792	          274	  n/a	  4/86	   unit
Muscogee, GA		     369	    (45)	 324	          225 	  n/a	  4/86	   unit
Prince Wil. VA		     299	      0	 	 299	          299	  n/a	  4/86	   unit
Putnam, FL                15,002             37       15,039            4,094     n/a     4/86     unit
	              0   24,051	     (2)      24,049	        5,234
Other Rental Property
Wash D.C.		   2,956   	 13,741       16,697	        2,968     n/a	  4/86	   15 yr.
Wash D.C.                  3,811              0        3,811                0     n/a    10/97
Putnam, FL		     302             19          321              304     n/a     4/86     5 yr.
Spalding, GA                  20	      0           20                0     n/a     4/86
Lake, FL		   1,083	      0        1,083	          968     n/a	  4/86	   unit
Marion, FL	           1,180	      4        1,184	          599	  n/a	  4/86	   unit
	              0    9,352         13,764       23,116            4,839
Commercial Property
Baltimore, MD	  2,273	     439	  3,844        4,283	        2,259	 2009    10/89	   39 yr.
Baltimore, MD	  5,519	     950	  6,470        7,420	        3,621	 2009    12/91	   39 yr.
Baltimore, MD	  1,891	     690	  2,845        3,535	        1,042	 2000	  7/99	   39 yr.
Baltimore, MD	      0    5,634	 12,002       17,636 	          264	 2009    12/02	   39 yr.
Duval, FL             0	   2,416	    529        2,945	        2,667	  n/a	  4/86	   25 yr.
Harford, MD	  1,769	      31	  3,826        3,857	        1,563	 1998	  8/95	   39 yr.
Harford, MD	  3,222	      50	  5,552        5,602	        1,775	 1999	  8/95	   39 yr.
Harford, MD	  4,706	      85	  6,675        6,760	        2,550	 2001	  8/95	   39 yr.
Harford, MD	      0       92	  1,487        1,579	            0	  n/a	  8/95	   39 yr.
Harford, MD	  3,486	      88	 10,133       10,221	        2,526	 2007	  8/95	   39 yr.
Harford, MD	  2,679	     155	 11,500       11,655	        2,096	 2009	  8/95	   39 yr.
Howard, MD	  2,600	   2,859	  4,524        7,383	        3,249	 2009	  9/88	   39 yr.
Howard, MD	  1,709	   2,473	    966        3,439	        1,023	 2006	  3/00	   39 yr.
Anne Arun, MD	  1,463	     715	  8,111        8,826	        4,566	 2009	  9/88	   39 yr.
Anne Arun, MD	  9,613	     950	 13,120       14,070	        2,961	 2005	  5/98	   39 yr.
Anne Arun, MD	  9,143	   1,525	 10,800       12,325   	        1,760	 2005	  8/04	   39 yr.
Anne Arun, MD	  4,536	     737	  5,189        5,926	          752	 2006 	  1/03	   39 yr.
Anne Arun, MD         0        0              0            0                0    2009     n/a      15 yr.
Anne Arun, MD         0	     667          7,101        7,768              507	 2008 	  7/07	   39 yr.
Norfolk, VA	  6,305	   7,512	      0        7,512	        1,334     n/a    10/04	   39 yr.
Prince Wil. VA        0	   7,324          6,122       13,446	            0	  n/a    12/05	   39 yr.
Newcastle Co. DE 10,946	  11,559	  1,516       13,075  	        2,259	 2009 	  4/04	   39 yr.
Carroll, MD           0	   4,720	  1,659        6,379	            0	  n/a	  3/08	   n/a
                 71,860	  51,671        123,971      175,642	       38,774

Investment Property        2,451            372        2,823              652     n/a     4/86     n/a

GRAND
   TOTALS       $71,860  $87,525       $138,105     $225,630          $49,499
 (a)  The aggregate cost for Federal income tax purposes is $225,630.


               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008
                          (In thousands)

                                          2010          2009         2008

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $221,585       210,919      190,030

Additions during period:
  Amounts capitalized                     4,045        10,800       24,221

Deductions during period:
  Cost of real estate sold                    -           (45)      (3,326)
  Other (abandonments)                        -           (89)          (6)

Balance at close of period             $225,630       221,585      210,919

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 44,979        40,578       36,539

Additions during period:
  Charged to cost & expense               4,520         4,446        4,045

Deductions during period:
  Real estate sold                            -           (45)          (6)

Balance at close of period              $49,499        44,979       40,578