Form 10-Q
period 2010-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2011-02-02
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2010

						or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On December 31, 2010 there were 9,262,728 shares of
Common Stock,
$.10 par value per share, outstanding (adjusted for 3-for-1 stock split).







PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2010



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  21

Item 4.  Controls and Procedures                                      22


Part II.  Other Information

Item 1A. Risk Factors                                                 23

Item 2.  Purchase of Equity Securities by the Issuer                  23

Item 6.  Exhibits                                                     23

Signatures                                                            24

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               26

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              29





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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                 December 31,    September 30,
Assets                                                  2010             2010
Current assets:
 Cash and cash equivalents                          $ 15,419           17,151
 Accounts receivable (net of allowance for
  doubtful accounts of $99 and $83, respectively)      6,479            5,940
 Federal and state income taxes receivable               519              930
 Notes receivable                                      1,259            1,238
 Inventory of parts and supplies                         969              665
 Prepaid tires on equipment                            1,272            1,246
 Prepaid taxes and licenses                            1,290            1,813
 Prepaid insurance                                     1,696            2,185
 Prepaid expenses, other                                  73               62
 Assets of discontinued operations                       533              542
  Total current assets                                29,509           31,772

Property, plant and equipment, at cost               304,094          294,752
Less accumulated depreciation and depletion           99,581           96,636
  Net property, plant and equipment                  204,513          198,116
Real estate held for investment, at cost               6,848            7,124
Investment in joint venture                            7,456            7,344
Goodwill                                               1,087            1,087
Notes receivable, less current portion                 4,052            4,382
Unrealized rents                                       3,400            3,357
Other assets                                           3,966            4,530
Total assets                                        $260,831          257,712

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  2,926            3,384
 Deferred income taxes                                   174              174
 Accrued payroll and benefits                          3,159            5,255
 Accrued insurance                                     2,817            2,373
 Accrued liabilities, other                            1,038              994
 Long-term debt due within one year                    4,664            4,588
 Liabilities of discontinued operations                1,610            1,327
  Total current liabilities                           16,388           18,095
Long-term debt, less current portion                  66,077           67,272
Deferred income taxes                                 16,165           16,084
Accrued insurance                                      2,483            2,483
Other liabilities                                      1,776            1,722
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  9,262,728 and 9,278,088 shares issued
  and outstanding, respectively                          926              928
 Capital in excess of par value                       37,809           37,511
 Retained earnings                                   119,187          113,597
 Accumulated other comprehensive income, net              20               20
  Total shareholders' equity                         157,942          152,056
Total liabilities and shareholders' equity          $260,831          257,712

See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                            THREE MONTHS
                                         ENDED DECEMBER 31,
                                           2010      2009
Revenues:
  Transportation                       $  22,991    22,081
  Mining royalty land                      1,095       987
  Developed property rentals               4,177     4,432
Total revenues                            28,263    27,500

Cost of operations:
  Transportation                          21,003    20,437
  Mining royalty land                        339       317
  Developed property rentals               3,146     3,215
  Unallocated corporate                      587       489
Total cost of operations                  25,075    24,458

Operating profit:
  Transportation                           1,988     1,644
  Mining royalty land                        756       670
  Developed property rentals               1,031     1,217
  Unallocated corporate                     (587)     (489)
Total operating profit                     3,188     3,042

Interest income and other                    102       115
Equity in loss of joint venture                -        (1)
Interest expense                            (906)   (1,026)

Income before income taxes                 2,384     2,130
Provision for income taxes                  (916)     (818)
Income from continuing operations          1,468     1,312

Income from discontinued operations, net   4,927        24

Net income                              $  6,395     1,336

Earnings per common share:
 Income from continuing operations -
  Basic                                 $    .16       .15
  Diluted                               $    .16       .14
 Discontinued operations (Note 11) -
  Basic                                 $    .53       .00
  Diluted                               $    .52       .00

Net income - basic                      $    .69       .15
Net income - diluted                    $    .68       .14

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share         9,273     9,153
  -diluted earnings per common share       9,460     9,411

See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
                                   (In thousands)
                                    (Unaudited)
                                                              2010      2009

Cash flows from operating activities:
 Net income                                                $ 6,395     1,336
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  3,208     2,920
   Equity in loss of joint venture                               -         1
   (Gain) on sale of equipment                                 (12)      (43)
   (Income) from discontinued operations, net               (4,927)      (24)
   Stock-based compensation                                    132       247
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (539)     (626)
    Inventory of parts and supplies                           (304)      (66)
    Prepaid expenses and other current assets                  975     1,288
    Other assets                                               363       (42)
    Accounts payable and accrued liabilities                (2,066)   (2,907)
    Income taxes payable and receivable                        753    (1,007)
    Long-term insurance liabilities and other long-term
     liabilities                                                54      (110)
Net cash provided by operating activities of
  continuing operations                                      4,032       967
Net cash provided (used in) by operating activities of
  discontinued operations                                      293      (239)
Net cash provided by operating activities                    4,325       728

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (1,796)   (2,479)
 Investments in mining royalty land segment                      -       (11)
 Investments in developed property rentals segment          (2,719)     (942)
 Investment in joint venture                                  (114)     (235)
 Proceeds from the sale of property, plant and equipment        23        47
 Proceeds received on note for sale of SunBelt                 309       289
Net cash used in investing activities                       (4,297)   (3,331)

Cash flows from financing activities:
 Repayment of long-term debt                                (1,119)   (1,046)
 Repurchase of Company Stock                                  (955)        -
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              155        39
 Exercise of employee stock options                            159        87

Net cash used in financing activities                       (1,760)     (920)

Net (decrease) in cash and cash equivalents                 (1,732)   (3,523)
Cash and cash equivalents at beginning of period            17,151    15,803
Cash and cash equivalents at end of the period            $ 15,419    12,280

The Company recorded a non-cash transaction from an exchange of real estate of $4,941 in December 2010 along with a related deferred tax liability of $1,792 and a $2,053 permanent tax benefit on the value of donated minerals and aggregates which was recorded as a $342 receivable and $1,711 deferred tax.

See accompanying notes.


      	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2010
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2010.

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

(2) Stock Split.  	On December 1, 2010, the board of directors
declared a 3-for-1 stock split of the Company's common stock in the form of a stock dividend. The record date for the split was January 3, 2011 and the new shares were issued on January 17, 2011. The total authorized shares remained 25 million and par value of common stock remained unchanged at $0.10 per share. All share and per share information presented has been adjusted to reflect this stock split.

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

The Company's transportation and real estate groups operate independently and have minimal shared overhead except for corporate expenses. Corporate expenses are allocated in fixed quarterly amounts based upon budgeted and estimated proportionate cost by segment. Unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses. Reclassifications to prior period amounts have been made to be comparable to the current presentation.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended
                                     December 31, ___

                                    2010      2009
Revenues:
   Transportation                $ 22,991    22,081
   Mining royalty land              1,095       987
   Developed property rentals       4,177     4,432
                                 $ 28,263    27,500

Operating profit:
   Transportation                $  2,377     1,991
   Mining royalty land                909       812
   Developed property rentals       1,260     1,429
   Corporate expenses:
    Allocated to transportation      (389)     (347)
    Allocated to mining land         (153)     (142)
    Allocated to developed property  (229)     (212)
    Unallocated                      (587)     (489)
                                   (1,358)   (1,190)
                                 $  3,188     3,042
Interest expense:
   Mining royalty land           $      9        12
   Developed property rentals      ___897    _1,014
                                 $    906     1,026

Capital expenditures:
   Transportation                $  1,796     2,479
   Mining royalty land                  -        11
   Developed property rentals:
     Capitalized interest             267       224
     Internal labor                   111        44
     Real estate taxes                303       212
     Other costs (a)                2,038       462
                                 $  4,515     3,432
   (a)Net of 1031 exchange of $4,941

Depreciation, depletion and
amortization:
   Transportation                $  1,535     1,561
   Mining royalty land                 25        23
   Developed property rentals       1,301     1,277
   Other                              347        59
                                 $  3,208     2,920

Identifiable assets (less depreciation)      December 31,   September 30,
                                                 2010          2010

   Transportation                             $ 42,939        43,100
   Discontinued Transportation Operations          533           542
   Mining royalty land                          28,303        28,651
   Developed property rentals                  170,622       164,601
   Cash items                                   15,419        17,151
   Unallocated corporate assets                  3,015         3,667
                                              $260,831       257,712

(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                             December 31,   September 30,
                                                 2010          2010
     5.6% to 8.6% mortgage notes
       due in installments through 2027         70,741        71,860
     Less portion due within one year            4,664         4,588
                                              $ 66,077        67,272

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $13,294,000 were issued under the Revolver. As of December 31, 2010, $23,706,000 was available for borrowing and $46,321,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2010.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2010, the carrying amount and fair value of such other long-term debt was $70,741,000 and $72,360,000, respectively.

(5) Related Party Transactions. The Company previously may have been considered a related party to Vulcan Materials Company (Vulcan). One director of the Company was employed by Vulcan until September 17, 2010 and is related to two other Company directors. The Company, through its transportation subsidiaries, hauls commodities by tank trucks for Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan. Revenue from Vulcan for the first quarter of fiscal 2011 was $1,712,000 compared to $1,471,000 for the same period last year.

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.), Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. The joint venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2.15 million. Capital contributions of $2,109,000 have been made by each party as of December 31, 2010. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the three months ended December 31, 2009 includes a loss of $1,000, representing the Company's equity in the loss of the joint venture.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):
                                        THREE MONTHS
                                     ENDED DECEMBER 31,
                                        2010     2009
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             9,273    9,153
Common shares issuable under
 share based payment plans
 which are potentially dilutive          187      258
Common shares used for diluted
 earnings per common share             9,460    9,411
Net income                           $ 6,395    1,336
Earnings per common share
 Basic                               $   .69      .15
 Diluted                             $   .68      .14


For the three months ended December 31, 2010, 132,870 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31 2009, 111,210 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 654,750 at December 31, 2010.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                       Three Months ended
                                           December 31,
                                          2010    2009
Stock option grants                      $ 132     199
Restricted stock awards granted in 2006      -      48
                                           132     247

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2010        633,900     $14.00       4.1     $ 4,206
  Granted                29,160     $25.60               $   293
  Exercised              20,640     $ 7.63               $    86
Forfeited                     -     $    -               $     -
Outstanding at
 December 31, 2010      642,420     $14.73       4.2     $ 4,413
Exercisable at
 December 31, 2010      543,792     $12.53       3.4     $ 3,307
Vested during
 three months ended
 December 31, 2010       11,442                          $   113

The aggregate intrinsic value of exercisable in-the-money options was $10,049,000 and the aggregate intrinsic value of all outstanding in-the-money options was $10,473,000 based on the market closing price of $30.99 on December 31, 2010 less exercise prices. Gains of $405,000 were realized by option holders during the three months ended December 31, 2010. The realized tax benefit from options exercised for the three months ended December 31, 2010 was $155,000. Total compensation cost of options granted but not yet vested as of December 31, 2010 was $935,000, which is expected to be recognized over a weighted-average period of 3.0 years.

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

(9) Concentrations. The transportation segment primarily serves customers in the industries in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first three months of fiscal 2011, the transportation segment's ten largest customers accounted for approximately 56.6% of the transportation segment's revenue. One of these customers accounted for 20.9% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $3,051,000 and $2,797,000 at December 31, 2010 and September 30, 2010 respectively.

The Company places its cash and cash equivalents with high credit quality institutions. At times such amounts may exceed FDIC limits.

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

As of December 31, 2010 the Company had no assets or liabilities measured at fair value on a recurring basis and only one asset recorded at fair value on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The fair value of the corporate aircraft of $1,550,000 is based on level 2 inputs for similar assets in the current market. The first quarter of fiscal 2011 includes $300,000 for the impairment to estimated fair value of the corporate aircraft due to indications of a decrease in value over the past quarter. The Company's decision to discontinue its regular use requires adjustment to the current estimated value as necessary.

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

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., sold approximately 1,844 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000, subject to certain deductions. The Company also donated the $5,402,000 value of minerals and aggregates and recognized a $2,053,000 permanent tax benefit. The Company's book value of the property was $276,000.

A summary of discontinued operations is as follows (in thousands):

                                      Three months
                                    Ended December 31,
                                       2010     2009

Revenue                             $    15       44
Operating expenses                       14        6
Gain on property sale before taxes    4,665        -
Income before taxes                 $ 4,666       38
Income taxes                            261      (14)
Income from
  Discontinued operations           $ 4,927       24


The components of the balance sheet are as follows:

			           December 31,     September 30,
			                 2010            2010

Accounts receivable                     $     2               8
Deferred income taxes                       417             417
Property and equipment, net                 114             117
Assets of discontinued operations       $   533             542

Accounts payable                        $   436             154
Accrued payroll and benefits                  2               2
Accrued liabilities, other                   62              61
Insurance liabilities                     1,110           1,110
Liabilities of discontinued operations  $ 1,610           1,327

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Overview - Patriot Transportation Holding, Inc. (the Company) is a holding company engaged in the transportation and real estate businesses.

The Company's transportation business, Florida Rock & Tank Lines, Inc. is engaged in hauling primarily petroleum and other liquids and dry bulk commodities in tank trailers.

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

On December 1, 2010, the board of directors declared a 3-for-1 stock split of the Company's common stock in the form of a stock dividend. The record date for the split was January 3, 2011 and the new shares were issued on January 17, 2011. All share and per share information presented has been adjusted to reflect this stock split.

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

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., sold approximately 1,844 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000 and expenses of the sale were $259,000. The Company also donated the $5,402,000 value of minerals and aggregates and recognized a $2,053,000 permanent tax benefit. The Company's book value of the property was $276,000. Caroline County has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements - Discontinued Operations. All periods presented have been restated accordingly.


Comparative Results of Operations for the Three Months Ended
December 31, 2010 and 2009

Consolidated Results - Net income for the first quarter of fiscal 2011 was $6,395,000 compared to $1,336,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2011 were $0.68 compared to $0.14 for the same quarter last year. Income from discontinued operations favorably impacted net income due to an after tax gain of $4,926,000 from the exchange of property included in the first quarter of fiscal 2011. Transportation segment results were higher due to reduced health benefit claims. The mining royalty land segment's results were higher due to an increase in mined tons. The Developed property rentals segment's results were lower due to increased professional fees and property taxes.


Transportation Results
                                    Three Months Ended December 31
(dollars in thousands)             ___2010     %      2009     %_

Transportation revenue             $ 19,624   85%    19,467   88%
Fuel surcharges                       3,367   15%     2,614   12%

Revenues                             22,991  100%    22,081  100%

Compensation and benefits             8,454   37%     8,319   38%
Fuel expenses                         4,746   20%     3,905   18%
Insurance and losses                  1,649    7%     2,265   10%
Depreciation expense                  1,506    6%     1,523    7%
Other, net                            2,250   10%     2,218   10%
Sales, general & administrative       2,009    9%     1,860    8%
Allocated corporate expenses       _____389    2%    ___347    2%

Cost of operations                   21,003   91%    20,437   93%

Operating profit                   $  1,988    9%     1,644    7%


Transportation segment revenues were $22,991,000 in the first quarter of 2011, an increase of $910,000 over the same quarter last year. Revenue miles in the current quarter were up 5.7% compared to the first quarter of fiscal 2010 due to business growth and a longer average haul length. Fuel surcharge revenue increased $753,000. Excluding fuel surcharges, revenue per mile decreased 4.5% over the same quarter last year due to a longer average haul length and lower revenue per mile on certain replacement business. The average price paid per gallon of diesel fuel increased by $0.39 or 15.7% over the same quarter in fiscal 2010.

The Transportation segment's cost of operations was $21,003,000 in the first quarter of 2011, an increase of $566,000 over the same quarter last year. The Transportation segment's cost of operations in the first quarter of 2011 as a percentage of revenue was 91% compared to 93% in the first quarter of 2010. Compensation and benefits increased $135,000 or 1.6% compared to the same quarter last year primarily due to the increase in miles driven. Fuel surcharge revenue increased $753,000 while fuel cost increased by $841,000 leaving a negative impact to operating profit of $88,000 due to the increase in miles driven. Insurance and losses decreased $616,000 compared to the same quarter last year due to lower health claims. Depreciation expense decreased $17,000 due to fewer trucks in service and existing trailers becoming fully depreciated. Other expense increased $32,000 primarily due to lower gains on equipment sales. Selling general and administrative costs increased $149,000 or 8.0% compared to the same quarter last year. Allocated corporate expenses increased $42,000.


Mining Royalty Land Results
                                   Three Months Ended December 31
(dollars in thousands)             ___2010     %      2009     %_

Mining royalty land revenue        $  1,095  100%       987  100%

Property operating expenses             124   11%       109   11%
Depreciation and depletion               25    2%        23    2%
Management Company indirect              37    4%        43    4%
Allocated corporate expense             153   14%       142   15%

Cost of operations                      339   31%       317   32%

Operating profit                   $    756   69%       670   68%

Mining royalty land segment revenues for the first quarter of fiscal 2011 were $1,095,000, an increase of $108,000 or 10.9% over the same quarter last year, due to an increase in mined tons.

The mining royalty land segment's cost of operations was $339,000 in the first quarter of 2011, an increase of $22,000 over the same quarter last year. Property operating expenses increased $15,000 due to higher property taxes. Depreciation and depletion expenses increased $2,000 due to an increase in mined tons. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $6,000. Allocated corporate expenses increased $11,000.

Developed Property Rentals Results

                                   Three Months Ended December 31
(dollars in thousands)             ___2010     %      2009     %_

Developed property rentals revenue $  4,177  100%     4,432  100%

Property operating expenses           1,281   31%     1,343   30%
Depreciation and amortization         1,301   31%     1,277   29%
Management Company indirect             335    8%       383    9%
Allocated corporate expense             229    5%       212    5%

Cost of operations                    3,146   75%     3,215   73%

Operating profit                   $  1,031   25%     1,217   27%

Developed property rentals segment revenues for the first quarter of fiscal 2011 were $4,177,000, a decrease of $255,000 or 5.8% due to reduced tenant reimbursements for snow removal.

Developed property segment's cost of operations was $3,146,000 in the first quarter of 2011, a decrease of $69,000 or 2.1% over the same quarter last year. Property operating expenses decreased $62,000 due to a $201,000 reduction in snow removal costs offset by higher professional fees. Depreciation and amortization increased $24,000 due to the purchase of a building. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $48,000. Allocated corporate expenses increased $17,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $3,188,000 in the first quarter of fiscal 2011, an increase of $146,000 or 4.8% compared to $3,042,000 in the same period last year. Operating profit in the transportation segment increased $344,000 or 20.9% primarily due to lower health benefit claims. Operating profit in the mining royalty land segment increased $86,000 or 12.8% due to an increase in mined tons. Operating profit in the Developed property rentals segment decreased $186,000 or 15.3% due to higher professional fees and property taxes. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $587,000 in the first quarter of fiscal 2011, an increase of $98,000 compared to the same period last year due to adjustment to the fair value of the corporate aircraft of $300,000 partially offset by lower stock compensation and professional fees.

Interest expense - Interest expense decreased $120,000 over the same quarter last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $98,000 over the same quarter last year due to higher earnings.

Income from continuing operations - Income from continuing operations was $1,468,000 or $0.16 per diluted share in the first quarter of fiscal 2011, an increase of 11.9% compared to $1,312,000 or $.14 per diluted share for the same period last year. The $156,000 increase was primarily due to the $146,000 increase in operating profits and $120,000 reduction in interest expense offset by higher income taxes.

Discontinued operations - The after tax income from discontinued operations for the first quarter of fiscal 2011 was $4,927,000 versus $24,000 for the same period last year. Diluted earnings per share on discontinued operations for the first quarter of fiscal 2011 was $.52 compared to $.00 in the first quarter of fiscal 2010. The first quarter of fiscal 2011 included a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share.

Net income - Net income for the first quarter of fiscal 2011 was $6,395,000 compared to $1,336,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2011 were $0.68 compared to $0.14 for the same quarter last year. Income from discontinued operations favorably impacted net income due to an after tax gain of $4,926,000 from the exchange of property included in the first quarter of fiscal 2011. Transportation segment results were higher due to reduced health benefit claims. The mining royalty land segment's results were higher due to an increase in mined tons. The Developed property rentals segment's results were lower due to increased professional fees and property taxes.

Liquidity and Capital Resources. For the first three months of fiscal 2011, the Company used cash provided by operating activities of continuing operations of $4,032,000, proceeds received on notes of $309,000, proceeds from the sale of plant, property and equipment of $23,000, proceeds from the exercise of employee stock options of $159,000, excess tax benefits from the exercise of stock options of $155,000 and cash balances to purchase $1,796,000 in transportation equipment, to purchase Hollander 95 Business Park $1,222,000 (net of 1031 exchange of $4,941,000), to expend $1,497,000 in real estate development, to invest $114,000 in the Brooksville Joint Venture, to make $1,119,000 scheduled payments on long-term debt and to repurchase Company stock for $955,000. Cash provided by the operating activities of discontinued operations was $293,000. Cash decreased $1,732,000.

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

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., sold approximately 1,844 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000 and expenses of the sale were $259,000. The Company also donated the $5,402,000 value of minerals and aggregates and recognized a $2,053,000 permanent tax benefit. The $2,053,000 permanent tax benefit was recorded to income taxes receivable for $342,000 and offset to long-term deferred tax liabilities of $1,711,000. Actual realization of the $1,711,000 in deferred taxes will depend on taxable income, income tax rates, and income tax regulations over the 5 year carry forward period. The Company's book value of the property was $276,000. The Caroline County property has been accounted for as a discontinued operation and all periods presented have been restated accordingly. The Company used all the proceeds in a 1031 exchange to purchase Hollander 95 Business Park in a foreclosure sale auction through a qualified intermediary. Hollander 95 Business Park, in Baltimore City, Maryland, closed on October 22, 2010 by a 1031 intermediary for a purchase price totaling $5,750,000. This property consists of an existing 82,800 square foot warehouse building (52.9% occupied) with an additional 42 acres of partially developed land with a development capacity of 490,000 square feet (a mix of warehouse, office, hotel and flex buildings).

Cash flows from operating activities for the first three months of fiscal 2011 were $3,597,000 higher than the same period last year primarily due to large income tax payments in the same quarter last year related to the sale of SunBelt and lower insurance payments.

Cash flows used in investing activities for the first three months of fiscal 2011 were $966,000 higher primarily reflecting the purchase of Hollander 95 Business Park (net of 1031 exchange of $4,941,000).

Cash flows used in financing activities for the first three months of fiscal 2011 were $840,000 higher than the same period last year due to repurchases of Company stock for $955,000 partially offset by increased stock options exercised.

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $13,294,000 were issued under the Revolver. As of December 31, 2010, $23,706,000 was available for borrowing and $46,321,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2010.

The Company had $13,942,000 of irrevocable letters of credit outstanding as of December 31, 2010. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first three months of fiscal 2011 the Company repurchased 36,000 shares for $955,000. As of December 31, 2010, $4,669,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company has committed to make additional capital contributions of up to $41,000 over the next 12 months to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Summary and Outlook. Transportation segment miles for this year's first quarter were 5.7% higher than the same quarter last year. The Company continues to succeed in replacing customers from the non-renewed contracts announced January 6, 2010 and has basically recovered from new customers substantially all the lost revenue miles, albeit at lower rates per mile for longer average hauls.

Operating profit from the leasing of developed buildings has been unfavorably impacted by three newer buildings brought into service since September 2008 along with two nearly vacant buildings in Delaware impacted by automobile plant closings and the residential housing downturn. Occupancy increased from 72.0% to 76.5% over last quarter as the market for new tenants appears to have bottomed and traffic for vacant space has increased. The Company is not presently engaged in the construction of any new buildings.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,075,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including additional government approvals and closing may be one or more years away. The cost of the property of $5,808,000 is included in Real estate held for investment rather than held for sale because of the original and current expectation that the sale would not be completed within one year. The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow including $650,000 in March 2009. Preliminary approval for the development as originally contemplated under the agreement's pricing contingencies has now been received and the time for any appeals from that approval has expired.

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

As of December 31, 2010, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first three months that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1A.	 RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
October 1
through
October 31           0    $       0            0      $ 5,625,000

November 1
through
November 30          0    $       0            0      $ 5,625,000

December 1
through
December 31     36,000    $   26.53       36,000      $ 4,670,000

Total           36,000    $   26.53       36,000

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.

Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 25.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 2, 2011           PATRIOT TRANSPORTATION HOLDING, INC.


                           Thompson S. Baker II
                           Thompson S. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2010
EXHIBIT INDEX



 (14)   		Financial Code of Ethical Conduct between the
Company, Chief Executive Officers and Financial
Managers, as revised on January 28, 2004, which is available on the Company's website at www.patriottrans.com.

(31)(a)		Certification of Thompson S. Baker II.
(31)(b)		Certification of John D. Milton, Jr.
(31)(c)		Certification of John D. Klopfenstein.

(32)   		Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.