Form 10-Q
period 2011-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2011-05-04
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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

On March 31, 2011 there were 9,279,623 shares of
Common Stock,
$.10 par value per share, outstanding (adjusted for 3-for-1 stock split).







PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2011



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  25

Item 4.  Controls and Procedures                                      25


Part II.  Other Information

Item 1A. Risk Factors                                                 27

Item 2.  Purchase of Equity Securities by the Issuer                  27

Item 6.  Exhibits                                                     27

Signatures                                                            28

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               30

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              33





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


PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                    March 31,     September 30,
Assets                                                  2011             2010
Current assets:
 Cash and cash equivalents                          $ 16,624           17,151
 Accounts receivable (net of allowance for
  doubtful accounts of $118 and $83, respectively)     6,627            5,940
 Federal and state income taxes receivable                 -              930
 Notes receivable                                      1,310            1,238
 Inventory of parts and supplies                       1,115              665
 Deferred income taxes                                   477                -
 Prepaid tires on equipment                            1,260            1,246
 Prepaid taxes and licenses                              806            1,813
 Prepaid insurance                                     1,243            2,185
 Prepaid expenses, other                                 110               62
 Real estate held for sale, at cost                    5,808                -
 Assets of discontinued operations                       147              542
  Total current assets                                35,527           31,772

Property, plant and equipment, at cost               305,900          294,752
Less accumulated depreciation and depletion          100,689           96,636
  Net property, plant and equipment                  205,211          198,116
Real estate held for investment, at cost               1,040            7,124
Investment in joint venture                            7,453            7,344
Goodwill                                               1,087            1,087
Notes receivable, less current portion                 3,246            4,382
Unrealized rents                                       3,427            3,357
Other assets                                           3,916            4,530
Total assets                                        $260,907          257,712
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  3,143            3,384
 Federal and state income taxes payable                   52                -
 Deferred income taxes                                     -              174
 Accrued payroll and benefits                          3,922            5,255
 Accrued insurance                                     2,775            2,373
 Accrued liabilities, other                              537              994
 Long-term debt due within one year                    4,742            4,588
 Liabilities of discontinued operations                  160            1,327
  Total current liabilities                           15,331           18,095
Long-term debt, less current portion                  64,862           67,272
Deferred income taxes                                 16,340           16,084
Accrued insurance                                      2,582            2,483
Other liabilities                                      1,758            1,722
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  9,279,623 and 9,278,088 shares issued
  and outstanding, respectively                          928              928
 Capital in excess of par value                       38,381           37,511
 Retained earnings                                   120,705          113,597
 Accumulated other comprehensive income, net              20               20
  Total shareholders' equity                         160,034          152,056
Total liabilities and shareholders' equity          $260,907          257,712
See accompanying notes.




               PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                           THREE MONTHS         SIX MONTHS
                                          ENDED MARCH 31,     ENDED MARCH 31,
                                          2011      2010      2011      2010
Revenues:
  Transportation                       $23,036    21,658    46,027    43,739
  Mining royalty land                      918     1,009     2,013     1,996
  Developed property rentals             4,636     4,843     8,813     9,275
Total revenues                          28,590    27,510    56,853    55,010

Cost of operations:
  Transportation                        21,034    19,934    42,037    40,371
  Mining royalty land                      352       354       691       672
  Developed property rentals             3,499     3,638     6,645     6,852
  Unallocated corporate                    521       517     1,108     1,006
Total cost of operations                25,406    24,443    50,481    48,901

Operating profit:
  Transportation                         2,002     1,724     3,990     3,368
  Mining royalty land                      566       655     1,322     1,324
  Developed property rentals             1,137     1,205     2,168     2,423
  Unallocated corporate                   (521)     (517)   (1,108)   (1,006)
Total operating profit                   3,184     3,067     6,372     6,109

Interest income and other                   99       119       201       234
Equity in loss of joint venture             (2)       (1)       (2)       (2)
Interest expense                          (838)     (996)   (1,744)   (2,022)

Income before income taxes               2,443     2,189     4,827     4,319
Provision for income taxes                (938)     (841)   (1,854)   (1,659)
Income from continuing operations        1,505     1,348     2,973     2,660

Income from discontinued
 operations, net                           178        94     5,105       118

Net income                            $  1,683     1,442     8,078     2,778

Earnings per common share:
 Income from continuing operations -
  Basic                               $    .16       .15       .32       .29
  Diluted                             $    .16       .14       .31       .28
 Discontinued operations (Note 11) -
  Basic                               $    .02       .01       .55       .01
  Diluted                             $    .02       .01       .54       .01

Net income - basic                    $    .18       .16       .87       .30
Net income - diluted                  $    .18       .15       .85       .29

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share       9,272     9,175     9,272     9,164
  -diluted earnings per common share     9,453     9,425     9,457     9,417

See accompanying notes.




               PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED MARCH 31, 2011 AND 2010
                                   (In thousands)
                                    (Unaudited)
                                                              2011      2010

Cash flows from operating activities:
 Net income                                                $ 8,078     2,778
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  6,161     5,776
   Deferred income taxes                                      (476)     (540)
   Equity in loss of joint venture                               2         2
   (Gain) on sale of equipment                                (233)     (135)
   (Income) from discontinued operations, net               (5,105)     (118)
   Stock-based compensation                                    545       669
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (687)   (1,082)
    Inventory of parts and supplies                           (450)      (37)
    Prepaid expenses and other current assets                1,887     2,176
    Other assets                                               218       (70)
    Accounts payable and accrued liabilities                (1,629)   (1,853)
    Income taxes payable and receivable                      1,324    (1,701)
    Long-term insurance liabilities and other long-term
     liabilities                                               135      (131)
Net cash provided by operating activities of
  continuing operations                                      9,770     5,734
Net cash used in operating activities of
  discontinued operations                                     (593)     (471)
Net cash provided by operating activities                    9,177     5,263

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (3,159)   (5,643)
 Investments in mining royalty land segment                      -       (16)
 Investments in developed property rentals segment          (5,010)   (1,973)
 Investment in joint venture                                  (114)     (285)
 Proceeds from the sale of property, plant and equipment       416       563
 Proceeds received on note for sale of SunBelt               1,064       582
Net cash used in investing activities                       (6,803)   (6,772)

Cash flows from financing activities:
 Repayment of long-term debt                                (2,256)   (2,111)
 Repurchase of Company Stock                                (1,145)        -
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              249        61
 Exercise of employee stock options                            251       166

Net cash used in financing activities                       (2,901)   (1,884)

Net (decrease) in cash and cash equivalents                   (527)   (3,393)
Cash and cash equivalents at beginning of period            17,151    15,803
Cash and cash equivalents at end of the period            $ 16,624    12,410

The Company recorded a non-cash transaction from an exchange of real estate of $4,941 in December 2010 along with a related deferred tax liability of $1,792 and a $2,053 permanent tax benefit on the value of donated minerals and aggregates which was recorded as a $342 receivable and $1,711 deferred tax.

See accompanying notes.


      	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2011
  	                       (Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2010.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended    Six Months ended
                                     March 31,___           March 31,_  _
                                    2011      2010        2011      2010
Revenues:
   Transportation                $ 23,036    21,658    $ 46,027    43,739
   Mining royalty land                918     1,009       2,013     1,996
   Developed property rentals       4,636     4,843       8,813     9,275
                                 $ 28,590    27,510      56,853    55,010

Operating profit:
   Transportation                $  2,392     2,070       4,769     4,061
   Mining royalty land                718       797       1,627     1,607
   Developed property rentals       1,365     1,417       2,625     2,848
   Corporate expenses:
    Allocated to transportation      (390)     (346)       (779)     (693)
    Allocated to mining land         (152)     (142)       (305)     (283)
    Allocated to developed property  (228)     (212)       (457)     (425)
    Unallocated                      (521)     (517)     (1,108)   (1,006)
                                   (1,291)   (1,217)     (2,649)   (2,407)
                                 $  3,184     3,067       6,372     6,109

Interest expense:
   Mining royalty land           $      9         9          18        21
   Developed property rentals      ___829    _  987      _1,726    _2,001
                                 $    838       996       1,744     2,022

Capital expenditures:
   Transportation                $  1,363     3,164       3,159     5,643
   Mining royalty land                  -         5           -        16
   Developed property rentals:
     Capitalized interest             316       233         583       457
     Internal labor                   149        74         260       118
     Real estate taxes                269       367         572       579
     Other costs (a)                1,557       357       3,595       819
                                 $  3,654     4,200       8,169     7,632
    (a)Net of 1031 exchange of $4,941

Depreciation, depletion and
amortization:
   Transportation                $  1,563     1,508       3,098     3,069
   Mining royalty land                 26        24          51        47
   Developed property rentals       1,316     1,271       2,617     2,548
   Other                               48        53         395       112
                                 $  2,953     2,856       6,161     5,776

                                              March 31,   September 30,
                                                 2011          2010
Identifiable net assets
   Transportation                             $ 41,748        43,100
   Discontinued Transportation Operations          147           542
   Mining royalty land                          28,295        28,651
   Developed property rentals                  171,356       164,601
   Cash items                                   16,624        17,151
   Unallocated corporate assets                  2,737         3,667
                                              $260,907       257,712


(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                             March 31,   September 30,
                                                 2011          2010
     5.6% to 8.6% mortgage notes
       due in installments through 2027         69,604        71,860
     Less portion due within one year            4,742         4,588
                                              $ 64,862        67,272

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $13,942,000 were issued under the Revolver. As of March 31, 2011, $23,058,000 was available for borrowing and $48,686,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2011.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2011, the carrying amount and fair value of such other long-term debt was $69,604,000 and $70,574,000, respectively.

(5) Transactions with Vulcan Materials Company. The Company previously may have been considered a related party to Vulcan Materials Company (Vulcan). One director of the Company was employed by Vulcan until September 17, 2010 and is related to two other Company directors. The Company, through its transportation subsidiaries, hauls commodities by tank trucks for Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan. Revenue from Vulcan for the first six months of fiscal 2011 was $3,169,000 compared to $3,501,000 for the same period last year.

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.), Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the six months ended March 31, 2011 and March 31, 2010 includes a loss of $2,000 and $2,000, respectively, representing the Company's equity in the loss of the joint venture.


(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):
                                        THREE MONTHS         SIX MONTHS
                                       ENDED MARCH 31,      ENDED MARCH 31,
                                        2011     2010        2011     2010
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             9,272    9,175       9,272    9,164

Common shares issuable under
 share based payment plans
 which are potentially dilutive          181      250         185      253

Common shares used for diluted
 earnings per common share             9,453    9,425       9,457    9,417

Net income                           $ 1,683    1,442       8,078    2,778

Earnings per common share
 Basic                               $   .18      .16         .87      .30
 Diluted                             $   .18      .15         .85      .29

For the three and six months ended March 31, 2011 132,870 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31 2010, 37,070 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.


(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 644,250 at March 31, 2011.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                      Three Months ended   Six Months ended
                                            March 31,       _ March 31,_
                                          2011    2010      2011    2010
Stock option grants                      $  79      68       211     267
Restricted stock awards granted in 2006      -       -         -      48
Annual director stock award                334     354       334     354
                                           413     422       545     669

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2010        633,900     $14.00       4.1     $ 4,206
  Granted                29,160     $25.60               $   293
  Exercised              33,035     $ 7.56               $   132
Forfeited                     -     $    -               $     -
Outstanding at
 March 31, 2011         630,025     $14.88       4.0     $ 4,367
Exercisable at
 March 31, 2011         531,397     $12.65       3.2     $ 3,261
Vested during
 six months ended
 March 31, 2011          11,442                          $   113

The aggregate intrinsic value of exercisable in-the-money options was $7,579,000 and the aggregate intrinsic value of all outstanding in-the-money options was $7,688,000 based on the market closing price of $26.75 on March 31, 2011 less exercise prices. Gains of $680,000 were realized by option holders during the six months ended March 31, 2011. The realized tax benefit from options exercised for the six months ended March 31, 2011 was $261,000. Total compensation cost of options granted but not yet vested as of March 31, 2011 was $856,000, which is expected to be recognized over a weighted-average period of 2.7 years.

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

During the first six months of fiscal 2011, the transportation segment's ten largest customers accounted for approximately 56.1% of the transportation segment's revenue. One of these customers accounted for 20.7% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $2,998,000 and $2,797,000 at March 31, 2011 and September 30, 2010 respectively.

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

As of March 31, 2011 the Company had no assets or liabilities measured at fair value on a recurring basis and only one asset recorded at fair value on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The fair value of the corporate aircraft of $1,550,000 is based on level 2 inputs for similar assets in the current market. The first quarter of fiscal 2011 includes $300,000 for the impairment to estimated fair value of the corporate aircraft due to indications of a decrease in value versus the previous year end. The Company's decision to discontinue its regular use requires adjustment to the current estimated value as necessary.

The fair value of note receivable (see Note 11) approximates the unpaid principal balance based upon the interest rate and credit risk of the note. The fair value of all other financial instruments with the exception of mortgage notes (see Note 4) approximates the carrying value due to the short-term nature of such instruments.

(11) Discontinued operations. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the Buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburgh lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. Proceeds from the sale of equipment of $427,000 were applied as partial prepayment to the note in fiscal 2011. The Company retained all pre-closing receivables and liabilities.

SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements
- Discontinued Operations.   All periods presented have been restated
accordingly.

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., sold approximately 1,777 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000, subject to certain deductions. The Company also donated the $5,402,000 value of minerals and aggregates and recognized a $2,053,000 permanent tax benefit. The Company's book value of the property was $276,000.

A summary of discontinued operations is as follows (in thousands):

                                    Three months      Six months
                                   Ended March 31,  Ended March 31,
                                    2011     2010    2011     2010

Revenue                           $   15       11      30       55
Operating expenses                  (274)    (142)   (260)    (136)
Gain on property sale before taxes     -        -   4,665        -
Income before income taxes        $  289      153   4,955      191
Provision (benefit) for taxes       (111)     (59)    150      (73)
Income from
  Discontinued operations         $  178       94   5,105      118


The components of the balance sheet are as follows:

				       March 31,     September 30,
					  2011            2010

Accounts receivable                     $     1               8
Deferred income taxes                        34             417
Property and equipment, net                 112             117
Assets of discontinued operations       $   147             542

Accounts payable                        $    27             154
Accrued payroll and benefits                  2               2
Accrued liabilities, other                   21              61
Insurance liabilities                       110           1,110
Liabilities of discontinued operations  $   160           1,327


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

Prior to quarter ending March 31, 2010 the Company's real estate operations were aggregated and reported as a single segment. The prior filings additionally included results by division. In connection with the new presentation of our real estate operations as two reportable segments, two properties in Washington, D.C. and two properties in Duval County, Florida were reclassified out of the Royalties and rent division and the division was renamed the Mining royalty land segment. Historical results have been reclassified to conform to the new segment presentation.

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

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., sold approximately 1,777 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000 and expenses of the sale were $259,000. The Company also donated the $5,402,000 value of minerals and aggregates and recognized a $2,053,000 permanent tax benefit. The Company's book value of the property was $276,000. Caroline County has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements - Discontinued Operations. All periods presented have been restated accordingly.



Comparative Results of Operations for the Three Months Ended March 31, 2011 and 2010

Consolidated Results - Net income for the second quarter of fiscal 2011 was $1,683,000 compared to $1,442,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2011 were $0.18 compared to $0.15 for the same quarter last year. Transportation segment results were higher due to lower health benefit claims. The mining royalty land segment's results were lower due to a shift of tons sold in northern Georgia to a quarry with a lower royalty. The Developed property rentals segment's results were lower due to increased depreciation and property taxes. Income from discontinued operations favorably impacted net income due to lower than expected retained liabilities and losses from prior year operations.


Transportation Results
                                    Three Months Ended March 31
(dollars in thousands)             ___2011     %      2010     %_

Transportation revenue             $ 18,885   82%    18,787   87%
Fuel surcharges                       4,151   18%     2,871   13%

Revenues                             23,036  100%    21,658  100%

Compensation and benefits             8,460   37%     8,297   38%
Fuel expenses                         5,381   23%     4,174   19%
Insurance and losses                  1,237    5%     1,571    7%
Depreciation expense                  1,535    7%     1,469    7%
Other, net                            2,157    9%     2,311   11%
Sales, general & administrative       1,874    8%     1,766    8%
Allocated corporate expenses       _____390    2%    ___346    2%

Cost of operations                   21,034   91%    19,934   92%

Operating profit                   $  2,002    9%     1,724    8%


Transportation segment revenues were $23,036,000 in the second quarter of 2011, an increase of $1,378,000 over the same quarter last year. Revenue miles in the current quarter were up 2.9% compared to the second quarter of fiscal 2010 due to business growth and a longer average haul length. Fuel surcharge revenue increased $1,280,000. Excluding fuel surcharges, revenue per mile decreased 2.5% over the same quarter last year due to a longer average haul length. The average price paid per gallon of diesel fuel increased by $0.74 or 28.1% over the same quarter in fiscal 2010.

The Transportation segment's cost of operations was $21,034,000 in the second quarter of 2011, an increase of $1,100,000 over the same quarter last year. The Transportation segment's cost of operations in the second quarter of 2011 as a percentage of revenue was 91% compared to 92% in the second quarter of 2010. Compensation and benefits increased $163,000 or 2.0% compared to the same quarter last year primarily due to the increase in miles driven. Fuel surcharge revenue increased $1,280,000 while fuel cost increased by $1,207,000 leaving a positive impact to operating profit of $73,000. Insurance and losses decreased $334,000 compared to the same quarter last year due to lower health benefit claims. Depreciation expense increased $66,000 due to more trucks in service. Other expense decreased $154,000 primarily due to higher gains on equipment sales. Selling general and administrative costs increased $108,000 or 6.1% compared to the same quarter last year. Allocated corporate expenses increased $44,000.


Mining Royalty Land Results

                                   Three Months Ended March 31
(dollars in thousands)             ___2011     %      2010     %_

Mining royalty land revenue        $    918  100%     1,009  100%

Property operating expenses             133   14%       148   15%
Depreciation and depletion               26    3%        24    2%
Management Company indirect              41    4%        40    4%
Allocated corporate expense             152   17%       142   14%

Cost of operations                      352   38%       354   35%

Operating profit                   $    566   62%       655   65%

Mining royalty land segment revenues for the second quarter of fiscal 2011 were $918,000, a decrease of $91,000 or 9.0% over the same quarter last year, primarily due to a shift of tons sold in northern Georgia to a quarry with a lower royalty.

The mining royalty land segment's cost of operations was $352,000 in the second quarter of 2011, a decrease of $2,000 over the same quarter last year.


Developed Property Rentals Results

                                   Three Months Ended March 31
(dollars in thousands)             ___2011     %      2010     %_

Developed property rentals revenue $  4,636  100%     4,843  100%

Property operating expenses           1,591   34%     1,791   37%
Depreciation and amortization         1,316   28%     1,271   26%
Management Company indirect             364    8%       364    8%
Allocated corporate expense             228    5%       212    4%

Cost of operations                    3,499   75%     3,638   75%

Operating profit                   $  1,137   25%     1,205   25%

Developed property rentals segment revenues for the second quarter of fiscal 2011 were $4,636,000, a decrease of $207,000 or 4.3% due to reduced tenant reimbursements for snow removal partially offset by higher occupancy.

Developed property segment's cost of operations was $3,499,000 in the second quarter of 2011, a decrease of $139,000 or 3.8% over the same quarter last year. Property operating expenses decreased $200,000 due to a $304,000 reduction in snow removal costs offset by higher utilities and property taxes. Depreciation and amortization increased $45,000 due to the purchase of a building. Management Company indirect expenses (excluding internal allocations for lease related property management fees) remained constant. Allocated corporate expenses increased $16,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $3,184,000 in the second quarter of fiscal 2011, an increase of $117,000 or 3.8% compared to $3,067,000 in the same period last year. Operating profit in the transportation segment increased $278,000 or 16.1% primarily due to lower health benefit claims. Operating profit in the mining royalty land segment decreased $88,000 or 13.5% due to a shift of tons sold in northern Georgia to a quarry with a lower royalty. Operating profit in the Developed property rentals segment decreased $69,000 or 5.7% due to higher depreciation and property taxes. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $521,000 in the second quarter of fiscal 2011, an increase of $4,000 compared to the same period last year.

Interest expense - Interest expense decreased $158,000 over the same quarter last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $97,000 over the same quarter last year due to higher earnings.

Income from continuing operations - Income from continuing operations was $1,505,000 or $0.16 per diluted share in the second quarter of fiscal 2011, an increase of 11.6% compared to $1,348,000 or $.14 per diluted share for the same period last year. The $157,000 increase was primarily due to the $117,000 increase in operating profits and $158,000 reduction in interest expense offset by higher income taxes.

Discontinued operations - The after tax income from discontinued operations for the second quarter of fiscal 2011 was $178,000 versus $94,000 for the same period last year. Diluted earnings per share on discontinued operations for the second quarter of fiscal 2011 was $.02 compared to $.01 in the second quarter of fiscal 2010. Results in both periods were due to lower than expected retained liabilities and losses from prior year operations.

Net income - Net income for the second quarter of fiscal 2011 was $1,683,000 compared to $1,442,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2011 were $0.18 compared to $0.15 for the same quarter last year. Transportation segment results were higher due to lower health benefit claims. The mining royalty land segment's results were lower due to a shift of tons sold in northern Georgia to a quarry with a lower royalty. The Developed property rentals segment's results were lower due to increased depreciation and property taxes. Income from discontinued operations favorably impacted net income due to lower than expected retained liabilities and losses from prior year operations.



Comparative Results of Operations for the Six Months Ended March 31,
2011 and 2010

Consolidated Results - Net income for the first six months of fiscal 2011 was $8,078,000 compared to $2,778,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2011 were $0.85 compared to $0.29 in the first six months of fiscal 2010. Income from discontinued operations favorably impacted net income due to an after tax gain of $4,926,000 from the exchange of property included in the first six months of fiscal 2011. Transportation segment results were higher due to reduced health benefit claims. The mining royalty land segment's results were substantially unchanged. The Developed property rentals segment's results were lower due to increased professional fees, property taxes, and depreciation.


Transportation Results
                                     Six Months Ended March 31
(dollars in thousands)             ___2011     %      2010     %_

Transportation revenue             $ 38,509   84%    38,254   87%
Fuel surcharges                       7,518   16%     5,485   13%

Revenues                             46,027  100%    43,739  100%

Compensation and benefits            16,914   36%    16,616   38%
Fuel expenses                        10,127   22%     8,079   18%
Insurance and losses                  2,886    6%     3,836    9%
Depreciation expense                  3,041    7%     2,992    7%
Other, net                            4,407   10%     4,529   10%
Sales, general & administrative       3,883    8%     3,626    8%
Allocated corporate expenses       _____779    2%    ___693    2%

Cost of operations                   42,037   91%    40,371   92%

Operating profit                   $  3,990    9%     3,368    8%

Transportation segment revenues were $46,027,000 in the first six months of 2011, an increase of $2,288,000 over the same period last year. Revenue miles in the first six months of 2011 were up 4.3% compared to the first six months of fiscal 2010 due to business growth and a longer average haul length. Fuel surcharge revenue increased $2,033,000. Excluding fuel surcharges, revenue per mile decreased 3.3% over the same period last year due to a longer average haul length and lower revenue per mile on certain growth business. The average price paid per gallon of diesel fuel increased by $0.57 or 22.1% over the same period in fiscal 2010.

The Transportation segment's cost of operations was $42,037,000 in the first six months of 2011, an increase of $1,666,000 over the same period last year. The Transportation segment's cost of operations in the first six months of 2011 as a percentage of revenue was 91% compared to 92% in the first six months of 2010. Compensation and benefits increased $298,000 or 1.8% compared to the same period last year primarily due to the increase in miles driven. Fuel surcharge revenue increased $2,033,000 while fuel cost increased by $2,048,000 leaving a negative impact to operating profit of $15,000. Insurance and losses decreased $950,000 compared to the same period last year due to lower health benefit claims. Depreciation expense increased $49,000 due to more trucks in service. Other expense decreased $122,000 primarily due to higher gains on equipment sales. Selling general and administrative costs increased $257,000 or 7.1% compared to the same period last year. Allocated corporate expenses increased $86,000.


Mining Royalty Land Results
                                     Six Months Ended March 31
(dollars in thousands)             ___2011     %      2010     %_

Mining royalty land revenue        $  2,013  100%     1,996  100%

Property operating expenses             257   13%       258   13%
Depreciation and depletion               51    2%        48    3%
Management Company indirect              78    4%        83    4%
Allocated corporate expense             305   15%       283   14%

Cost of operations                      691   34%       672   34%

Operating profit                   $  1,322   66%     1,324   66%

Mining royalty land segment revenues for the first six months of fiscal 2011 were $2,013,000, an increase of $17,000 or 0.9% over the same period last year, due to an increase in mined tons.

The mining royalty land segment's cost of operations was $691,000 in the first six months of 2011, an increase of $19,000 over the same period last year. Property operating expenses decreased $1,000. Depreciation and depletion expenses increased $3,000 due to an increase in mined tons. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $5,000. Allocated corporate expenses increased $22,000.


Developed Property Rentals Results

                                     Six Months Ended March 31
(dollars in thousands)             ___2011     %      2010     %_

Developed property rentals revenue $  8,813  100%     9,275  100%

Property operating expenses           2,872   32%     3,133   34%
Depreciation and amortization         2,617   30%     2,548   27%
Management Company indirect             699    8%       746    8%
Allocated corporate expense             457    5%       425    5%

Cost of operations                    6,645   75%     6,852   74%

Operating profit                   $  2,168   25%     2,423   26%

Developed property rentals segment revenues for the first six months of fiscal 2011 were $8,813,000, a decrease of $462,000 or 5.0% due to reduced tenant reimbursements for snow removal partially offset by higher occupancy.

Developed property segment's cost of operations was $6,645,000 in the first six months of 2011, a decrease of $207,000 or 3.0% over the same period last year. Property operating expenses decreased $261,000 due to a $505,000 reduction in snow removal costs offset by higher professional fees, property taxes and utilities. Depreciation and amortization increased $69,000 due to the purchase of a building. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $47,000. Allocated corporate expenses increased $32,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $6,372,000 in the first six months of fiscal 2011, an increase of $263,000 or 4.3% compared to $6,109,000 in the same period last year. Operating profit in the transportation segment increased $622,000 or 18.5% primarily due to lower health benefit claims. Operating profit in the mining royalty land segment decreased $2,000. Operating profit in the Developed property rentals segment decreased $255,000 or 10.5% due to higher professional fees, property taxes, and depreciation. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $1,108,000 in the first six months of fiscal 2011, an increase of $102,000 compared to the same period last year due to adjustment to the fair value of the corporate aircraft of $300,000 partially offset by lower stock compensation and professional fees.

Interest expense - Interest expense decreased $278,000 over the same period last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $195,000 over the same period last year due to higher earnings.

Income from continuing operations - Income from continuing operations was $2,973,000 or $0.31 per diluted share in the first six months of fiscal 2011, an increase of 11.8% compared to $2,660,000 or $.28 per diluted share for the same period last year. The $313,000 increase was primarily due to the $263,000 increase in operating profits and $278,000 reduction in interest expense offset by higher income taxes.

Discontinued operations - The after tax income from discontinued operations for the first six months of fiscal 2011 was $5,105,000 versus $118,000 for the same period last year. Diluted earnings per share on discontinued operations for the first six months of fiscal 2011 was $.54 compared to $.01 in the first six months of fiscal 2010. The first six months of 2011 included a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share.

Net income - Net income for the first six months of fiscal 2011 was $8,078,000 compared to $2,778,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2011 were $0.85 compared to $0.29 in the first six months of fiscal 2010. Income from discontinued operations favorably impacted net income due to an after tax gain of $4,926,000 from the exchange of property included in the first six months of fiscal 2011. Transportation segment results were higher due to reduced health benefit claims. The mining royalty land segment's results were substantially unchanged. The Developed property rentals segment's results were lower due to increased professional fees, property taxes, and depreciation.


Liquidity and Capital Resources. For the first six months of fiscal 2011, the Company used cash provided by operating activities of continuing operations of $9,770,000, proceeds received on notes of $1,064,000, proceeds from the sale of plant, property and equipment of $416,000, proceeds from the exercise of employee stock options of $251,000, excess tax benefits from the exercise of stock options of $249,000 and cash balances to purchase $3,159,000 in transportation equipment, to purchase Hollander 95 Business Park $1,222,000 (net of 1031 exchange of $4,941,000), to expend $3,788,000 in real estate development, to invest $114,000 in the Brooksville Joint Venture, to make $2,256,000 scheduled payments on long-term debt and to repurchase Company stock for $1,145,000. Cash used in the operating activities of discontinued operations was $593,000. Cash decreased $527,000.

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

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., sold approximately 1,777 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000 and expenses of the sale were $259,000. The Company also donated the $5,402,000 value of minerals and aggregates and recognized a $2,053,000 permanent tax benefit. The $2,053,000 permanent tax benefit was recorded to income taxes receivable for $342,000 and offset to long-term deferred tax liabilities of $1,711,000. Actual realization of the $1,711,000 in deferred taxes will depend on taxable income, income tax rates, and income tax regulations over the 5 year carry forward period. The Company's book value of the property was $276,000. The Caroline County property has been accounted for as a discontinued operation and all periods presented have been restated accordingly. The Company used all the proceeds in a 1031 exchange to purchase Hollander 95 Business Park in a foreclosure sale auction through a qualified intermediary. Hollander 95 Business Park, in Baltimore City, Maryland, closed on October 22, 2010 by a 1031 intermediary for a purchase price totaling $5,750,000. This property consists of an existing 82,800 square foot warehouse building (46.9% occupied) with an additional 42 acres of partially developed land with a development capacity of 490,000 square feet (a mix of warehouse, office, hotel and flex buildings).

Cash flows from operating activities for the first six months of fiscal 2011 were $3,914,000 higher than the same period last year primarily due to large income tax payments in the same quarter last year related to the sale of SunBelt and lower insurance payments.

Cash flows used in investing activities for the first six months of fiscal 2011 were $31,000 higher primarily reflecting the purchase of Hollander 95 Business Park (net of 1031 exchange of $4,941,000) offset by lower purchases of transportation equipment.

Cash flows used in financing activities for the first six months of fiscal 2011 were $1,017,000 higher than the same period last year due to repurchases of Company stock for $1,145,000 partially offset by increased stock options exercised.

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $13,942,000 were issued under the Revolver. As of March 31, 2011, $23,058,000 was available for borrowing and $48,686,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2011.

The Company had $13,942,000 of irrevocable letters of credit outstanding as of March 31, 2011. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first six months of fiscal 2011 the Company repurchased 42,000 shares for $1,145,000. As of March 31, 2011, $4,480,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company has committed to make additional capital contributions of up to $41,000 over the next 12 months to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

Summary and Outlook. Transportation segment miles for this year were 4.3% higher than last year. The Company continues to succeed in replacing customers from the non-renewed contracts announced January 6, 2010 and has basically recovered from new customers substantially all the lost revenue miles, albeit at lower rates per mile for longer average hauls.

Operating profit from the leasing of developed buildings has been unfavorably impacted by three newer buildings brought into service since September 2008 along with two nearly vacant buildings in Delaware impacted by automobile plant closings and the residential housing downturn. Occupancy increased from 72.0% to 77.2% over last fiscal year end as the market for new tenants appears to have bottomed and traffic for vacant space has increased. The Company is not presently engaged in the construction of any new buildings.

In July 2008, a subsidiary of the Company, FRP Bird River, LLC, entered into an agreement to sell approximately 121 acres of land in Baltimore County, Maryland to Mackenzie Investment Group, LLC. The purchase price for the property is $25,075,000, subject to certain potential purchase price adjustments. The agreement of sale is subject to certain contingencies including additional government approvals and closing is scheduled to occur in the first quarter of calendar 2012. The cost of the property of $5,808,000 was transferred from Real estate held for investment to Real estate held for sale as of March 31, 2011 because of the expectation that the sale will be completed within one year. The Company may choose to have any proceeds from the sale placed into escrow in anticipation of utilizing the funds to purchase replacement property under IRC Section 1031.
The purchaser has placed non-refundable deposits of $1,000,000 under this contract in escrow including $650,000 in March 2009. Preliminary approval for the development as originally contemplated under the agreement's pricing contingencies has now been received and the time for any appeals from that approval has expired.

On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida (the "Project"). In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project. Prior to commencing development of the Project the property will need to be rezoned consistent with the approved entitlements.

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

As of March 31, 2011, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
January 1
through
January 31       6,000    $   31.65        6,000      $ 4,480,000

February 1
through
February 28          0    $       0            0      $ 4,480,000

March 1
through
March 31             0    $       0            0      $ 4,480,000

Total            6,000    $   31.65        6,000

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.

Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 29.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2011                PATRIOT TRANSPORTATION HOLDING, INC.


                           Thompson S. Baker II
                           Thompson S. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011
EXHIBIT INDEX



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