Form 10-Q
period 2011-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2011-08-03
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

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

On June 30, 2011 there were 9,300,623 shares of
Common Stock,
$.10 par value per share, outstanding (adjusted for 3-for-1 stock split).



PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2011



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  26

Item 4.  Controls and Procedures                                      26


Part II.  Other Information

Item 1A. Risk Factors                                                 28

Item 2.  Purchase of Equity Securities by the Issuer                  28

Item 6.  Exhibits                                                     28

Signatures                                                            29

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               31

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              34





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


PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                     June 30,    September 30,
Assets                                                  2011             2010
Current assets:
 Cash and cash equivalents                          $ 22,760           17,151
 Accounts receivable (net of allowance for
  doubtful accounts of $128 and $83, respectively)     7,788            5,940
 Federal and state income taxes receivable                 -              930
 Notes receivable                                      1,427            1,238
 Inventory of parts and supplies                       1,038              665
 Deferred income taxes                                   895                -
 Prepaid tires on equipment                            1,292            1,246
 Prepaid taxes and licenses                              218            1,813
 Prepaid insurance                                       697            2,185
 Prepaid expenses, other                                 102               62
 Real estate held for sale, at cost                    5,808                -
 Assets of discontinued operations                       131              542
  Total current assets                                42,156           31,772

Property, plant and equipment, at cost               310,480          294,752
Less accumulated depreciation and depletion          103,308           96,636
  Net property, plant and equipment                  207,172          198,116
Real estate held for investment, at cost               1,040            7,124
Investment in joint venture                            7,437            7,344
Goodwill                                               1,087            1,087
Notes receivable, less current portion                   246            4,382
Unrealized rents                                       3,479            3,357
Other assets                                           3,860            4,530
Total assets                                        $266,477          257,712
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  4,098            3,384
 Federal and state income taxes payable                1,645                -
 Deferred income taxes                                     -              174
 Accrued payroll and benefits                          4,598            5,255
 Accrued insurance                                     3,071            2,373
 Accrued liabilities, other                              867              994
 Long-term debt due within one year                    4,822            4,588
 Liabilities of discontinued operations                  112            1,327
  Total current liabilities                           19,213           18,095
Long-term debt, less current portion                  63,626           67,272
Deferred income taxes                                 16,421           16,084
Accrued insurance                                      2,506            2,483
Other liabilities                                      1,858            1,722
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  9,300,623 and 9,278,088 shares issued
  and outstanding, respectively                          930              928
 Capital in excess of par value                       38,819           37,511
 Retained earnings                                   123,084          113,597
 Accumulated other comprehensive income, net              20               20
  Total shareholders' equity                         162,853          152,056
Total liabilities and shareholders' equity          $266,477          257,712
See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                           THREE MONTHS        NINE MONTHS
                                           ENDED JUNE 30,     ENDED JUNE 30,
                                          2011      2010      2011      2010
Revenues:
  Transportation                       $26,182    23,064    72,209    66,803
  Mining royalty land                    1,180     1,247     3,193     3,243
  Developed property rentals             4,585     4,047    13,398    13,322
Total revenues                          31,947    28,358    88,800    83,368

Cost of operations:
  Transportation                        23,738    20,349    65,775    60,720
  Mining royalty land                      334       368     1,025     1,040
  Developed property rentals             3,267     3,022     9,912     9,874
  Unallocated corporate                    167       138     1,275     1,144
Total cost of operations                27,506    23,877    77,987    72,778

Operating profit:
  Transportation                         2,444     2,715     6,434     6,083
  Mining royalty land                      846       879     2,168     2,203
  Developed property rentals             1,318     1,025     3,486     3,448
  Unallocated corporate                   (167)     (138)   (1,275)   (1,144)
Total operating profit                   4,441     4,481    10,813    10,590

Interest income and other                   70       106       271       340
Equity in loss of joint venture            (14)        -       (16)       (2)
Interest expense                          (789)     (966)   (2,533)   (2,988)

Income before income taxes               3,708     3,621     8,535     7,940
Provision for income taxes              (1,349)   (1,121)   (3,203)   (2,780)
Income from continuing operations        2,359     2,500     5,332     5,160

Income from discontinued
 operations, net                            20        99     5,125       217

Net income                            $  2,379     2,599    10,457     5,377

Earnings per common share:
 Income from continuing operations -
  Basic                               $    .25       .27       .57       .56
  Diluted                             $    .25       .27       .56       .55
 Discontinued operations (Note 11) -
  Basic                               $    .01       .01       .56       .03
  Diluted                             $      -       .01       .55       .02

Net income - basic                    $    .26       .28      1.13       .59
Net income - diluted                  $    .25       .28      1.11       .57

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share       9,291     9,184     9,279     9,171
  -diluted earnings per common share     9,443     9,426     9,453     9,421

See accompanying notes.




PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED JUNE 30, 2011 AND 2010
                                   (In thousands)
                                    (Unaudited)
                                                              2011      2010

Cash flows from operating activities:
 Net income                                                $10,457     5,377
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  9,126     8,647
   Deferred income taxes                                      (813)     (853)
   Equity in loss of joint venture                              16         2
   (Gain) on sale of equipment                                (245)     (311)
   (Income) from discontinued operations, net               (5,125)     (217)
   Stock-based compensation                                    624       737
   Net changes in operating assets and liabilities:
    Accounts receivable                                     (1,848)   (1,189)
    Inventory of parts and supplies                           (373)      (60)
    Prepaid expenses and other current assets                2,997     3,207
    Other assets                                                54      (176)
    Accounts payable and accrued liabilities                   628    (1,272)
    Income taxes payable and receivable                      2,917    (1,560)
    Long-term insurance liabilities and other long-term
     liabilities                                               159      (213)
Net cash provided by operating activities of
  continuing operations                                     18,574    12,119
Net cash used in operating activities of
  discontinued operations                                     (605)     (946)
Net cash provided by operating activities                   17,969    11,173

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (4,660)   (6,433)
 Investments in mining royalty land segment                      -       (41)
 Investments in developed property rentals segment          (8,365)   (2,843)
 Investment in joint venture                                  (114)     (445)
 Proceeds from the sale of property, plant and equipment       528       809
 Proceeds received on note for sale of SunBelt               3,947       881
Net cash used in investing activities                       (8,664)   (8,072)

Cash flows from financing activities:
 Repayment of long-term debt                                (3,412)   (3,193)
 Repurchase of Company Stock                                (1,145)        -
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              323        65
 Exercise of employee stock options                            538       192

Net cash used in financing activities                       (3,696)   (2,936)

Net increase in cash and cash equivalents                    5,609       165
Cash and cash equivalents at beginning of period            17,151    15,803
Cash and cash equivalents at end of the period            $ 22,760    15,968

The Company recorded a non-cash transaction from an exchange of real estate of $4,941 in December 2010 along with a related deferred tax liability of $1,792 and a $2,053 permanent tax benefit on the value of donated minerals and aggregates which was recorded as a $342 receivable and $1,711 deferred tax.

See accompanying notes.


      	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2011
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2010.

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
declared a 3-for-1 stock split of the Company's common stock in the form of a stock dividend. The record date for the split was January 3, 2011 and the new shares were issued on January 17, 2011. The total authorized shares remained 25 million and par value of common stock remained unchanged at $.10 per share. All share and per share information presented has been adjusted to reflect this stock split.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended    Nine Months ended
                                      June 30,___           June 30,_  _
                                    2011      2010        2011      2010
Revenues:
   Transportation                $ 26,182    23,064    $ 72,209    66,803
   Mining royalty land              1,180     1,247       3,193     3,243
   Developed property rentals       4,585     4,047      13,398    13,322
                                 $ 31,947    28,358      88,800    83,368

Operating profit:
   Transportation                $  2,834     3,062       7,603     7,123
   Mining royalty land                999     1,021       2,626     2,628
   Developed property rentals       1,547     1,237       4,172     4,085
   Corporate expenses:
    Allocated to transportation      (390)     (347)     (1,169)   (1,040)
    Allocated to mining land         (153)     (142)       (458)     (425)
    Allocated to developed property  (229)     (212)       (686)     (637)
    Unallocated                      (167)     (138)     (1,275)   (1,144)
                                     (939)     (839)     (3,588)   (3,246)
                                 $  4,441     4,481      10,813    10,590

Interest expense:
   Mining royalty land           $      9         9          27        30
   Developed property rentals      ___780    _  957      _2,506    _2,958
                                 $    789       966       2,533     2,988

Capital expenditures:
   Transportation                $  1,501       790       4,660     6,433
   Mining royalty land                  -        25           -        41
   Developed property rentals:
     Capitalized interest             345       243         928       700
     Internal labor                   190        83         450       201
     Real estate taxes                303       288         875       867
     Other costs (a)                2,517       256       6,112     1,075
                                 $  4,856     1,685      13,025     9,317
(a)Net of 1031 exchange of $4,941 for the 9 months ending June 30, 2011.

Depreciation, depletion and
amortization:
   Transportation                $  1,582     1,536       4,680     4,605
   Mining royalty land                 29        30          80        77
   Developed property rentals       1,300     1,257       3,917     3,805
   Other                               54        48         449       160
                                 $  2,965     2,871       9,126     8,647
                                               June 30,   September 30,
                                                 2011          2010
Identifiable net assets
   Transportation                             $ 38,819        43,100
   Discontinued Transportation Operations          131           542
   Mining royalty land                          28,295        28,651
   Developed property rentals                  173,423       164,601
   Cash items                                   22,760        17,151
   Unallocated corporate assets                  3,049         3,667
                                              $266,477       257,712


(4) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                               June 30,   September 30,
                                                 2011          2010
     5.6% to 8.6% mortgage notes
       due in installments through 2027         68,448        71,860
     Less portion due within one year            4,822         4,588
                                              $ 63,626        67,272

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $11,262,000 were issued under the Revolver. As of June 30, 2011, $25,738,000 was available for borrowing and $50,270,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2011.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2011, the carrying amount and fair value of such other long-term debt was $68,448,000 and $70,819,000, respectively.

(5) Transactions with Vulcan Materials Company. The Company previously may have been considered a related party to Vulcan Materials Company (Vulcan). One director of the Company was employed by Vulcan until September 17, 2010 and is related to two other Company directors. The Company, through its transportation subsidiaries, hauls commodities by tank trucks for Vulcan. Charges for these services are based on prevailing market prices. The real estate subsidiaries lease certain construction aggregates mining and other properties to Vulcan. Revenue from Vulcan for the first nine months of fiscal 2011 was $4,942,000 compared to $4,446,000 for the same period last year.

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.), Brooksville Quarry, LLC, to develop approximately 4,300 acres of land near Brooksville, Florida. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the nine months ended June 30, 2011 and June 30, 2010 includes a loss of $16,000 and $2,000, respectively, representing the Company's equity in the loss of the joint venture.


(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):
                                        THREE MONTHS         NINE MONTHS
                                       ENDED JUNE 30,       ENDED JUNE 30,
                                        2011     2010        2011     2010
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             9,291    9,184       9,279    9,171

Common shares issuable under
 share based payment plans
 which are potentially dilutive          152      242         174      250

Common shares used for diluted
 earnings per common share             9,443    9,426       9,453    9,421

Net income                           $ 2,379    2,599      10,457    5,377

Earnings per common share
 Basic                               $   .26      .28        1.13      .59
 Diluted                             $   .25      .28        1.11      .57

For the three and nine months ended June 30, 2011, 140,370 and 132,870 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30 2010, 34,570 and 37,070 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.


(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 644,250 at June 30, 2011.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                      Three Months ended   Nine Months ended
                                            June 30,        _ June 30,_
                                          2011    2010      2011    2010
Stock option grants                      $  79      68       290     335
Restricted stock awards granted in 2006      -       -         -      48
Annual director stock award                  -       -       334     354
                                            79      68       624     737

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2010        633,900     $14.00       4.1     $ 4,206
  Granted                29,160     $25.60               $   293
  Exercised              54,035     $ 9.95               $   274
Forfeited                     -     $    -               $     -
Outstanding at
 June 30, 2011          609,025     $14.92       3.8     $ 4,225
Exercisable at
 June 30, 2011          522,397     $12.93       3.0     $ 3,254
Vested during
 nine months ended
 June 30, 2011           23,442                          $   248

The aggregate intrinsic value of exercisable in-the-money options was $5,223,000 and the aggregate intrinsic value of all outstanding in-the-money options was $5,223,000 based on the market closing price of $22.37 on June 30, 2011 less exercise prices. Gains of $869,000 were realized by option holders during the nine months ended June 30, 2011. The realized tax benefit from options exercised for the nine months ended June 30, 2011 was $333,000. Total compensation cost of options granted but not yet vested as of June 30, 2011 was $777,000, which is expected to be recognized over a weighted-average period of 2.5 years.

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

During the first nine months of fiscal 2011, the transportation segment's ten largest customers accounted for approximately 55.4% of the transportation segment's revenue. One of these customers accounted for 20.2% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $3,364,000 and $2,797,000 at June 30, 2011 and September 30, 2010 respectively.

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

As of June 30, 2011 the Company had no assets or liabilities measured at fair value on a recurring basis and only one asset recorded at fair value on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The fair value of the corporate aircraft of $1,550,000 is based on level 2 inputs for similar assets in the current market. The first quarter of fiscal 2011 includes $300,000 for the impairment to estimated fair value of the corporate aircraft due to indications of a decrease in value versus the previous year end. The Company's decision to discontinue its regular use requires adjustment to the current estimated value as necessary.

The fair value of note receivable (see Note 11) approximates the unpaid principal balance based upon the interest rate and credit risk of the note. The fair value of all other financial instruments with the exception of mortgage notes (see Note 4) approximates the carrying value due to the short-term nature of such instruments.

(11) Discontinued operations. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the Buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburgh lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. Proceeds from the sale of equipment of $923,000 and an extra payment of $2,055,000 were partial prepayments to the note in fiscal 2011. The Company retained all pre-closing receivables and liabilities.

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

A summary of discontinued operations is as follows (in thousands):

                                    Three months      Nine months
                                   Ended June 30,   Ended June 30,
                                    2011     2010    2011     2010

Revenue                           $   15       15      45       70
Operating expenses                   (18)    (147)   (278)    (283)
Gain on property sale before taxes     -        -   4,665        -
Income before income taxes        $   33      162   4,988      353
Provision for income taxes           (13)     (63)    137     (136)
Income from
  Discontinued operations         $   20       99   5,125      217

The components of the balance sheet are as follows:

					 June 30,     September 30,
					   2011            2010

Accounts receivable                     $     2               8
Deferred income taxes                        20             417
Property and equipment, net                 109             117
Assets of discontinued operations       $   131             542

Accounts payable                        $    16             154
Accrued payroll and benefits                  2               2
Accrued liabilities, other                   22              61
Insurance liabilities                        72           1,110
Liabilities of discontinued operations  $   112           1,327



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

Prior to the quarter ending March 31, 2010 the Company's real estate operations were aggregated and reported as a single segment. The prior filings additionally included results by division. In connection with the new presentation of our real estate operations as two reportable segments, two properties in Washington, D.C. and two properties in Duval County, Florida were reclassified out of the Royalties and rent division and the division was renamed the Mining royalty land segment. Historical results have been reclassified to conform to the new segment presentation.

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

Discontinued Operations. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburgh lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. Proceeds from the sale of equipment of $923,000 and an extra payment of $2,055,000 were partial prepayments to the note in fiscal 2011. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements - Discontinued Operations. All periods presented have been restated accordingly.

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


Comparative Results of Operations for the Three months ended June
30, 2011 and 2010

Consolidated Results - Net income for the third quarter of fiscal 2011 was $2,379,000 compared to $2,599,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2011 were $.25 compared to $.28 for the same quarter last year. Transportation segment results were lower due to a $353,000 smaller reduction to the actuarial projections of risk insurance claims and lower gains on equipment sales partially offset by increased miles. The mining royalty land segment's results were lower due to lower tons mined at most locations mostly offset by a shift of production from land held by other lessors to land held by the Company. The Developed property rentals segment's results were higher due to higher occupancy partially offset by increased unbillable maintenance costs.


Transportation Results
                                    Three months ended June 30
(dollars in thousands)             ___2011     %      2010     %_

Transportation revenue             $ 20,806   79%    19,593   85%
Fuel surcharges                       5,376   21%     3,471   15%

Revenues                             26,182  100%    23,064  100%

Compensation and benefits             9,047   35%     8,573   37%
Fuel expenses                         6,256   24%     4,465   19%
Insurance and losses                  1,799    7%     1,394    6%
Depreciation expense                  1,554    6%     1,499    6%
Other, net                            2,765   11%     2,198   10%
Sales, general & administrative       1,927    7%     1,873    8%
Allocated corporate expenses       _____390    1%    ___347    2%

Cost of operations                   23,738   91%    20,349   88%

Operating profit                   $  2,444    9%     2,715   12%


Transportation segment revenues were $26,182,000 in the third quarter of 2011, an increase of $3,118,000 over the same quarter last year. Revenue miles in the current quarter were up 5.4% compared to the third quarter of fiscal 2010 due to business growth and a longer average haul length. Fuel surcharge revenue increased $1,905,000. Excluding fuel surcharges, revenue per mile increased 0.9% over the same quarter last year. The average price paid per gallon of diesel fuel increased by $.96 or 35.4% over the same quarter in fiscal 2010.

The Transportation segment's cost of operations was $23,738,000 in the third quarter of 2011, an increase of $3,389,000 over the same quarter last year. The Transportation segment's cost of operations in the third quarter of 2011 as a percentage of revenue was 91% compared to 88% in the third quarter of 2010. Compensation and benefits increased $474,000 or 5.5% compared to the same quarter last year primarily due to the increase in miles driven. Fuel surcharge revenue increased $1,905,000 while fuel cost increased by $1,791,000 leaving a positive impact to operating profit of $114,000. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges, particularly when the price falls. Insurance and losses increased $405,000 compared to the same quarter last year primarily due to a smaller reduction to the actuarial projections of risk insurance claims. Depreciation expense increased $55,000 due to more trucks in service. Other expense increased $567,000 due to higher vehicle repair costs, increased tire prices, increased miles driven and lower gains on equipment sales. Selling general and administrative costs increased $54,000 or 2.9% compared to the same quarter last year. Allocated corporate expenses increased $43,000.


Mining Royalty Land Results

                                   Three months ended June 30
(dollars in thousands)             ___2011     %      2010     %_

Mining royalty land revenue        $  1,180  100%     1,247  100%

Property operating expenses             113   10%       155   13%
Depreciation and depletion               30    2%        30    3%
Management Company indirect              38    3%        41    3%
Allocated corporate expense             153   13%       142   11%

Cost of operations                      334   28%       368   30%

Operating profit                   $    846   72%       879   70%


Mining royalty land segment revenues for the third quarter of fiscal 2011 were $1,180,000, a decrease of $67,000 or 5.4% over the same quarter last year, due to lower tons mined at most locations mostly offset by a shift of production from land held by other lessors to land held by the Company.

The mining royalty land segment's cost of operations was $334,000 in the third quarter of 2011, a decrease of $34,000 over the same quarter last year due to reduced maintenance and professional fees.


Developed Property Rentals Results

                                   Three months ended June 30
(dollars in thousands)             ___2011     %      2010     %_

Developed property rentals revenue $  4,585  100%     4,047  100%

Property operating expenses           1,392   30%     1,179   29%
Depreciation and amortization         1,300   28%     1,257   32%
Management Company indirect             346    8%       374    9%
Allocated corporate expense             229    5%       212    5%

Cost of operations                    3,267   71%     3,022   75%

Operating profit                   $  1,318   29%     1,025   25%


Developed property rentals segment revenues for the third quarter of fiscal 2011 were $4,585,000, an increase of $538,000 or 13.3% due to higher occupancy.

Developed property segment's cost of operations was $3,267,000 in the third quarter of 2011, an increase of $245,000 or 8.1% over the same quarter last year. Property operating expenses increased $213,000 due to higher occupancy and increased unbillable maintenance costs. Depreciation and amortization increased $43,000 due to the purchase of a building. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $28,000. Allocated corporate expenses increased $17,000.


Consolidated Results

Operating Profit - Consolidated operating profit was $4,441,000 in the third quarter of fiscal 2011, a decrease of $40,000 or 0.9% compared to $4,481,000 in the same period last year. Operating profit in the transportation segment decreased $271,000 or 10.0% primarily due to a $353,000 smaller reduction to the actuarial projections of risk insurance claims and lower gains on equipment sales partially offset by increased miles. Operating profit in the mining royalty land segment decreased $33,000 or 3.8% due to lower tons mined at most locations mostly offset by a shift of production from land held by other lessors to land held by the Company. Operating profit in the Developed property rentals segment increased $293,000 or 28.6% due to higher occupancy partially offset by increased unbillable maintenance costs. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $167,000 in the third quarter of fiscal 2011, an increase of $29,000 compared to the same period last year.

Interest expense - Interest expense decreased $177,000 over the same quarter last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $228,000 over the same quarter last year of which $34,000 was due to higher earnings and the balance due to smaller amounts of tax credits funded by legislative action related to fiscal 2008 and 2009 expenditures and a smaller reduction in uncertain tax positions related to the expiration of statutes of limitation than the same items in the prior year.

Income from continuing operations - Income from continuing operations was $2,359,000 or $.25 per diluted share in the third quarter of fiscal 2011, a decrease of 5.6% compared to $2,500,000 or $.27 per diluted share for the same period last year. The $141,000 decrease was primarily due to the $40,000 decrease in operating profits and $177,000 reduction in interest expense offset by higher income taxes.

Discontinued operations - The after tax income from discontinued operations for the third quarter of fiscal 2011 was $20,000 versus $99,000 for the same period last year. Diluted earnings per share on discontinued operations for the third quarter of fiscal 2011 was $.00 compared to $.01 in the third quarter of fiscal 2010. Results in both periods were due to lower than expected retained liabilities and losses from prior year operations.

Net income - Net income for the third quarter of fiscal 2011 was $2,379,000 compared to $2,599,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2011 were $.25 compared to $.28 for the same quarter last year. Transportation segment results were lower due to a $353,000 smaller reduction to the actuarial projections of risk insurance claims and lower gains on equipment sales partially offset by increased miles. The mining royalty land segment's results were lower due to lower tons mined at most locations mostly offset by a shift of production from land held by other lessors to land held by the Company. The Developed property rentals segment's results were higher due to higher occupancy partially offset by increased unbillable maintenance costs.


Comparative Results of Operations for the Nine months ended June 30,
2011 and 2010

Consolidated Results - Net income for the first nine months of fiscal 2011 was $10,457,000 compared to $5,377,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2011 were $1.11 compared to $.57 in the first nine months of fiscal 2010. Income from discontinued operations favorably impacted net income due to an after tax gain of $4,926,000 from the exchange of property included in the first nine months of fiscal 2011. Transportation segment results were higher due to reduced health benefit claims. The mining royalty land segment's results were slightly lower due to a shift of tons sold in northern Georgia to a quarry with a lower royalty. The Developed property rentals segment's results were higher due to higher occupancy offset by increased professional fees, maintenance costs, property taxes, and depreciation.


Transportation Results
                                     Nine months ended June 30
(dollars in thousands)             ___2011     %      2010     %_

Transportation revenue             $ 59,315   82%    57,847   87%
Fuel surcharges                      12,894   18%     8,956   13%

Revenues                             72,209  100%    66,803  100%

Compensation and benefits            25,961   36%    25,189   38%
Fuel expenses                        16,383   23%    12,544   19%
Insurance and losses                  4,685    6%     5,230    8%
Depreciation expense                  4,595    6%     4,491    7%
Other, net                            7,172   10%     6,727   10%
Sales, general & administrative       5,810    8%     5,499    8%
Allocated corporate expenses       ___1,169    2%    _1,040    1%

Cost of operations                   65,775   91%    60,720   91%

Operating profit                   $  6,434    9%     6,083    9%


Transportation segment revenues were $72,209,000 in the first nine months of 2011, an increase of $5,406,000 over the same period last year. Revenue miles in the first nine months of 2011 were up 4.7% compared to the first nine months of fiscal 2010 due to business growth and a longer average haul length. Fuel surcharge revenue increased $3,938,000. Excluding fuel surcharges, revenue per mile decreased 2.1% over the same period last year due to a longer average haul length. The average price paid per gallon of diesel fuel increased by $.70 or 26.7% over the same period in fiscal 2010.

The Transportation segment's cost of operations was $65,775,000 in the first nine months of 2011, an increase of $5,055,000 over the same period last year. The Transportation segment's cost of operations in the first nine months of 2011 as a percentage of revenue was 91% consistent with the first nine months of 2010. Compensation and benefits increased $772,000 or 3.1% compared to the same period last year primarily due to the increase in miles driven. Fuel surcharge revenue increased $3,938,000 while fuel cost increased by $3,839,000 leaving a positive impact to operating profit of $99,000. Insurance and losses decreased $545,000 compared to the same period last year due to lower health benefit claims. Depreciation expense increased $104,000 due to more trucks in service. Other expense increased $445,000 due to higher vehicle repair costs, increased miles driven and lower gains on equipment sales. Selling general and administrative costs increased $311,000 or 5.7% compared to the same period last year. Allocated corporate expenses increased $129,000.


Mining Royalty Land Results
                                     Nine months ended June 30
(dollars in thousands)             ___2011     %      2010     %_

Mining royalty land revenue        $  3,193  100%     3,243  100%

Property operating expenses             370   12%       413   13%
Depreciation and depletion               81    2%        78    2%
Management Company indirect             116    4%       124    4%
Allocated corporate expense             458   14%       425   13%

Cost of operations                    1,025   32%     1,040   32%

Operating profit                   $  2,168   68%     2,203   68%


Mining royalty land segment revenues for the first nine months of fiscal 2011 were $3,193,000, a decrease of $50,000 or 1.5% over the same period last year, due to a shift in tons sold in northern Georgia to a quarry with a lower royalty.

The mining royalty land segment's cost of operations was $1,025,000 in the first nine months of 2011, a decrease of $15,000 over the same period last year. Property operating expenses decreased $43,000 due to lower professional fees. Depreciation and depletion expenses increased $3,000 due to an increase in mined tons. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $8,000. Allocated corporate expenses increased $33,000.

Developed Property Rentals Results

                                     Nine months ended June 30
(dollars in thousands)             ___2011     %      2010     %_

Developed property rentals revenue $ 13,398  100%    13,322  100%

Property operating expenses           4,264   32%     4,312   32%
Depreciation and amortization         3,917   29%     3,805   29%
Management Company indirect           1,045    8%     1,120    8%
Allocated corporate expense             686    5%       637    5%

Cost of operations                    9,912   74%     9,874   74%

Operating profit                   $  3,486   26%     3,448   26%

Developed property rentals segment revenues for the first nine months of fiscal 2011 were $13,398,000, an increase of $76,000 or 0.6% due to higher occupancy partially offset by reduced tenant reimbursements for snow removal.

Developed property segment's cost of operations was $9,912,000 in the first nine months of 2011, an increase of $38,000 or 0.4% over the same period last year. Property operating expenses decreased $48,000 due to a $505,000 reduction in snow removal costs offset by higher professional fees, unbillable maintenance costs, property taxes and utilities. Depreciation and amortization increased $112,000 due to the purchase of a building. Management Company indirect expenses (excluding internal allocations for lease related property management fees) decreased $75,000. Allocated corporate expenses increased $49,000.


Consolidated Results

Operating Profit - Consolidated operating profit was $10,813,000 in the first nine months of fiscal 2011, an increase of $223,000 or 2.1% compared to $10,590,000 in the same period last year. Operating profit in the transportation segment increased $351,000 or 5.8% primarily due to lower health benefit claims. Operating profit in the mining royalty land segment decreased $35,000. Operating profit in the Developed property rentals segment increased $38,000 or 1.1% due to higher occupancy offset by increased professional fees, maintenance costs, property taxes, and depreciation. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $1,275,000 in the first nine months of fiscal 2011, an increase of $131,000 compared to the same period last year due to adjustment to the fair value of the corporate aircraft of $300,000 partially offset by lower stock compensation and professional fees.

Interest expense - Interest expense decreased $455,000 over the same period last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $423,000 over the same period last year of which $229,000 was due to higher earnings and the balance due to smaller amounts of tax credits funded by legislative action related to fiscal 2008 and 2009 expenditures and a smaller reduction in uncertain tax positions related to the expiration of statutes of limitation than the same items in the prior year.

Income from continuing operations - Income from continuing operations was $5,332,000 or $.56 per diluted share in the first nine months of fiscal 2011, an increase of 3.3% compared to $5,160,000 or $.55 per diluted share for the same period last year. The $172,000 increase was primarily due to the $223,000 increase in operating profits and $455,000 reduction in interest expense offset by higher income taxes.

Discontinued operations - The after tax income from discontinued operations for the first nine months of fiscal 2011 was $5,125,000 versus $217,000 for the same period last year. Diluted earnings per share on discontinued operations for the first nine months of fiscal 2011 was $.55 compared to $.02 in the first nine months of fiscal 2010. The first nine months of 2011 included a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share.

Net income - Net income for the first nine months of fiscal 2011 was $10,457,000 compared to $5,377,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2011 were $1.11 compared to $.57 in the first nine months of fiscal 2010. Income from discontinued operations favorably impacted net income due to an after tax gain of $4,926,000 from the exchange of property included in the first nine months of fiscal 2011. Transportation segment results were higher due to reduced health benefit claims. The mining royalty land segment's results were slightly lower due to a shift of tons sold in northern Georgia to a quarry with a lower royalty. The Developed property rentals segment's results were higher due to higher occupancy offset by increased professional fees, maintenance costs, property taxes, and depreciation.


Liquidity and Capital Resources. For the first nine months of fiscal 2011, the Company used cash provided by operating activities of continuing operations of $18,574,000, proceeds received on notes of $3,947,000, proceeds from the sale of plant, property and equipment of $528,000, proceeds from the exercise of employee stock options of $538,000, excess tax benefits from the exercise of stock options of $323,000 and cash balances to purchase $4,660,000 in transportation equipment, to purchase Hollander 95 Business Park for $1,222,000 (net of 1031 exchange of $4,941,000), to expend $7,143,000 in real estate development, to invest $114,000 in the Brooksville Joint Venture, to make $3,412,000 scheduled payments on long-term debt and to repurchase Company stock for $1,145,000. Cash used in the operating activities of discontinued operations was $605,000. Cash increased $5,609,000.

In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including 7% interest, secured by the assets of the business conveyed. Proceeds from the sale of equipment of $923,000 and an extra payment of $2,055,000 were partial prepayments to the note in fiscal 2011. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations. All periods presented have been restated accordingly.

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

Cash flows from operating activities for the first nine months of fiscal 2011 were $6,796,000 higher than the same period last year primarily due to large income tax payments last year related to the sale of SunBelt and lower insurance payments.

Cash flows used in investing activities for the first nine months of fiscal 2011 were $592,000 higher primarily reflecting the purchase of Hollander 95 Business Park (net of 1031 exchange of $4,941,000) offset by proceeds on notes receivable related to the sale of SunBelt and lower purchases of transportation equipment.

Cash flows used in financing activities for the first nine months of fiscal 2011 were $760,000 higher than the same period last year due to repurchases of Company stock for $1,145,000 partially offset by increased stock options exercised.

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $11,262,000 were issued under the Revolver. As of June 30, 2011, $25,738,000 was available for borrowing and $50,270,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2011.

The Company had $11,262,000 of irrevocable letters of credit outstanding as of June 30, 2011. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first nine months of fiscal 2011 the Company repurchased 42,000 shares for $1,145,000. As of June 30, 2011, $4,480,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company has committed to make additional capital contributions of up to $41,000 over the next 12 months to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.


Summary and Outlook. Transportation segment miles for this year were 4.7% higher than last year. The Company continues to succeed in replacing customers from the non-renewed contracts announced January 6, 2010 and has basically recovered from new customers substantially all the lost revenue miles, albeit at lower rates per mile for longer average hauls.

Operating profit from the leasing of developed buildings has been unfavorably impacted by three newer buildings brought into service since September 2008 along with two nearly vacant buildings in Delaware impacted by automobile plant closings and the residential housing downturn. Occupancy has increased from 72.0% to 82.2% (including 104,226 square feet or 3.6% for temporary storage under a less than full market lease rate) over last fiscal year end as the market for new tenants appears to have improved and traffic for vacant space has increased. The Company is not presently engaged in the construction of any new buildings.

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

In May 2008, the Company received approval from the Zoning Commission of the District of Columbia of its planned unit development application for the Company's 5.8 acre undeveloped waterfront site on the Anacostia River in Washington, D.C. This site is located adjacent to the recently opened Washington Nationals Baseball Park. The site currently is leased to Vulcan Materials Company on a month-to-month basis. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail space and approximately 569,600 square feet of additional space for residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. In November 2009, the Company received a two-year extension for commencement of this project, moving the construction commencement date to June 2013. The Company sought this extension because of negative current market indications.

In July 2011 the Company executed a Letter of Intent with MidAtlantic Realty Partners, LLC. ("MRP") for the formation of a Joint Venture to develop the first phase of the four-phase Master Development known as RiverFront on the Anacostia in Washington, D.C. adjacent to the Washington Nationals baseball stadium. Under the terms of the Letter of Intent the parties have agreed to seek a modification from the District of Columbia authorities to the existing approved plan for the Master Development to change phase I from an office building to residential apartments. The Letter of Intent contemplates the parties will enter into a formal joint venture agreement wherein the Company will contribute the land comprising phase I to the joint venture in return for a seventy percent (70%) interest in the venture. MRP will contribute capital in the amount necessary for the venture to qualify for a nonrecourse loan for the balance of the estimated construction costs (this MRP contribution is currently estimated to be in the approximate amount of $4,500,000). At this point the Letter of Intent contemplates commencement of construction in the spring of 2013 with lease up scheduled between September of 2014 and July of 2015. The Letter of Intent further contemplates additional incentive promotional returns to MRP but only after FRP and MRP have received a stipulated cumulative return on their contributed capital. The Letter of Intent contemplates no commitments or obligations between the parties with respect to Phases II, III and IV of the Master Development Plan.


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

As of June 30, 2011, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
April 1
through
April 30             0    $       0            0      $ 4,480,000

May 1
through
May 31               0    $       0            0      $ 4,480,000

June 1
through
June 30              0    $       0            0      $ 4,480,000

Total                0    $       0            0

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

August 3, 2011             PATRIOT TRANSPORTATION HOLDING, INC.


                           Thompson S. Baker II
                           Thompson S. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011
EXHIBIT INDEX



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