Form 10-Q/A
period 2011-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2011-08-03
CIK 844059

FORM 10-Q/A
	(Amendment No. 1)


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




Explanatory Note
     The purpose of this Amendment No. 1 to the Patriot Transportation Holding, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language) that were not included with the Form 10-Q..

	No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.



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

August 3, 2011             PATRIOT TRANSPORTATION HOLDING, INC.


                           Thompson S. Baker II
                           Thompson S. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011
EXHIBIT INDEX



 (14)*   		Financial Code of Ethical Conduct between the Company,
			Chief Executive Officers and Financial Managers, as revised on January 28, 2004, which is available on the Company's website at www.patriottrans.com.

(31)(a)*		Certification of Thompson S. Baker II.
(31)(b)*		Certification of John D. Milton, Jr.
(31)(c)*		Certification of John D. Klopfenstein.

(32)*   		Certification of Chief Executive Officer, Chief
			Financial Officer, and Chief Accounting Officer under
			Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**		XBRL Instance Document
101.XSD**		XBRL Taxonomy Extension Schema
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase
101.DEF**		XBRL Taxonomy Extension Definition Linkbase
101.LAB**		XBRL Taxonomy Extension Label Linkbase
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an Exhibit to our original report on Form 10-Q for the
 	quarter ended June 30, 2011, filed August 3, 2011.

**	Filed herewith.