Form 10-K
period 2011-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2011-12-08
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2011
	OR
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

Large accelerated filer[ ]                  Accelerated filer[X]

Non-accelerated filer[ ]                    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes         No   X

The number of shares of the registrant's stock outstanding as of November 30, 2011 was 9,283,610. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2011, the last day of business of our most recently completed second fiscal quarter, was $116,320,770. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2011 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2011 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes",
"the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company's markets; levels of construction activity in the markets served by our mining properties; fuel costs and the Company's ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/ office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

The Company's real estate operations consist of two reportable segments. The mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area and holds real estate for future development or related to its developments. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States. Real estate revenues in fiscal 2011 were divided approximately 81% from rentals on developed properties and 19% from mining royalties.

In filings prior to March 2010 the Company's real estate operations were aggregated and reported as a single segment.
The prior filings additionally included results by division. In connection with the new presentation of our real estate operations as two reportable segments, two properties in Washington, D.C. and two properties in Duval County, Florida were reclassified out of the royalties and rent division and the division was renamed the mining royalty land segment.
Historical results have been reclassified to conform to the new segment presentation.

Transportation. The transportation segment primarily serves customers in the petroleum industries in the Southeastern U.S.

During fiscal 2011, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Chattanooga, Knoxville and Nashville, Tennessee; Birmingham and Montgomery, Alabama; and Wilmington, North Carolina.

Tank Lines has from two to six major tank truck competitors in each of its markets. Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2011, the transportation segment's ten largest customers accounted for approximately 54.6% of the transportation segment's revenue. One of these customers, Murphy Oil Corporation, accounted for 19.8% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

During fiscal 2011, the transportation group purchased 47 new tractors, 8 used tractors, and 20 trailers. In fiscal 2010 and 2009, the Company purchased 79 tractors and 7 trailers.

Our fiscal 2012 capital budget includes 49 new tractors and 24 new trailers including binding commitments to purchase 39 tractors and 14 trailers at September 30, 2011. Maintaining a modern fleet has resulted in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2011, the Company owned and operated a fleet of 415 trucks and 521 trailers plus 3 additional trucks that were being prepared for sale.

Mining Royalty Land. The mining royalty land segment owns and seeks to acquire land with construction aggregates deposits, a substantial portion of which is leased to Vulcan Materials Company under long-term mining royalty agreements, whereby the Company is paid a percentage of the revenues generated or annual minimums. The segment also owns mining related land held for future appreciation or development.

Developed Property Rentals. The developed property rentals segment acquires, constructs, leases and manages land and commercial buildings in the Baltimore/Northern
Virginia/Washington and Jacksonville, Florida area.

A significant part of our strategy has been to develop high quality, flexible warehouse/office space. Average occupancy for the fiscal year for buildings in service more than 12 months was 79.2%. At September 30, 2011, 79.8% of the total warehouse/office portfolio of approximately 2.9 million square feet was occupied.

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

Vulcan accounted for approximately 16.3% of our real estate revenues and 3.1% of our transportation revenues for fiscal
2011. On a consolidated basis, Vulcan accounted for 5.5% of our fiscal 2011 revenues.

Segment Information. The Company operates in three reportable segments: transportation, mining royalty land and developed property rentals. Industry segment information is presented in
Note 10 to the consolidated financial statements included in the accompanying 2011 Annual Report to Shareholders and is incorporated herein by reference.

Environmental Matters. While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Revised EPA regulations decrease the amount of permitted air emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, increased repair expense, and lowered fuel mileage. This will increase our capital expenses and our operating expenses. The Company's mining leases contain a provision making the lessee responsible for reclamation of mining sites at least to the extent required by law.

Seasonality. The Company's business is subject to limited seasonality due to the cyclical nature of our customers' businesses, with revenues generally declining slightly during winter months.

Employees. The Company employed 776 people in its transportation group, 16 people in its real estate group and 10 people in its corporate offices at September 30, 2011.

Company Website. The Company's website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age        Office         	  Position Since

John D. Baker II     63  Executive Chairman       Oct.  1, 2010

Thompson S. Baker II 52  President & Chief        Oct.  1, 2010
                          Executive Officer
David H.
 deVilliers, Jr.     60  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

John D. Milton, Jr.  66  Exec. Vice President,    June 16, 2008
                          Treasurer, Secretary
                          and Chief Financial
                          Officer

John D. Klopfenstein 48  Controller and Chief	Feb. 16, 2005
                          Accounting Officer

Robert E. Sandlin    50  Vice President of the    March 1, 2003
                         Company and President
                         of Florida Rock &
                         Tank Lines, Inc.

All of the above officers have been employed in their respective positions for the past five years except as follows: John D. Baker II served as President and Chief Executive Officer of the Company from February 2008 to October 2010 and as President and Chief Executive Officer of Florida Rock Industries, Inc. from 1996 to November 2007; Thompson S. Baker II served as the President of the Florida Rock Division of Vulcan Materials Company ("Vulcan") from November 2007 to September 2010 and as President of the Aggregates Group of Florida Rock Industries, Inc. from August 1991 to November 2007; and John D. Milton, Jr. served as Executive Vice President and Chief Financial Officer of Florida Rock Industries, Inc. from 2001 to November 2007.



John D. Baker II, who is the brother of Chairman Emeritus Edward
L. Baker, and Thompson S. Baker II, who is the son of Edward L.
Baker, are directors of the Company.

All executive officers of the Company are elected by the Board of Directors annually and serve until their resignation or removal.

On July 29, 2010, Thompson S. Baker II, a director of the Company, accepted an offer to become President and CEO of the Company, effective October 1, 2010. Upon Mr. Baker's appointment, Mr. John D. Baker II, the then President and Chief Executive Officer, became Executive Chairman of the Company and Mr. Edward L. Baker became Chairman Emeritus. John D. Baker II, Edward L. Baker and Thompson S. Baker II will continue to serve as directors of the Company.

Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

We face significant uncertainty regarding the continued demand for our transportation services during the current economic climate.
The transportation segment produces approximately 81% of our gross revenues and 56% of our operating profit. The current economic climate could adversely affect the demand for our transportation services. These adverse economic conditions may result in reductions in our revenue, increased price competition and increased operating costs, which could have an adverse effect on our business, results of operation and financial condition.

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

We would be adversely affected by a decline in gasoline and diesel fuel consumption.
In addition to other products, our tank lines subsidiary hauls gasoline and diesel. Our results would be adversely affected by a demand for gasoline and diesel fuel. The market demand for these products could be affected by increase in oil prices, government regulation, improved vehicle fuel efficiency, consumer preferences toward alternative fueled vehicles and technological advances.

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

New tractors are more expensive.
New tractors are more expensive, primarily due to higher commodity prices, better pricing power among equipment manufacturers, and government regulations applicable to newly manufactured tractors and diesel engines. Revised EPA regulations decrease the amount of permitted air emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations increased the cost of our new tractors, increased repair expense and lowered fuel mileage. This will increase our capital expenses and our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

The loss of one of our major transportation customers could have a materially adverse effect on our business.
A significant portion of our transportation revenue is generated from our major customers. For 2011, our top 10 customers, based on revenue, accounted for approximately 54.6% of our transportation segment's revenue and one customer accounted for 19.8% of the segment's revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We may be unable to renew leases or relet space as leases expire.
When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2011, leases at our properties representing approximately 13%, 12% and 6% of the total square footage of buildings completed prior to September 2011 were scheduled to expire in fiscal year 2012, 2013 and 2014, respectively.

We may be unable to lease currently vacant space.
Vacant space totals 18% in our business parks and only a small portion of that has leases signed for future occupancy. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may continue to be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.
We have nine buildings in our business parks that are single-tenant occupied representing 37% of developed property rentals under long-term leases. We have ten other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease.
Any shortfall in rent payments could adversely affect our cash flow.

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

Our debt service obligations may have adverse consequences on our business operations.
We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

*	Our cash flows from operations may not be sufficient
to meet required payments of principal and interest.
*	We may be forced to dispose of one or more of our
properties, possibly on disadvantageous terms, to make
payments on our debt.
*	We may default on our debt obligations, and the
lenders may foreclose on our properties that
collateralize those loans.
*	A foreclosure on one of our properties could create
taxable income without any accompanying cash proceeds
to pay the tax.
*	A default under a mortgage loan that has cross default
provisions may cause us to automatically default on
another loan.
*	We may not be able to refinance or extend our existing
debt.
*	The terms of any refinancing or extension may not be
as favorable as the terms of our existing debt.
*	We may not be able to issue debt on unencumbered
properties under reasonable terms to finance growth of
our portfolio of properties.
*	We may be subject to a significant increase in the
variable interest rates on our unsecured line of
credit or unsecured term loan, which could adversely
impact our operations.
*	Our debt agreements have yield maintenance
requirements that result in a penalty if we prepay loans.

As of September 30, 2011, we had outstanding non-recourse mortgage indebtedness of $67,272,000, secured by developed real estate properties having a carrying value of $76,595,000.

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

Certain shareholders have effective control of nearly a majority of our common stock and likely will control the outcome of any shareholder vote.
As of November 10, 2011, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 20.8% of the outstanding shares of our common stock and certain of their family members beneficially own an additional 12.4%. As a result, these individuals effectively may have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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


Item 2.  PROPERTIES.

Transportation Segment Properties. The Company has 20 sites for its trucking terminals in Alabama, Florida, Georgia, North
Carolina, and Tennessee. The Company owns 15 of these sites and leases 5.

Mining Royalty Land Segment Construction Aggregates Properties. The following table summarizes the Company's construction aggregates locations and estimated reserves at September 30, 2011, a substantial portion of which are leased to Vulcan.

                                             Tons of
                                Tons Sold   Estimated
                                 in Year     Reserves
                                  Ended         at
                                 9/30/11     9/30/11  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns seven
 locations currently being
 mined in Grandin,  Keuka,
 Newberry, Florida; Columbus,
 Macon, and Tyrone, Georgia;
 and Manassas, Virginia.          5,252      346,348     10,423

The Company owns six locations
 not currently being mined in
 Ft. Myers,  Airgrove/
 Lake County(temporary),
 Marion County, Astatula/Lake
 County, Florida; and
 Forest Park, Georgia.                -       73,030      3,575

These figures exclude Brooksville, Florida as the property was transferred October 4, 2006 to a joint venture with Vulcan for development. Brooksville tons sold in fiscal 2011 were 351,000 and estimated reserves were 6,077,000 at September 30, 2011.

The Ft. Myers residential property in Lee County, Florida is part of a 1,993 acre site under a long-term mining lease to Vulcan. In June, 2010 the Company entered into a letter agreement with Vulcan Materials Company that required modifications to the existing mining lease on our property, such that the mining will be accelerated and the mining plan will be revised to accommodate future construction of up to 105 residential dwelling units around the mined lakes. In return the Company agreed to grant Lee County a right of way for a road and to place a conservation easement on part of the property.

Mining Royalty Land Segment Brooksville Joint Venture. On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project. Prior to commencing development of the Project the property will need to be rezoned consistent with the approved entitlements.

Mining Royalty Land Segment Other Properties. The segment owns
2,207 acres of investment properties in Gulf Hammock, Brooksville, Palatka, and Polk County, Florida and Yatesville and Henderson, Georgia.

Developed Properties Rentals Segment. At September 30, 2011 certain developed real estate properties having a carrying value of $76,595,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $67,272,000. At September 30, 2011, the Company owned 313 acres in 13 developed parcels of land all but one of which are in the Mid-Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres. Five warehouse/office buildings totaling 567,473 square feet exist on the property and are 93% occupied. An agreement to lease 32,700 square feet commenced in November 2011 and increased the occupancy to 99%.

2) Lakeside Business Park in Harford County, Maryland consists of 84 usable acres. Nine warehouse/office buildings totaling 893,722 square feet exist on 70 of these acres and are 84% occupied. An agreement to lease 30,269 square feet commenced in November 2011 and increased the occupancy to 87%. The remaining 14 acres are available for future development and have the potential to offer an additional 210,230 square feet of comparable product.

3) 6920 Tudsbury Road in Baltimore County, Maryland contains 5.3 acres with 86,100 square feet of warehouse/office space that is 100% leased to a single tenant.

4) 8620 Dorsey Run Road in Howard County, Maryland contains 5.8 acres with 85,100 square feet of warehouse/office space that is 100% leased.

5) Rossville Business Center in Baltimore County, Maryland contains approximately 10 acres with 190,517 square feet of warehouse/office space and is 100% leased.

6) 34 Loveton Circle in suburban Baltimore County, Maryland contains 8.5 acres with 33,708 square feet of office space, which is 40% leased including 21% of the space occupied by the Company.

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 62% occupied. An agreement to lease 12,240 square feet commenced in October 2011 which increased the occupancy to 68%.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 93% leased.

9) 100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 303,006 square feet of warehouse/office space, which is 35% leased. Chrysler and General Motors plant closings have reduced demand for space in this market. The remaining 8.8 acres are available for future development and have the potential to offer an additional 93,600 square feet of comparable product.

10) 1187 Azalea Garden Road in Norfolk, Virginia contains approximately 12 acres with 188,093 square feet of warehouse/office space, which is 100% leased.

11) Windlass Run Business Park in Baltimore County, Maryland contains 69,474 square feet of warehouse/office space completed September 30, 2008 that is currently 13% occupied. This building is contained within a larger parcel containing approximately 42 acres which when complete is estimated to include 519,824 square feet of total build-out.
12) 155 E. 21st Street in Duval County, Florida contains approximately 6 acres with 68,757 square feet of office space which is 100% leased to Vulcan.
13) Hollander 95 Business Park in Baltimore City, Maryland was purchased on October 22, 2010 and contains 82,800 square feet of warehouse/office space which is 47% leased. An additional 42 acres of partially developed land is available with the potential to offer 490,000 square feet of warehouse, office, hotel and flex buildings.

Developed Property Rentals Segment Future Planned Developments.
At September 30, 2011 the Company owned the following future development parcels:

1) Windlass Run Residential (previously Bird River), located in southeastern Baltimore County, Maryland, is a 121 acre tract of land adjacent to and west of our Windlass Run Business Park.
The property was rezoned in September 2007 to allow for additional density and plans are being pursued to obtain an appropriate product mix. In July 2008, the Company entered into an agreement to sell the property at a purchase price of $25,075,000 and closing was scheduled to occur in the first quarter of calendar 2012. The purchaser had placed non-refundable deposits of $1,000,000 under this contract in escrow.
 Preliminary approval for the development as originally contemplated was previously received and the time for any appeals from that approval has expired. In October 2011 the purchaser terminated its agreement to purchase the property and released the $1,000,000 escrow deposit to the company's subsidiary, FRP Bird River, LLC. along with all permits, engineering work, plans and other development work product with regards to the property. The Company intends to continue to complete the entitlement process for this parcel of land for residential development and will market it appropriately as the demand for residential property in this area improves in the future.

2) Patriot Business Park, located in Prince William County, Virginia, is a 73 acre tract of land which is immediately adjacent to the Prince William Parkway, which provides access to I-66. The Company plans to develop and lease approximately 733,650 square feet of warehouse/office buildings on the property. Land development efforts commenced in the summer of 2008 but were placed on hold in April 2009.

3) Anacostia River. The Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. The parcel was leased to a subsidiary of Vulcan Materials Company on a month-to-month basis through August 2011.
 In September 2011 Vulcan commenced a long term lease for a Company owned 2.1 acre tract which is nearby on the same bank of the Anacostia River. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail space and approximately 569,600 square feet of additional space for residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. In November 2009, the Company received a two-year extension for commencement of this project, moving the construction commencement date to June 2013. The Company sought this extension because of negative current market indications.

In July 2011 the Company executed a Letter of Intent with MidAtlantic Realty Partners, LLC. ("MRP") for the formation of a joint venture to develop the first phase of the four-phase Master Development known as RiverFront on the Anacostia in Washington, D.C. adjacent to the Washington Nationals baseball stadium. Under the terms of the Letter of Intent the parties have agreed to seek a modification from the District of Columbia authorities to the existing approved plan for the Master Development to change phase I from an office building to residential apartments. The Letter of Intent contemplates the parties will enter into a formal joint venture agreement wherein the Company will contribute the land comprising phase I to the joint venture in return for a seventy percent (70%) interest in the venture. MRP will contribute capital in the amount necessary for the venture to qualify for a nonrecourse loan for the balance of the estimated construction costs (this MRP contribution is currently estimated to be in the approximate amount of $4,500,000). At this point the Letter of Intent contemplates commencement of construction in the spring of 2013 with lease up scheduled between September of 2014 and July of 2015. The Letter of Intent further contemplates additional incentive promotional returns to MRP but only after FRP and MRP have received a stipulated cumulative return on their contributed capital. The Letter of Intent contemplates no commitments or obligations between the parties with respect to Phases II, III and IV of the Master Development Plan. Negotiations are ongoing with MRP with regard to the final governing documents for the joint venture project.

4) Commonwealth Avenue in Jacksonville, Florida is a 50 acre site near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of warehouse/office build-out.

5) Leister property in Hampstead, Carroll County, Maryland is a 117 acre parcel located adjacent to State Route 30 bypass. The parcel was acquired for future commercial development and is projected to contain 900,000 square feet of space when complete.
 This parcel is currently in a predevelopment planning stage.


Item 3.  LEGAL PROCEEDINGS.

Note 12 to the Consolidated Financial Statements included in the accompanying 2011 Annual Report to Shareholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.



                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
   STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
  SECURITIES.

There were approximately 497 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2011. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 6 of the Company's 2011 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2011 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
July 1
through
July 31          0      $       0           0      $ 4,480,000

August 1
through
August 31        0      $       0           0      $ 4,480,000

September 1
through
September 30  12,600    $   19.82       12,600     $ 4,230,000

Total         12,600    $   19.82       12,600

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.

Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's
2011 Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operation" on pages 7 through 13 of the Company's 2011 Annual Report to Shareholders and such information is incorporated herein by reference.


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

For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company did not have any variable rate debt outstanding at September 30, 2011. The following table provides information about the Company's long-term debt (dollars in thousands):

                                                         There           Fair
Liabilities:      2012    2013    2014    2015    2016   after   Total   Value

Scheduled


maturities of
long-term debt:

Fixed Rate     $ 4,902  $5,239  $5,308  $5,379  $5,516 $40,928 $67,272 $70,386
Average
 interest rate    6.3%    6.3%    6.3%    6.2%    6.2%    6.2%


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 6 and on pages 14 through 26 of the Company's 2011 Annual Report to Shareholders.
 Such information is incorporated herein by reference.


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2011, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regards to material weaknesses.

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


ITEM 9B. OTHER INFORMATION.

None.



PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in
Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Leadership Structure and Committee Membership - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2011.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Board Leadership Structure and Committee Membership - Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2011.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2011.

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
Plan Category               (a)           (b)          (c)

Equity compensation
 plans approved by
 security holders          606,025       $14.96       647,250

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 606,025       $14.96       647,250


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the caption "Related Party Transactions" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2011.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions "Independent Auditor" and "Ratification of Independent Registered Certified Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2011.



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

                                 Patriot Transportation Holding, Inc.


Date:  December 7, 2011      By THOMPSON S. BAKER II
                                Thompson S. Baker II
                                President and Chief Executive
                                Officer (Principal Executive Officer)



                             By JOHN D. MILTON, JR.
                                John D. Milton, Jr.
                                Executive Vice President, Treasurer,
                                Secretary and Chief Financial Officer
                                (Principal Financial Officer)


                             By JOHN D. KLOPFENSTEIN
                                John D. Klopfenstein
                                Controller and Chief Accounting
                                Officer(Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 7, 2011.



THOMPSON S. BAKER II                          CHARLES E. COMMANDER III
Thompson S. Baker II                          Charles E. Commander III
Director, President, and Chief                Director
Executive Officer
(Principal Executive Officer)
                                              LUKE E. FICHTHORN III
                                              Luke E. Fichthorn III
JOHN D. MILTON, JR.                           Director
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial                 ROBERT H. PAUL III
Officer(Principal Financial Officer)          Robert H. Paul III
                                              Director

JOHN D. KLOPFENSTEIN
John D. Klopfenstein                          H. W. SHAD III
Controller and Chief Accounting               H. W. Shad III
Officer (Principal Accounting Officer)        Director


JOHN D. BAKER_II                              MARTIN E. STEIN, JR.
John D. Baker II                              Martin E. Stein, Jr.
Executive Chairman                            Director


JOHN E. ANDERSON                              JAMES H. WINSTON
John E. Anderson                              James H. Winston
Director                                      Director


EDWARD L. BAKER
Edward L. Baker
Director, Chairman Emeritus





	 PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
	EXHIBIT INDEX
	[Item 14(a)(3)]

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
Jr., incorporated by reference to an exhibit filed with Form
10-Q for the quarter ended December 31, 2007. File No. 33-
26115.

(10)(m)		Letter Agreement between the Company and Robert E. Sandlin,
incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(n)		Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(13)	            The Company's 2010 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2011 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(21)			Subsidiaries of Registrant at September 30, 2011:  Florida
Rock & Tank Lines, Inc. (a Florida corporation); Florida Rock
Properties, Inc. (a  Florida corporation); FRP Development
Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); FRTL, Inc. (a Florida corporation);
SunBelt Transport, Inc. (a Florida corporation); Oz LLC(a
Maryland limited liability company); 1502 Quarry, LLC(a
Maryland limited liability company); FRP Lakeside LLC #1 (a
Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company).

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



                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2011
    and 2010                                                   16(a)

  For the years ended September 30, 2011, 2010 and 2009:
    Consolidated statements of income                          15(a)
    Consolidated statements of cash flows                      17(a)
    Consolidated statements of shareholders' equity            18(a)
	and comprehensive income

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

Report of Independent Registered Certified Public
  Accounting Firm on Financial Statement Schedules             31(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        32(b)

III - Real estate and accumulated depreciation and
         depletion                                            33-34(b)

(a)		Refers to the page number in the Company's 2011 Annual
Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.






                                                      Exhibit 23


CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-55132, 333-125099 and 333-131475) of
Patriot Transportation Holding, Inc. of our report dated December 7, 2011 relating to the consolidated financial statements and the effectiveness of Patriot Transportation Holding, Inc's internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 7, 2011, relating to the financial statement schedules, which appear in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia
December 7, 2011

____________________




REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements referred to in our report dated December 7, 2011 appearing in the 2011 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia
December 7, 2011


____________________


                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2011, 2010 AND 2009

                              ADDITIONS    ADDITIONS
                   BALANCE    CHARGED TO   CHARGED TO                  BALANCE
                   AT BEGIN.  COST AND     OTHER                       AT END
                   OF YEAR    EXPENSES     ACCOUNTS     DEDUCTIONS     OF YEAR

Year Ended
September 30, 2011:

Allowance for
 doubtful accounts $   90,770 $    67,628  $       -    $    40,471(a) $  117,927
       Accrued risk
        Insurance:
  Tank Lines       $3,909,354 $ 1,833,845  $       -    $   863,400    $4,879,799
  SunBelt           1,109,895    (294,478)         -        785,899        29,518
Accrued health
 insurance            967,746   2,339,594     (4,670)(c)  2,313,372(b)    989,298
Totals -
 insurance         $5,986,995 $ 3,878,961  $  (4,670)   $ 3,962,671    $5,898,615

Year Ended
September 30, 2010:

Allowance for
 doubtful accounts $  196,017 $   (43,696) $       -    $    61,551(a) $   90,770
       Accrued risk
        Insurance:
  Tank Lines       $5,093,151 $   910,061  $       -    $ 2,093,858    $3,909,354
  SunBelt           3,203,906    (441,778)         -      1,652,233     1,109,895
Accrued health
 insurance          1,063,326   2,692,176     10,499(c)   2,798,255(b)    967,746
Totals -
 insurance         $9,360,383 $ 3,160,459  $  10,499    $ 6,544,346    $5,986,995

Year Ended
September 30, 2009:

Allowance for
 doubtful accounts $  264,999 $   165,702  $       -    $   234,684(a) $  196,017
       Accrued risk
 Insurance:
  Tank Lines       $5,493,553 $ 1,069,706          -    $ 1,470,108    $5,093,151
  SunBelt           2,721,511   2,476,591          -      1,994,196     3,203,906
Accrued health
 insurance          1,125,160   3,772,482     44,934(c)   3,879,250(b)  1,063,326
Totals -
 insurance         $9,340,224 $ 7,318,779  $  44,934    $ 7,343,554    $9,360,383


Note:  Allowance for doubtful account expense was negative in the year ended September
30, 2010 primarily due to recoveries on accounts reserved in fiscal 2009.  SunBelt's risk insurance expense for the years ended September 30, 2011 and 2010 was negative due to claims settled for less than prior estimates.

(a) Accounts written off less recoveries
(b) Payments
(c) Other comprehensive income (ASC Topic 715).


                       PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                        DEPLETION (dollars in thousands)
                             SEPTEMBER 30, 2011
			                Cost capi-  Gross amount		 Year		 Deprecia-
	       Encumb-  Initial cost     talized      at which	  Accumulated	  Of	 Date	 tion Life
County	       rances	    to	        subsequent   carried at	  Depreciation	Constr-	Acquired Computed
		         Company	to acqui-   end of period		 tion		   on:
			                 sition	         (a)
Construction Aggregates
Alachua, FL	         $  1,442	 $        0  $    1,442	     $    128	  n/a	  4/86	   unit
Clayton, GA		      369	          0         369	            5	  n/a	  4/86	   unit
Fayette, GA	       	      685	          0         685	           62	  n/a	  4/86	   unit
Lake, FL		      402	          0         402	          146 	  n/a	  4/86	   unit
Lee, FL		            4,690	          6       4,696	            6	  n/a	  4/86	   unit
Monroe, GA		      792	          0         792	          277	  n/a	  4/86	   unit
Muscogee, GA		      369	        (45)        324	          257 	  n/a	  4/86	   unit
Prince Wil. VA		      299	          0	    299	          298	  n/a	  4/86	   unit
Putnam, FL                 15,002                37      15,039         4,152     n/a     4/86     unit
	              0    24,050	         (2)     24,048	        5,331
Other Rental Property
Wash D.C.		    2,957 	     15,686      18,643	        3,218     n/a	  4/86	   15 yr.
Wash D.C.                   3,811                 0       3,811             0     n/a    10/97
Putnam, FL		      302                19         321           304     n/a     4/86      5 yr.
Spalding, GA                   20	          0          20             0     n/a     4/86
Lake, FL		    1,083	          0 	  1,083	          968     n/a	  4/86     unit
Marion, FL	            1,180	          4	  1,184	          599	  n/a	  4/86	   unit
	              0     9,353            15,709      25,062         5,089
Commercial Property
Baltimore, MD	  2,190	      439	      3,978	  4,417	        2,381	  2011   10/89	   39 yr.
Baltimore, MD	  5,159	      950	      6,786	  7,736	        3,814	  2011   12/91	   39 yr.
Baltimore, MD	  1,767	      690	      2,861	  3,551	        1,141	  2011	  7/99	   39 yr.
Baltimore, MD	      0     5,634	     12,145      17,779	          393	  2011   12/02	   39 yr.
Baltimore City, MD    0     5,750	      3,257	  9,007	          149	  2011   12/10	   39 yr.
Duval, FL	      0	    2,416	        541	  2,957	        2,688	  n/a	  4/86	   25 yr.
Harford, MD	  1,591	       31	      3,830	  3,861	        1,687	  1998	  8/95	   39 yr.
Harford, MD	  2,970	       50	      5,657	  5,707	        1,927	  2011	  8/95	   39 yr.
Harford, MD	  4,421	       85	      7,062	  7,147	        2,776	  2010	  8/95	   39 yr.
Harford, MD	      0        92	      1,487	  1,579	            0	  n/a	  8/95	   39 yr.
Harford, MD	  3,293	       88	     10,133      10,221	        2,907	  2010	  8/95	   39 yr.
Harford, MD	  2,517	      155	     11,567      11,722	        2,484	  2011	  8/95	   39 yr.
Howard, MD	  2,307	    2,859	      4,699	  7,558	        3,461	  2011	  9/88	   39 yr.
Howard, MD	  1,597	    2,473	        981	  3,454	        1,096	  2006	  3/00	   39 yr.
Anne Arun, MD	  1,075	      715	      8,122	  8,837	        4,778	  2011	  9/88	   39 yr.
Anne Arun, MD	  8,910	      950	     13,120      14,070	        3,346	  2010	  5/98	   39 yr.
Anne Arun, MD	  8,480	    1,525	     10,800      12,325	        2,101	  2010	  8/04	   39 yr.
Anne Arun, MD	  4,371	      737	      5,324	  6,061	          941	  2010 	  1/03	   39 yr.
Anne Arun, MD         0	      667             9,621      10,288           767	  2011 	  7/07	   39 yr.
Norfolk, VA	  6,076	    7,512	          0	  7,512	        1,557	  n/a    10/04	   39 yr.
Prince Wil. VA	      0	    7,324	      6,164      13,488	            0	  n/a    12/05	   39 yr.
Newcastle Co. DE 10,548	   11,559	      1,798      13,357	        2,637	  2010 	  4/04	   39 yr.
Carroll, MD           0	    4,720	      2,243       6,963	            0	  n/a	  3/08	   n/a
                 67,272	   57,421           132,176     189,597	       43,031
Investment Property         2,231               315       2,546           659     n/a     4/86     n/a

GRAND
   TOTALS       $67,272   $93,055          $148,198    $241,253       $54,110
 (a)  The aggregate cost for Federal income tax purposes is $222,014.


               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2011, 2010 AND 2009
                          (In thousands)

                                          2011          2010         2009

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $225,630       221,585      210,919

Additions during period:
  Amounts capitalized                    15,899         4,045       10,800

Deductions during period:
  Cost of real estate sold                 (276)            -          (45)
  Other (abandonments)                        -             -          (89)

Balance at close of period             $241,253       225,630      221,585

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 49,499        44,979       40,578

Additions during period:
  Charged to cost & expense               4,611         4,520        4,446

Deductions during period:
  Real estate sold                            -             -          (45)

Balance at close of period              $54,110        49,499       44,979