Form 10-Q
period 2011-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2012-02-01
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2011

						or

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

On December 31, 2011 there were 9,309,051 shares of
Common Stock,
$.10 par value per share, outstanding (adjusted for 3-for-1 stock split).






PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2011



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


PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                 December 31,    September 30,
Assets                                                  2011             2011
Current assets:
 Cash and cash equivalents                          $ 19,050           21,026
 Accounts receivable (net of allowance for
  doubtful accounts of $131 and $111, respectively)    8,511            6,702
 Federal and state income taxes receivable                93               93
 Inventory of parts and supplies                         989            1,121
 Deferred income taxes                                   201              201
 Prepaid tires on equipment                            1,519            1,381
 Prepaid taxes and licenses                            1,354            1,860
 Prepaid insurance                                     1,610            2,111
 Prepaid expenses, other                                  60               85
 Assets of discontinued operations                       108              114
  Total current assets                                33,495           34,694

Property, plant and equipment, at cost               319,016          313,930
Less accumulated depreciation and depletion          107,624          104,942
  Net property, plant and equipment                  211,392          208,988

Real estate held for investment, at cost               6,848            6,848
Investment in joint venture                            7,473            7,412
Goodwill                                               1,087            1,087
Unrealized rents                                       3,720            3,604
Other assets                                           3,841            3,757
Total assets                                        $267,856          266,390

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  4,868            3,948
 Federal and state income taxes payable                1,014                -
 Accrued payroll and benefits                          3,196            4,992
 Accrued insurance                                     3,282            3,303
 Accrued liabilities, other                            1,080            1,053
 Long-term debt due within one year                    4,984            4,902
 Liabilities of discontinued operations                   33               34
  Total current liabilities                           18,457           18,232

Long-term debt, less current portion                  61,093           62,370
Deferred income taxes                                 16,919           16,919
Accrued insurance                                      2,548            2,548
Other liabilities                                      1,904            1,874
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  9,309,051 and 9,288,023 shares issued
  and outstanding, respectively                          931              929
 Capital in excess of par value                       39,314           38,845
 Retained earnings                                   126,659          124,642
 Accumulated other comprehensive income, net              31               31
  Total shareholders' equity                         166,935          164,447
Total liabilities and shareholders' equity          $267,856          266,390
See accompanying notes.






PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                         THREE MONTHS
                                       ENDED DECEMBER 31,
                                          2011      2010
Revenues:
  Transportation                       $24,841    22,991
  Mining royalty land                      977     1,095
  Developed property rentals             4,541     4,177
Total revenues                          30,359    28,263

Cost of operations:
  Transportation                        23,398    21,003
  Mining royalty land                      293       339
  Developed property rentals             3,162     3,146
  Unallocated corporate                    292       587
Total cost of operations                27,145    25,075

Operating profit:
  Transportation                         1,443     1,988
  Mining royalty land                      684       756
  Developed property rentals             1,379     1,031
  Unallocated corporate                   (292)     (587)
 Total operating profit                  3,214     3,188

Gain on termination of sale contract     1,039         -
Interest income and other                    9       102
Equity in loss of joint venture             (7)        -
Interest expense                          (804)     (906)

Income before income taxes               3,451     2,384
Provision for income taxes              (1,326)     (916)
Income from continuing operations        2,125     1,468

Income from discontinued
 operations, net                            (1)    4,927

Net income                            $  2,124     6,395

Earnings per common share:
 Income from continuing operations -
  Basic                               $    .23       .16
  Diluted                             $    .23       .16
 Discontinued operations (Note 11) -
  Basic                               $      -       .53
  Diluted                             $      -       .52

Net income - basic                    $    .23       .69
Net income - diluted                  $    .23       .68

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share       9,290     9,273
  -diluted earnings per common share     9,422     9,460

See accompanying notes.



PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
                                   (In thousands)
                                    (Unaudited)
                                                              2011      2010

Cash flows from operating activities:
 Net income                                                $ 2,124     6,395
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  3,083     3,208
   Equity in loss of joint venture                               7         -
   (Gain) on sale of equipment and property                 (1,051)      (12)
   Loss (Income) from discontinued operations, net               1    (4,927)
   Stock-based compensation                                    136       132
   Net changes in operating assets and liabilities:
    Accounts receivable                                        234      (539)
    Inventory of parts and supplies                            132      (304)
    Prepaid expenses and other current assets                  894       975
    Other assets                                              (368)      363
    Accounts payable and accrued liabilities                  (870)   (2,066)
    Income taxes payable and receivable                      1,014       753
    Long-term insurance liabilities and other long-term
     liabilities                                                30        54
Net cash provided by operating activities of
  continuing operations                                      5,366     4,032
Net cash provided by operating activities of
  discontinued operations                                        4       293
Net cash provided by operating activities                    5,370     4,325

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (4,789)   (1,796)
 Investments in mining royalty land segment                      -         -
 Investments in developed property rentals segment          (2,589)   (2,719)
 Investment in joint venture                                   (70)     (114)
 Proceeds from the sale of property, plant and equipment     1,069        23
 Proceeds received on note for sale of SunBelt                   -       309
Net cash used in investing activities                       (6,379)   (4,297)

Cash flows from financing activities:
 Repayment of long-term debt                                (1,195)   (1,119)
 Repurchase of Company Stock                                  (137)     (955)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              145       155
 Exercise of employee stock options                            220       159

Net cash used in financing activities                         (967)   (1,760)

Net decrease in cash and cash equivalents                   (1,976)   (1,732)
Cash and cash equivalents at beginning of period            21,026    17,151
Cash and cash equivalents at end of the period            $ 19,050    15,419

The Company recorded non-cash transactions in fiscal 2012 for a $2,043 receivable on previously capitalized real estate taxes on the Anacostia property and in fiscal 2011 from an exchange of real estate of $4,941 along with a related deferred tax liability of $1,792 and a $2,053 permanent tax benefit on the value of donated minerals and aggregates which was recorded as a $342 receivable and $1,711 deferred tax.

See accompanying notes.



    	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2011
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
 In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2011.

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

(3) Recent Accounting Pronouncements. In June 2011, accounting guidance was issued which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for periods beginning after December 15, 2011. The Company has determined that the adoption of this standard will affect the Company's disclosures but will not have a material effect on the Company's financial position or results of operations.

On October 1, 2011 the Company adopted accounting guidance which provides an option for companies to use qualitative approach to test goodwill for impairment if certain conditions are not met. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The adoption of this amended accounting guidance is not expected to have a material effect on the Company's consolidated financial position and results of operations.

(4) Business Segments. The Company operates in three reportable business segments. The Company's operations are substantially in the Southeastern and Mid-Atlantic states. The transportation segment hauls petroleum and other liquids and dry bulk commodities by tank trailers. The Company's real estate operations consist of two reportable segments. The mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area and holds real estate for future development or related to its developments.

The Company's transportation and real estate groups operate independently and have minimal shared overhead except for corporate expenses. Corporate expenses are allocated in fixed quarterly amounts based upon budgeted and estimated proportionate cost by segment. Unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended
                                      December 31,___
                                     2011      2010
Revenues:
   Transportation                $ 24,841    22,991
   Mining royalty land                977     1,095
   Developed property rentals       4,541     4,177
                                 $ 30,359    28,263

Operating profit:
   Transportation                $  1,838     2,377
   Mining royalty land                848       909
   Developed property rentals       1,624     1,260
   Corporate expenses:
    Allocated to transportation      (395)     (389)
    Allocated to mining land         (164)     (153)
    Allocated to developed property  (245)     (229)
    Unallocated                      (292)     (587)
                                   (1,096)   (1,358)
                                 $  3,214     3,188

Interest expense:
   Mining royalty land           $     10         9
   Developed property rentals      ___794    _  897
                                 $    804       906

Capital expenditures:
   Transportation                $  4,789     1,796
   Mining royalty land                  -         -
   Developed property rentals:
     Capitalized interest             294       267
     Internal labor                   141       111
     Real estate taxes (a)         (1,607)      303
     Other costs (b)                1,718     2,038
                                 $  5,335     4,515


(a)Includes $2,043 receivable on previously capitalized real estate taxes on the Anacostia property.
(b)Net of 1031 exchange of $4,941 for the 3 months ending December 31, 2010.

Depreciation, depletion and
amortization:
   Transportation                $  1,608     1,535
   Mining royalty land                 32        25
   Developed property rentals       1,341     1,301
   Other                              102       347
                                 $  3,083     3,208

                                             December 31,   September 30,
                                                 2011          2011
Identifiable net assets
   Transportation                             $ 41,555        39,001
   Discontinued Transportation Operations          108           114
   Mining royalty land                          28,189        28,295
   Developed property rentals                  176,854       175,618
   Cash items                                   19,050        21,026
   Unallocated corporate assets                  2,100         2,336
                                              $267,856       266,390

(5) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                             December 31,   September 30,
                                                 2011          2011
     5.6% to 8.6% mortgage notes
       due in installments through 2027         66,077        67,272
     Less portion due within one year            4,984         4,902
                                              $ 61,093        62,370

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined.
 A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $12,082,000 were issued under the Revolver. As of December 31, 2011, $24,918,000 was available for borrowing and $52,853,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2011.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2011, the carrying amount and fair value of such other long-term debt was $66,077,000 and $69,060,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):
                                        THREE MONTHS
                                      ENDED DECEMBER 31,
                                        2011     2010
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             9,290    9,273

Common shares issuable under
 share based payment plans
 which are potentially dilutive          132      187

Common shares used for diluted
 earnings per common share             9,422    9,460

Net income                           $ 2,124    6,395

Earnings per common share
 Basic                               $   .23      .69
 Diluted                             $   .23      .68

For the three months ended December 31, 2011, 172,060 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31 2010, 132,870 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.


(7) Stock-Based Compensation Plans.  As more fully described in
Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2011, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards.
 The number of common shares available for future issuance was 618,560 at December 31, 2011.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                      Three Months ended
                                            December 31,
                                          2011    2010
Stock option grants                      $ 136     132

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2011        606,025     $14.96       3.5     $ 4,216
  Granted                31,690     $22.25               $   281
  Exercised              28,041     $ 7.84               $   120
  Forfeited               3,000     $ 5.78               $    10
Outstanding at
 December 31, 2011      606,674     $15.72       3.8     $ 4,367
Exercisable at
 December 31, 2011      512,098     $13.90       2.9     $ 3,355
Vested during
 three months ended
 December 31, 2011       23,274                          $   212

The aggregate intrinsic value of exercisable in-the-money options was $4,425,000 and the aggregate intrinsic value of all outstanding in-the-money options was $4,425,000 based on the market closing price of $21.70 on December 30, 2011 less exercise prices. Gains of $380,000 were realized by option holders during the three months ended December 31, 2011. The realized tax benefit from options exercised for the three months ended December 31, 2011 was $145,000. Total compensation cost of options granted but not yet vested as of December 31, 2011 was $843,000, which is expected to be recognized over a weighted-average period of 2.3 years.

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

During the first three months of fiscal 2012, the transportation segment's ten largest customers accounted for approximately 54.0% of the transportation segment's revenue. One of these customers accounted for 19.9% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $3,074,000 and $3,115,000 at December 31, 2011 and September 30, 2011
respectively.

The mining royalty land segment has one lessee that accounted for 82.3% of the segment's revenues and $88,000 of accounts receivable.
 The loss of this customer would have an adverse effect on the segment.

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

As of December 31, 2011 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis.
 During fiscal 2011 the corporate aircraft was placed back into service and depreciation was recommenced. Prior to that it was recorded at fair value based on level 2 inputs for similar assets in the current market on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The first quarter of fiscal 2011 included $300,000 for the impairment to estimated fair value of the corporate aircraft.

The fair value of all other financial instruments with the exception of mortgage notes (see Note 5) approximates the carrying value due to the short-term nature of such instruments.

(11) Discontinued operations. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the Buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburgh lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. As of September 30, 2011 the note receivable has been fully paid and the option to purchase the South Pittsburg facility was exercised by the buyer. The Company retained all pre-closing receivables and liabilities.

SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial
Statements - Discontinued Operations.   All periods presented have
been restated accordingly.

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., closed a bargain sale of approximately 1,777 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000, subject to certain deductions.
The Company also donated $5,599,000 primarily for the value of minerals and aggregates and recognized a $2,126,000 permanent tax benefit. The $2,126,000 permanent tax benefit was recorded to income taxes receivable for $303,000 and offset to long-term deferred tax liabilities of $1,823,000. Actual realization of the $1,823,000 in deferred taxes will depend on taxable income, income tax rates, and income tax regulations over the 5 year carry forward period. The Company's book value of the property was $276,000.

A summary of discontinued operations is as follows (in thousands):

                                      Three months
                                    Ended December 31,
                                      2011     2010

Revenue                             $   15       15
Operating expenses                      16       14
Gain on sale before taxes                -    4,665
Income before income taxes          $   (1)   4,666
Provision for income taxes               -      261
Income from discontinued operations $   (1)   4,927


The components of the balance sheet are as follows:

				    December 31,   September 30,
				           2011            2011

Accounts receivable                     $     -               3

Deferred income taxes                         4               4
Property and equipment, net                 104             107
Assets of discontinued operations       $   108             114

Accounts payable                        $     1               -
Accrued payroll and benefits                  2               2
Accrued liabilities, other                    -               3
Insurance liabilities                        30              29
Liabilities of discontinued operations  $    33              34




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

Discontinued Operations. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburgh, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburgh lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. As of September 30, 2011 the note receivable has been fully paid and the option to purchase the South Pittsburg facility was exercised by the buyer. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements - Discontinued Operations. All periods presented have been restated accordingly.

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., closed a bargain sale of approximately 1,777 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000, subject to certain deductions.
The Company also donated $5,599,000 primarily for the value of minerals and aggregates and recognized a $2,126,000 permanent tax benefit. The $2,126,000 permanent tax benefit was recorded to income taxes receivable for $303,000 and offset to long-term deferred tax liabilities of $1,823,000. Actual realization of the $1,823,000 in deferred taxes will depend on taxable income, income tax rates, and income tax regulations over the 5 year carry forward period. The Company's book value of the property was $276,000. Caroline County has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements - Discontinued Operations. All periods presented have been restated accordingly.


Comparative Results of Operations for the Three months ended
December 31, 2011 and 2010

Consolidated Results - Net income for the first quarter of fiscal 2012 was $2,124,000 compared to $6,395,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2012 were $.23 compared to $.68 for the same quarter last year. Income from continuing operations increased $657,000 primarily due to a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property. Income from discontinued operations favorably impacted the first quarter of fiscal 2011 due to a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share. Transportation segment results were impacted by increased health insurance claims, vehicle repairs, tire prices and the cost of growth initiatives. Health insurance claims and vehicle repairs were lower than usual in the first quarter of last year. The mining royalty land segment's results were lower due to a shift in production at two locations reducing the share of mining on the property owned by the Company partially offset by reduced professional fees. The Developed property rentals segment's results were higher due to higher occupancy and increased capitalization of property taxes partially offset by higher maintenance costs.


Transportation Results
                                    Three months ended December 31
(dollars in thousands)             ___2011     %      2010     %_

Transportation revenue             $ 20,316   82%    19,624   85%
Fuel surcharges                       4,525   18%     3,367   15%

Revenues                             24,841  100%    22,991  100%

Compensation and benefits             8,782   35%     8,454   37%
Fuel expenses                         5,880   24%     4,746   20%
Insurance and losses                  1,995    8%     1,649    7%
Depreciation expense                  1,575    6%     1,506    6%
Other, net                            2,764   11%     2,250   10%
Sales, general & administrative       2,007    8%     2,009    9%
Allocated corporate expenses       _____395    2%    ___389    2%

Cost of operations                   23,398   94%    21,003   91%

Operating profit                   $  1,443    6%     1,988    9%


Transportation segment revenues were $24,841,000 in the first quarter of fiscal 2012, an increase of $1,850,000 over the same quarter last year. Revenue miles in the current quarter were up 1.8% compared to the first quarter of fiscal 2011 due to business growth and a longer average haul length. Fuel surcharge revenue increased $1,158,000. Excluding fuel surcharges, revenue per mile increased 1.7% over the same quarter last year. The average price paid per gallon of diesel fuel increased by $.68 or 23.3% over the same quarter in fiscal 2011.

The Transportation segment's cost of operations was $23,398,000 in the first quarter of fiscal 2012, an increase of $2,395,000 over the same quarter last year. The Transportation segment's cost of operations in the first quarter of fiscal 2012 as a percentage of revenue was 94% compared to 91% in the first quarter of 2011. Compensation and benefits increased $328,000 or 3.9% compared to the same quarter last year primarily due to a driver pay increase, the increase in miles driven, and increased driver hiring. Fuel surcharge revenue increased $1,158,000 while fuel cost increased by $1,134,000 leaving a positive impact to operating profit of $24,000. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges, particularly when the price falls. Insurance and losses increased $346,000 compared to the same quarter last year primarily due to lower than expected health insurance claims in the same quarter last year.
Depreciation expense increased $69,000 due to more trucks in service. Other expense increased $514,000 due to higher vehicle repair costs, increased tire prices, increased miles driven, and growth initiatives. Selling general and administrative costs decreased $2,000 compared to the same quarter last year. Allocated corporate expenses increased $6,000.


Mining Royalty Land Results

                                   Three months ended December 31
(dollars in thousands)             ___2011     %      2010     %_

Mining royalty land revenue        $    977  100%     1,095  100%

Property operating expenses              68    7%       124   11%
Depreciation and depletion               32    3%        25    2%
Management Company indirect              29    3%        37    4%
Allocated corporate expense             164   17%       153   14%

Cost of operations                      293   30%       339   31%

Operating profit                   $    684   70%       756   69%

Mining royalty land segment revenues for the first quarter of fiscal 2012 were $977,000, a decrease of $118,000 or 10.8% over the same quarter last year, due to a shift in production at two locations reducing the share of mining on the property owned by the Company.

The mining royalty land segment's cost of operations was $293,000 in the first quarter of fiscal 2012, a decrease of $46,000 over the same quarter last year due primarily to reduced professional fees.


Developed Property Rentals Results

                                   Three months ended December 31
(dollars in thousands)             ___2011     %      2010     %_

Developed property rentals revenue $  4,541  100%     4,177  100%

Property operating expenses           1,216   27%     1,281   31%
Depreciation and amortization         1,341   30%     1,301   31%
Management Company indirect             360    8%       335    8%
Allocated corporate expense             245    5%       229    5%

Cost of operations                    3,162   70%     3,146   75%

Operating profit                   $  1,379   30%     1,031   25%


Developed property rentals segment revenues for the first quarter of fiscal 2012 were $4,541,000, an increase of $364,000 or 8.7% due to higher occupancy. Occupancy at December 31, 2011 was 82.8% as compared to 76.5% at December 31, 2010.

Developed property segment's cost of operations was $3,162,000 in the first quarter of fiscal 2012, an increase of $16,000 or .5% over the same quarter last year. Property operating expenses decreased $65,000 due to increased capitalization of property taxes, lower professional fees and snow removal costs partially offset by higher maintenance costs. Depreciation and amortization increased $40,000 primarily due to tenant improvements. Management Company indirect expenses (excluding internal allocations for lease related property management fees) increased $25,000. Allocated corporate expenses increased $16,000.


Consolidated Results

Operating Profit - Consolidated operating profit was $3,214,000 in the first quarter of fiscal 2012, an increase of $26,000 or .8% compared to $3,188,000 in the same period last year. Operating profit in the transportation segment decreased $545,000 or 27.4% primarily due to increased health insurance claims, vehicle repairs, tire prices and the cost of growth initiatives. Health insurance claims and vehicle repairs were lower than usual in the first quarter of last year. Operating profit in the mining royalty land segment decreased $72,000 or 9.5% due to a shift in production at two locations reducing the share of mining on the property owned by the Company partially offset by reduced professional fees. Operating profit in the Developed property rentals segment increased $348,000 or 33.8% due to higher occupancy and increased capitalization of property taxes partially offset by higher maintenance costs. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $292,000 in the first quarter of fiscal 2012, a decrease of $295,000 compared to the same period last year which included an adjustment to the fair value of the corporate aircraft of $300,000.

Gain on termination of sale contract - The current quarter includes a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's
Windlass Run Residential property.

Interest income and other - Interest income and other decreased
$93,000 over the same quarter last year due to the prepayment of notes receivable from the sale of SunBelt Transport.

Interest expense - Interest expense decreased $102,000 over the same quarter last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $410,000 over the same quarter last year due to higher earnings.

Income from continuing operations - Income from continuing operations was $2,125,000 or $.23 per diluted share in the first quarter of fiscal 2012, an increase of 44.8% compared to $1,468,000 or $.16 per diluted share for the same period last year. The $657,000 increase was primarily due to a pretax gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Discontinued operations - The after tax loss from discontinued operations for the first quarter of fiscal 2012 was $1,000 versus income of $4,927,000 for the same period last year. Diluted earnings per share on discontinued operations for the first quarter of fiscal 2012 was $.00 compared to $.52 in the first quarter of fiscal 2011. The first quarter of fiscal 2011 included a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share.

Net income - Net income for the first quarter of fiscal 2012 was $2,124,000 compared to $6,395,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2012 were $.23 compared to $.68 for the same quarter last year. Income from continuing operations increased $657,000 primarily due to a pretax gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property. Income from discontinued operations favorably impacted the first quarter of fiscal 2011 due to a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share. Transportation segment results were impacted by increased health insurance claims, vehicle repairs, tire prices and the cost of growth initiatives. Health insurance claims and vehicle repairs were lower than usual in the first quarter of last year. The mining royalty land segment's results were lower due to a shift in production at two locations reducing the share of mining on the property owned by the Company partially offset by reduced professional fees. The Developed property rentals segment's results were higher due to higher occupancy and increased capitalization of property taxes partially offset by higher maintenance costs.


Liquidity and Capital Resources. For the first three months of fiscal 2012 cash decreased $1,976,000. The Company used cash provided by operating activities of continuing operations of $5,366,000, proceeds from the sale of plant, property and equipment of $1,069,000, proceeds from the exercise of employee stock options of $220,000, excess tax benefits from the exercise of stock options of $145,000, and cash balances to purchase $4,789,000 in transportation equipment, to expend $2,589,000 in real estate development, to invest $70,000 in the Brooksville Joint Venture, to make $1,195,000 scheduled payments on long-term debt and to repurchase Company stock for $137,000. Cash provided by the operating activities of discontinued operations was $4,000.

Cash flows from operating activities for the first three months of fiscal 2012 were $1,045,000 higher than the same period last year primarily due to a temporary increase in payables and tax liabilities.

Cash flows used in investing activities for the first three months of fiscal 2012 were $2,082,000 higher reflecting the increased purchase of transportation equipment for growth and replacement partially offset by a pretax gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Cash flows used in financing activities for the first three months of fiscal 2012 were $793,000 lower than the same period last year due to reduced repurchases of Company stock.

In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including 7% interest, secured by the assets of the business conveyed. As of September 30, 2011 the note receivable has been fully paid and the option to purchase the South Pittsburg facility was completed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations. All periods presented have been restated accordingly.

In December 2010, a subsidiary of the Company, Florida Rock Properties, Inc., closed a bargain sale of approximately 1,777 acres of land in Caroline County, Virginia, to the Commonwealth of Virginia, Board of Game and Inland Fisheries. The purchase price for the property was $5,200,000, subject to certain deductions.
The Company also donated $5,599,000 primarily for the value of minerals and aggregates and recognized a $2,126,000 permanent tax benefit. The $2,126,000 permanent tax benefit was recorded to income taxes receivable for $303,000 and offset to long-term deferred tax liabilities of $1,823,000. Actual realization of the $1,823,000 in deferred taxes will depend on taxable income, income tax rates, and income tax regulations over the 5 year carry forward period. The Company's book value of the property was $276,000.
The Caroline County property has been accounted for as a discontinued operation and all periods presented have been restated accordingly. The Company used all the proceeds in a 1031 exchange to purchase Hollander 95 Business Park in a foreclosure sale auction through a qualified intermediary. Hollander 95 Business Park, in Baltimore City, Maryland, closed on October 22, 2010 by a 1031 intermediary for a purchase price totaling $5,750,000. This property consists of an existing 82,800 square foot warehouse building (33.8% occupied) with an additional 42 acres of partially developed land with a development capacity of 490,000 square feet (a mix of warehouse, office, hotel and flex buildings).

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $12,082,000 were issued under the Revolver. As of December 31, 2011, $24,918,000 was available for borrowing and $52,853,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2011.

The Company had $12,082,000 of irrevocable letters of credit outstanding as of December 31, 2011. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first three months of fiscal 2012 the Company repurchased 7,013 shares for $137,000. As of December 31, 2011, $4,093,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.


Summary and Outlook. Transportation segment miles for this year were 1.8% higher than last year. The Company continues to succeed in adding drivers and customers and anticipates increasing segment miles during fiscal 2012.

Operating profit from the leasing of developed buildings has been unfavorably impacted by vacancy representing 10.2% of the entire portfolio at two buildings in Delaware impacted by automobile plant closings and the residential housing downturn and the two parks that each have only one building completed. Overall occupancy has increased from 79.8% to 82.8% (both periods including 104,226 square feet or 3.6% for temporary storage under a less than full market lease rate) over last fiscal year end as the market for new tenants appears to have improved and traffic for vacant space has increased. The Company is not presently engaged in the construction of any new buildings.

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

In July 2011 the Company executed a Letter of Intent with MidAtlantic Realty Partners, LLC. ("MRP") for the formation of a joint venture to develop the first phase of the four-phase Master Development known as RiverFront on the Anacostia in Washington, D.C. adjacent to the Washington Nationals baseball stadium. On December 1, 2011 the parties submitted to the District of Columbia authorities a modification to the existing approved plan for the Master Development to change phase I from an office building to nearly 300,000 square foot residential apartment building including some retail. This scenario contemplates the parties will enter into a formal joint venture agreement wherein the Company will contribute the land comprising phase I to the joint venture in return for a fifty percent (50%) interest in the venture. MRP will contribute $4,500,000 equity capital and prior to construction the venture will raise approximately $9,000,000 in additional equity capital and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. This plan contemplates commencement of construction in the spring of 2013 with lease up scheduled between February 2015 and August of 2016. The Letter of Intent contemplates additional incentive promotional returns to MRP but only after FRP and MRP have received a stipulated cumulative return on their contributed capital. The Letter of Intent contemplates no commitments or obligations between the parties with respect to Phases II, III and IV of the Master Development Plan. Negotiations are ongoing with MRP with regard to the final governing documents for the joint venture project.


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

As of December 31, 2011, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first three months that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1A.	 RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
October 1
through
October 31       1,200    $   19.33            0      $ 4,207,000

November 1
through
November 30      3,213    $   19.62            0      $ 4,144,000

December 1
through
December 31      2,600    $   19.60            0      $ 4,093,000

Total            7,013    $   19.56            0

(1) On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise. As of December 31, 2011, $4,093,000 was authorized for future repurchases of common stock.

Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 29.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2012           PATRIOT TRANSPORTATION HOLDING, INC.


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





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2011
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