Form 10-Q
period 2012-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2012-05-02
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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


	200 W. Forsyth St., 7th Floor, Jacksonville, FL 32202
	(Address of principal executive offices)(Zip Code)

	904-396-5733
	(Registrant's telephone number, including area code)

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
Yes[X]	No[ ]

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

On March 31, 2012 there were 9,372,551 shares of
Common Stock,
$.10 par value per share, outstanding.





PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2012



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  27

Item 4.  Controls and Procedures                                      28


Part II.  Other Information

Item 1A. Risk Factors                                                 29

Item 2.  Purchase of Equity Securities by the Issuer                  29

Item 6.  Exhibits                                                     29

Signatures                                                            39

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               32

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              35





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


PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                      March 31,    September 30,
Assets                                                  2012             2011
Current assets:
 Cash and cash equivalents                          $ 20,037           21,026
 Accounts receivable (net of allowance for
  doubtful accounts of $112 and $111, respectively)    8,961            6,702
 Federal and state income taxes receivable               958               93
 Inventory of parts and supplies                       1,050            1,121
 Deferred income taxes                                   493              201
 Prepaid tires on equipment                            1,521            1,381
 Prepaid taxes and licenses                              862            1,860
 Prepaid insurance                                     1,125            2,111
 Prepaid expenses, other                                 114               85
 Assets of discontinued operations                       107              114
  Total current assets                                35,228           34,694

Property, plant and equipment, at cost               318,791          313,930
Less accumulated depreciation and depletion          108,630          104,942
  Net property, plant and equipment                  210,161          208,988

Real estate held for investment, at cost               6,848            6,848
Investment in joint venture                            7,470            7,412
Goodwill                                               1,087            1,087
Unrealized rents                                       3,967            3,604
Other assets                                           3,782            3,757
Total assets                                        $268,543          266,390

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  3,590            3,948
 Accrued payroll and benefits                          3,882            4,992
 Accrued insurance                                     3,115            3,303
 Accrued liabilities, other                            1,165            1,053
 Long-term debt due within one year                    5,068            4,902
 Liabilities of discontinued operations                   31               34
  Total current liabilities                           16,851           18,232

Long-term debt, less current portion                  59,794           62,370
Deferred income taxes                                 18,147           16,919
Accrued insurance                                      2,154            2,548
Other liabilities                                      1,949            1,874
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  9,372,551 and 9,288,023 shares issued
  and outstanding, respectively                          937              929
 Capital in excess of par value                       40,378           38,845
 Retained earnings                                   128,302          124,642
 Accumulated other comprehensive income, net              31               31
  Total shareholders' equity                         169,648          164,447
Total liabilities and shareholders' equity          $268,543          266,390
See accompanying notes.





PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)

                                          THREE MONTHS          SIX MONTHS
                                         ENDED MARCH 31,     ENDED MARCH 31,
                                          2012      2011      2012      2011
Revenues:
  Transportation                       $25,449    23,036    50,290    46,027
  Mining royalty land                    1,025       918     2,002     2,013
  Developed property rentals             4,852     4,636     9,393     8,813
Total revenues                          31,326    28,590    61,685    56,853

Cost of operations:
  Transportation                        23,659    21,034    47,057    42,037
  Mining royalty land                      323       352       616       691
  Developed property rentals             3,341     3,499     6,503     6,645
  Unallocated corporate                    559       521       851     1,108
Total cost of operations                27,882    25,406    55,027    50,481

Operating profit:
  Transportation                         1,790     2,002     3,233     3,990
  Mining royalty land                      702       566     1,386     1,322
  Developed property rentals             1,511     1,137     2,890     2,168
  Unallocated corporate                   (559)     (521)     (851)   (1,108)
 Total operating profit                  3,444     3,184     6,658     6,372

Gain on termination of sale contract         -         -     1,039         -
Interest income and other                   12        99        21       201
Equity in loss of joint venture             (1)       (2)       (8)       (2)
Interest expense                          (794)     (838)   (1,598)   (1,744)

Income before income taxes               2,661     2,443     6,112     4,827
Provision for income taxes              (1,022)     (938)   (2,348)   (1,854)
Income from continuing operations        1,639     1,505     3,764     2,973

Income from discontinued
 operations, net                             4       178         3     5,105

Net income                            $  1,643     1,683     3,767     8,078

Comprehensive Income                   $ 1,643   $ 1,683   $ 3,767   $ 8,078

Earnings per common share:
 Income from continuing operations -
  Basic                               $    .18       .16       .40       .32
  Diluted                             $    .17       .16       .40       .31
 Discontinued operations (Note 11) -
  Basic                               $      -       .02         -       .55
  Diluted                             $      -       .02         -       .54

Net income - basic                    $    .18       .18       .40       .87
Net income - diluted                  $    .17       .18       .40       .85

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share       9,353     9,272     9,321     9,272
  -diluted earnings per common share     9,471     9,453     9,446     9,457

See accompanying notes.


PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED MARCH 31, 2012 AND 2011
                                   (In thousands)
                                    (Unaudited)
                                                              2012      2011
Cash flows from operating activities:
 Net income                                                $ 3,767     8,078
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  6,306     6,161
   Deferred income taxes                                       936      (476)
   Equity in loss of joint venture                               8         2
   Gain on sale of equipment and property                   (1,536)     (233)
   Income from discontinued operations, net                     (3)   (5,105)
   Stock-based compensation                                    547       545
   Net changes in operating assets and liabilities:
    Accounts receivable                                         (9)     (687)
    Inventory of parts and supplies                             71      (450)
    Prepaid expenses and other current assets                1,815     1,887
    Other assets                                              (737)      218
    Accounts payable and accrued liabilities                (1,544)   (1,629)
    Income taxes payable and receivable                       (865)    1,324
    Long-term insurance liabilities and other long-term
     liabilities                                              (319)      135
Net cash provided by operating activities of
  continuing operations                                      8,437     9,770
Net cash provided by (used in) operating activities of
  discontinued operations                                        7      (593)
Net cash provided by operating activities                    8,444     9,177

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (5,403)   (3,159)
 Investments in developed property rentals segment          (4,046)   (5,010)
 Investment in joint venture                                   (70)     (114)
 Proceeds from the sale of property, plant and equipment     1,609       416
 Proceeds received on note for sale of SunBelt                   -     1,064
Net cash used in investing activities                       (7,910)   (6,803)

Cash flows from financing activities:
 Repayment of long-term debt                                (2,410)   (2,256)
 Repurchase of Company Stock                                  (137)   (1,145)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              353       249
 Exercise of employee stock options                            671       251

Net cash used in financing activities                       (1,523)   (2,901)

Net decrease in cash and cash equivalents                     (989)     (527)
Cash and cash equivalents at beginning of period            21,026    17,151
Cash and cash equivalents at end of the period            $ 20,037    16,624

The Company recorded non-cash transactions in fiscal 2012 for a $2,250 receivable on previously capitalized real estate taxes on the Anacostia property and in fiscal 2011 from an exchange of real estate of $4,941 along with a related deferred tax liability of $1,792 and a $2,053 permanent tax benefit on the value of donated minerals and aggregates which was recorded as a $342 receivable and $1,711 deferred tax.

See accompanying notes.




    	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2012
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
 In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2011.

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

(3) Recent Accounting Pronouncements. In June 2011, accounting guidance was issued which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard was adopted by the Company on January 1, 2012. As the new adoption relates to presentation only, the adoption of this standard did not have a material effect on the Company's financial position or results of operations.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended     Six Months ended
                                      March 31,___          March 31,___
                                     2012      2011       2012      2011
Revenues:
   Transportation                $ 25,449    23,036     50,290    46,027
   Mining royalty land              1,025       918      2,002     2,013
   Developed property rentals       4,852     4,636      9,393     8,813
                                 $ 31,326    28,590     61,685    56,853

Operating profit:
   Transportation                $  2,186     2,392      4,024     4,769
   Mining royalty land                865       718      1,713     1,627
   Developed property rentals       1,757     1,365      3,381     2,625
   Corporate expenses:
    Allocated to transportation      (396)     (390)      (791)     (779)
    Allocated to mining land         (163)     (152)      (327)     (305)
    Allocated to developed property  (246)     (228)      (491)     (457)
    Unallocated                      (559)     (521)      (851)   (1,108)
                                   (1,364)   (1,291)    (2,460)   (2,649)
                                 $  3,444     3,184      6,658     6,372

Interest expense:
   Mining royalty land           $      9         9         19        18
   Developed property rentals      ___785    _  829      1,579     1,726
                                 $    794       838      1,598     1,744

Capital expenditures:
   Transportation                $    614     1,363      5,403     3,159
   Mining royalty land                  -         -          -         -
   Developed property rentals:
     Capitalized interest             284       316        578       583
     Internal labor                   117       149        258       260
     Real estate taxes (a)            (90)      269     (1,697)      572
     Other costs (b)                  939     1,557      2,657     3,595
                                 $  1,864     3,654      7,199     8,169

(a)Includes $2,250 receivable on previously capitalized real estate taxes on the Anacostia property for the 6 months ended March 31, 2012.
(b)Net of 1031 exchange of $4,941 for the 3 and 6 months ending March
31, 2011.

Depreciation, depletion and
amortization:
   Transportation                $  1,720     1,563      3,328     3,098
   Mining royalty land                 27        26         59        51
   Developed property rentals       1,373     1,316      2,714     2,617
   Other                              103        48        205       395
                                 $  3,223     2,953      6,306     6,161


                                             March 31,   September 30,
                                                 2012          2011
Identifiable net assets
   Transportation                             $ 39,947        39,001
   Discontinued transportation operations          107           114
   Mining royalty land                          28,215        28,295
   Developed property rentals                  176,847       175,618
   Cash items                                   20,037        21,026
   Unallocated corporate assets                  3,390         2,336
                                              $268,543       266,390


(5) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                               March 31,   September 30,
                                                 2012          2011
     5.6% to 8.6% mortgage notes
       due in installments through 2027         64,862        67,272
     Less portion due within one year            5,068         4,902
                                              $ 59,794        62,370

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined.
 A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $12,082,000 were issued under the Revolver. As of March 31, 2012, $24,918,000 was available for borrowing and $53,947,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2012.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2012, the carrying amount and fair value of such other long-term debt was $64,862,000 and $67,717,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

                                        THREE MONTHS         SIX MONTH
                                       ENDED MARCH 31,    ENDED MARCH 31,
                                        2012     2011      2012     2011
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             9,353    9,272     9,321    9,272

Common shares issuable under
 share based payment plans
 which are potentially dilutive          118      181       125      185

Common shares used for diluted
 earnings per common share             9,471    9,453     9,446    9,457

Net income                           $ 1,643    1,683     3,767    8,078

Earnings per common share
 Basic                               $   .18      .18       .40      .87
 Diluted                             $   .17      .18       .40      .85


For the three and six months ended March 31, 2012, 164,560 and 172,060 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2011, 132,870 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.


(7) Stock-Based Compensation Plans.  As more fully described in
Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2011, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards.
 The number of common shares available for future issuance was 603,560 at March 31, 2012.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                     Three Months ended  Six Months ended
                                            March 31,        March 31,_
                                          2012    2011    2012    2011
Stock option grants                      $  91      79     227     211
Annual director stock award                320     334     320     334
                                           411     413     547     545

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant
Date
Options                 Shares    Price     Term (yrs) Fair
Value

Outstanding at
 October 1, 2011        606,025     $14.96       3.5     $ 4,216
  Granted                31,690     $22.25               $   281
  Exercised              76,541     $ 8.77               $   363
    Forfeited               3,000     $ 5.78               $
10
Outstanding at
 March 31, 2012         558,174     $16.27       3.8     $ 4,124
Exercisable at
 March 31, 2012         467,930     $14.48       2.9     $ 3,159
Vested during
 six months ended
 March 31, 2012          23,274                          $   212

The aggregate intrinsic value of exercisable in-the-money options was $4,446,000 and the aggregate intrinsic value of all outstanding in-the-money options was $4,471,000 based on the market closing price of $23.29 on March 30, 2012 less exercise prices. Gains of $976,000 were realized by option holders during the six months ended March 31, 2012. The realized tax benefit from options exercised for the six months ended March 31, 2012 was $374,000. Total compensation cost of options granted but not yet vested as of March 31, 2012 was $752,000, which is expected to be recognized over a weighted-average period of 3.2 years.

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

During the first six months of fiscal 2012, the transportation segment's ten largest customers accounted for approximately 53.7% of the transportation segment's revenue. One of these customers accounted for 19.2% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $2,961,000 and $3,115,000 at March 31, 2012 and September 30, 2011 respectively.

The mining royalty land segment has one lessee that accounted for 82.0% of the segment's revenues and $134,000 of accounts receivable. The loss of this customer would have an adverse effect on the segment.

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

As of March 31, 2012 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis.
 During fiscal 2011 the corporate aircraft was placed back into service and depreciation was recommenced. Prior to that it was recorded at fair value based on level 2 inputs for similar assets in the current market on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The first quarter of fiscal 2011 included $300,000 for the impairment to estimated fair value of the corporate aircraft.

The fair value of all other financial instruments with the exception of mortgage notes (see Note 5) approximates the carrying value due to the short-term nature of such instruments.

(11) Discontinued operations. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the Buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburg, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburg lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. As of September 30, 2011 the note receivable was fully paid and the option to purchase the South Pittsburg facility was completed. The Company retained all pre-closing receivables and liabilities.

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

A summary of discontinued operations is as follows (in thousands):

                                      Three months     Six months
                                    Ended March 31,  Ended March
31,
                                      2012    2011    2012    2011

Revenue                             $   15      15      30      30
Operating expenses                       9    (274)     25    (260)
Gain on sale before taxes                -       -       -   4,665
Income before income taxes          $    6     289       5   4,955
Permanent tax benefit                    -       -       -   2,126
Provision for income taxes              (2)   (111)     (2) (1,976)
Income from discontinued operations $    4     178       3   5,105


The amounts included in the above totals for the bargain sale is as follows (in thousands):

                                      Three months     Six months
                                    Ended March 31,  Ended March
31,
                                      2012    2011    2012    2011

Revenue                             $    -       -       -       -
Operating expenses                       -       -       -       -
Gain on sale before taxes                -       -       -   4,665
Income before income taxes          $    -       -       -   4,665
Permanent tax benefit                    -       -       -   2,126
Provision for income taxes               -       -       -  (1,792)
Income from discontinued operations $    -       -       -   4,999




The components of the balance sheet are as follows:

			  	          March 31,     September 30,
				             2012            2011

Accounts receivable                     $     -               3

Deferred income taxes                         5               4
Property and equipment, net                 102             107
Assets of discontinued operations       $   107             114

Accounts payable                        $     1               -
Accrued payroll and benefits                  2               2
Accrued liabilities, other                    -               3
Insurance liabilities                        28              29
Liabilities of discontinued operations  $    31              34



(12) Unusual or Infrequent Items Impacting Quarterly Results. Income from continuing operations for the first quarter of fiscal 2012 included a gain on termination of sale contract in the amount of $1,039,000 before income taxes for the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property

Discontinued operations, net for the first quarter of fiscal 2011 included a book gain on the exchange of property of $4,926,000 after tax (see note 11).



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



Discontinued Operations. In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburg, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional $100,000. The South Pittsburg lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. As of September 30, 2011 the note receivable has been fully paid and the option to purchase the South Pittsburg facility was completed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements - Discontinued Operations. All periods presented have been restated accordingly.

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


Comparative Results of Operations for the Three months ended
March 31, 2012 and 2011

Consolidated Results - Net income for the second quarter of fiscal 2012 was $1,643,000 compared to $1,683,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2012 were $.17 compared to $.18 for the same quarter last year. Transportation segment results were lower due to increased workers compensation claim costs along with a sharp rise in fuel costs, higher vehicle repairs, increased tire prices and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. The mining royalty land segment's results were higher due to an increase in timber sales and reduced allocation of indirect management company costs to this segment. The Developed property rentals segment's results were higher due to higher occupancy and lower real estate taxes partially offset by higher maintenance costs, professional fees and allocation of indirect management company costs.

Transportation Results
                                    Three months ended March 31
(dollars in thousands)             ___2012     %      2011     %_

Transportation revenue             $ 20,656   81%    18,885   82%
Fuel surcharges                       4,793   19%     4,151   18%

Revenues                             25,449  100%    23,036  100%

Compensation and benefits             9,280   37%     8,460   37%
Fuel expenses                         6,216   24%     5,381   23%
Insurance and losses                  1,601    6%     1,237    5%
Depreciation expense                  1,677    7%     1,535    7%
Other, net                            2,406    9%     2,157    9%
Sales, general & administrative       2,083    8%     1,874    8%
Allocated corporate expenses       _____396    2%    ___390    2%

Cost of operations                   23,659   93%    21,034   91%

Operating profit                   $  1,790    7%     2,002    9%


Transportation segment revenues were $25,449,000 in the second quarter of 2012, an increase of $2,413,000 over the same quarter last year. Revenue miles in the current quarter were up 6.4% compared to the second quarter of fiscal 2011 due to business growth and a longer average haul length. Fuel surcharge revenue increased $642,000. Excluding fuel surcharges, revenue per mile increased 3.0% over the same quarter last year. The average price paid per gallon of diesel fuel increased by $.39 or 11.7% over the same quarter in fiscal 2011.

The Transportation segment's cost of operations was $23,659,000 in the second quarter of 2012, an increase of $2,625,000 over the same quarter last year. The Transportation segment's cost of operations in the second quarter of 2012 as a percentage of revenue was 93% compared to 91% in the second quarter of 2011. Compensation and benefits increased $820,000 or 9.7% compared to the same quarter last year primarily due to a driver pay increase, the increase in miles driven, and expenses associated with increased driver hiring.
 Fuel surcharge revenue increased $642,000 while fuel cost increased by $835,000 leaving a negative impact to operating profit of $193,000. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Insurance and losses increased $364,000 compared to the same quarter last year primarily due to lower than expected workers compensation claim costs in the same quarter last year. Depreciation expense increased $142,000 due to more trucks in service. Other expense increased $249,000 due to higher vehicle repair costs, increased tire prices, increased miles driven, and growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. Selling general and administrative costs increased $209,000 or 11.1% compared to the same quarter last year due to higher staffing and professional fees. Allocated corporate expenses increased $6,000.


Mining Royalty Land Results

                                    Three months ended March 31
(dollars in thousands)             ___2012     %      2011     %_

Mining royalty land revenue        $  1,025  100%       918  100%

Property operating expenses             130   13%       133   14%
Depreciation and depletion               27    3%        26    3%
Management Company indirect               3    0%        41    4%
Allocated corporate expense             163   16%       152   17%

Cost of operations                      323   32%       352   38%

Operating profit                   $    702   68%       566   62%


Mining royalty land segment revenues for the second quarter of fiscal 2012 were $1,025,000, an increase of $107,000 or 11.7% over the same quarter last year due primarily to a $62,000 increase in timber sales.

The mining royalty land segment's cost of operations was $323,000 in the second quarter of 2012, a decrease of $29,000 over the same quarter last year due primarily to reduced allocation of indirect management company costs to this segment. Allocated corporate expenses increased $11,000.


Developed Property Rentals Results

                                    Three months ended March 31
(dollars in thousands)             ___2012     %      2011     %_

Developed property rentals revenue $  4,852  100%     4,636  100%

Property operating expenses           1,228   26%     1,591   34%
Depreciation and amortization         1,373   28%     1,316   28%
Management Company indirect             494   10%       364    8%
Allocated corporate expense             246    5%       228    5%

Cost of operations                    3,341   69%     3,499   75%

Operating profit                   $  1,511   31%     1,137   25%


Developed property rentals segment revenues for the second quarter of fiscal 2012 were $4,852,000, an increase of $216,000 or 4.7% due to higher occupancy. Occupancy at March 31, 2012 was 86.0% as compared to 77.2% at March 31, 2011.

Developed property segment's cost of operations was $3,341,000 in the second quarter of 2012, a decrease of $158,000 or 4.5% over the same quarter last year. Property operating expenses decreased $363,000 due to lower real estate taxes and snow removal costs partially offset by higher maintenance costs and professional fees.
 Depreciation and amortization increased $57,000 primarily due to tenant improvements. Management Company indirect expenses (excluding internal allocations for lease related property management fees) increased $130,000 due to increased allocation to this segment and growth initiatives. Allocated corporate expenses increased $18,000.


Consolidated Results

Operating Profit - Consolidated operating profit was $3,444,000 in the second quarter of fiscal 2012, an increase of $260,000 or 8.2% compared to $3,184,000 in the same period last year. Operating profit in the transportation segment decreased $212,000 or 10.6% primarily due to increased workers compensation claim costs along with a sharp rise in fuel costs, higher vehicle repairs, increased tire prices, and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. Operating profit in the mining royalty land segment increased $136,000 or 24.0% due to an increase in timber sales and reduced allocation of indirect management company costs to this segment. Operating profit in the Developed property rentals segment increased $374,000 or 32.9% due to higher occupancy and lower real estate taxes partially offset by higher maintenance costs, professional fees and allocation of indirect management company costs. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $559,000 in the second quarter of fiscal 2012, an increase of $38,000 compared to the same period last year.

Interest income and other - Interest income and other decreased
$87,000 over the same quarter last year due to the prepayment of notes receivable from the sale of SunBelt Transport.

Interest expense - Interest expense decreased $44,000 over the same quarter last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $84,000 over the same quarter last year due to higher earnings from continuing operations.

Income from continuing operations - Income from continuing operations was $1,639,000 or $.17 per diluted share in the second quarter of fiscal 2012, an increase of 8.9% compared to $1,505,000 or $.16 per diluted share for the same period last year. The $134,000 increase was primarily due to the $260,000 increase in operating profits offset by higher income taxes.


Discontinued operations - The after tax income from discontinued operations for the second quarter of fiscal 2012 was $4,000 versus income of $178,000 for the same period last year. Diluted earnings per share on discontinued operations for the second quarter of fiscal 2012 was $.00 compared to $.02 in the second quarter of fiscal 2011. The discontinued operations results are primarily due to lower than expected retained liabilities and losses from prior year operations.

Net income - Net income for the second quarter of fiscal 2012 was $1,643,000 compared to $1,683,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2012 were $.17 compared to $.18 for the same quarter last year. Transportation segment results were lower due to increased workers compensation claim costs along with a sharp rise in fuel costs, higher vehicle repairs, increased tire prices and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. The mining royalty land segment's results were higher due to an increase in timber sales and reduced allocation of indirect management company costs to this segment. The Developed property rentals segment's results were higher due to higher occupancy and lower real estate taxes partially offset by higher maintenance costs, professional fees and allocation of indirect management company costs.


Comparative Results of Operations for the Six months ended March
31, 2012 and 2011


Consolidated Results - Net income for the first six months of fiscal 2012 was $3,767,000 compared to $8,078,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2012 were $.40 compared to $.85 in the first six months of fiscal 2011. Income from continuing operations increased $791,000 primarily due to a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.
 Income from discontinued operations favorably impacted net income in fiscal 2011 due to a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share. Transportation segment results were lower due to increased workers compensation and health insurance claims along with a sharp rise in fuel costs, higher vehicle repairs, increased tire prices and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. The mining royalty land segment's results were higher due to reduced allocation of indirect management company costs to this segment. The Developed property rentals segment's results were higher due to higher occupancy and lower real estate taxes partially offset by higher maintenance costs and professional fees.



Transportation Results
                                     Six months ended March 31
(dollars in thousands)             ___2012     %      2011     %_

Transportation revenue             $ 40,972   81%    38,509   84%
Fuel surcharges                       9,318   19%     7,518   16%

Revenues                             50,290  100%    46,027  100%

Compensation and benefits            18,062   36%    16,914   36%
Fuel expenses                        12,096   24%    10,127   22%
Insurance and losses                  3,596    7%     2,886    6%
Depreciation expense                  3,252    7%     3,041    7%
Other, net                            5,170   10%     4,407   10%
Sales, general & administrative       4,090    8%     3,883    8%
Allocated corporate expenses       _____791    2%    ___779    2%

Cost of operations                   47,057   94%    42,037   91%

Operating profit                   $  3,233    6%     3,990    9%


Transportation segment revenues were $50,290,000 in the first six months of fiscal 2012, an increase of $4,263,000 over the same period last year. Revenue miles in the first six months of fiscal 2012 were up 4.1% compared to the first six months of fiscal 2011 due to business growth and a longer average haul length. Fuel surcharge revenue increased $1,800,000. Excluding fuel surcharges, revenue per mile increased 2.1% over the same period last year.
The average price paid per gallon of diesel fuel increased by $.54 or 17.1% over the same period in fiscal 2011.

The Transportation segment's cost of operations was $47,057,000 in the first six months of fiscal 2012, an increase of $5,020,000 over the same period last year. The Transportation segment's cost of operations in the first six months of fiscal 2012 as a percentage of revenue was 94% compared to 91% in the first six months of fiscal 2011. Compensation and benefits increased $1,148,000 or 6.8% compared to the same period last year primarily due to a driver pay increase, the increase in miles driven and expenses associated with increased driver hiring. Fuel surcharge revenue increased $1,800,000 while fuel cost increased by $1,969,000 leaving a negative impact to operating profit of $169,000. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Insurance and losses increased $710,000 compared to the same period last year primarily due to lower than expected workers compensation and health insurance claims in the same period last year. Depreciation expense increased $211,000 due to more trucks in service. Other expense increased $763,000 due to higher vehicle repair costs, increased tire prices, increased miles driven, and growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. Selling general and administrative costs increased $207,000 compared to the same period last year. Allocated corporate expenses increased $12,000.


Mining Royalty Land Results

                                     Six months ended March 31
(dollars in thousands)             ___2012     %      2011     %_

Mining royalty land revenue        $  2,002  100%     2,013  100%

Property operating expenses             229   12%       257   13%
Depreciation and depletion               59    3%        51    2%
Management Company indirect               1    0%        78    4%
Allocated corporate expense             327   16%       305   15%

Cost of operations                      616   31%       691   34%

Operating profit                   $  1,386   69%     1,322   66%


Mining royalty land segment revenues for the first six months of fiscal 2012 were $2,002,000, a decrease of $11,000 or .5% over the same period last year, due to a shift in production at two locations reducing the share of mining on the property owned by the Company offset by higher timber sales.

The mining royalty land segment's cost of operations was $616,000 in the first six months of fiscal 2012, a decrease of $75,000 over the same period last year due primarily to reduced allocation of indirect management company costs to this segment. Allocated corporate expenses increased $22,000.



Developed Property Rentals Results

                                     Six months ended March 31
(dollars in thousands)             ___2012     %      2011     %_

Developed property rentals revenue $  9,393  100%     8,813  100%

Property operating expenses           2,444   26%     2,872   32%
Depreciation and amortization         2,714   29%     2,617   30%
Management Company indirect             854    9%       699    8%
Allocated corporate expense             491    5%       457    5%

Cost of operations                    6,503   69%     6,645   75%

Operating profit                   $  2,890   31%     2,168   25%


Developed property rentals segment revenues for the first six months of fiscal 2012 were $9,393,000, an increase of $580,000 or 6.6% due to higher occupancy. Occupancy at March 31, 2012 was 86.0% as compared to 77.2% at March 31, 2011.

Developed property segment's cost of operations was $6,503,000 in the first six months of fiscal 2012, a decrease of $142,000 or 2.1% over the same period last year. Property operating expenses decreased $428,000 due to lower real estate taxes and snow removal costs partially offset by higher maintenance costs and professional fees. Depreciation and amortization increased $97,000 primarily due to tenant improvements. Management Company indirect expenses (excluding internal allocations for lease related property management fees) increased $155,000 due to increased allocation to this segment and growth initiatives. Allocated corporate expenses increased $34,000.


Consolidated Results

Operating Profit - Consolidated operating profit was $6,658,000 in the first six months of fiscal 2012, an increase of $286,000 or 4.5% compared to $6,372,000 in the same period last year.
Operating profit in the transportation segment decreased $757,000 or 19.0% primarily due to increased workers compensation and health insurance claims along with a spike in fuel costs, higher vehicle repairs, increased tire prices and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. Operating profit in the mining royalty land segment increased $64,000 or 4.8% primarily due to reduced allocation of indirect management company costs to this segment. Operating profit in the Developed property rentals segment increased $722,000 or 33.3% due to higher occupancy and lower real estate taxes partially offset by increased maintenance costs and professional fees. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $851,000 in the first six months of fiscal 2012, a decrease of $257,000 compared to the same period last year which included an adjustment to the fair value of the corporate aircraft of $300,000.

Gain on termination of sale contract - The first six months of fiscal 2012 includes a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Interest income and other - Interest income and other decreased
$180,000 over the same period last year due to the prepayment of notes receivable from the sale of SunBelt Transport.

Interest expense - Interest expense decreased $146,000 over the same period last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $494,000 over the same period last year due to higher earnings from continued operations.

Income from continuing operations - Income from continuing operations was $3,764,000 or $.40 per diluted share in the first six months of fiscal 2012, an increase of 26.6% compared to $2,973,000 or $.31 per diluted share for the same period last year.
 The $791,000 increase was primarily due to a pretax gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Discontinued operations - The after tax income from discontinued operations for the first six months of fiscal 2012 was $3,000 versus income of $5,105,000 for the same period last year. Diluted earnings per share on discontinued operations for the first six months of fiscal 2012 was $.00 compared to $.54 in the first six months of fiscal 2011. The first six months of fiscal 2011 included a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share.

Net income - Net income for the first six months of fiscal 2012 was $3,767,000 compared to $8,078,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2012 were $.40 compared to $.85 in the first six months of fiscal 2011. Income from continuing operations increased $791,000 primarily due to a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property. Income from discontinued operations favorably impacted net income in fiscal 2011 due to a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share. Transportation segment results were lower due to increased workers compensation and health insurance claims along with a sharp rise in fuel costs, higher vehicle repairs, increased tire prices and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. The mining royalty land segment's results were higher due to reduced allocation of indirect management company costs to this segment. The Developed property rentals segment's results were higher due to higher occupancy and lower real estate taxes partially offset by higher maintenance costs and professional fees.


Liquidity and Capital Resources. For the first six months of fiscal 2012, the Company used cash provided by operating activities of continuing operations of $8,437,000, proceeds from the sale of plant, property and equipment of $1,609,000, proceeds from the exercise of employee stock options of $671,000, excess tax benefits from the exercise of stock options of $353,000, and cash balances to purchase $5,403,000 in transportation equipment, to expend $4,046,000 in real estate development, to invest $70,000 in the Brooksville Joint Venture, to make $2,410,000 scheduled payments on long-term debt and to repurchase Company stock for $137,000. Cash provided by the operating activities of discontinued operations was $7,000. Cash decreased $989,000.

Cash flows from operating activities for the first six months of fiscal 2012 were $733,000 lower than the same period last year primarily due to increased income tax payments.

Cash flows used in investing activities for the first six months of fiscal 2012 were $1,107,000 higher reflecting the increased purchase of transportation equipment for growth and replacement partially offset by a pretax gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Cash flows used in financing activities for the first six months of fiscal 2012 were $1,378,000 lower than the same period last year due to lower repurchases of Company stock.

In August 2009 the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including 7% interest, secured by the assets of the business conveyed. As of September 30, 2011 the note receivable was fully paid and the option to purchase the South Pittsburg facility was completed. The Company retained all pre-closing receivables and liabilities. SunBelt has been accounted for as discontinued operations. All periods presented have been restated accordingly.

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

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $12,082,000 were issued under the Revolver. As of March 31, 2012, $24,918,000 was available for borrowing and $53,947,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2012.

The Company had $12,082,000 of irrevocable letters of credit outstanding as of March 31, 2012. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first six months of fiscal 2012 the Company repurchased 7,013 shares for $137,000. As of March 31, 2012, $4,093,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company has committed to make additional capital contributions of up to $86,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.


Summary and Outlook. Transportation segment miles for this year were 4.1% higher than last year. The Company continues to succeed in adding drivers and customers and anticipates increasing segment miles during fiscal 2012.

Developed property rentals occupancy has increased from 79.8% to 86.0% over last fiscal year end as the market for new tenants has improved and traffic for vacant space has increased. Occupancy at March 31, 2012 and 2011 included 104,226 square feet or 3.6% and 118,156 square feet or 4.0% respectively for temporary storage under a less than full market lease rate. Occupancy at March 31, 2012 was unfavorably impacted by vacancies representing 10.7% of the entire portfolio at two buildings in Delaware which were impacted by automobile plant closings and the residential housing downturn and the two parks that each has only one building completed. The Company has resumed development of Patriot Business Park effective April 1, 2012 due to two recent developments. On February 15, 2012, the Company signed an agreement to sell 15.18 acres of land at the site for a purchase price of $4,774,577 which would result in a profit on the sale if completed. The Company also entered into a build to suit lease signed April 2 for a 117,600 square foot building.

With cap rates at historically low levels we have engaged the real estate brokerage firm of Jones, Lang, LaSalle to explore the market value of our existing office/warehouse portfolio in the investment community. We have no preconceived decision regarding the outcome of this exploration but will analyze the results we receive and make our decision at the time in keeping with our continuing effort to manage this Company's capital in the most efficient manner possible for the longer term.

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

In March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. ("MRP") to form a joint venture to develop the phase I of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including some retail) on a portion of the roughly 5.82 acres of land owned by FRP adjacent to the Washington Nationals baseball stadium. The Contribution Agreement provides that the formation of the Joint Venture will be subject to customary conditions precedent, including approval of a planned unit development zoning modification and extension of the existing PUD to provide for approximately 300,000 square feet of residential development (including some retail) on the Property in lieu of 250,000 square feet of commercial office space (including some retail) as currently approved for phase 1 of the master development. If these conditions are satisfied, the parties will enter into a formal joint venture agreement wherein the Company will contribute the land comprising phase I to the joint venture in return for approximately a fifty percent (50%) interest in the venture. MRP will contribute capital of $4,500,000 to the joint venture. MRP will raise any additional equity capital (currently estimated to be $9,000,000, subject to revision based on various factors) and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. At this point the Company anticipates commencement of construction in early 2014 with lease up scheduled between late 2015 and all of 2016.


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

As of March 31, 2012, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
January 1
through
January 31           0   $     -             0      $ 4,093,000

February 1
through
February 29          0    $    -             0      $ 4,093,000

March 1
through
March 31             0    $    -             0      $ 4,093,000

Total                0    $    -             0

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.
 On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.

Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a
separate Section entitled "Exhibit Index", on page 31.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2012                PATRIOT TRANSPORTATION HOLDING, INC.


                           Thompson S. Baker II
                           Thompson S. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton, Jr.
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012
EXHIBIT INDEX


(10)(r) 	Joint Venture Agreement between Florida Rock
Properties, Inc. and MRP SE Waterfront Residential, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended March 31, 2012. File No. 000-17554.

(14)   		Financial Code of Ethical Conduct between the Company,
Chief Executive Officers and Financial Managers, as revised on January 28, 2004, which is available on the Company's website at www.patriottrans.com.

(31)(a)		Certification of Thompson S. Baker II.
(31)(b)		Certification of John D. Milton, Jr.
(31)(c)		Certification of John D. Klopfenstein.

(32)   		Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer under
Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document
101.XSD		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase