Form 10-K/A
period 2011-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2012-07-23
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K/A
        (Amendment No.1)
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2011
	OR
   [ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	Commission file number 33-26115

	PATRIOT TRANSPORTATION HOLDING, INC.
	(Exact name of registrant as specified in its charter)

FLORIDA							    59-2924957
State or other jurisdiction of			 	 (I.R.S. Employer
incorporation or organization			     Identification No.)

200 W. Forsyth Street, 7th Floor, Jacksonville, Florida		     32202
(Address of principal executive offices)			  (Zip Code)

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

Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2011 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which was filed with the Securities and Exchange Commission on December 16, 2011 are incorporated by reference in Part III.



Explanatory Note

Patriot Transportation Holding, Inc. is filing this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as originally filed on December 8, 2011, with the Securities and Exchange Commission (referred to as the "Original Filing") to amend Part III, Item 11, Item 13 and Item 14 of the Original Filing in order to correct prior disclosure regarding sections incorporated by reference from the Company's Proxy Statement.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.






                          PART III

Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Report," "Non-Employee Director Compensation," "Board Leadership Structure and Committee Membership - Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement was filed with the Securities and Exchange Commission on December 16, 2011.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the caption "Related Party Transactions", "Corporate Governance", and "Board Leadership Structure and Committee Membership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement was filed with the Securities and Exchange Commission on December 16, 2011.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions "Independent Registered Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement was filed with the Securities and Exchange Commission on December 16, 2011.










SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Patriot Transportation Holding, Inc.


Date:  July 23, 2012         By THOMPSON S. BAKER II
                                Thompson S. Baker II
                                President and Chief Executive
                                Officer (Principal Executive Officer)



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


                             By JOHN D. KLOPFENSTEIN____________
                                John D. Klopfenstein
                                Controller and Chief Accounting
                                Officer(Principal Accounting Officer)




PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
EXHIBIT INDEX

(31)(a)           Certification of Thompson S. Baker II.
(31)(b)           Certification of John D. Milton, Jr..
(31)(c)           Certification of John D. Klopfenstein.

(32)			Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.