Form 10-Q
period 2012-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2012-08-01
CIK 844059

FORM 10-Q

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

On June 30, 2012 there were 9,383,156 shares of
Common Stock,
$.10 par value per share, outstanding.







PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2012



CONTENTS

                                                                 Page No.


Preliminary Note Regarding Forward-Looking Statements                  3


Part I.  Financial Information

Item 1.  Financial Statements
   Consolidated Balance Sheets                                         4
   Consolidated Statements of Income                                   5
   Consolidated Statements of Cash Flows                               6
   Condensed Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks  28

Item 4.  Controls and Procedures                                      28


Part II.  Other Information

Item 1A. Risk Factors                                                 30

Item 2.  Purchase of Equity Securities by the Issuer                  30

Item 6.  Exhibits                                                     30

Signatures                                                            31

Exhibit 31  Certifications pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                               33

Exhibit 32  Certifications pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.                              36





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


PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                      June 30,    September 30,
Assets                                                  2012             2011
Current assets:
 Cash and cash equivalents                          $ 11,838           21,026
 Accounts receivable (net of allowance for
  doubtful accounts of $136 and $111, respectively)    9,345            6,702
 Federal and state income taxes receivable                 -               93
 Inventory of parts and supplies                         970            1,121
 Deferred income taxes                                   723              201
 Prepaid tires on equipment                            1,556            1,381
 Prepaid taxes and licenses                              232            1,860
 Prepaid insurance                                       688            2,111
 Prepaid expenses, other                                 119               85
 Assets of discontinued operations                       101              114
  Total current assets                                25,572           34,694

Property, plant and equipment, at cost               333,610          313,930
Less accumulated depreciation and depletion          110,525          104,942
  Net property, plant and equipment                  223,085          208,988

Real estate held for investment, at cost               6,848            6,848
Investment in joint venture                            7,523            7,412
Goodwill                                               1,087            1,087
Unrealized rents                                       4,022            3,604
Other assets                                           4,215            3,757
Total assets                                        $272,352          266,390

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                   $  5,225            3,948
 Federal and state income taxes payable                  939                -
 Accrued payroll and benefits                          4,421            4,992
 Accrued insurance                                     2,986            3,303
 Accrued liabilities, other                              634            1,053
 Long-term debt due within one year                    5,152            4,902
 Liabilities of discontinued operations                   20               34
  Total current liabilities                           19,377           18,232

Long-term debt, less current portion                  58,474           62,370
Deferred income taxes                                 17,939           16,919
Accrued insurance                                      2,071            2,548
Other liabilities                                      1,989            1,874
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  9,383,156 and 9,288,023 shares issued
  and outstanding, respectively                          938              929
 Capital in excess of par value                       40,686           38,845
 Retained earnings                                   130,847          124,642
 Accumulated other comprehensive income, net              31               31
  Total shareholders' equity                         172,502          164,447
Total liabilities and shareholders' equity          $272,352          266,390
See accompanying notes.




                 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)
                                           THREE MONTHS        NINE MONTHS
                                          ENDED JUNE 30,      ENDED JUNE 30,
                                          2012      2011      2012      2011
Revenues:
  Transportation                       $26,907    26,182    77,197    72,209
  Mining royalty land                    1,101     1,180     3,103     3,193
  Developed property rentals             5,022     4,585    14,415    13,398
Total revenues                          33,030    31,947    94,715    88,800

Cost of operations:
  Transportation                        24,621    23,738    71,678    65,775
  Mining royalty land                      307       334       923     1,025
  Developed property rentals             3,117     3,267     9,620     9,912
  Unallocated corporate                     94       167       945     1,275
Total cost of operations                28,139    27,506    83,166    77,987

Operating profit:
  Transportation                         2,286     2,444     5,519     6,434
  Mining royalty land                      794       846     2,180     2,168
  Developed property rentals             1,905     1,318     4,795     3,486
  Unallocated corporate                    (94)     (167)     (945)   (1,275)
 Total operating profit                  4,891     4,441    11,549    10,813

Gain on termination of sale contract         -         -     1,039         -
Interest income and other (expense)
 income, net                               (10)       70        11       271
Equity in loss of joint venture              -       (14)       (8)      (16)
Interest expense                          (537)     (789)   (2,135)   (2,533)

Income before income taxes               4,344     3,708    10,456     8,535
Provision for income taxes              (1,668)   (1,349)   (4,016)   (3,203)
Income from continuing operations        2,676     2,359     6,440     5,332

Income from discontinued
 operations, net                             8        20        11     5,125

Net income                            $  2,684     2,379     6,451    10,457

Comprehensive Income                   $ 2,684   $ 2,379   $ 6,451   $10,457

Earnings per common share:
 Income from continuing operations -
  Basic                               $    .29       .25       .69       .57
  Diluted                             $    .28       .25       .68       .56
 Discontinued operations (Note 11) -
  Basic                               $      -       .01         -       .56
  Diluted                             $      -         -         -       .55

Net income - basic                    $    .29       .26       .69      1.13
Net income - diluted                  $    .28       .25       .68      1.11

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share       9,382     9,291     9,341     9,279
  -diluted earnings per common share     9,482     9,443     9,458     9,453

See accompanying notes.


              PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED JUNE 30, 2012 AND 2011
                                   (In thousands)
                                    (Unaudited)
                                                              2012      2011
Cash flows from operating activities:
 Net income                                                $ 6,451    10,457
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  9,502     9,126
   Deferred income taxes                                       498      (813)
   Equity in loss of joint venture                               8        16
   Gain on sale of equipment and property                   (1,639)     (245)
   Income from discontinued operations, net                    (11)   (5,125)
   Stock-based compensation                                    633       624
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (393)   (1,848)
    Inventory of parts and supplies                            151      (373)
    Prepaid expenses and other current assets                2,842     2,997
    Other assets                                            (1,431)       54
    Accounts payable and accrued liabilities                   (30)      628
    Income taxes payable and receivable                      1,032     2,917
    Long-term insurance liabilities and other long-term
     liabilities                                              (362)      159
Net cash provided by operating activities of
  continuing operations                                     17,251    18,574
Net cash provided by (used in) operating activities of
  discontinued operations                                       10      (605)
Net cash provided by operating activities                   17,261    17,969

Cash flows from investing activities:
 Purchase of transportation group property and equipment    (6,605)   (4,660)
 Investments in developed property rentals segment          (7,911)   (8,365)
 Investments in mining royalty land                        (11,039)        -
 Investment in joint venture                                  (125)     (114)
 Proceeds from the sale of property, plant and equipment     1,906       528
 Proceeds received on note for sale of SunBelt                   -     3,947
Net cash used in investing activities                      (23,774)   (8,664)

Cash flows from financing activities:
 Repayment of long-term debt                                (3,646)   (3,412)
 Repurchase of Company Stock                                  (315)   (1,145)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              452       323
 Exercise of employee stock options                            834       538

Net cash used in financing activities                       (2,675)   (3,696)

Net increase/(decrease) in cash and cash equivalents        (9,188)    5,609
Cash and cash equivalents at beginning of period            21,026    17,151
Cash and cash equivalents at end of the period            $ 11,838    22,760

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

See accompanying notes.




    	 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2012
	(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2011.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended     Nine months ended
                                      June 30,___            June 30,___
                                     2012      2011       2012      2011
Revenues:
   Transportation                $ 26,907    26,182     77,197    72,209
   Mining royalty land              1,101     1,180      3,103     3,193
   Developed property rentals       5,022     4,585     14,415    13,398
                                 $ 33,030    31,947     94,715    88,800


Operating profit:
   Transportation                $  2,682     2,834      6,706     7,603
   Mining royalty land                958       999      2,671     2,626
   Developed property rentals       2,150     1,547      5,531     4,172
   Corporate expenses:
    Allocated to transportation      (396)     (390)    (1,187)   (1,169)
    Allocated to mining land         (164)     (153)      (491)     (458)
    Allocated to developed property  (245)     (229)      (736)     (686)
    Unallocated                       (94)     (167)      (945)   (1,275)
                                     (899)     (939)    (3,359)   (3,588)
                                 $  4,891     4,441     11,549    10,813

Interest expense:
   Mining royalty land           $     10         9         29        27
   Developed property rentals      ___527    _  780      2,106     2,506
                                 $    537       789      2,135     2,533

Capital expenditures:
   Transportation                $  1,202     1,501      6,605     4,660
   Mining royalty land             11,039         -     11,039         -
   Developed property rentals:
     Capitalized interest             533       345      1,111       928
     Internal labor                   173       190        431       450
     Real estate taxes (a)            243       303     (1,454)      875
     Other costs (b)                2,916     2,517      5,573     6,112
                                 $ 16,106     4,856     23,305    13,025

(a)Includes a $2,250 adjustment related to a receivable on previously capitalized real estate taxes on the Anacostia property for the 9 months ended June 30, 2012.
(b)Net of 1031 exchange of $4,941 for the 3 and 9 months ending June 30, 2011.

Depreciation, depletion and
amortization:
   Transportation                $  1,690     1,582      5,018     4,680
   Mining royalty land                 27        29         86        80
   Developed property rentals       1,382     1,300      4,096     3,917
   Other                               97        54        302       449
                                 $  3,196     2,965      9,502     9,126


                                               June 30,   September 30,
                                                 2012          2011
Identifiable net assets
   Transportation                             $ 38,854        39,001
   Discontinued transportation operations          101           114
   Mining royalty land                          39,469        28,295
   Developed property rentals                  179,532       175,618
   Cash items                                   11,838        21,026
   Unallocated corporate assets                  2,558         2,336
                                              $272,352       266,390


(5) Long-Term debt.  Long-term debt is summarized as follows (in thousands):
                                               June 30,   September 30,
                                                 2012          2011
     5.6% to 8.6% mortgage notes
       due in installments through 2027         63,626        67,272
     Less portion due within one year            5,152         4,902
                                              $ 58,474        62,370

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $8,953,000 were issued under the Revolver. As of June 30, 2012, $28,047,000 was available for borrowing and $55,735,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2012.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2012, the carrying amount and fair value of such other long-term debt was $63,626,000 and $67,968,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

                                        THREE MONTHS        NINE MONTHS
                                       ENDED JUNE 30,     ENDED JUNE 30,
                                        2012     2011      2012     2011
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             9,382    9,291     9,341    9,279

Common shares issuable under
 share based payment plans
 which are potentially dilutive          100      152       117      174

Common shares used for diluted
 earnings per common share             9,482    9,443     9,458    9,453

Net income                           $ 2,684    2,379     6,451   10,457

Earnings per common share
 Basic                               $   .29      .26       .69     1.13
 Diluted                             $   .28      .25       .68     1.11


For the three and nine months ended June 30, 2012, 172,060 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2011, 140,370 and 132,870 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.


(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2011, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 603,560 at June 30, 2012.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

                                     Three Months ended  Nine months ended
                                            June 30,         June 30,_
                                          2012    2011    2012    2011
Stock option grants                      $  86      79     313     290
Annual director stock award                  -       -     320     334
                                            86      79     633     624

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value

Outstanding at
 October 1, 2011        606,025     $14.96       3.5     $ 4,216
  Granted                31,690     $22.25               $   281
  Exercised              96,041     $ 8.68               $   452
  Forfeited               3,000     $ 5.78               $    10
Outstanding at
 June 30, 2012          538,674     $16.56       3.7     $ 4,035
Exercisable at
 June 30, 2012          463,430     $15.13       2.9     $ 3,238
Vested during
 nine months ended
 June 30, 2012           30,774                          $   319

The aggregate intrinsic value of exercisable in-the-money options was $4,243,000 and the aggregate intrinsic value of all outstanding in-the-money options was $4,274,000 based on the market closing price of $23.53 on June 29, 2012 less exercise prices. Gains of $1,235,000 were realized by option holders during the nine months ended June 30, 2012. The realized tax benefit from options exercised for the nine months ended June 30, 2012 was $474,000. Total compensation cost of options granted but not yet vested as of June 30, 2012 was $665,000, which is expected to be recognized over a weighted-average period of 2.7 years.

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

During the first nine months of fiscal 2012, the transportation segment's ten largest customers accounted for approximately 53.4% of the transportation segment's revenue. One of these customers accounted for 19.2% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $3,068,000 and $3,115,000 at June 30, 2012 and September 30, 2011 respectively.

The mining royalty land segment has one lessee that accounted for 76.0% of the segment's revenues and $147,000 of accounts receivable at June 30, 2012. The loss of this customer would have an adverse effect on the segment.

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

As of June 30, 2012 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. During fiscal 2011 the corporate aircraft was placed back into service and depreciation was recommenced. Prior to that it was recorded at fair value based on level 2 inputs for similar assets in the current market on a non-recurring basis as it was deemed to be other-than-temporarily impaired. The first quarter of fiscal 2011 included $300,000 for the impairment to estimated fair value of the corporate aircraft.

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

A summary of discontinued operations is as follows (in thousands):

                                     Three months    Nine months
                                    Ended June 30,  Ended June 30,
                                      2012    2011    2012    2011

Revenue                             $   15      15      45      45
Operating expenses                       2     (18)     27    (278)
Gain on sale before taxes                -       -       -   4,665
Income before income taxes          $   13      33      18   4,988
Permanent tax benefit                    -       -       -   2,053
Provision for income taxes              (5)    (13)     (7) (1,916)
Income from discontinued operations $    8      20      11   5,125


The amounts included in the above totals for the bargain sale is as follows (in thousands):

                                      Three months     Nine months
                                    Ended June 30,  Ended June 30,
                                      2012    2011    2012    2011

Revenue                             $    -       -       -       -
Operating expenses                       -       -       -       -
Gain on sale before taxes                -       -       -   4,665
Income before income taxes          $    -       -       -   4,665
Permanent tax benefit                    -       -       -   2,053
Provision for income taxes               -       -       -  (1,792)
Income from discontinued operations $    -       -       -   4,926




The components of the balance sheet are as follows:

  		  	                  June 30,     September 30,
				            2012            2011

Accounts receivable                     $     -               3
Deferred income taxes                         2               4
Property and equipment, net                  99             107
Assets of discontinued operations       $   101             114

Accrued payroll and benefits                  2               2
Accrued liabilities, other                    -               3
Insurance liabilities                        18              29
Liabilities of discontinued operations  $    20              34



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


Comparative Results of Operations for the Three months ended June 30, 2012 and 2011

Consolidated Results - Net income for the third quarter of fiscal 2012 was $2,684,000 compared to $2,379,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2012 were $.28 compared to $.25 for the same quarter last year. Transportation segment results were lower due to increased health insurance and workers compensation claim costs along with higher vehicle repairs, increased tire prices, and cost of growth initiatives partially offset by increased gains on equipment sales and incremental profits on increased revenues. The mining royalty land segment's results were lower due to reduced tons mined on property owned by the Company partially offset by reduced allocation of indirect management company costs to this segment. The Developed property rentals segment's results were higher due to higher occupancy, lower real estate taxes, maintenance costs and professional fees partially offset by higher allocation of indirect management company costs.

Transportation Results
                                    Three months ended June 30
(dollars in thousands)             ___2012     %      2011     %_

Transportation revenue             $ 22,052   82%    20,806   79%
Fuel surcharges                       4,855   18%     5,376   21%

Revenues                             26,907  100%    26,182  100%

Compensation and benefits             9,348   35%     9,047   35%
Fuel expenses                         6,002   23%     6,256   24%
Insurance and losses                  2,175    8%     1,799    7%
Depreciation expense                  1,642    6%     1,554    6%
Other, net                            2,965   11%     2,765   11%
Sales, general & administrative       2,093    8%     1,927    7%
Allocated corporate expenses       _____396    1%    ___390    1%

Cost of operations                   24,621   92%    23,738   91%

Operating profit                   $  2,286    8%     2,444    9%


Transportation segment revenues were $26,907,000 in the third quarter of 2012, an increase of $725,000 over the same quarter last year. Revenue miles in the current quarter were up .4% compared to the third quarter of fiscal 2011 due to business growth partially offset by a shorter average haul length. Revenue per mile increased 2.4% over the same quarter last year due to rate increases, a lower average haul length partially offset by lower fuel surcharges. Fuel surcharge revenue decreased $521,000 due to lower fuel costs and changes to certain customer rates to incorporate fuel surcharges into base rates. The average price paid per gallon of diesel fuel decreased by $.06 or 1.7% over the same quarter in fiscal 2011. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Excluding fuel surcharges, revenue per mile increased 5.6% over the same quarter last year.

The Transportation segment's cost of operations was $24,621,000 in the third quarter of 2012, an increase of $883,000 over the same quarter last year. The Transportation segment's cost of operations in the third quarter of 2012 as a percentage of revenue was 92% compared to 91% in the third quarter of 2011. Compensation and benefits increased $301,000 or 3.3% compared to the same quarter last year primarily due to a driver pay increase and the increase in miles driven. Fuel cost decreased by $254,000 due to lower cost per gallon and improved miles per gallon. Insurance and losses increased $376,000 compared to the same quarter last year primarily due to higher health insurance and workers compensation claims. Insurance costs were higher than expected during the third quarter of 2012 while lower than expected in the same quarter last year.
 Depreciation expense increased $88,000 due to more trucks in service. Other expense increased $200,000 due to higher vehicle repair costs, increased tire prices, increased miles driven, and growth initiatives partially offset by higher gains on equipment sales. Selling general and administrative costs increased $166,000 or 8.6% compared to the same quarter last year due to higher staffing and professional fees.
Allocated corporate expenses increased $6,000.


Mining Royalty Land Results

                                     Three months ended June 30
(dollars in thousands)             ___2012     %      2011     %_

Mining royalty land revenue        $  1,101  100%     1,180  100%

Property operating expenses             116   11%       113   10%
Depreciation and depletion               27    2%        30    2%
Management Company indirect               -    0%        38    3%
Allocated corporate expense             164   15%       153   13%

Cost of operations                      307   28%       334   28%

Operating profit                   $    794   72%       846   72%


Mining royalty land segment revenues for the third quarter of fiscal 2012 were $1,101,000, a decrease of $79,000 or 6.7% over the same quarter last year due to reduced tons mined on property owned by the Company partially offset by royalties on new mining property.

The mining royalty land segment's cost of operations was $307,000 in the third quarter of 2012, a decrease of $27,000 over the same quarter last year due primarily to reduced allocation of indirect management company costs to this segment. Allocated corporate expenses increased $11,000.


Developed Property Rentals Results

                                    Three months ended June 30
(dollars in thousands)             ___2012     %      2011     %_

Developed property rentals revenue $  5,022  100%     4,585  100%

Property operating expenses           1,079   21%     1,392   30%
Depreciation and amortization         1,382   28%     1,300   28%
Management Company indirect             411    8%       346    8%
Allocated corporate expense             245    5%       229    5%

Cost of operations                    3,117   62%     3,267   71%

Operating profit                   $  1,905   38%     1,318   29%


Developed property rentals segment revenues for the third quarter of fiscal 2012 were $5,022,000, an increase of $437,000 or 9.5% due to higher occupancy. Occupancy at June 30, 2012 was 87.0% as compared to 82.2% at June 30, 2011.

Developed property segment's cost of operations was $3,117,000 in the third quarter of 2012, a decrease of $150,000 or 4.6% over the same quarter last year. Property operating expenses decreased $313,000 due to lower real estate taxes, maintenance costs and professional fees. Depreciation and amortization increased $82,000 primarily due to tenant improvements. Management Company indirect expenses (excluding internal allocations for lease related property management fees) increased $65,000 due to increased allocation to this segment and growth initiatives. Allocated corporate expenses increased $16,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $4,891,000 in the third quarter of fiscal 2012, an increase of $450,000 or 10.1% compared to $4,441,000 in the same period last year. Operating profit in the transportation segment decreased $158,000 or 6.5% primarily due to increased health insurance and workers compensation claim costs along with higher vehicle repairs, increased tire prices, and cost of growth initiatives partially offset by increased gains on equipment sales and incremental profits on increased revenues. Operating profit in the mining royalty land segment decreased $52,000 or 6.1% due to reduced tons mined on property owned by the Company partially offset by reduced allocation of indirect management company costs to this segment. Operating profit in the Developed property rentals segment increased $587,000 or 44.5% due to higher occupancy, lower real estate taxes, maintenance costs and professional fees partially offset by higher allocation of indirect management company costs. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $94,000 in the third quarter of fiscal 2012, a decrease of $73,000 compared to the same period last year.

Interest income and other (expense) income, net - Interest income and other (expense) income, net decreased $80,000 over the same quarter last year due to the prepayment of notes receivable from the sale of SunBelt Transport.

Interest expense - Interest expense decreased $252,000 over the same quarter last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $319,000 over the same quarter last year due to higher earnings from continuing operations and a lower than usual tax rate in the same quarter last year caused by tax credits and reductions in uncertain tax positions.

Income from continuing operations - Income from continuing operations was $2,676,000 or $.28 per diluted share in the third quarter of fiscal 2012, an increase of 13.4% compared to $2,359,000 or $.25 per diluted share for the same period last year. The $317,000 increase was primarily due to the $636,000 increase in operating profits offset by higher income taxes.

Discontinued operations - The after tax income from discontinued operations for the third quarter of fiscal 2012 was $8,000 versus income of $20,000 for the same period last year. Diluted earnings per share on discontinued operations for the third quarter of fiscal 2012 and fiscal 2011 was $.00. The discontinued operations results are primarily due to SunBelt Transport, Inc. risk reserve adjustments.

Net income - Net income for the third quarter of fiscal 2012 was $2,684,000 compared to $2,379,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2012 were $.28 compared to $.25 for the same quarter last year. Transportation segment results were lower due to increased health insurance and workers compensation claim costs along with higher vehicle repairs, increased tire prices, and cost of growth initiatives partially offset by increased gains on equipment sales and incremental profits on increased revenues. The mining royalty land segment's results were lower due to reduced tons mined on property owned by the Company partially offset by reduced allocation of indirect management company costs to this segment. The Developed property rentals segment's results were higher due to higher occupancy, lower real estate taxes, maintenance costs and professional fees partially offset by higher allocation of indirect management company costs.


Comparative Results of Operations for the Nine months ended June 30,
2012 and 2011

Consolidated Results - Net income for the first nine months of fiscal 2012 was $6,451,000 compared to $10,457,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2012 were $.68 compared to $1.11 in the first nine months of fiscal 2011. Income from continuing operations increased $1,108,000 primarily due to a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property. Income from discontinued operations favorably impacted net income in fiscal 2011 due to a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share. Transportation segment results were lower due to increased workers compensation and health insurance claims along with a rise in fuel costs, higher vehicle repairs, increased tire prices and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. The mining royalty land segment's results were higher due to reduced allocation of indirect management company costs to this segment. The Developed property rentals segment's results were higher due to higher occupancy and lower real estate taxes partially offset by higher maintenance costs and professional fees.


Transportation Results
                                     Nine months ended June 30
(dollars in thousands)             ___2012     %      2011     %_

Transportation revenue             $ 63,024   82%    59,315   82%
Fuel surcharges                      14,173   18%    12,894   18%

Revenues                             77,197  100%    72,209  100%

Compensation and benefits            27,410   36%    25,961   36%
Fuel expenses                        18,098   23%    16,383   23%
Insurance and losses                  5,771    7%     4,685    6%
Depreciation expense                  4,894    6%     4,595    6%
Other, net                            8,135   11%     7,172   10%
Sales, general & administrative       6,183    8%     5,810    8%
Allocated corporate expenses       ___1,187    2%    _1,169    2%

Cost of operations                   71,678   93%    65,775   91%

Operating profit                   $  5,519    7%     6,434    9%


Transportation segment revenues were $77,197,000 in the first nine months of fiscal 2012, an increase of $4,988,000 over the same period last year.
 Revenue miles in the first nine months of fiscal 2012 were up 2.8% compared to the first nine months of fiscal 2011 due to business growth and a slightly longer average haul length. Revenue per mile increased 4.2% over the period last year due to rate increases and higher fuel surcharges. Fuel surcharge revenue increased $1,279,000 due to higher fuel costs partially offset by changes to certain customer rates to incorporate fuel surcharges into base rates. The average price paid per gallon of diesel fuel increased by $.26 or 7.7% over the same period in fiscal 2011. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Excluding fuel surcharges, revenue per mile increased 3.4% over the same quarter last year.

The Transportation segment's cost of operations was $71,678,000 in the first nine months of fiscal 2012, an increase of $5,903,000 over the same period last year. The Transportation segment's cost of operations in the first nine months of fiscal 2012 as a percentage of revenue was 93% compared to 91% in the first nine months of fiscal 2011. Compensation and benefits increased $1,449,000 or 5.6% compared to the same period last year primarily due to a driver pay increase, the increase in miles driven and expenses associated with increased driver hiring. Fuel cost increased by $1,715,000 due to higher cost per gallon. Insurance and losses increased $1,086,000 compared to the same period last year primarily due to lower than expected workers compensation and health insurance claims in the same period last year. Depreciation expense increased $299,000 due to more trucks in service. Other expense increased $963,000 due to higher vehicle repair costs, increased tire prices, increased miles driven, and growth initiatives partially offset by higher gains on equipment sales. Selling general and administrative costs increased $373,000 compared to the same period last year due to higher staffing and professional fees. Allocated corporate expenses increased $18,000.


Mining Royalty Land Results

                                     Nine months ended June 30
(dollars in thousands)             ___2012     %      2011     %_

Mining royalty land revenue        $  3,103  100%     3,193  100%

Property operating expenses             345   11%       370   12%
Depreciation and depletion               86    3%        81    2%
Management Company indirect               1    0%       116    4%
Allocated corporate expense             491   16%       458   14%

Cost of operations                      923   30%     1,025   32%

Operating profit                   $  2,180   70%     2,168   68%


Mining royalty land segment revenues for the first nine months of fiscal 2012 were $3,103,000, a decrease of $90,000 or 2.8% over the same period last year, due to a shift in production at two locations reducing the share of mining on the property owned by the Company partially offset by new property royalties and higher timber sales.

The mining royalty land segment's cost of operations was $923,000 in the first nine months of fiscal 2012, a decrease of $102,000 over the same period last year due primarily to reduced allocation of indirect management company costs to this segment. Allocated corporate expenses increased $33,000.


Developed Property Rentals Results

                                     Nine months ended June 30
(dollars in thousands)             ___2012     %      2011     %_

Developed property rentals revenue $ 14,415  100%    13,398  100%

Property operating expenses           3,523   25%     4,264   32%
Depreciation and amortization         4,096   28%     3,917   29%
Management Company indirect           1,265    9%     1,045    8%
Allocated corporate expense             736    5%       686    5%

Cost of operations                    9,620   67%     9,912   74%

Operating profit                   $  4,795   33%     3,486   26%


Developed property rentals segment revenues for the first nine months of fiscal 2012 were $14,415,000, an increase of $1,017,000 or 7.6% due to higher occupancy. Occupancy at June 30, 2012 was 87.0% as compared to 82.2% at June 30, 2011.

Developed property segment's cost of operations was $9,620,000 in the first nine months of fiscal 2012, a decrease of $292,000 or 2.9% over the same period last year. Property operating expenses decreased $741,000 due to lower real estate taxes and snow removal costs partially offset by higher maintenance costs and professional fees. Depreciation and amortization increased $179,000 primarily due to tenant improvements. Management Company indirect expenses (excluding internal allocations for lease related property management fees) increased $220,000 due to increased allocation to this segment and growth initiatives. Allocated corporate expenses increased $50,000.


Consolidated Results

Operating Profit - Consolidated operating profit was $11,549,000 in the first nine months of fiscal 2012, an increase of $736,000 or 6.8% compared to $10,813,000 in the same period last year. Operating profit in the transportation segment decreased $915,000 or 14.2% primarily due to increased workers compensation and health insurance claims along with an increase in fuel costs, higher vehicle repairs, increased tire prices and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. Operating profit in the mining royalty land segment increased $12,000 or .6% primarily due to reduced allocation of indirect management company costs to this segment. Operating profit in the Developed property rentals segment increased $1,309,000 or 37.6% due to higher occupancy and lower real estate taxes partially offset by increased maintenance costs and professional fees. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $945,000 in the first nine months of fiscal 2012, a decrease of $330,000 compared to the same period last year which included an adjustment to the fair value of the corporate aircraft of $300,000.

Gain on termination of sale contract - The first nine months of fiscal 2012 includes a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Interest income and other (expense) income, net - Interest income and other (expense) income, net decreased $260,000 over the same period last year due to the prepayment of notes receivable from the sale of SunBelt Transport.

Interest expense - Interest expense decreased $398,000 over the same period last year due to declining mortgage interest expense and higher capitalized interest.

Income taxes - Income tax expense increased $813,000 over the same period last year due to higher earnings from continued operations.

Income from continuing operations - Income from continuing operations was $6,440,000 or $.68 per diluted share in the first nine months of fiscal 2012, an increase of 20.8% compared to $5,332,000 or $.56 per diluted share for the same period last year. The $1,108,000 increase was primarily due to a pretax gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Discontinued operations - The after tax income from discontinued operations for the first nine months of fiscal 2012 was $11,000 versus income of $5,125,000 for the same period last year. Diluted earnings per share on discontinued operations for the first nine months of fiscal 2012 was $.00 compared to $.55 in the first nine months of fiscal 2011. The first nine months of fiscal 2011 included a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share.

Net income - Net income for the first nine months of fiscal 2012 was $6,451,000 compared to $10,457,000 for the same period last year.
Diluted earnings per common share for the first nine months of fiscal 2012 were $.68 compared to $1.11 in the first nine months of fiscal 2011.
 Income from continuing operations increased $1,108,000 primarily due to a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property. Income from discontinued operations favorably impacted net income in fiscal 2011 due to a book gain on the exchange of property of $4,926,000 after tax or $.52 per diluted share. Transportation segment results were lower due to increased workers compensation and health insurance claims along with a rise in fuel costs, higher vehicle repairs, increased tire prices and cost of growth initiatives partially offset by higher gains on equipment sales and incremental profits on increased revenues. The mining royalty land segment's results were higher due to reduced allocation of indirect management company costs to this segment. The Developed property rentals segment's results were higher due to higher occupancy and lower real estate taxes partially offset by higher maintenance costs and professional fees.


Liquidity and Capital Resources. For the first nine months of fiscal 2012, the Company used cash provided by operating activities of continuing operations of $17,251,000, proceeds from the sale of plant, property and equipment of $1,906,000, proceeds from the exercise of employee stock options of $834,000, excess tax benefits from the exercise of stock options of $452,000, and cash balances to purchase $6,605,000 in transportation equipment, to expend $7,911,000 in real estate development, to expend $11,039,000 on mining royalty land, to invest $125,000 in the Brooksville Joint Venture, to make $3,646,000 scheduled payments on long-term debt and to repurchase Company stock for $315,000.
 Cash provided by the operating activities of discontinued operations was $10,000. Cash decreased $9,188,000.

Cash flows from operating activities for the first nine months of fiscal 2012 were $708,000 lower than the same period last year primarily due to increased income tax payments.

Cash flows used in investing activities for the first nine months of fiscal 2012 were $15,110,000 higher reflecting the increased purchase of transportation equipment for growth and replacement and the purchase of mining royalty land of $11,039,000 partially offset by a pretax gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Cash flows used in financing activities for the first nine months of fiscal 2012 were $1,021,000 lower than the same period last year due to lower repurchases of Company stock.

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

The Company has a $37,000,000 uncollateralized Revolving Credit Agreement with three banks, which matures on December 13, 2013. The Revolver contains limitations on availability and restrictive covenants including limitations on paying cash dividends. Letters of credit in the amount of $8,953,000 were issued under the Revolver. As of June 30, 2012, $28,047,000 was available for borrowing and $55,735,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2012.

The Company had $8,953,000 of irrevocable letters of credit outstanding as of June 30, 2012. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first nine months of fiscal 2012 the Company repurchased 15,908 shares for $315,000. As of June 30, 2012, $3,915,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company has committed to make additional capital contributions of up to $31,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan Materials Company.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.


Summary and Outlook. Transportation segment miles for this year were 2.8% higher than last year. The Company continues to succeed in adding drivers and customers and anticipates increasing segment miles during fiscal 2012.

In May 2012 the Company acquired approximately 1,200 acres near Orlando, Florida for a purchase price of $11 million. The Company simultaneously executed a long-term royalty lease under which it receives a minimum monthly royalty payment until the tenant receives the necessary permits and begins mining sand.

Developed property rentals occupancy has increased from 79.8% to 87.0% over last fiscal year end as the market for new tenants has improved and traffic for vacant space has increased. Occupancy at June 30, 2012 and 2011 included 104,226 square feet or 3.4% and 118,156 square feet or 3.9% respectively for temporary storage under a less than full market lease rate. The Company has resumed development of Patriot Business Park effective April 1, 2012 due to two recent developments. On February 15, 2012, the Company signed an agreement to sell 15.18 acres of land at the site for a purchase price of $4,774,577 which would result in a profit on the sale if completed. The Company also entered into a build to suit lease signed April 2 for a 117,600 square foot building which is currently under construction.

With cap rates at historically low levels we recently consulted the real estate brokerage firm of Jones, Lang, LaSalle to explore the market value of our existing office/warehouse portfolio in the investment community. We similarly consulted Eastdil Secured for a similar estimate of present market value. While both valuation estimates were substantially in excess of book value, the Company has decided not to market the developed buildings portfolio at this time but to focus on increasing that value through improved occupancy over the ensuing year.

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

As of June 30, 2012, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
April 1
through
April 30             0   $     -             0      $ 4,093,000

May 1
through
May 31           8,775   $ 19.99             0      $ 3,917,000

June 1
through
June 30            120   $ 20.04             0      $ 3,915,000

Total            8,895   $ 19.99             0

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.

Item 6.  EXHIBITS

(a)	Exhibits.  The response to this item is submitted as a separate
Section entitled "Exhibit Index", on page 32.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2012             PATRIOT TRANSPORTATION HOLDING, INC.


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
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012
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