Form 10-Q/A
period 2012-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2012-08-29
CIK 844059

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





Explanatory Note
     The purpose of this Amendment No. 1 to the Patriot Transportation Holding, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language) that were not included with the Form 10-Q.
     No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 29, 2012            PATRIOT TRANSPORTATION HOLDING, INC.


                           Thompson S. Baker II
                           Thompson S. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr.
                           John D. Milton, Jr.
                           Executive Vice President, Treasurer,
                            Secretary and Chief
                            Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





      PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012
EXHIBIT INDEX


(10)(r)* 		Joint Venture Agreement between Florida Rock Properties, Inc.
and MRP SE Waterfront Residential, Inc., incorporated by
reference to an exhibit filed with Form 10-Q for the quarter ended March 31, 2012. File No. 000-17554.

(14)*   		Financial Code of Ethical Conduct between the Company,
Chief Executive Officers and Financial Managers, as revised on January 28, 2004, which is available on the Company's website at www.patriottrans.com.

(31)(a)*		Certification of Thompson S. Baker II.
(31)(b)*		Certification of John D. Milton, Jr.
(31)(c)*		Certification of John D. Klopfenstein.

(32)*   		Certification of Chief Executive Officer, Chief
Financial Officer, and Chief Accounting Officer under
Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**		XBRL Instance Document
101.XSD**		XBRL Taxonomy Extension Schema
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase
101.DEF**		XBRL Taxonomy Extension Definition Linkbase
101.LAB**		XBRL Taxonomy Extension Label Linkbase
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase


*	Filed as an Exhibit to our original report on Form 10-Q for the
 	quarter ended June 30, 2012, filed August 1, 2012.

**	Filed herewith.