Form 10-K
period 2012-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2012-12-06
CIK 844059

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K
(Mark One)
   [X]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2012
	OR
   [ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	Commission file number 33-26115

	PATRIOT TRANSPORTATION HOLDING, INC.
	(Exact name of registrant as specified in its charter)

FLORIDA							    59-2924957
State or other jurisdiction of			 	 (I.R.S. Employer
incorporation or organization			     Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, Florida	             32202
(Address of principal executive offices)			  (Zip Code)

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

Large accelerated filer[ ]                  Accelerated filer[X]

Non-accelerated filer[ ]                    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes         No   X

The number of shares of the registrant's stock outstanding as of November 30, 2012 was 9,446,620. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2012, the last day of business of our most recently completed second fiscal quarter, was $132,230,046. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

Documents Incorporated by Reference

Portions of the Patriot Transportation Holding, Inc. 2012 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2012 are incorporated by reference in Part III.

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

The Company's real estate operations consist of two reportable segments. The mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area and holds real estate for future development or related to its developments. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States. Real estate revenues in fiscal 2012 were divided approximately 81% from rentals on developed properties and 19% from mining royalties.

Transportation. The transportation segment primarily serves customers in the petroleum industries in the Southeastern U.S.

During fiscal 2012, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Chattanooga, Knoxville and Nashville, Tennessee; Birmingham and Montgomery, Alabama; Wilmington, North Carolina; and Spartanburg, South Carolina.

Tank Lines has from two to six major tank truck competitors in each of its markets. Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2012, the transportation segment's ten largest customers accounted for approximately 52.9% of the transportation segment's revenue. One of these customers, Murphy Oil Corporation, accounted for 19.2% of the transportation segment's revenue. The loss of any one of these customers could have a material adverse effect on the Company's revenues and income.

During fiscal 2012, the transportation group purchased 65 new tractors and 31 trailers. In fiscal 2011 and 2010, the Company purchased 110 tractors and 23 trailers.

Our fiscal 2013 capital budget includes 96 new tractors and 29 new trailers including binding commitments to purchase 51 tractors and 4 trailers at September 30, 2012. We are replacing a larger than average number of tractors purchased prior to 2007 engine changes required by the EPA. We anticipate this more modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2012, the Company owned and operated a fleet of 419 trucks and 517 trailers plus 1 additional truck being prepared for service and 1 additional truck that was being prepared for sale.

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

A significant part of our strategy has been to develop high quality, flexible warehouse/office space. Average occupancy for the fiscal year for buildings in service more than 12 months was 85.1%. At September 30, 2012, 88.7% of the total warehouse/office portfolio of approximately 2.9 million square feet was occupied.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

Relationship with Vulcan Materials Company. The Company was spun off from Florida Rock Industries, Inc. ("FRI") in 1986. FRI merged with Vulcan Materials Company ("Vulcan") in November 2007. Nearly all of our mining properties are leased to Vulcan under long-term mining leases entered into in the 1980s. We haul diesel fuel and cement for Vulcan. We also are a party to a joint venture agreement with Vulcan to develop approximately 4,300 acres of property located near Brooksville, Florida.

Vulcan accounted for approximately 19.8% of our real estate revenues and 5.1% of our transportation revenues for fiscal
2012. On a consolidated basis, Vulcan accounted for 7.8% of our fiscal 2012 revenues.


Segment Information. The Company operates in three reportable segments: transportation, mining royalty land and developed property rentals. Industry segment information is presented in
Note 10 to the consolidated financial statements included in the accompanying 2012 Annual Report to Shareholders and is incorporated herein by reference.

Environmental Matters. Environmental regulations have increased the costs of our transportation and real estate businesses. Revised EPA regulations decrease the amount of permitted air emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has increased the cost of our new tractors, increased repair expense, and lowered fuel mileage. This will increase our capital expenditures and our operating expenses. The Company has incurred costs to investigate and remediate environmental contamination on its real estate. The Company's mining leases contain a provision making the lessee responsible for reclamation of mining sites at least to the extent required by law.

Seasonality. The Company's business is subject to limited seasonality due to the cyclical nature of our customers' businesses, with revenues generally declining slightly during winter months.

Employees. The Company employed 801 people in its transportation group, 16 people in its real estate group and 11 people in its corporate offices at September 30, 2012.

Company Website. The Company's website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age        Office            Position Since

John D. Baker II     64  Executive Chairman       Oct.  1, 2010

Thompson S. Baker II 53  President & Chief        Oct.  1, 2010
                          Executive Officer
David H.
 deVilliers, Jr.     61  Vice President of the    Feb. 28, 1994
                          Company and President
                          of the Company's Real
                          Estate Group

John D. Milton, Jr.  67  Exec. Vice President,    June 16, 2008
                          Treasurer, Secretary
                          and Chief Financial
                          Officer

John D. Klopfenstein 49  Controller and Chief	Feb. 16, 2005
                          Accounting Officer

Robert E. Sandlin    51  Vice President of the    March 1, 2003
                          Company and President
       of Florida Rock &
       Tank Lines, Inc.

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

We face significant uncertainty regarding the continued demand for our transportation services during the current economic climate.
The transportation segment produces approximately 81% of our gross revenues and 53% of our operating profit. The current economic climate could adversely affect the demand for our transportation services. These adverse economic conditions may result in reductions in our revenue, increased price competition and increased operating costs, which could have an adverse effect on our business, results of operation and financial condition.

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

Our business may be adversely affected by seasonal factors and harsh weather conditions.
Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically face increased demand for fuel delivery services in Florida during the spring months. Our real estate group is adversely affected by reduced construction activity during periods of inclement weather. These factors can cause our operating results to fluctuate from quarter to quarter. An occurrence of unusually harsh or long-lasting inclement weather such as hurricanes, tornadoes and heavy snowfalls could have an adverse effect on our operations and profitability.

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

The loss of one of our major transportation customers could have a materially adverse effect on our business.
A significant portion of our transportation revenue is generated from our major customers. For 2012, our top 10 customers, based on revenue, accounted for approximately 52.9% of our transportation segment's revenue and one customer accounted for 19.2% of the segment's revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Environmental liability for contamination may include the following, without limitation: investigation and feasibility study costs, remediation costs, litigation costs, oversight costs, monitoring costs, institutional control costs, penalties from state and federal agencies, and third-party claims. These costs could be substantial and in extreme cases could exceed the value of the contaminated property. Moreover, operations on-site may be required to be suspended until certain environmental contamination is remediated and/or permits are received and environmental laws can impose permanent restrictions on the manner in which a property may be used depending on the extent and nature of the contamination. This may result in a default of the terms of the lease entered into with our tenants. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. In addition, the presence of hazardous substances at, on, under or from a property may adversely affect our ability to sell the property or borrow using the property as collateral, thus harming our financial condition.

The presence of contaminated material at our RiverFront on the Anacostia development site may subject us to substantial environmental liability and costs.
With respect to our joint venture with MRP known as RiverFront on the Anacostia in Washington, D.C., preliminary environmental testing completed in the summer of 2012 on the portion of the site that will contain the first phase of the development indicated the presence of contaminated material that will have to be specially handled in the event of excavation in conjunction with construction. We believe these contaminants are a result of normal operations of our previous tenant over the long-term due to documented releases from an underground storage tank which was located within the first phase along with other activities by the tenant on the property. We believe it is possible that contamination exists on the other three phases of the development and we are requesting that the prior tenant perform the necessary testing and take financial responsibility for all of these costs. While we believe that the prior tenant is responsible for these costs and is required to indemnify us against any environmental liabilities arising from its activities on the property, we could nevertheless be subject to strict liability under environmental laws because we own the property. We may face this liability regardless of our lack of knowledge of the contamination or whether or not we caused the contamination. There is also a risk that the prior tenant may not satisfy their environmental compliance and indemnification obligations under the lease. Any of these events could substantially increase our cost of operations.

Notwithstanding the prior tenant's obligations to us under the lease, with respect to MRP, we are solely responsible to appropriately handle the removal of any known hazardous substances. up to a proposed cap of $1.875 million. MRP has agreed to share such costs above that cap. Accordingly, we recorded an expense in the fourth quarter of fiscal 2012 of $1,771,000 for this environmental remediation liability which is the lower end of the range of estimates. The actual expense may be materially higher or lower depending upon the determined responsibility of the prior tenant, our ability to collect from such prior tenant and actual costs incurred. In the event these
costs are materially higher than forecasted, it could   have a
material adverse effect on our financial condition and results of operations.

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

Compliance with recent or future transportation regulations may significantly reduce earnings.
Our transportation operations are regulated and licensed by various U.S. agencies. While the costs of compliance with existing regulations generally is reflected in our prior results, recent regulations (such as the tractor air emissions regulations) and future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us could adversely affect our results of operations.

We may be unable to renew leases or relet space as leases expire.
When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2012, leases at our properties representing approximately 8%, 9% and 18% of the total square footage of buildings completed prior to September 2012 were scheduled to expire in fiscal year 2013, 2014 and 2015, respectively.

We may be unable to lease currently vacant space.
Vacant space totals 11% in our business parks and only a small portion of that has leases signed for future occupancy. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may continue to be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.
We have twelve buildings in our business parks that are single-tenant occupied representing 46% of developed property rentals under long-term leases. We have ten other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease.
Any shortfall in rent payments could adversely affect our cash flow.

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

As of September 30, 2012, we had outstanding non-recourse mortgage indebtedness of $62,370,000, secured by developed real estate properties having a carrying value of $74,784,000.

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

Certain shareholders have effective control of nearly a majority of our common stock and likely will control the outcome of any shareholder vote.
As of November 10, 2012, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 22.2% of the outstanding shares of our common stock and certain of their family members beneficially own an additional 12.0%. As a result, these individuals effectively may have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

Transportation Segment Properties. The Company has 21 sites for its trucking terminals in Alabama, Florida, Georgia, North
Carolina, South Carolina and Tennessee. The Company owns 13 of these sites and leases 8.

Mining Royalty Land Segment Construction Aggregates Properties. The following table summarizes the Company's construction aggregates locations and estimated reserves at September 30, 2012, a substantial portion of which are leased to Vulcan.

                                             Tons of
                                Tons Sold   Estimated
                                 in Year     Reserves
                                  Ended         at
                                 9/30/12     9/30/12  Approximate
                                (000's)      (000's)  Acres Owned
The Company owns seven
 locations currently being
 mined in Grandin,  Keuka,
 Newberry, Florida; Columbus,
 Macon, and Tyrone, Georgia;
 and Manassas, Virginia.          4,463      341,113     10,423

The Company owns six locations
 not currently being mined in
 Ft. Myers,  Airgrove/
 Lake County(temporary),
 Marion County, Astatula/Lake
 County, Lake Louisa, Florida;
 and Forest Park, Georgia.            -       96,558      4,771

These figures exclude Brooksville, Florida as the property was transferred October 4, 2006 to a joint venture with Vulcan for development. Brooksville tons sold in fiscal 2012 were 406,000 and estimated reserves were 5,704,000 at September 30, 2012.

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

Mining Royalty Land Segment Brooksville Joint Venture. On October 4, 2006, a subsidiary of the Company (FRP) entered into a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to form Brooksville Quarry, LLC, a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project, and zoning for the Project was obtained in August 2012.

Mining Royalty Land Segment Other Properties. The segment owns
2,207 acres of investment properties in Gulf Hammock, Brooksville, Palatka, and Polk County, Florida and Yatesville and Henderson, Georgia.

Developed Properties Rentals Segment. At September 30, 2012 certain developed real estate properties having a carrying value of $74,784,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $62,370,000. At September 30, 2012, the Company owned 331 acres in 13 developed parcels of land all but one of which are in the Mid-Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres. Four warehouse/office buildings and one suburban office building totaling 567,473 square feet exist on the property and are 99% occupied.

2) Lakeside Business Park in Harford County, Maryland consists of 84 usable acres. Nine warehouse/office buildings totaling 893,722 square feet exist on 64 of these acres and are 100% occupied. The remaining 20 acres are available for future development and have the potential to offer an additional 309,330 square feet of comparable product.

3) 6920 Tudsbury Road in Baltimore County, Maryland contains 5.3 acres with 86,100 square feet of warehouse/office space that is 100% occupied by a single tenant.

4) 8620 Dorsey Run Road in Howard County, Maryland contains 5.8 acres with 85,100 square feet of warehouse/office space that is 100% occupied.

5) Rossville Business Center in Baltimore County, Maryland contains approximately 10 acres with 190,517 square feet of warehouse/office space and is 100% occupied.

6) 34 Loveton Circle in suburban Baltimore County, Maryland contains 8.5 acres with 33,708 square feet of office space, which is 41% occupied including 24% of the space occupied by the Company. An agreement to lease 13,500 square feet is scheduled to commence February 2013 and will increase occupancy to 81%.

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 73% occupied.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 92% occupied.

9) 100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 303,006 square feet of warehouse/office space, which is 49% occupied. Chrysler and General Motors plant closings in 2008 continued to keep a reduced demand for space in this market. The remaining 8.8 acres are available for excess trailer storage or an additional 93,600 square feet of comparable product.

10) 1187 Azalea Garden Road in Norfolk, Virginia contains approximately 12 acres with 188,093 square feet of warehouse/office space, which is 100% occupied.

11) Windlass Run Business Park in Baltimore County, Maryland contains 69,474 square feet of warehouse/office space on 4.7 acres that is currently 43% occupied. An additional 51 acres of fully developed land is available with the potential to offer 450,350 square feet of warehouse, office, flex and retail buildings.
12) 155 E. 21st Street in Duval County, Florida contains approximately 6 acres with 68,757 square feet of office space which is 100% leased to Vulcan.
13) Hollander 95 Business Park in Baltimore City, Maryland was purchased in October of 2010 and contains 82,800 square feet of warehouse/office space on 3.8 acres which is 47% leased. An additional 42 acres of partially developed land is available with the potential to offer 470,000 square feet of warehouse, office, hotel and flex buildings.

Developed Property Rentals Segment Future Planned Developments.
At September 30, 2012 the Company owned the following future development parcels:

1) Windlass Run Residential (previously Bird River), located in southeastern Baltimore County, Maryland, is a 121 acre tract of land adjacent to our Windlass Run Business Park. The property was rezoned in September 2007 to allow for additional density. In July 2008, the Company entered into an agreement to sell the property at a purchase price of $25,075,000 and closing was scheduled to occur in the first quarter of calendar 2012. The contract purchaser had placed non-refundable deposits of $1,000,000 under this contract in escrow. In October 2011 the contract purchaser terminated its agreement to purchase the property and released the $1,000,000 escrow deposit to the company's subsidiary, FRP Bird River, LLC. along with all permits, engineering work, plans and other development work product with regards to the property. The Company continued the entitlement process for this parcel of land for residential development as a planned unit development (PUD) and was successful in receiving approval for up to 412 dwelling units. In September the Company received a non-binding letter of intent to sell the phase 1 of the property in fiscal 2013 for $7.9 million and the balance for $10.9 million approximately 18 months later.

2) Patriot Business Park, located in Prince William County, Virginia, is a 73 acre tract of land which is immediately adjacent to the Prince William Parkway, which provides access to I-66 and the Washington D.C. Beltway (I-495). The Company plans to develop and lease approximately 733,650 square feet of warehouse/office buildings on the property. The Company has resumed development of Patriot Business Park effective April 1, 2012 due to two recent developments. On February 15, 2012, the Company signed an agreement to sell 15.18 acres of land at the site for a purchase price of $4,774,577 which would result in a profit on the sale if completed. The Company also entered into a build to suit lease signed April 2 for a 117,600 square foot building which is currently under construction and scheduled for completion and occupancy in the first quarter of calendar 2013.

3) Anacostia River. The Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. The parcel was leased to a subsidiary of Vulcan Materials Company from 1986 through August 2011. In September 2011 Vulcan commenced a long term lease for a Company owned 2.1 acre tract which is nearby on the same bank of the Anacostia River. The approved planned unit development for the 5.8 acre parcel permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail space and approximately 569,600 square feet of additional space for residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River.

In March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. ("MRP") to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The Contribution Agreement provides that the formation of the Joint Venture will be subject to customary conditions precedent, including approval of a planned unit development, zoning modification and extension of the existing PUD to provide for approximately 300,000 square feet of residential development (including approximately 18,000 square feet of retail) on the Property in lieu of 250,000 square feet of commercial office space (including some retail) as currently approved for phase 1 of the master development. If these conditions are satisfied, the parties will enter into a formal joint venture agreement wherein the Company will contribute the land comprising phase I to the joint venture in return for approximately a fifty percent (50%) interest in the venture.
MRP will contribute capital of $4,500,000 to the joint venture. MRP will raise any additional equity capital (currently estimated to be $11,000,000, subject to revision based on various factors) and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. At this point the Company anticipates commencement of construction of Phase I in early 2014 with lease up scheduled between late 2015 and all of 2016.

4) Commonwealth Avenue in Jacksonville, Florida is a 50 acre site near the western beltway of Interstate-295 capable of supporting approximately 500,000 square feet of warehouse/office build-out. During the summer of 2012 this property was placed under contract for sale as a reverse 1031 exchange for the purchase of mining land near Lake Louisa, Florida. The sale closed in November, 2012 for a sale price of $2 million which will result in a gain of $1.1 million before income taxes in fiscal 2013.

5) Leister property in Hampstead, Carroll County, Maryland is a 117 acre parcel located adjacent to State Route 30 bypass. The parcel was acquired for future commercial development and is projected to contain 900,000 square feet of space when complete.
 This parcel is currently in a predevelopment planning stage.

Item 3.  LEGAL PROCEEDINGS.

Note 12 to the Consolidated Financial Statements included in the accompanying 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.


                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
   STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
  SECURITIES.

There were approximately 505 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2012. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 6 of the Company's 2012 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2012 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated
Purchasers
                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
July 1
through
July 31          0      $       0           0      $ 3,915,000

August 1
through
August 31        0      $       0           0      $ 3,915,000

September 1
through
September 30     0      $       0           0      $ 3,915,000

Total            0      $       0           0

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.


Item 6.  SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's
2012 Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management's Discussion and Analysis of Financial
Condition and Results of Operation" on pages 7 through 13 of the Company's 2012 Annual Report to Shareholders and such information is incorporated herein by reference.

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

For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company did not have any variable rate debt outstanding at September 30, 2012. The following table provides information about the Company's long-term debt (dollars in thousands):

                                                         There           Fair
Liabilities:      2013    2014    2015    2016    2017   after   Total   Value

Scheduled


maturities of
long-term debt:

Fixed Rate     $ 5,239  $5,308  $5,379  $5,516  $5,843 $35,085 $62,370 $67,379
Average
 interest rate    6.2%    6.2%    6.2%    6.1%    6.1%    6.0%


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 6 and on pages 14 through 26 of the Company's 2012 Annual Report to Shareholders.
 Such information is incorporated herein by reference.


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2012, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regards to material weaknesses.

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


ITEM 9B. OTHER INFORMATION.

None.




PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE.

Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in
Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Leadership Structure and Committee Membership - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2012.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.


Item 11.  EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Report," "Non-Employee Director Compensation," "Board Leadership Structure and Committee Membership - Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2012.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2012.

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
Plan Category               (a)           (b)          (c)


Equity compensation
 plans approved by
 security holders          481,210       $17.52       603,560

Equity compensation
 plans not approved
 by security holders             0            0             0

     Total                 481,210       $17.52       603,560


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption "Related Party Transactions", "Corporate Governance", and "Board Leadership Structure and Committee Membership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2012.


Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions "Independent Registered Public Accounting Firm" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2012.




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

                                 Patriot Transportation Holding, Inc.


Date:  December 5, 2012      By THOMPSON S. BAKER II
                                Thompson S. Baker II
                                President and Chief Executive
                                Officer (Principal Executive Officer)



                             By JOHN D. MILTON, JR.
                                John D. Milton, Jr.
                                Executive Vice President, Treasurer,
                                Secretary and Chief Financial Officer
                                (Principal Financial Officer)


                             By JOHN D. KLOPFENSTEIN
                                John D. Klopfenstein
                                Controller and Chief Accounting
                                Officer(Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 5, 2012.



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


JOHN D. BAKER_II                              MARTIN E. STEIN, JR.
John D. Baker II                              Martin E. Stein, Jr.
Executive Chairman                            Director


JOHN E. ANDERSON                              JAMES H. WINSTON
John E. Anderson                              James H. Winston
Director                                      Director


EDWARD L. BAKER
Edward L. Baker
Director, Chairman Emeritus





	PATRIOT TRANSPORTATION HOLDING, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
	EXHIBIT INDEX
	[Item 14(a)(3)]

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

(10)(j)		Letter of Credit Facility between Patriot Transportation
Holding, Inc. and SunTrust Bank, N.A. dated February 16, 2005, incorporated by reference to the Company's Form 8-K dated
February 16, 2005. File No. 33-26115.

(10)(k) 	Joint Venture Agreement between Florida Rock Industries, Inc.
and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended
September 30, 2006. File No. 33-26115.

(10)(l)		Letter Agreement between the Company and David H. deVilliers,
Jr., incorporated by reference to an exhibit filed with Form
10-Q for the quarter ended December 31, 2007. File No. 33-
26115.

(10)(m)		Letter Agreement between the Company and Robert E. Sandlin,
incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(n)		Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(o)(1)	Contribution Agreement between Florida Rock Properties, Inc.
and MRP SE Waterfront Residential, LLC, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended March 31, 2012. File No. 33-26115.

(10)(o)(2)	Limited Liability Agreement between FRP Riverfront I, LLC and
MRP SE Waterfront Residential, LLC together with Investor, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended March 31, 2012. File No. 33-26115.

(13)	        The Company's 2012 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2012 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14) Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(21)			Subsidiaries of Registrant at September 30, 2012:  Florida
Rock & Tank Lines, Inc. (a Florida corporation); Florida Rock
Properties, Inc. (a  Florida corporation); FRP Development
Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); FRTL, Inc. (a Florida corporation);
SunBelt Transport, Inc. (a Florida corporation); Oz LLC(a
Maryland limited liability company); 1502 Quarry, LLC(a
Maryland limited liability company); FRP Lakeside LLC #1 (a
Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company).

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



                 PATRIOT TRANSPORTATION HOLDING, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a) (1) and 2))


                                                               Page

Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2012
    and 2011                                                   16(a)

  For the years ended September 30, 2012, 2011 and 2010:
    Consolidated statements of income                          15(a)
    Consolidated statements of comprehensive income            15(a)
    Consolidated statements of cash flows                      17(a)
    Consolidated statements of shareholders' equity            18(a)

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

Report of Independent Registered Certified Public
  Accounting Firm on Financial Statement Schedules             31(b)

Consolidated Financial Statement Schedules:

 II - Valuation and qualifying accounts                        32(b)

III - Real estate and accumulated depreciation and
         depletion                                            33-34(b)

(a)		Refers to the page number in the Company's 2012 Annual Report to
Shareholders.  Such information is incorporated by reference in
Item 8 of this Form 10-K.

(b)		Refers to the page number in this Form 10-K.

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.






                                                      Exhibit 23


CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-55132, 333-125099 and 333-131475) of Patriot
Transportation Holding, Inc. of our report dated December 5, 2012 relating to the consolidated financial statements and the effectiveness of Patriot Transportation Holding, Inc's internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference herein.
 We also consent to the incorporation by reference of our report dated December 5, 2012, relating to the financial statement schedules, which appear in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia
December 5, 2012






REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Patriot Transportation Holding, Inc.:


Our audit of the consolidated financial statements referred to in our report dated December 5, 2012 appearing in the 2012 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia
December 5, 2012





                  PATRIOT TRANSPORTATION HOLDING, INC.
                 SCHEDULE II (CONSOLIDATED) - VALUATION
                      AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 2012, 2011 AND 2010

                              ADDITIONS    ADDITIONS
                   BALANCE    CHARGED TO   CHARGED TO                  BALANCE
                   AT BEGIN.  COST AND     OTHER                       AT END
                   OF YEAR    EXPENSES     ACCOUNTS     DEDUCTIONS     OF YEAR

Year Ended
September 30, 2012:

Allowance for
 doubtful accounts $  117,927 $    41,435  $       -    $    30,758(a) $  128,604
       Accrued risk
        Insurance:
  Tank Lines       $4,879,799 $ 1,735,033  $       -    $ 2,943,882    $3,670,950
  SunBelt              29,518    (151,505)         -       (121,987)            -
Accrued health
 insurance            989,298   2,864,681     10,592 (c)  2,616,054(b)  1,248,517
Totals -
 insurance         $5,898,615 $ 4,448,209  $  10,592    $ 5,437,949    $4,919,467

Year Ended
September 30, 2011:

Allowance for
 doubtful accounts $   90,770 $    67,628  $       -    $    40,471(a) $  117,927
       Accrued risk
        Insurance:
  Tank Lines       $3,909,354 $ 1,833,845  $       -    $   863,400    $4,879,799
  SunBelt           1,109,895    (294,478)         -        785,899        29,518
Accrued health
 insurance            967,746   2,339,594     (4,670)(c)  2,313,372(b)    989,298
Totals -
 insurance         $5,986,995 $ 3,878,961  $  (4,670)   $ 3,962,671    $5,898,615

Year Ended
September 30, 2010:

Allowance for
 doubtful accounts $  196,017 $   (43,696) $       -    $    61,551(a) $   90,770
       Accrued risk
        Insurance:
  Tank Lines       $5,093,151 $   910,061  $       -    $ 2,093,858    $3,909,354
  SunBelt           3,203,906    (441,778)         -      1,652,233     1,109,895
Accrued health
 insurance          1,063,326   2,692,176     10,499(c)   2,798,255(b)    967,746
Totals -
 insurance         $9,360,383 $ 3,160,459  $  10,499    $ 6,544,346    $5,986,995



Note:  Allowance for doubtful account expense was negative in the year ended September
30, 2010 primarily due to recoveries on accounts reserved in fiscal 2009.  SunBelt's risk insurance expense for the years ended September 30, 2012, 2011 and 2010 was negative due to claims settled for less than prior estimates.

(a) Accounts written off less recoveries
(b) Payments
(c) Other comprehensive income (ASC Topic 715).


                       PATRIOT TRANSPORTATION HOLDING, INC.
SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND
                        DEPLETION (dollars in thousands)
                             SEPTEMBER 30, 2012
			                Cost capi-  Gross amount		 Year		 Deprecia-
	       Encumb-  Initial cost     talized      at which	  Accumulated	  Of	 Date	 tion Life
County	       rances	    to	        subsequent   carried at	  Depreciation	Constr-	Acquired Computed
		         Company	to acqui-   end of period		 tion		   on:
			                 sition	         (a)
Construction Aggregates
Alachua, FL	         $  1,442	 $        0  $  1,442	     $    131	  n/a	  4/86	   unit
Clayton, GA		      369	          0	  369	            5	  n/a	  4/86	   unit
Fayette, GA	       	      685	          0	  685	           63	  n/a	  4/86	   unit
Lake, FL		      402	          0	  402	          146 	  n/a	  4/86	   unit
Lake Louisa, FL		   11,039	          0    11,039	            0 	  n/a	  5/12	   unit
Lee, FL		            4,690	          6	4,696	            6	  n/a	  4/86	   unit
Monroe, GA		      792	          0	  792	          278	  n/a	  4/86	   unit
Muscogee, GA		      369	        (45)	  324	          281 	  n/a	  4/86	   unit
Prince Wil. VA		      299	          0	  299	          299	  n/a	  4/86	   unit
Putnam, FL                 15,002                37    15,039           4,220     n/a     4/86     unit
	              0    35,089	         (2)   35,087	        5,429
Other Rental Property
Wash D.C.		    2,957  	     15,568    18,525	        3,467     n/a	  4/86	  15 yr.
Wash D.C.                   3,811                 0     3,811               0     n/a    10/97
Putnam, FL		      302	         (2)      300             283     n/a     4/86     5 yr.
Spalding, GA                   20	          0        20               0     n/a     4/86
Lake, FL		    1,083	          0     1,083	          968     n/a	  4/86	   unit
Marion, FL	            1,180	          4     1,184	          599	  n/a	  4/86	   unit
	              0     9,353            15,570    24,923           5,317
Commercial Property
Baltimore, MD	  2,103	      439	      4,411     4,850	        2,750	  1990   10/89	  39 yr.
Baltimore, MD	  4,773	      950	      6,851     7,801	        4,009 	  1994   12/91	  39 yr.
Baltimore, MD	  1,632	      690	      2,861     3,551	        1,239	  2000	  7/99	  39 yr.
Baltimore, MD	      0     5,634	     12,716    18,350	          528	  2008   12/02	  39 yr.
Baltimore City, MD    0     5,750	      4,257    10,007	          314	  2010   12/10	  39 yr.
Duval, FL	      0	    2,416	        541     2,957	        2,710	  n/a	  4/86	  25 yr.
Harford, MD	  1,399	       31	      3,830     3,861	        1,812	  1998	  8/95	  39 yr.
Harford, MD	  2,699	       50	      5,699     5,749	        2,083	  1999	  8/95	  39 yr.
Harford, MD	  4,115	       85	      7,062     7,147	        2,965	  2001	  8/95	  39 yr.
Harford, MD	      0        92 	      1,487     1,579	            0	  n/a	  8/95	  39 yr.
Harford, MD	  3,089	       88 	     10,133    10,221	        3,249	  2007	  8/95	  39 yr.
Harford, MD	  2,342	      155	     12,262    12,417	        2,843	  2009	  8/95	  39 yr.
Howard, MD	  1,989	    2,859	      4,727     7,586	        3,654	  1996	  9/88	  39 yr.
Howard, MD	  1,475	    2,473	        981     3,454	        1,173	  2000	  3/00	  39 yr.
Anne Arun, MD	    655	      715	      8,677     9,392	        4,970	  1989	  9/88	  39 yr.
Anne Arun, MD	  8,166	      950	     13,120    14,070	        3,727	  2003	  5/98	  39 yr.
Anne Arun, MD	  7,775	    1,525	     10,800    12,325	        2,438	  2005	  8/04	  39 yr.
Anne Arun, MD	  4,197	      737	      5,324     6,061	        1,136	  2006 	  1/03	  39 yr.
Anne Arun, MD         0	      667            10,259    10,926           1,164	  2012 	  7/07	  39 yr.
Norfolk, VA	  5,834	    7,512	          0     7,512	        1,779	  2004   10/04	  39 yr.
Prince Wil. VA	      0	    7,324 	     12,097    19,421	            0	  n/a    12/05	  39 yr.
Newcastle Co. DE 10,127	   11,559	      2,219    13,778	        3,043	  2004 	  4/04	  39 yr.
Carroll, MD           0	    4,720	      2,264     6,984	            0	  n/a	  3/08	  n/a
                 62,370	   57,421           142,578   199,999	       47,586
Investment Property         2,231               324     2,555             665     n/a     4/86    n/a

GRAND
   TOTALS       $62,370  $104,094          $158,470  $262,564         $58,997
 (a)  The aggregate cost for Federal income tax purposes is $241,650.


               PATRIOT TRANSPORTATION HOLDING, INC.
          SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND
             ACCUMULATED DEPRECIATION AND DEPLETION
          YEARS ENDED SEPTEMBER 30, 2012, 2011 AND 2010
                          (In thousands)

                                          2012          2011         2010

Gross Carrying Cost of Real Estate:

Balance at beginning of period         $241,253       225,630      221,585

Additions during period:
  Amounts capitalized                    21,380        15,899        4,045

Deductions during period:
  Cost of real estate sold                  (69)         (276)           -
  Other (abandonments)                        -             -            -

Balance at close of period             $262,564       241,253      225,630

Accumulated Depreciation & Depletion:

Balance at beginning of period         $ 54,110        49,499       44,979

Additions during period:
  Charged to cost & expense               4,956         4,611        4,520

Deductions during period:
  Real estate sold                          (69)            -            -

Balance at close of period              $58,997        54,110       49,499