Form 10-Q
period 2012-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2013-02-06
CIK 844059

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                         FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended December 31, 2012

                                       OR

[_]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________________ to ________________


                                Commission file number: 33-26115

                              PATRIOT TRANSPORTATION HOLDING, INC.
                      (Exact name of registrant as specified in its charter)

        FLORIDA                                                   59-2924957
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

200 W. FORSYTH ST., 7TH FLOOR, JACKSONVILLE, FL                       32202
(Address of principal executive offices)                          (Zip Code)

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

                                     Yes [ x ]                         No  [   ]

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                     Yes [ x ]                         No  [   ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                           Accelerated filer  [x  ]
Non-accelerated filer  [   ]                     Smaller reporting company [   ]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at December 31, 2012
---------------------------------------        ---------------------------------
Common Stock, $.10 par value per share                    9,502,720 shares






                         PATRIOT TRANSPORTATION HOLDING, INC.
                                      FORM 10-Q
                           QUARTER ENDED DECEMBER 31, 2012



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


         PART   I.   FINANCIAL   INFORMATION,  ITEM  1.  FINANCIAL STATEMENTS

                    PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
(Unaudited)               (In thousands, except share data)
                                                   December 31,    September 30,
ASSETS                                                  2012             2012
                                                        ----             ----
Current assets:
 Cash and cash equivalents                          $  1,440            6,713
 Accounts receivable (net of allowance for
  doubtful accounts of $135 and $129, respectively)    6,315            7,019
 Real estate tax refund receivable                     2,342            2,311
 Federal and state income taxes receivable               426              426
 Inventory of parts and supplies                         988              843
 Prepaid tires on equipment                            1,791            1,631
 Prepaid taxes and licenses                            1,389            2,050
 Prepaid insurance                                     2,199            2,371
 Prepaid expenses, other                                  75               70
 Real estate held for sale, at cost                    2,754            3,485
                                                      ------           ------
  Total current assets                                19,719           26,919
                                                      ------           ------

Property, plant and equipment, at cost               347,634          338,702
Less accumulated depreciation and depletion          111,909          110,681
                                                     -------          -------
  Net property, plant and equipment                  235,725          228,021
                                                     -------          -------

Real estate held for investment, at cost               3,640            3,640
Investment in joint venture                            7,543            7,521
Goodwill                                               1,087            1,087
Unrealized rents                                       4,298            4,155
Other assets                                           4,682            4,362
                                                     -------          -------
Total assets                                        $276,694          275,705
                                                     =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $  5,003            5,266
 Deferred income taxes                                    58               58
 Federal and state income taxes payable                  634                -
 Accrued payroll and benefits                          3,781            5,164
 Accrued insurance                                     1,968            3,249
 Accrued liabilities, other                            1,040            1,189
 Long-term debt due within one year                    5,327            5,239
                                                      ------          -------
  Total current liabilities                           17,811           20,165
                                                      ------          -------

Long-term debt, less current portion                  55,766           57,131
Deferred income taxes                                 18,643           18,199
Accrued insurance                                      1,659            1,659
Other liabilities                                      3,907            3,833
Commitments and contingencies (Note 8)
Shareholders' equity:
 Preferred stock, no par value;
  5,000,000 shares authorized; none issued                 -                -
 Common stock, $.10 par value;
  25,000,000 shares authorized,
  9,502,720 and 9,440,620 shares issued
  and outstanding, respectively                          950              944
 Capital in excess of par value                       42,794           41,539
 Retained earnings                                   135,132          132,203
 Accumulated other comprehensive income, net              32               32
                                                     -------          -------
  Total shareholders' equity                         178,908          174,718
                                                     -------          -------
Total liabilities and shareholders' equity          $276,694          275,705
                                                     =======          =======
See accompanying notes.





                  PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share amounts)
                                    (Unaudited)
                                         THREE MONTHS
                                       ENDED DECEMBER 31,
                                       ------------------
                                          2012      2011
                                          ----      ----
REVENUES:
  Transportation                       $26,639    24,841
  Mining royalty land                    1,331       977
  Developed property rentals             5,087     4,541
                                        ------    ------
Total revenues                          33,057    30,359

COST OF OPERATIONS:
  Transportation                        24,842    23,398
  Mining royalty land                      308       293
  Developed property rentals             3,236     3,162
  Unallocated corporate                    263       292
                                        ------    -------
Total cost of operations                28,649    27,145

OPERATING PROFIT:
  Transportation                         1,797     1,443
  Mining royalty land                    1,023       684
  Developed property rentals             1,851     1,379
  Unallocated corporate                   (263)     (292)
                                        ------    ------
 Total operating profit                  4,408     3,214

Gain on termination of sale contract         -     1,039
Gain on investment land sold             1,116         -
Interest income and other                   32         9
Equity in loss of joint venture             (8)       (7)
Interest expense                          (428)     (804)
                                        ------    ------

Income before income taxes               5,120     3,451
Provision for income taxes              (1,997)   (1,326)
                                        ------    ------
INCOME FROM CONTINUING OPERATIONS        3,123     2,125

Loss from discontinued
 operations, net                             -       (1)
                                       -------   ------

NET INCOME                            $  3,123     2,124
                                       =======    ======

COMPREHENSIVE INCOME                  $  3,123     2,124
                                       =======    ======

EARNINGS PER COMMON SHARE:
 Income from continuing operations -
  Basic                               $    .33       .23
  Diluted                             $    .33       .23
 Discontinued operations (Note 11) -
  Basic                               $      -         -
  Diluted                             $      -         -

Net income - basic                    $    .33       .23
Net income - diluted                  $    .33       .23

Number of shares (in thousands)
  used in computing:
  -basic earnings per common share       9,452     9,290
  -diluted earnings per common share     9,549     9,422

See accompanying notes.



                 PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
                                   (In thousands)
                                    (Unaudited)
                                                              2012      2011
                                                              ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 3,123     2,124
 Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
   Depreciation, depletion and amortization                  3,271     3,083
   Deferred income taxes                                       444         -
   Equity in loss of joint venture                               8         7
   Gain on sale of equipment and property                   (1,307)   (1,051)
   Loss from discontinued operations, net                        -         1
   Stock-based compensation                                    130       136
   Net changes in operating assets and liabilities:
    Accounts receivable                                        704       234
    Inventory of parts and supplies                           (145)      132
    Prepaid expenses and other current assets                  668       894
    Other assets                                              (680)     (368)
    Accounts payable and accrued liabilities                (3,076)     (870)
    Income taxes payable and receivable                        634     1,014
    Long-term insurance liabilities and other long-term
     liabilities                                                74        30
                                                           -------   -------
Net cash provided by operating activities of
  continuing operations                                      3,848     5,366
Net cash provided by operating activities of
  discontinued operations                                        -         4
                                                           -------   -------
Net cash provided by operating activities                    3,848     5,370
                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of transportation group property and equipment    (6,787)   (4,789)
 Investments in developed property rentals segment          (4,164)   (2,589)
 Investment in joint venture                                   (32)      (70)
 Proceeds from the sale of property, plant and equipment     2,202     1,069
                                                           -------   -------
Net cash used in investing activities                       (8,781)   (6,379)
                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                                (1,277)   (1,195)
 Repurchase of Company Stock                                  (233)     (137)
 Excess tax benefits from exercises of stock options
  and vesting of restricted stock                              407       145
 Exercise of employee stock options                            763       220
                                                           -------   -------

Net cash used in financing activities                         (340)     (967)
                                                           -------   -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                 (5,273)   (1,976)
Cash and cash equivalents at beginning of period             6,713    21,026
                                                           -------   -------
Cash and cash equivalents at end of the period            $  1,440    19,050
                                                           =======   =======

The Company recorded non-cash transactions for a receivable on previously capitalized real estate taxes on the Anacostia property of $31 and $2,043 in first quarter fiscal 2013 and 2012 respectively.

See accompanying notes.



      PATRIOT  TRANSPORTATION  HOLDING, INC. AND SUBSIDIARIES CONDENSED NOTES TO
                   CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2012
                                  (Unaudited)

(1) BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the "Company"). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 2012.

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

(3) RECENT ACCOUNTING PRONOUNCEMENTS. In June 2011, accounting guidance was issued that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard was adopted by the Company on January 1, 2012. As the new adoption relates to presentation only, the adoption of this standard did not have a material effect on the Company's financial position or results of operations.

(4) BUSINESS SEGMENTS. The Company operates in three reportable business segments. The Company's operations are substantially in the Southeastern and Mid-Atlantic states. The transportation segment hauls petroleum and other liquids and dry bulk commodities by tank trailers. The Company's real estate operations consist of two reportable segments. The Mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The Developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern
Virginia/Washington area, and holds real estate for future development or related to its developments.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                                 Three Months ended
                                      December 31,
                                 ----------------------
                                     2012      2011
                                     ----      ----
Revenues:
   Transportation                $ 26,639    24,841
   Mining royalty land              1,331       977
   Developed property rentals       5,087     4,541
                                   ------    ------
                                 $ 33,057    30,359
                                   ======    ======


Operating profit:
   Transportation                $  2,268     1,838
   Mining royalty land              1,199       848
   Developed property rentals       2,115     1,624
   Corporate expenses:
    Allocated to transportation      (471)     (395)
    Allocated to mining land         (176)     (164)
    Allocated to developed property  (264)     (245)
    Unallocated                      (263)     (292)
                                   ------    ------
                                   (1,174)   (1,096)
                                   ------    ------
                                 $  4,408     3,214
                                   ======    ======

Interest expense:
   Mining royalty land           $     11        10
   Developed property rentals         417       794
                                   ------    ------
                                 $    428       804
                                   ======    ======


Capital expenditures:
   Transportation                $  6,787     4,789
   Mining royalty land                  -         -
   Developed property rentals:
     Capitalized interest             591       294
     Internal labor                   110       141
     Real estate taxes (a)            251    (1,607)
     Other costs                    3,212     1,718
                                   ------    ------
                                 $ 10,951     5,335
                                   ======    ======


(a)Includes $31 and $2,043 receivable on previously capitalized real estate taxes on the Anacostia property for the three months ended December 31, 2012 and December 31, 2011, respectively.


Depreciation, depletion and
amortization:
   Transportation                $  1,753     1,608
   Mining royalty land                 25        32
   Developed property rentals       1,388     1,341
   Other                              105       102
                                   ------    ------
                                 $  3,271     3,083
                                   ======    ======


                                             December 31,  September 30,
                                                 2012          2012
                                                 ----          ----
Identifiable net assets
   Transportation                             $ 47,293        42,642
   Mining royalty land                          39,436        39,695
   Developed property rentals                  186,692       184,358
   Cash items                                    1,440         6,713
   Unallocated corporate assets                  1,833         2,297
                                               -------       -------
                                              $276,694       275,705
                                               =======       =======


(5) LONG-TERM DEBT. Long-term debt is summarized as follows (in thousands):

                                             December 31,  September 30,
                                                 2012          2012
                                                 ----          ----
     5.6% to 8.6% mortgage notes
       due in installments through 2027         61,093        62,370
     Less portion due within one year            5,327         5,239
                                                ------        ------
                                              $ 55,766        57,131
                                                ======        ======

On December 21, 2012, the Company entered into a modified credit agreement with Wells Fargo Bank, N.A. (the "Credit Agreement"). The Credit Agreement modifies the Company's prior Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association ("Wachovia"), Bank of America, N.A.,
SunTrust Bank, and Compass Bank dated as of November 10, 2004. The Credit Agreement is for a 5 year term with a maximum facility amount of $55 million. The Credit Agreement provides a revolving credit facility (the "Revolver") with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. Wells Fargo Bank, N.A. is the sole lender under the modified Credit Agreement. The Credit Agreement bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company's ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the Revolver portion of the credit agreement. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. Letters of credit in the amount of $9,009,000 were issued under the Revolver. As of December 31, 2012, $45,991,000 was available for borrowing and $58,719,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2012.

The fair values of the Company's mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2012, the carrying amount and fair value of such other long-term debt was $61,093,000 and $65,892,000, respectively.

(6) EARNINGS PER SHARE. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

                                        THREE MONTHS
ENDED DECEMBER 31,
------------------
                                        2012     2011
                                        ----     ----
Weighted average common shares
 outstanding during the period
 - shares used for basic
 earnings per common share             9,452    9,290

Common shares issuable under
 share based payment plans
 which are potentially dilutive           97      132
                                       -----    -----

Common shares used for diluted
 earnings per common share             9,549    9,422
                                       =====    =====

Net income                           $ 3,123    2,124
                                       =====    =====

Earnings per common share
 Basic                               $   .33      .23
                                       =====    =====
 Diluted                             $   .33      .23
                                       =====    =====


For the three months ended December 31, 2012, 173,240 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2011, 172,060 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(7) STOCK-BASED COMPENSATION PLANS. As more fully described in Note 7 to the Company's notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 2012, the Company's stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 557,380 at December 31, 2012.

The   Company   recorded   the  following  stock  compensation  expense  in  its
consolidated statements of income (in thousands):

                                      Three Months ended
                                          December 31,
                                          2012    2011
Stock option grants                      $ 130     136

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):


                                  Weighted  Weighted   Weighted
                        Number    Average   Average    Average
                        Of        Exercise  Remaining  Grant Date
Options                 Shares    Price     Term (yrs) Fair Value
-------                 -------   --------  ---------  ----------

Outstanding at
 October 1, 2012        481,210     $17.52       3.8     $ 3,782
  Granted                46,180     $26.20               $   489
  Exercised              70,800     $10.78               $   388
                        -------
Outstanding at
 December 31, 2012      456,590     $19.45       4.5     $ 3,883
Exercisable at
 December 31, 2012      360,578     $17.81       3.5     $ 2,847
Vested during
 three months ended
 December 31, 2012       20,612                          $   199

The aggregate intrinsic value of exercisable in-the-money options was $3,910,000 and the aggregate intrinsic value of all outstanding in-the-money options was $4,213,000 based on the market closing price of $28.43 on December 31, 2012 less exercise prices. Gains of $1,050,000 were realized by option holders during the three months ended December 31, 2012. The realized tax benefit from options exercised for the three months ended December 31, 2012 was $407,000. Total compensation cost of options granted but not yet vested as of December 31, 2012 was $956,000, which is expected to be recognized over a weighted-average period of 3.7 years.

(8) CONTINGENT LIABILITIES. Certain of the Company's subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. There is a reasonable possibility that the Company's estimate of vehicle and workers' compensation liability for the transportation may be understated or overstated but the possible range can not be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. In the opinion of management, none of these matters are expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

(9) CONCENTRATIONS. The transportation segment primarily serves customers in the industries in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first three months of fiscal 2013, the transportation segment's ten largest customers accounted for approximately 55.8% of the transportation segment's revenue. One of these customers accounted for 21.0% of the transportation segment's revenue. The loss of any one of these customers would have an adverse effect on the Company's revenues and income. Accounts receivable from the transportation segment's ten largest customers was $3,464,000 and $2,988,000 at December 31, 2012 and September 30, 2012 respectively.

The mining royalty land segment has one lessee that accounted for 73.9% of the segment's revenues and $151,000 of accounts receivable at December 31, 2012. The loss of this customer would have an adverse effect on the segment.

The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may exceed FDIC limits.

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

As of December 31, 2012 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis.

The fair value of all other financial instruments with the exception of mortgage notes (see Note 5) approximates the carrying value due to the short-term nature of such instruments.

(11) DISCONTINUED OPERATIONS. In August 2009, the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). Under the agreement, the Buyer purchased all of SunBelt's tractors and trailers, leased the SunBelt terminal facilities in Jacksonville, Florida for 36 months at a rental of $5,000 per month and leased the terminal facilities in South Pittsburg, Tennessee for 60 months at a rental of $5,000 per month with an option to purchase the Tennessee facilities at the end of the lease for payment of an additional
$100,000. The South Pittsburg lease was recorded as a sale under bargain purchase accounting. The purchase price received for the tractors and trailers and inventories was a $1 million cash payment and the delivery of a Promissory Note requiring 60 monthly payments of $130,000 each including interest at 7%, secured by the assets of the business conveyed. As of September 30, 2011 the note receivable was fully paid and the option to purchase the South Pittsburg facility was completed. The Company retained all pre-closing receivables and liabilities.

SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements - Discontinued Operations. All periods presented have been restated accordingly.

A summary of discontinued operations is as follows (in thousands):


                                     Three months
                                   Ended December 31,
                                   ------------------
                                      2012    2011
                                      ----    ----

Revenue                             $    -      15
Operating expenses                       -      16
Gain on sale before taxes                -       -
                                     -----   -----
Income before income taxes          $    -      (1)
Permanent tax benefit                    -       -
Provision for income taxes               -       -
                                     -----   -----
Loss from discontinued operations   $    -      (1)
                                     =====   =====


(12) REAL ESTATE HELD FOR SALE.

In September 2012 the Company received a non-binding letter of intent to sell phase 1 of the Windlass Run Residential property located in southeastern Baltimore County, Maryland. The property is under contract and expected to close during fiscal 2013 for $7.9 million.

(13) UNUSUAL OR INFREQUENT ITEMS IMPACTING QUARTERLY RESULTS. Income from continuing operations for the first quarter of fiscal 2013 included a gain on the sale of the developed property rentals Commonwealth property of $1,116,000 before income taxes. The book value of the property was $723,000.

Income from continuing operations for the first quarter of fiscal 2012 included a gain on termination of sale contract in the amount of $1,039,000 before income taxes for the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

Accrued insurance liabilities decreased $1,281,000 during the quarter ending December 31, 2012 due to payments to our new insurer under a captive agreement along with payment in settlement of three unusually large prior year liability and health claims. Payments under the captive agreement are for the fiscal 2013 year-to-date loss fund as estimated in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments.


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

The Company's real estate operations consist of two reportable segments. The Mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The Developed property rentals segment acquires, constructs, leases, operates and manages office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area, and holds real estate for future development or related to its developments. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company's operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity, aggregates sales by lessees from the Company's mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Baltimore-Washington-Northern Virginia area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers' compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects. There is a reasonable possibility that the Company's estimate of vehicle and workers' compensation liability for the transportation group may be understated or overstated but the possible range can not be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.


COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

CONSOLIDATED RESULTS - Net income for the first quarter of fiscal 2013 was $3,123,000 compared to $2,124,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2013 were $.33 compared to $.23 for the same quarter last year. Transportation segment results were higher due to incremental profits on increased revenue, higher gains on equipment sales and lower than expected health insurance claims partially offset by increased vehicle repairs costs, increased site maintenance, and increased sales, general and administrative expenses. The mining royalty land segment's results were higher due to new property royalties partially offset by increased corporate expense allocation. The Developed property rentals segment's results were higher due to higher occupancy and lower professional fees partially offset by higher health insurance claims allocation.



TRANSPORTATION RESULTS
----------------------
                                   Three months ended December 31
                                   ------------------------------
(dollars in thousands)                2012     %      2011     %_
                                   ---------  ---  ---------  ----

Transportation revenue             $ 21,991   83%    20,316   82%
Fuel surcharges                       4,648   17%     4,525   18%
                                   --------  ----    ------  ----

Revenues                             26,639  100%    24,841  100%

Compensation and benefits             9,434   35%     8,782   35%
Fuel expenses                         6,256   24%     5,880   24%
Insurance and losses                  1,888    7%     1,995    8%
Depreciation expense                  1,707    6%     1,575    6%
Other, net                            3,005   11%     2,767   11%
Sales, general & administrative       2,307    9%     2,007    8%
Allocated corporate expenses            471    2%       395    2%
Gain on equipment sales                (226)  (1%)       (3)   0%
                                   --------  ----    ------  ----

Cost of operations                   24,842   93%    23,398   94%
                                   --------  ----    ------  ----

Operating profit                   $  1,797    7%     1,443    6%
                                   ========  ====    ======  ====


Transportation segment revenues were $26,639,000 in the first quarter of 2013, an increase of $1,798,000 over the same quarter last year. Revenue miles in the current quarter were up 3.4% compared to the first quarter of fiscal 2012 due to business growth. Revenue per mile increased 3.8% over the same quarter last year due to rate increases and higher fuel surcharges. Fuel surcharge revenue increased $123,000 due to higher fuel costs partially offset by changes to certain customer rates to incorporate fuel surcharges into base rates. The average price paid per gallon of diesel fuel increased by $.17 or 4.7% over the same quarter in fiscal 2012. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Excluding fuel surcharges, revenue per mile increased 4.6% over the same quarter last year.

The Transportation segment's cost of operations was $24,842,000 in the first quarter of 2013, an increase of $1,444,000 over the same quarter last year. The Transportation segment's cost of operations in the first quarter of 2013 as a percentage of revenue was 93% compared to 94% in the first quarter of 2012. Compensation and benefits increased $652,000 or 7.4% compared to the same quarter last year primarily due to a driver pay increase and the increase in miles driven. Fuel cost increased by $376,000 due to higher cost per gallon and the increase in miles driven. Insurance and losses decreased $107,000 compared to the same quarter last year primarily due to lower than expected health insurance claims. Depreciation expense increased $132,000 due to more trucks in service. Other expense increased $238,000 due to higher vehicle repair costs, increased site maintenance, increased tire prices and increased miles driven. Sales, general and administrative costs increased $300,000 or 14.9% compared to the same quarter last year due to severance costs, increased bonus compensation and professional fees. Allocated corporate expenses increased $76,000. Gains on equipment sales increased $223,000 due to increased sales of tractors and trailers and higher sales value on used equipment.



MINING ROYALTY LAND RESULTS
---------------------------

                                   Three months ended December 31
                                   ------------------------------
(dollars in thousands)                2012     %      2011     %
                                   ---------  ---  ---------  ----

Mining royalty land revenue        $  1,331  100%       977  100%

Property operating expenses             112    8%        99   10%
Depreciation and depletion               25    2%        32    3%
Management Company indirect              (5)   0%        (2)   0%
Allocated corporate expense             176   13%       164   17%
                                    -------  ----    ------  ----

Cost of operations                      308   23%       293   30%
                                    -------  ----    ------  ----

Operating profit                   $  1,023   77%       684   70%
                                    =======  ====    ======  ====

Mining royalty land segment revenues for the first quarter of fiscal 2013 were $1,331,000, an increase of $354,000 or

36.2% over the same quarter last year due to new property royalties and higher tons mined.

The mining royalty land segment's cost of operations was $308,000 in the first quarter of 2013, an increase of $15,000 over the same quarter last year due primarily to the $12,000 increase in allocated corporate expenses.



DEVELOPED PROPERTY RENTALS RESULTS
----------------------------------

                                   Three months ended December 31
                                   ------------------------------
(dollars in thousands)                2012     %      2011     %
                                   ---------  ---  ---------  ----

Developed property rentals revenue $  5,087  100%     4,541  100%

Property operating expenses           1,117   22%     1,216   27%
Depreciation and amortization         1,430   28%     1,341   30%
Management Company indirect             425    9%       360    8%
Allocated corporate expense             264    5%       245    5%
                                    -------  ----    ------  ----

Cost of operations                    3,236   64%     3,162   70%
                                    -------  ----    ------  ----

Operating profit                   $  1,851   36%     1,379   30%
                                   ========  ====    ======  ====

Developed property rentals segment revenues for the first quarter of fiscal 2013 were $5,087,000, an increase of $546,000 or 12.0% due to higher occupancy. Occupancy at December 31, 2012 was 86.2% as compared to 82.8% at December 31, 2011.

Developed property rentals segment's cost of operations was $3,236,000 in the first quarter of 2013, an increase of $74,000 or 2.3% over the same quarter last year. Property operating expenses decreased $99,000 due to lower professional fees. Depreciation and amortization increased $89,000 primarily due to tenant improvements. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) increased $65,000 due to higher health insurance claims. Allocated corporate expenses increased $19,000.

CONSOLIDATED RESULTS

OPERATING PROFIT - Consolidated operating profit was $4,408,000 in the first quarter of fiscal 2013, an increase of $1,194,000 or 37.1% compared to $3,214,000 in the same period last year. Operating profit in the transportation segment increased $354,000 or 24.5% due to incremental profits on increased revenue, higher gains on equipment sales and lower than expected health insurance claims partially offset by increased vehicle repairs costs, increased site maintenance, and increased sales, general and administrative expenses. Operating profit in the mining royalty land segment increased $339,000 or 49.6% due to new property royalties partially offset by increased corporate expense allocation. Operating profit in the Developed property rentals segment increased $472,000 or 34.2% due to higher occupancy and lower professional fees partially offset by higher health insurance claims allocation. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $263,000 in the first quarter of fiscal 2013, a decrease of $29,000 compared to the same period last year.

GAIN ON TERMINATION OF SALE CONTRACT - First quarter fiscal 2012 includes a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company's Windlass Run Residential property.

GAIN ON INVESTMENT LAND SOLD - Gain on investment land sold for the first quarter of fiscal 2013 included a gain on the sale of the developed property rentals Commonwealth property of $1,116,000 before income taxes. The book value of the property was $723,000.

Interest income and other (expense) income, net - Interest income and other (expense) income, net increased $23,000 over the same quarter last year primarily due to funds received in consideration for the conveyance of easement property.

Interest expense - Interest expense decreased $376,000 over the same quarter last year due to higher capitalized interest and declining mortgage principal balance. The amount of interest capitalized on real estate projects under development was $297,000 higher than the same quarter in fiscal 2012 primarily due to resumed development of Patriot Business Park in April 2012.

INCOME TAXES - Income tax expense increased $671,000 over the same quarter last year due to higher earnings from continuing operations compared to the same quarter last year.

INCOME FROM CONTINUING OPERATIONS - Income from continuing operations was $3,123,000 or $.33 per diluted share in the first quarter of fiscal 2013, an increase of 47.0% compared to $2,125,000 or $.23 per diluted share for the same period last year. The $998,000 increase was primarily due to the $1,669,000 increase in operating profits offset by higher income taxes.

DISCONTINUED OPERATIONS - The after tax loss from discontinued operations for the first quarter of fiscal 2012 was $1,000. Diluted earnings per share on discontinued operations for the first quarter of fiscal 2013 and fiscal 2012 was $.00.

NET INCOME - Net income for the first quarter of fiscal 2013 was $3,123,000 compared to $2,124,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2013 were $.33 compared to $.23 for the same quarter last year. Transportation segment results were higher due to incremental profits on increased revenue, higher gains on equipment sales and lower than expected health insurance claims partially offset by increased vehicle repairs costs, increased site maintenance, and increased sales, general and administrative expenses. The mining royalty land segment's results were higher due to new property royalties partially offset by increased corporate expense allocation. The Developed property rentals segment's results were higher due to higher occupancy and lower professional fees partially offset by higher health insurance claims allocation.

LIQUIDITY AND CAPITAL RESOURCES. For the first three months of fiscal 2013, the Company used cash provided by operating activities of continuing operations of $3,848,000, proceeds from the sale of plant, property and equipment of
$2,202,000,  proceeds  from  the exercise of employee stock options of $407,000, excess tax benefits from the exercise of stock options of $763,000, and cash balances to purchase $6,787,000 in transportation equipment, to expend $4,164,000 in real estate development, to invest $32,000 in the Brooksville Joint Venture, to make $1,277,000 scheduled payments on long-term debt and to repurchase Company stock for $233,000. Cash decreased $5,273,000.

Cash flows from operating activities for the first three months of fiscal 2013 were $1,522,000 lower than the same period last year primarily due to a decrease in accrued insurance liabilities. Accrued insurance liabilities decreased due to payments to our new insurer under a captive agreement along with payment in settlement of three unusually large prior year liability and health claims. Payments under the captive agreement are for the fiscal 2013 year-to-date loss fund as estimated in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments.

Cash flows used in investing activities for the first three months of fiscal 2013 were $2,402,000 higher reflecting the increased purchase of transportation equipment for growth and replacement and real estate development partially offset by a pretax gain of $1,116,000 on the sale of the Commonwealth property.

Cash flows used in financing activities for the first three months of fiscal 2013 were $627,000 lower than the same period last year due to higher stock option exercises.

On December 21, 2012, the Company entered into a modified credit agreement with Wells Fargo Bank, N.A. (the "Credit Agreement"). The Credit Agreement modifies the Company's prior Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association ("Wachovia"), Bank of America, N.A.,
SunTrust Bank, and Compass Bank dated as of November 10, 2004. The Credit Agreement is for a 5 year term with a maximum facility amount of $55 million. The Credit Agreement provides a revolving credit facility (the "Revolver") with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. Letters of credit in the amount of $9,009,000 were issued under the Revolver. As of December 31, 2012, $45,991,000 was available for borrowing and $58,719,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2012.

The Company had $9,009,000 of irrevocable letters of credit outstanding as of December 31, 2012. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company's common stock from time to time as opportunities arise. During the first three months of fiscal 2013 the Company repurchased 8,700 shares for $233,000. As of December 31, 2012, $3,682,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company has committed to make additional capital contributions of up to $130,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan Materials Company.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

SUMMARY AND OUTLOOK. Transportation segment miles for this year were 3.4% higher than last year. The Company continues to succeed in adding drivers and customers and anticipates increasing segment miles during fiscal 2013.

Developed property rentals occupancy has increased from 82.8% to 86.2% over December 31, 2011 as the market for new tenants has improved and traffic for vacant space has increased. Occupancy at December 31, 2012 and 2011 included 25,660 square feet or .9% and 104,226 square feet or 3.4% respectively for temporary storage under a less than full market lease rate. The Company resumed development of Patriot Business Park effective April 1, 2012 due to two recent developments. On February 15, 2012, the Company signed an agreement to sell
15.18 acres of land at the site for a purchase price of $4,774,577 which would result in a profit on the sale if completed. The Company also entered into a build to suit lease signed April 2, 2012, for a 117,600 square foot building which is substantially completed and occupancy is anticipated during the quarter ending March 31, 2013.

Windlass Run Residential (previously Bird River), located in southeastern Baltimore County, Maryland, is a 121 acre tract of land adjacent to our Windlass Run Business Park. In September 2012, the Company received a non-binding letter of intent to sell the property for $18.8 million in two phases. The letter of intent to sell the property has been converted into 2 executed contracts with a due diligence period expiring on February 21, 2013. The contracts contemplate the sale of the phase 1 of the property in the quarter ending June 30, 2013 for $7.9 million and the balance for $10.9 million approximately 18 months later.

On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. ("MRP") to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The Contribution Agreement provides that the formation of the Joint Venture will be subject to customary conditions precedent, including approval of a planned unit development, zoning modification and extension of the existing PUD to provide for approximately 300,000 square feet of residential development (including approximately 18,000 square feet of retail) on the Property in lieu of 250,000 square feet of commercial office space (including some retail) as currently approved for phase 1 of the master development. If these conditions are satisfied, the parties will enter into a formal joint venture agreement wherein the Company will contribute the land comprising phase I to the joint venture in return for approximately a fifty percent (50%) interest in the venture. MRP will contribute capital of $4,500,000 to the joint venture. MRP will raise any additional equity capital (currently estimated to be $11,000,000, subject to revision based on various factors) and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. At this point the Company anticipates commencement of construction of Phase I in early 2014 with lease up scheduled between late 2015 and all of 2016. On January 14, 2013, the Company received "Final Action" on the modification and extension to the previously approved planned unit development from the District of Columbia Zoning Commission. The appeal period on this action will expire in early March 2013.


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

As of December 31, 2012, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first three months that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

                                      (c)
                                      Total
                                      Number of
                                      Shares       (d)
                                      Purchased    Approximate
             (a)                      As Part of   Dollar Value of
             Total       (b)          Publicly     Shares that May
             Number of   Average      Announced    Yet Be Purchased
             Shares      Price Paid   Plans or     Under the Plans
Period       Purchased   per Share    Programs     or Programs (1)
------       ---------   ----------   ----------   ---------------
October 1
through
October 31           0   $     -             0      $ 3,915,000

November 1
through
November 30          0   $     -             0      $ 3,915,000

December 1
through
December 31      8,700   $ 26.76             0      $ 3,682,000
             ---------                --------

Total            8,700   $ 26.76             0

(1) In December 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company's common stock from time to time as opportunities arise.

ITEM 6.  EXHIBITS

(a) Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 32.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 6, 2013           PATRIOT TRANSPORTATION HOLDING, INC.


                           Thompson S. Baker II
                           Thompson S. Baker II
                           President and Chief Executive
                            Officer


                           John D. Milton, Jr. John D. Milton, Jr. Executive Vice President, Treasurer,
                            Secretary and Chief Financial Officer


                           John D. Klopfenstein
                           John D. Klopfenstein
                           Controller and Chief
                            Accounting Officer





                       PATRIOT TRANSPORTATION HOLDING, INC.
                 FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2012
                                  EXHIBIT INDEX


(10)(h) Amended and Restated Credit Agreement dated December 21, 2012 between Patriot Transportation Holding, Inc. as Borrower and Wells Fargo Bank, N.A. as lender. Filed herein.

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