Form 10-Q
period 2013-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2013-05-01
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

 Commission File Number: 33-26115

_____________________

PATRIOT TRANSPORTATION HOLDING, INC.

(Exact name of registrant as specified in its charter)

_____________________

Florida	59-2924957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

904-396-5733

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common Stock, $.10 par value	9,544,720 shares
per share
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

CONTENTS

2

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as ”anticipate”, ”estimate”, ”plans”, ”projects”, ”continuing”, ”ongoing”, ”expects”, ”management believes”, ”the Company believes”, ”the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company’s markets; levels of construction activity in the markets served by our mining properties; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition in our markets; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

3

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31,	September 30,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$4,527	6,713
Accounts receivable (net of allowance for
doubtful accounts of $156 and $129, respectively)	7,008	7,019
Real estate tax refund receivable	2,352	2,311
Federal and state income taxes receivable	587	426
Inventory of parts and supplies	1,013	843
Prepaid tires on equipment	1,707	1,631
Prepaid taxes and licenses	903	2,050
Prepaid insurance	1,469	2,371
Prepaid expenses, other	110	70
Real estate held for sale, at cost	7,050	3,485
Total current assets	26,726	26,919

Property, plant and equipment, at cost	342,671	338,702
Less accumulated depreciation and depletion	112,985	110,681
Net property, plant and equipment	229,686	228,021

Real estate held for investment, at cost	4,125	3,640
Investment in joint venture	7,537	7,521
Goodwill	1,087	1,087
Unrealized rents	4,434	4,155
Other assets	4,709	4,362
Total assets	$278,304	275,705

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,660	5,266
Deferred income taxes	119	58
Accrued payroll and benefits	4,372	5,164
Accrued insurance	1,916	3,249
Accrued liabilities, other	1,075	1,189
Long-term debt due within one year	5,375	5,239
Total current liabilities	16,517	20,165

Long-term debt, less current portion	54,419	57,131
Deferred income taxes	19,683	18,199
Accrued insurance	1,610	1,659
Other liabilities	3,936	3,833
Commitments and contingencies (Note 8)	—	—
Shareholders' equity:
Preferred stock, no par value;
5,000,000 shares authorized; none issued
Common stock, $.10 par value;
25,000,000 shares authorized,
9,544,720 and 9,440,620 shares issued
and outstanding, respectively	954	944
Capital in excess of par value	43,750	41,539
Retained earnings	137,403	132,203
Accumulated other comprehensive income, net	32	32
Total shareholders' equity	182,139	174,718
Total liabilities and shareholders' equity	$278,304	275,705
See accompanying notes
4

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		SIX MONTHS ENDED MARCH 31,
	2013	2012	2013	2012
Revenues:
Transportation	$27,176	25,449	53,815	50,290
Mining royalty land	1,244	1,025	2,575	2,002
Developed property rentals	5,448	4,852	10,535	9,393
Total revenues	33,868	31,326	66,925	61,685

Cost of operations:
Transportation	25,255	23,659	50,097	47,057
Mining royalty land	318	323	626	616
Developed property rentals	3,318	3,341	6,554	6,503
Unallocated corporate	669	559	932	851
Total cost of operations	29,560	27,882	58,209	55,027

Operating profit:
Transportation	1,921	1,790	3,718	3,233
Mining royalty land	926	702	1,949	1,386
Developed property rentals	2,130	1,511	3,981	2,890
Unallocated corporate	(669)	(559)	(932)	(851)
Total operating profit	4,308	3,444	8,716	6,658

Gain on termination of sale contract	—	—	—	1,039
Gain on investment land sold	—	—	1,116	—
Interest income and other	5	12	37	21
Equity in loss of joint venture	(11)	(1)	(19)	(8)
Interest expense	(580)	(794)	(1,008)	(1,598)

Income before income taxes	3,722	2,661	8,842	6,112
Provision for income taxes	(1,451)	(1,022)	(3,448)	(2,348)
Income from continuing operations	2,271	1,639	5,394	3,764

Income from discontinued operations, net	—	4	—	3

Net income	$2,271	1,643	5,394	3,767

Comprehensive Income	$2,271	1,643	5,394	3,767

Earnings per common share:
Income from continuing operations -
Basic	0.24	0.18	0.57	0.40
Diluted	0.24	0.17	0.56	0.40
Discontinued operations (Note 11) -
Basic	—	—	—	—
Diluted	—	—	—	—

Net income - basic	0.24	0.18	0.57	0.40
Net income - diluted	0.24	0.17	0.56	0.40

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,527	9,353	9,481	9,321
-diluted earnings per common share	9,599	9,471	9,565	9,446

See accompanying notes
5

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands)

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$5,394	3,767
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Depreciation, depletion and amortization	6,738	6,306
Deferred income taxes	1,545	936
Equity in loss of joint venture	19	8
Gain on sale of equipment and property	(1,812)	(1,536)
Income from discontinued operations, net	—	(3)
Stock-based compensation	726	547
Net changes in operating assets and liabilities:
Accounts receivable	11	(9)
Inventory of parts and supplies	(170)	71
Prepaid expenses and other current assets	1,933	1,815
Other assets	(1,049)	(737)
Accounts payable and accrued liabilities	(3,845)	(1,544)
Income taxes payable and receivable	(161)	(865)
Long-term insurance liabilities and other long-term
liabilities	54	(319)
Net cash provided by operating activities of
continuing operations	9,383	8,437
Net cash provided by operating activities of
discontinued operations	—	7
Net cash provided by operating activities	9,383	8,444

Cash flows from investing activities:
Purchase of transportation group property and equipment	(7,361)	(5,403)
Investments in developed property rentals segment	(5,571)	(4,046)
Investment in joint venture	(39)	(70)
Proceeds from the sale of property, plant and equipment	2,677	1,609
Net cash used in investing activities	(10,294)	(7,910)

Cash flows from financing activities:
Repayment of long-term debt	(2,576)	(2,410)
Repurchase of Company Stock	(233)	(137)
Proceeds from borrowing on revolving credit facility	1,000	—
Payment on revolving credit facility	(1,000)	—
Excess tax benefits from exercises of stock options
and vesting of restricted stock	539	353
Exercise of employee stock options	995	671
Net cash used in financing activities	(1,275)	(1,523)

Net decrease in cash and cash equivalents	(2,186)	(989)
Cash and cash equivalents at beginning of period	6,713	21,026
Cash and cash equivalents at end of the period	$4,527	20,037

The Company recorded non-cash transactions for a receivable on previously capitalized real estate taxes on the Anacostia property of $41 and $2,250 in the first six months fiscal 2013 and 2012 respectively.

See accompanying notes.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the “Company”). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2012.

(2) Stock Split. On December 1, 2010, the Board of Directors declared a 3-for-1 stock split of the Company’s common stock in the form of a stock dividend. The record date for the split was January 3, 2011 and the new shares were issued on January 17, 2011. The total authorized shares remained 25 million and par value of common stock remained unchanged at $.10 per share. All share and per share information presented has been adjusted to reflect this stock split.

(3) Recent Accounting Pronouncements. In February 2013, accounting guidance was issued to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and is not expected to have a material effect on the Company’s financial position or results of operations.

(4) Business Segments. The Company operates in three reportable business segments. The Company’s operations are substantially in the Southeastern and Mid-Atlantic states. The transportation segment hauls petroleum and other liquids and dry bulk commodities by tank trailers. The Company’s real estate operations consist of two reportable segments. The Mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The Developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area, and holds real estate for future development or related to its developments.

The Company’s transportation and real estate groups operate independently and have minimal shared overhead except for corporate expenses. Corporate expenses are allocated in fixed quarterly amounts based upon budgeted and estimated proportionate cost by segment. Unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Transportation	$27,176	25,449	$53,815	50,290
Mining royalty land	1,244	1,025	2,575	2,002
Developed property rentals	5,448	4,852	10,535	9,393
	$33,868	31,326	$66,925	61,685

Operating profit:
Transportation	$2,328	2,186	$4,596	4,024
Mining royalty land	1,102	865	2,301	1,713
Developed property rentals	2,394	1,757	4,509	3,381
Corporate expenses:
Allocated to transportation	(407)	(396)	(878)	(791)
Allocated to mining land	(176)	(163)	(352)	(327)
Allocated to developed property	(264)	(246)	(528)	(491)
Unallocated	(669)	(559)	(932)	(851)
	(1,516)	(1,364)	(2,690)	(2,460)
	$4,308	3,444	$8,716	6,658

Interest expense:
Mining royalty land	$12	9	$23	19
Developed property rentals	568	785	985	1,579
	$580	794	$1,008	1,598

Capital expenditures:
Transportation	$574	614	$7,361	5,403
Mining royalty land	—	—	—	—
Developed property rentals:
Capitalized interest	417	284	1,008	578
Internal labor	108	117	218	258
Real estate taxes (a)	256	(90)	507	(1,697)
Other costs	626	939	3,838	2,657
	$1,981	1,864	$12,932	7,199

(a)Includes $2,250 receivable on previously capitalized real estate taxes on the Anacostia property for the six months ended March 31, 2012.

Depreciation, depletion and
amortization:
Transportation	$1,827	1,720	$3,580	3,328
Mining royalty land	23	27	48	59
Developed property rentals	1,515	1,373	2,903	2,714
Other	102	103	207	205
	$3,467	3,223	$6,738	6,306

	March 31,	September 30,
Identifiable net assets	2013	2012
Transportation	$45,432	42,642
Mining royalty land	39,476	39,695
Developed property rentals	186,495	184,358
Cash items	4,527	6,713
Unallocated corporate assets	2,374	2,297
	$278,304	275,705

(5) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	March 31,	September 30,
	2013	2012
5.6% to 8.6% mortgage notes
due in installments through 2027	$59,794	62,370
Less portion due within one year	5,375	5,239
	$54,419	57,131

On December 21, 2012, the Company entered into a modified credit agreement with Wells Fargo Bank, N.A. (the "Credit Agreement"). The Credit Agreement modifies the Company's prior Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association ("Wachovia"), Bank of America, N.A., SunTrust Bank, and Compass Bank dated as of November 10, 2004. The Credit Agreement is for a 5 year term with a maximum facility amount of $55 million. The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. Wells Fargo Bank, N.A. is the sole lender under the modified Credit Agreement. The Credit Agreement bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the Revolver portion of the credit agreement. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. Letters of credit in the amount of $9,009,000 were issued under the Revolver. As of March 31, 2013, $45,991,000 was available for borrowing and $60,231,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of

March 31, 2013.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2013, the carrying amount and fair value of such other long-term debt was $59,794,000 and $64,389,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2013	2012	2013	2012
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,527	9,353	9,481	9,321

Common shares issuable under
share based payment plans
which are potentially dilutive	72	118	84	125

Common shares used for diluted
earnings per common share	9,599	9,471	9,565	9,446

Net income	$2,271	1,643	5,394	3,767

Earnings per common share
Basic	$0.24	0.18	0.57	0.40
Diluted	$0.24	0.17	0.56	0.40

For the three and six months ended March 31, 2013, 165,740 and 173,240 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2012, 164,560 and 172,060 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 537,880 at March 31, 2013.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2013	2012	2013	2012
Stock option grants	$89	91	219	227
Annual director stock award	507	320	507	320
	$596	411	726	547

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2012	481,210	$17.52	3.8	$3,782
Granted	46,180	$26.20		$489
Exercised	93,300	$10.67		$505
Outstanding at
March 31, 2013	434,090	$19.92	4.5	$3,766
Exercisable at
March 31, 2013	338,078	$18.31	3.4	$2,730
Vested during
six months ended
March 31, 2013	20,612			$199

The aggregate intrinsic value of exercisable in-the-money options was $3,326,000 and the aggregate intrinsic value of all outstanding in-the-money options was $3,575,000 based on the market closing price of $27.82 on March 28, 2013 less exercise prices. Gains of $1,448,000 were realized by option holders during the six months ended March 31, 2013. The realized tax benefit from options exercised for the six months ended March 31, 2013 was $560,000. Total compensation cost of options granted but not yet vested as of March 31, 2013 was $867,000, which is expected to be recognized over a weighted-average period of 3.6 years.

(8) Contingent liabilities. Certain of the Company’s subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability for the transportation segment may be understated or overstated but the possible range can not be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. In the opinion of management, none of these matters are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

(9) Concentrations. The transportation segment primarily serves customers in the petroleum industry in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first six months of fiscal 2013, the transportation segment’s ten largest customers accounted for approximately 54.9% of the transportation segment’s revenue. One of these customers accounted for 20.0% of the transportation segment’s revenue. The loss of any one of these customers would have an adverse effect on the Company’s revenues and income. Accounts receivable from the transportation segment’s ten largest customers was $3,197,000 and $2,988,000 at March 31, 2013 and September 30, 2012 respectively.

The mining royalty land segment has one lessee that accounted for 73.4% of the segment’s revenues and $149,000 of accounts receivable at March 31, 2013. The loss of this customer would have an adverse effect on the segment.

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

As of March 31, 2013 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all other financial instruments with the exception of mortgage notes (see Note 5) approximates the carrying value due to the short-term nature of such instruments.

(11) Discontinued operations. In August 2009, the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements – Discontinued Operations. All periods presented have been restated accordingly.

A summary of discontinued operations is as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenue	$—	15	—	30
Operating expenses	—	9	—	25
Gain on sale before taxes	—	—	—	—
Income before income taxes	$—	6	—	5
Permanent tax benefit	—	—	—	—
Provision for income taxes	—	(2)	—	(2)
Income from discontinued operations	$—	4	—	3

(12) Real Estate Held for Sale. In September 2012 the Company received a non-binding letter of intent to sell phase 1 of the Windlass Run Residential property. The property was under contract and expected to close during fiscal 2013 for $7.9 million but the contract expired during the due diligence period. The Company executed a similar contract on April 17, 2013 with another buyer with a due diligence period expiring on June 15, 2013. The contract contemplates the sale of phase 1 of the property in the quarter ending September 30, 2013 for $8.0 million. The book value of the property at March 31, 2013 was $2,890,000.

On February 15, 2012, the Company signed an agreement to sell 15.18 acres of land at Patriot Business Park for a purchase price of $4,774,577 subject to an escrow for the Company’s obligations related to future site and offsite development. The book value of the property at March 31, 2013 was $3,579,000.

On April 22, 2013 the Company signed an agreement to sell 5.38 acres of land at Hollander 95 Business Park for a purchase price of $1,520,000 subject to the Company’s obligations related to future site and offsite development. The book value of the property at March 31, 2013 was $580,000.

(13) Unusual or Infrequent Items Impacting Quarterly Results. Income from continuing operations for the first quarter of fiscal 2013 included a gain on the sale of the developed property rentals Commonwealth property in Jacksonville, Florida, of $1,116,000 before income taxes. The book value of the property was $723,000.

Income from continuing operations for the first quarter of fiscal 2012 included a gain on termination of sale contract in the amount of $1,039,000 before income taxes for the receipt of non-refundable deposits related to the termination of an agreement to sell the Company’s Windlass Run Residential property.

Accrued insurance liabilities decreased $1,382,000 during the six months ending March 31, 2013 due to payments to our new insurer under a captive agreement along with payment in settlement of three unusually large prior year liability and health claims. Payments under the captive agreement are for the fiscal 2013 year-to-date loss fund as estimated in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview – Patriot Transportation Holding, Inc. (the Company) is a holding company engaged in the transportation and real estate businesses.

The Company’s transportation business, Florida Rock & Tank Lines, Inc. is engaged in hauling primarily petroleum and other liquids and dry bulk commodities in tank trailers.

The Company’s real estate operations consist of two reportable segments. The Mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The Developed property rentals segment acquires, constructs, leases, operates and manages office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area, and holds real estate for future development or related to its developments. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States.

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity, aggregates sales by lessees from the Company’s mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Baltimore-Washington-Northern Virginia area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers’ compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability for the transportation group may be understated or overstated but the possible range can not be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Comparative Results of Operations for the Three months ended March 31, 2013 and 2012

Consolidated Results – Net income for the second quarter of fiscal 2013 was $2,271,000 compared to $1,643,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2013 were $.24 compared to $.17 for the same quarter last year.

Transportation segment results were higher due to incremental profits on increased revenue mostly offset by higher accident cost and health insurance claims. The mining royalty land segment’s results were higher due to new property royalties offset by lower timber sales. The Developed property rentals segment’s results were higher due to higher occupancy and lower professional fees.

Transportation Results

	Three months ended March 31
(dollars in thousands)	2013	%	2012	%

Transportation revenue	$22,460	83%	20,656	81%
Fuel surcharges	4,716	17%	4,793	19%

Revenues	27,176	100%	25,449	100%

Compensation and benefits	9,733	36%	9,280	37%
Fuel expenses	6,470	24%	6,216	24%
Insurance and losses	2,193	8%	1,601	6%
Depreciation expense	1,781	7%	1,677	7%
Other, net	3,081	11%	2,878	11%
Sales, general & administrative	2,023	8%	2,083	8%
Allocated corporate expenses	407	1%	396	2%
Gain on equipment sales	(433)	-2%	(472)	-2%

Cost of operations	25,255	93%	23,659	93%

Operating profit	$1,921	7%	1,790	7%

Transportation segment revenues were $27,176,000 in the second quarter of 2013, an increase of $1,727,000 over the same quarter last year. Revenue miles in the current quarter were up 5.4% compared to the second quarter of fiscal 2012 due to business growth and a longer average haul length. Revenue per mile increased 1.4% over the same quarter last year due to rate increases and higher fuel surcharges partially offset by a longer average haul length. Fuel surcharge revenue decreased $77,000 due to changes to certain customer rates to incorporate fuel surcharges into base rates. The average price paid per gallon of diesel fuel decreased by $.01 over the same quarter in fiscal 2012. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Excluding fuel surcharges, revenue per mile increased 3.3% over the same quarter last year.

The Transportation segment’s cost of operations was $25,255,000 in the second quarter of 2013, an increase of $1,596,000 over the same quarter last year. The Transportation segment’s cost of operations in the second quarter of 2013 as a percentage of revenue was 93% compared to 93% in the second quarter of 2012. Compensation and benefits increased $453,000 or 4.9% compared to the same quarter last year primarily due to a driver pay increase and the increase in miles driven. Fuel cost increased by $254,000 due to the increase in miles driven. Insurance and losses increased $592,000 compared to the same quarter last year primarily due to higher accident and health insurance claims. Depreciation expense increased $104,000 due to the higher cost of newer equipment. Other expense increased $203,000 due to increased driver travel and increased miles driven. Sales, general and administrative costs decreased $60,000 or 2.9% compared to the same quarter last year due to lower staffing and professional fees offset partially by increased bonus compensation. Allocated corporate expenses increased $11,000. Gains on equipment sales decreased $39,000 due to decreased sales of tractors.

Mining Royalty Land Results

	Three months ended March 31
(dollars in thousands)	2013	%	2012	%

Mining royalty land revenue	$1,244	100%	1,025	100%

Property operating expenses	122	10%	130	13%
Depreciation and depletion	23	2%	27	3%
Management Company indirect	(3)	0%	3	0%
Allocated corporate expenses	176	14%	163	16%

Cost of operations	318	26%	323	32%

Operating profit	$926	74%	702	68%

Mining royalty land segment revenues for the second quarter of fiscal 2013 were $1,244,000, an increase of $219,000 or 21.4% over the same quarter last year due to royalties on a new property purchased in May 2012 along with a shift in production at one location increasing the share of mining on property owned by the Company partially offset by lower timber sales.

The mining royalty land segment’s cost of operations was $318,000 in the second quarter of 2013, a decrease of $5,000 over the same quarter last year due primarily to lower professional fees.

Developed Property Rentals Results

	Three months ended March 31
(dollars in thousands)	2013	%	2012	%

Developed property rentals revenue	$5,448	100%	4,852	100%

Property operating expenses	1,240	23%	1,228	26%
Depreciation and amortization	1,421	26%	1,373	28%
Management Company indirect	393	7%	494	10%
Allocated corporate expenses	264	5%	246	5%

Cost of operations	3,318	61%	3,341	69%

Operating profit	$2,130	39%	1,511	31%
17

Developed property rentals segment revenues for the second quarter of fiscal 2013 were $5,448,000, an increase of $596,000 or 12.3% due to higher occupancy and revenue on the 117,600 square foot build to suit building completed and occupied during the period. Occupancy at March 31, 2013 was 88.5% as compared to 86.0% at March 31, 2012.

Developed property rentals segment’s cost of operations was $3,318,000 in the second quarter of 2013, a decrease of $23,000 or .7% over the same quarter last year. Property operating expenses increased $12,000 due to higher occupancy and the newly completed building mostly offset by lower professional fees. Depreciation and amortization increased $48,000 primarily due to the newly completed build to suit building. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $101,000 due to lower professional fees and salaries. Allocated corporate expenses increased $18,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $4,308,000 in the second quarter of fiscal 2013, an increase of $864,000 or 25.1% compared to $3,444,000 in the same period last year. Operating profit in the transportation segment increased $131,000 or 7.3% due to incremental profits on increased revenue mostly offset by higher accident costs and health insurance claims. Operating profit in the mining royalty land segment increased $224,000 or 31.9% due to royalties on a new property purchased in May 2012 along with a shift in production at one location increasing the share of mining on property owned by the Company partially offset by increased corporate expense allocation and lower timber sales. Operating profit in the Developed property rentals segment increased $619,000 or 41.0% due to higher occupancy, the 117,600 square foot build to suit building completed and occupied during the period, and lower professional fees. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $669,000 in the second quarter of fiscal 2013, an increase of $110,000 compared to the same period last year.

Interest income and other (expense) income, net – Interest income and other (expense) income, net decreased $7,000 over the same quarter last year.

Interest expense – Interest expense decreased $214,000 over the same quarter last year due to higher capitalized interest and declining mortgage principal balance. The amount of interest capitalized on real estate projects under development was $133,000 higher than the same quarter in fiscal 2012 primarily due to resumed development of Patriot Business Park in April 2012.

Income taxes – Income tax expense increased $429,000 over the same quarter last year due to higher earnings from continuing operations compared to the same quarter last year.

Income from continuing operations – Income from continuing operations was $2,271,000 or $.24 per diluted share in the second quarter of fiscal 2013, an increase of 38.6% compared to $1,639,000 or $.17 per diluted share for the same period last year. The $632,000 increase was primarily due to the $864,000 increase in operating profits offset by higher income taxes.

Discontinued operations – The after tax income from discontinued operations for the second quarter of fiscal 2012 was $4,000.

Net income - Net income for the second quarter of fiscal 2013 was $2,271,000 compared to $1,643,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2013 were $.24 compared to $.17 for the same quarter last year. Transportation segment results were higher due to incremental profits on increased revenue mostly offset by higher accident cost and health insurance claims. The mining royalty land segment’s results were higher due to new property royalties offset by lower timber sales. The Developed property rentals segment’s results were higher due to higher occupancy, the 117,600 square foot build to suit building completed and occupied during the period and lower professional fees.

Comparative Results of Operations for the Six months ended March 31, 2013 and 2012

Consolidated Results – Net income for the first six months of fiscal 2013 was $5,394,000 compared to $3,767,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2013 were $.56 compared to $.40 for the same quarter last year. Transportation segment results were higher due to incremental profits on increased revenue and higher gains on equipment partially offset by increased vehicle repairs costs, increased site maintenance, and increased sales, general and administrative expenses. The mining royalty land segment’s results were higher due to new property royalties and lower depletion partially offset by increased corporate expense allocation and lower timber sales. The Developed property rentals segment’s results were higher due to higher occupancy and lower professional fees partially offset by higher health insurance claims allocation.

Transportation Results

	Six months ended March 31
(dollars in thousands)	2013	%	2012	%

Transportation revenue	$44,451	83%	40,972	81%
Fuel surcharges	9,364	17%	9,318	19%

Revenues	53,815	100%	50,290	100%

Compensation and benefits	19,167	36%	18,062	36%
Fuel expenses	12,726	24%	12,096	24%
Insurance and losses	4,081	7%	3,596	7%
Depreciation expense	3,488	6%	3,252	7%
Other, net	6,086	11%	5,646	11%
Sales, general & administrative	4,330	8%	4,090	8%
Allocated corporate expenses	878	2%	791	2%
Gain on equipment sales	(659)	-1%	(476)	-1%

Cost of operations	50,097	93%	47,057	94%

Operating profit	$3,718	7%	3,233	6%

Transportation segment revenues were $53,815,000 in the first six months of 2013, an increase of $3,525,000 over the same period last year. Revenue miles in the first six months of fiscal 2013 were up 4.4% compared to the first six months of fiscal 2012 due to business growth and a slightly longer average haul length. Revenue per mile increased 2.7% over the same period last year due to rate increases and higher fuel surcharges. Fuel surcharge revenue increased $46,000 due to higher fuel costs partially offset by changes to certain customer rates to incorporate fuel surcharges into base rates. The average price paid per gallon of diesel fuel increased by $.08 or 2.2% over the same period in fiscal 2012. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Excluding fuel surcharges, revenue per mile increased 3.8% over the same period last year.

The Transportation segment’s cost of operations was $50,097,000 in the first six months of 2013, an increase of $3,040,000 over the same period last year. The Transportation segment’s cost of operations in the first six months of 2013 as a percentage of revenue was 93% compared to 94% in the first six months of 2012. Compensation and benefits increased $1,105,000 or 6.1% compared to the same period last year primarily due to a driver pay increase and the increase in miles driven. Fuel cost increased by $630,000 due to higher cost per gallon and the increase in miles driven. Insurance and losses increased $485,000 compared to the same period last year primarily due to higher accident claims. Depreciation expense increased $236,000 due to more trucks in service. Other expense increased $440,000 due to higher vehicle repair costs, increased site maintenance, increased tire prices and increased miles driven. Sales, general and administrative costs increased $240,000 or 5.9% compared to the same period last year due to severance costs and increased bonus compensation. Allocated corporate expenses increased $87,000. Gains on equipment sales increased $183,000 due to increased sales of tractors.

Mining Royalty Land Results

	Six months ended March 31
(dollars in thousands)	2013	%	2012	%

Mining royalty land revenue	$2,575	100%	2,002	100%

Property operating expenses	234	9%	229	12%
Depreciation and depletion	48	2%	59	3%
Management Company indirect	(8)	0%	1	0%
Allocated corporate expenses	352	13%	327	16%

Cost of operations	626	24%	616	31%

Operating profit	$1,949	76%	1,386	69%

Mining royalty land segment revenues for the first six months of fiscal 2013 were $2,575,000, an increase of $573,000 or 28.6% over the same period last year due to royalties on a new property purchased in May 2012 along with a shift in production at one location increasing the share of mining on property owned by the Company partially offset by lower timber sales.

The mining royalty land segment’s cost of operations was $626,000 in the first six months of 2013, an increase of $10,000 over the same period last year due primarily to the $25,000 increase in allocated corporate expenses offset by an $11,000 decrease in depreciation and depletion expenses.

Developed Property Rentals Results

	Six months ended March 31
(dollars in thousands)	2013	%	2012	%

Developed property rentals revenue	$10,535	100%	9,393	100%

Property operating expenses	2,357	22%	2,444	26%
Depreciation and amortization	2,851	27%	2,714	29%
Management Company indirect	818	8%	854	9%
Allocated corporate expenses	528	5%	491	5%

Cost of operations	6,554	62%	6,503	69%

Operating profit	$3,981	38%	2,890	31%

Developed property rentals segment revenues for the first six months of fiscal 2013 were $10,535,000, an increase of $1,142,000 or 12.2% due to higher occupancy and revenue on a 117,600 square foot build to suit building completed and occupied during the period. Occupancy at

March 31, 2013 was 88.5% as compared to 86.0% at March 31, 2012.

Developed property rentals segment’s cost of operations was $6,554,000 in the first six months of 2013, an increase of $51,000 or .8% over the same period last year. Property operating expenses decreased $87,000 due to lower professional fees. Depreciation and amortization increased $137,000 due to the newly completed build to suit along with other building tenant improvements. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $36,000 due to lower professional fees. Allocated corporate expenses increased $37,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $8,716,000 in the first six months of fiscal 2013, an increase of $2,058,000 or 30.9% compared to $6,658,000 in the same period last year. Operating profit in the transportation segment increased $485,000 or 15.0% due to incremental profits on increased revenue and higher gains on equipment sales partially offset by higher accident costs, increased vehicle repair costs, increased site maintenance, and increased sales, general and administrative expenses. Operating profit in the mining royalty land segment increased $563,000 or 40.6% due to royalties on a new property purchased in May 2012 along with a shift in production at one location increasing the share of mining on property owned by the Company partially offset by increased corporate expense allocation and lower timber sales. Operating profit in the Developed property rentals segment increased $1,091,000 or 37.8% due to higher occupancy, the 117,600 square foot build to suit building completed and occupied during the period and lower professional fees partially offset by higher health insurance claims allocation. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $932,000 in the first six months of fiscal 2013, an increase of $81,000 compared to the same period last year.

Gain on termination of sale contract – The first six months of fiscal 2012 includes a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company’s Windlass Run Residential property.

Gain on investment land sold – Gain on investment land sold for the first six months of fiscal 2013 includes a gain on the sale of the developed property rentals Commonwealth property of $1,116,000 before income taxes. The book value of the property was $723,000.

Interest income and other (expense) income, net – Interest income and other (expense) income, net increased $16,000 over the same period last year primarily due to funds received in consideration for the conveyance of easement property.

Interest expense – Interest expense decreased $590,000 over the same period last year due to higher capitalized interest and declining mortgage principal balance. The amount of interest capitalized on real estate projects under development was $430,000 higher than the same period in fiscal 2012 primarily due to resumed development of Patriot Business Park in April 2012.

Income taxes – Income tax expense increased $1,100,000 over the same period last year due to higher earnings from continuing operations compared to the same quarter last year.

Income from continuing operations – Income from continuing operations was $5,394,000 or $.56 per diluted share in the first six months of fiscal 2013, an increase of 43.3% compared to $3,764,000 or $.40 per diluted share for the same period last year. The $1,630,000 increase was primarily due to the $2,058,000 increase in operating profits offset by higher income taxes and the $590,000 decrease in interest expense.

Discontinued operations – The after tax income from discontinued operations for the first six months of fiscal 2012 was $3,000. Diluted earnings per share on discontinued operations for the first six months of fiscal 2013 and fiscal 2012 was $.00.

Net income - Net income for the first six months of fiscal 2013 was $5,394,000 compared to $3,767,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2013 were $.56 compared to $.40 for the same quarter last year. Transportation segment results were higher due to incremental profits on increased revenue and higher gains on equipment partially offset by increased vehicle repair costs, increased site maintenance, and increased sales, general and administrative expenses. The mining royalty land segment’s results were higher due to royalties on a new property purchased in May 2012 along with a shift in production at one location increasing the share of mining on property owned by the Company partially offset by increased corporate expense allocation and lower timber sales. The Developed property rentals segment’s results were higher due to higher occupancy, the 117,600 square foot build to suit building completed and occupied during the period and lower professional fees partially offset by higher health insurance claims allocation.

Liquidity and Capital Resources. For the first six months of fiscal 2013, the Company used cash provided by operating activities of continuing operations of $9,383,000, proceeds from the sale of plant, property and equipment of $2,677,000, proceeds from the exercise of employee stock options of $995,000, excess tax benefits from the exercise of stock options of $539,000, and cash balances to purchase $7,361,000 in transportation equipment, to expend $5,571,000 in real estate development, to invest $39,000 in the Brooksville Joint Venture, to make $2,576,000 scheduled payments on long-term debt and to repurchase Company stock for $233,000. Cash decreased $2,186,000.

Cash flows from operating activities for the first six months of fiscal 2013 were $939,000 higher than the same period last year primarily due to higher operating profits partially offset by a decrease in accrued insurance liabilities. Accrued insurance liabilities decreased due to payments to our new insurer under a captive agreement along with payment in settlement of three unusually large prior year liability and health claims. Payments under the captive agreement are for the fiscal 2013 year-to-date loss fund as estimated in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments.

Cash flows used in investing activities for the first six months of fiscal 2013 were $2,384,000 higher reflecting the increased purchase of transportation equipment for growth and replacement and real estate development.

Cash flows used in financing activities for the first six months of fiscal 2013 were $248,000 lower than the same period last year due to higher stock option exercises.

On December 21, 2012, the Company entered into a modified credit agreement with Wells Fargo Bank, N.A. (the "Credit Agreement"). The Credit Agreement modifies the Company's prior Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association ("Wachovia"), Bank of America, N.A., SunTrust Bank, and Compass Bank dated as of November 10, 2004. The Credit Agreement is for a 5 year term with a maximum facility amount of $55 million. The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. Letters of credit in the amount of $9,009,000 were issued under the Revolver. As of March 31, 2013, $45,991,000 was available for borrowing and $60,231,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2013.

The Company had $9,009,000 of irrevocable letters of credit outstanding as of March 31, 2013. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first six months of fiscal 2013 the Company repurchased 8,700 shares for $233,000. As of March 31, 2013, $3,682,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company has committed to make additional capital contributions of up to $123,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan Materials Company.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company’s capital expenditures or operating results.

Summary and Outlook. Transportation segment miles for this year were 4.4% higher than last year. The Company continues to succeed in adding drivers and customers and anticipates increasing segment miles during fiscal 2013.

Developed property rentals occupancy has increased from 86.0% to 88.5% over March 31, 2012 as the market for new tenants has improved and traffic for vacant space has increased. Occupancy at March 31, 2013 and 2012 included 25,660 square feet or .9% and 104,226 square feet or 3.6% respectively for temporary storage under a less than full market lease rate. The Company resumed development of Patriot Business Park in April 2012 due to two developments. On February 15, 2012, the Company signed an agreement to sell 15.18 acres of land at the site for a purchase price of $4,774,577 which would result in a profit on the sale if completed. The Company also entered into a build to suit lease signed April 2, 2012, for a 117,600 square foot building which was completed and occupied during the quarter ending March 31, 2013.

Windlass Run Residential (previously Bird River), located in southeastern Baltimore County, Maryland, is a 121 acre tract of land adjacent to our Windlass Run Business Park. In September 2012, the Company received a non-binding letter of intent to sell the property for $18.8 million in two phases. The letter of intent to sell the property was converted into 2 executed contracts that expired during the due diligence period. The Company executed two contracts on April 17, 2013 with another buyer with a due diligence period expiring on June 15, 2013. The contracts contemplate the sale of phase 1 of the property in the quarter ending September 30, 2013 for $8.0 million and the balance for $11.0 million approximately 18 months later.

On April 22, 2013 the Company signed an agreement to sell 5.38 acres of land at Hollander 95 Business Park for a purchase price of $1,520,000 subject to the Company’s obligations related to future site and offsite development.

On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The Contribution Agreement provides that the formation of the Joint Venture will be subject to customary conditions precedent, including approval of a planned unit development, zoning modification and extension of the existing PUD to provide for approximately 300,000 square feet of residential development (including approximately 18,000 square feet of retail) on the Property in lieu of 250,000 square feet of commercial office space (including some retail) as currently approved for phase 1 of the master development. On January 14, 2013, the Company received “Final Action” on the modification and extension to the previously approved planned unit development from the District of Columbia Zoning Commission, the order was recorded and became effective on April 5, 2013 and the appeal period on this action will expire May 13, 2013. The Company anticipates completion of a formal joint venture agreement wherein the Company will contribute the land comprising phase I to the joint venture in return for an equity interest in the joint venture to be determined based on leverage of the entity, additional cash contributions by the Company, and negotiations with potential third partners. MRP will contribute capital of $4,500,000 to the joint venture. MRP will raise any additional equity capital (currently estimated to be $21,000,000, subject to revision based on various factors) and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. At this point the Company anticipates commencement of construction of Phase I in early 2014 with lease up scheduled between late 2015 and all of 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer (“CAO”), as appropriate, to allow timely decisions regarding required disclosure.

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

As of March 31, 2013, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
through
January 31	—	$—	—	$3,682,000

February 1
through
February 28	—	$—	—	$3,682,000

March 1
through
March 31	—	$—	—	$3,682,000

Total	—	$	—

(1) In December 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 30.
28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2013                  PATRIOT TRANSPORTATION HOLDING, INC.

Thompson S. Baker II

Thompson S. Baker II

President and Chief Executive

Officer

John D. Milton, Jr.

John D. Milton, Jr.

Executive Vice President, Treasurer,

Secretary and Chief

Financial Officer

John D. Klopfenstein

John D. Klopfenstein

Controller and Chief

Accounting Officer

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

EXHIBIT INDEX

(10)(r)	Joint Venture Agreement between Florida Rock Properties, Inc. and MRP SE Waterfront Residential, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended March 31, 2012. File No. 000-17554.
(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, as revised on January 28, 2004, which is available on the Company’s website at www.patriottrans.com.
(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

