Form 10-Q
period 2013-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2013-08-07
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Stock, $.10 par value	9,552,220 shares
per share

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2013

CONTENTS

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30,	September 30,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$742	6,713
Accounts receivable (net of allowance for
doubtful accounts of $173 and $129, respectively)	7,705	7,019
Real estate tax refund receivable	1,604	2,311
Federal and state income taxes receivable	—	426
Inventory of parts and supplies	951	843
Deferred income taxes	208	—
Prepaid tires on equipment	1,764	1,631
Prepaid taxes and licenses	265	2,050
Prepaid insurance	785	2,371
Prepaid expenses, other	97	70
Real estate held for sale, at cost	7,138	3,485
Total current assets	21,259	26,919

Property, plant and equipment, at cost	347,115	338,702
Less accumulated depreciation and depletion	113,400	110,681
Net property, plant and equipment	233,715	228,021

Real estate held for investment, at cost	4,223	3,640
Investment in joint ventures	13,363	7,521
Goodwill	1,087	1,087
Unrealized rents	4,603	4,155
Other assets	5,267	4,362
Total assets	$283,517	275,705

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,527	5,266
Federal and state income taxes payable	748	—
Deferred income taxes	—	58
Accrued payroll and benefits	5,174	5,164
Accrued insurance	1,721	3,249
Accrued liabilities, other	1,002	1,189
Long-term debt due within one year	4,557	5,239
Total current liabilities	18,729	20,165

Long-term debt, less current portion	53,998	57,131
Deferred income taxes	19,754	18,199
Accrued insurance	1,529	1,659
Other liabilities	4,159	3,833
Commitments and contingencies (Note 8)	—	—
Shareholders' equity:
Preferred stock, no par value;
5,000,000 shares authorized; none issued
Common stock, $.10 par value;
25,000,000 shares authorized,
9,552,220 and 9,440,620 shares issued
and outstanding, respectively	955	944
Capital in excess of par value	43,956	41,539
Retained earnings	140,405	132,203
Accumulated other comprehensive income, net	32	32
Total shareholders' equity	185,348	174,718
Total liabilities and shareholders' equity	$283,517	275,705
See accompanying notes

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		NINE MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenues:
Transportation	$28,794	26,907	82,609	77,197
Mining royalty land	1,299	1,101	3,874	3,103
Developed property rentals	5,615	5,022	16,150	14,415
Total revenues	35,708	33,030	102,633	94,715

Cost of operations:
Transportation	25,687	24,621	75,784	71,678
Mining royalty land	319	307	945	923
Developed property rentals	3,428	3,117	9,982	9,620
Unallocated corporate	204	94	1,136	945
Total cost of operations	29,638	28,139	87,847	83,166

Operating profit:
Transportation	3,107	2,286	6,825	5,519
Mining royalty land	980	794	2,929	2,180
Developed property rentals	2,187	1,905	6,168	4,795
Unallocated corporate	(204)	(94)	(1,136)	(945)
Total operating profit	6,070	4,891	14,786	11,549

Gain on termination of sale contract	—	—	—	1,039
Gain on investment land sold	—	—	1,116	—
Interest income and other	—	(10)	37	11
Equity in loss of joint ventures	(11)	—	(30)	(8)
Interest expense	(1,137)	(537)	(2,145)	(2,135)

Income before income taxes	4,922	4,344	13,764	10,456
Provision for income taxes	(1,920)	(1,668)	(5,368)	(4,016)
Income from continuing operations	3,002	2,676	8,396	6,440

Income from discontinued operations, net	—	8	—	11

Net income	$3,002	2,684	8,396	6,451

Comprehensive Income	$3,002	2,684	8,396	6,451

Earnings per common share:
Income from continuing operations -
Basic	0.31	0.29	0.88	0.69
Diluted	0.31	0.28	0.88	0.68
Discontinued operations (Note 11) -
Basic	—	—	—	—
Diluted	—	—	—	—

Net income - basic	0.31	0.29	0.88	0.69
Net income - diluted	0.31	0.28	0.88	0.68

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,549	9,382	9,511	9,341
-diluted earnings per common share	9,625	9,482	9,592	9,458

See accompanying notes

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands)

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$8,396	6,451
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Depreciation, depletion and amortization	10,362	9,502
Deferred income taxes	1,289	498
Equity in loss of joint ventures	30	8
Gain on sale of equipment and property	(2,141)	(1,639)
Income from discontinued operations, net	—	(11)
Stock-based compensation	812	633
Net changes in operating assets and liabilities:
Accounts receivable	21	(393)
Inventory of parts and supplies	(108)	151
Prepaid expenses and other current assets	3,211	2,842
Other assets	(1,299)	(1,431)
Accounts payable and accrued liabilities	(1,444)	(30)
Income taxes payable and receivable	1,174	1,032
Long-term insurance liabilities and other long-term
liabilities	37	(362)
Net cash provided by operating activities of
continuing operations	20,340	17,251
Net cash provided by operating activities of
discontinued operations	—	10
Net cash provided by operating activities	20,340	17,261

Cash flows from investing activities:
Purchase of transportation group property and equipment	(10,672)	(6,605)
Investments in developed property rentals segment	(16,276)	(7,911)
Investments in mining royalty land	—	(11,039)
Investment in joint venture	(38)	(125)
Proceeds from the sale of property, plant and equipment	3,068	1,906
Net cash used in investing activities	(23,918)	(23,774)

Cash flows from financing activities:
Repayment of long-term debt	(11,115)	(3,646)
Repurchase of Company Stock	(233)	(315)
Proceeds from borrowing on revolving credit facility	8,500	—
Payment on revolving credit facility	(1,200)	—
Excess tax benefits from exercises of stock options
and vesting of restricted stock	585	452
Exercise of employee stock options	1,070	834
Net cash used in financing activities	(2,393)	(2,675)

Net decrease in cash and cash equivalents	(5,971)	(9,188)
Cash and cash equivalents at beginning of period	6,713	21,026
Cash and cash equivalents at end of the period	$742	11,838

The Company recorded non-cash transactions for a receivable on previously capitalized real estate taxes on the Anacostia property of $2,250 in the first nine months of fiscal 2012.

See accompanying notes.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the “Company”). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. Investment in Riverfront Investment Partners I, LLC is accounted for under the equity method of accounting (See Note 14). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2012.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Transportation	$28,794	26,907	$82,609	77,197
Mining royalty land	1,299	1,101	3,874	3,103
Developed property rentals	5,615	5,022	16,150	14,415
	$35,708	33,030	$102,633	94,715

Operating profit:
Transportation	$3,513	2,682	$8,109	6,706
Mining royalty land	1,156	958	3,457	2,671
Developed property rentals	2,451	2,150	6,960	5,531
Corporate expenses:
Allocated to transportation	(406)	(396)	(1,284)	(1,187)
Allocated to mining land	(176)	(164)	(528)	(491)
Allocated to developed property	(264)	(245)	(792)	(736)
Unallocated	(204)	(94)	(1,136)	(945)
	(1,050)	(899)	(3,740)	(3,359)
	$6,070	4,891	$14,786	11,549

Interest expense:
Mining royalty land	$15	10	$38	29
Developed property rentals	1,122	527	2,107	2,106
	$1,137	537	$2,145	2,135

Capital expenditures:
Transportation	$3,311	1,202	$10,672	6,605
Mining royalty land	—	11,039	—	11,039
Developed property rentals:
Capitalized interest	367	533	1,375	1,111
Internal labor	106	173	324	431
Real estate taxes (a)	254	243	761	(1,454)
Other costs	9,978	2,916	13,816	5,573
	$14,016	16,106	$26,948	23,305

(a)Includes $2,250 receivable on previously capitalized real estate taxes on the Anacostia property for the nine months ended June 30, 2012.

Depreciation, depletion and
amortization:
Transportation	$1,865	1,690	$5,445	5,018
Mining royalty land	27	27	75	86
Developed property rentals	1,629	1,382	4,532	4,096
Other	103	97	310	302
	$3,624	3,196	$10,362	9,502
	June 30,	September 30,
Identifiable net assets	2013	2012
Transportation	$46,690	42,642
Mining royalty land	39,492	39,695
Developed property rentals	194,744	184,358
Cash items	742	6,713
Unallocated corporate assets	1,849	2,297
	$283,517	275,705

(5) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	June 30,	September 30,
	2013	2012
Revolving credit (uncollateralized)	$7,300	—
5.6% to 8.6% mortgage notes
due in installments through 2027	51,255	62,370
	58,555	62,370
Less portion due within one year	4,557	5,239
	$53,998	57,131

On December 21, 2012, the Company entered into a modified credit agreement with Wells Fargo Bank, N.A. (the "Credit Agreement"). The Credit Agreement modifies the Company's prior Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association ("Wachovia"), Bank of America, N.A., SunTrust Bank, and Compass Bank dated as of November 10, 2004. The Credit Agreement is for a 5 year term with a maximum facility amount of $55 million. The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. Wells Fargo Bank, N.A. is the sole lender under the modified Credit Agreement. The Credit Agreement bears interest at a rate of 1.00% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the Revolver portion of the credit agreement. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. Letters of credit in the amount of $5,600,000 were issued under the Revolver. As of June 30, 2013, $7,300,000 was borrowed under the Revolver, $42,100,000 was available for additional borrowing and $62,230,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2013.

On June 3, 2013 the Company prepaid the $7,281,000 remaining principal balance on a 6.12% mortgage under an early prepayment provision the note allowed after 7.5 years. The $561,000 cost of the prepayment included a penalty of $386,000 and the remaining deferred loan costs of $175,000.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2013, the carrying amount and fair value of such other long-term debt was $51,255,000 and $54,623,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,549	9,382	9,511	9,341

Common shares issuable under
share based payment plans
which are potentially dilutive	76	100	81	117

Common shares used for diluted
earnings per common share	9,625	9,482	9,592	9,458

Net income	$3,002	2,684	8,396	6,451

Earnings per common share
Basic	$0.31	0.29	0.88	0.69
Diluted	$0.31	0.28	0.88	0.68

For the three and nine months ended June 30, 2013, 87,550 and 173,240 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2012, 172,060 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 537,880 at June 30, 2013.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock option grants	$86	86	305	313
Annual director stock award	—	—	507	320
	$86	86	812	633

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2012	481,210	$17.52	3.8	$3,782
Granted	46,180	$26.20		$489
Exercised	100,800	$10.61		$542
Outstanding at
June 30, 2013	426,590	$20.10	4.3	$3,729
Exercisable at
June 30, 2013	338,078	$18.63	3.3	$2,769
Vested during
nine months ended
June 30, 2013	28,112			$275

The aggregate intrinsic value of exercisable in-the-money options was $3,897,000 and the aggregate intrinsic value of all outstanding in-the-money options was $4,300,000 based on the market closing price of $30.04 on June 28, 2013 less exercise prices. Gains of $1,577,000 were realized by option holders during the nine months ended June 30, 2013. The realized tax benefit from options exercised for the nine months ended June 30, 2013 was $610,000. Total compensation cost of options granted but not yet vested as of June 30, 2013 was $781,000, which is expected to be recognized over a weighted-average period of 3.4 years.

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

During the first nine months of fiscal 2013, the transportation segment’s ten largest customers accounted for approximately 54.3% of the transportation segment’s revenue. One of these customers accounted for 20.0% of the transportation segment’s revenue. The loss of any one of these customers would have an adverse effect on the Company’s revenues and income. Accounts receivable from the transportation segment’s ten largest customers was $3,703,000 and $2,988,000 at June 30, 2013 and September 30, 2012 respectively.

The mining royalty land segment has one lessee that accounted for 73.2% of the segment’s revenues and $134,000 of accounts receivable at June 30, 2013. The loss of this customer would have an adverse effect on the segment.

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

As of June 30, 2013 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all other financial instruments with the exception of mortgage notes (see Note 5) approximates the carrying value due to the short-term nature of such instruments.

(11) Discontinued operations. In August 2009, the Company sold its flatbed trucking company, SunBelt Transport, Inc. ("SunBelt"). SunBelt has been accounted for as discontinued operations in accordance with ASC Topic 205-20 Presentation of Financial Statements – Discontinued Operations. All periods presented have been restated accordingly.

A summary of discontinued operations is as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$—	15	—	45
Operating expenses	—	2	—	27
Gain on sale before taxes	—	—	—	—
Income before income taxes	$—	13	—	18
Permanent tax benefit	—	—	—	—
Provision for income taxes	—	(5)	—	(7)
Income from discontinued operations	$—	8	—	11

(12) Real Estate Held for Sale. In September 2012 the Company received a non-binding letter of intent to sell phase 1 of the Windlass Run Residential property. The property was under contract and expected to close during fiscal 2013 for $7.9 million but the contract expired during the due diligence period. The Company executed a similar contract on April 17, 2013 with another buyer with a due diligence period that expired on June 15, 2013. The contract contemplates the sale of phase 1 of the property in the quarter ending September 30, 2013 for $8.0 million. The book value of the property at June 30, 2013 was $2,948,000.

In February 2012 the Company signed an agreement to sell 15.18 acres of land at Patriot Business Park for a purchase price of $4,774,577 subject to an escrow for the Company’s obligations related to future site and offsite development. The book value of the property at June 30, 2013 was $3,602,000. The sale closed in July 2013.

On April 22, 2013 the Company signed an agreement to sell 5.38 acres of land at Hollander 95 Business Park for a purchase price of $1,520,000 subject to the Company’s obligations related to future site and offsite development. The book value of the property at June 30, 2013 was $588,000.

(13) Unusual or Infrequent Items Impacting Quarterly Results. On June 3, 2013 the Company prepaid the $7,281,000 remaining principal balance on a 6.12% mortgage under an early prepayment provision the note allowed after 7.5 years. The prepayment penalty of $386,000 is included in interest expense. The remaining deferred loan costs of $175,000 were also included in interest expense.

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

Accrued insurance liabilities decreased $1,659,000 during the nine months ending June 30, 2013 due to payments to our new insurer under a captive agreement along with payment in settlement of three unusually large prior year liability and health claims. Payments under the captive agreement are for the fiscal 2013 year-to-date loss fund as estimated in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments.

On June 20, 2013, the Company purchased for approximately $8 million, Transit Business Park in Baltimore, Maryland which consists of 5 buildings on 14.5 acres totaling 232,318 square feet. The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the property, through the use of a third party valuation, based upon the fair value of the assets acquired, consisting of land, buildings and intangible assets, including in-place leases and below market leases. Based on the third party valuation performed, $865,000 and $159,000 of the purchase price has been allocated to the fair value of the in-place leases and below market in-place leases, respectively. These intangible assets are recorded within Other assets and Other liabilities, respectively, in the consolidated balance sheets as of June 30, 2013. The value of the in-place lease intangibles will be amortized to amortization expense over the remaining lease term. The fair value assigned pertaining to the below-market in-place leases will be amortized to rental revenue over the remaining non-cancelable terms of the respective leases.

(14) Riverfront I Joint Venture. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The joint venture, Riverfront Investment Partners I, LLC (“Riverfront I) was formed in June 2013 as contemplated. The Company’s cost of the property to be contributed of $5,839,000 was transferred from Property, plant and equipment to Investment in joint ventures and is accounted for under the equity method of accounting. MRP will contribute capital of at least $4,000,000 to the joint venture including development costs paid prior to formation of the joint venture. MRP will raise any additional equity capital and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. At this point the Company anticipates commencement of construction of Phase I in mid 2014 with lease up scheduled between late 2015 and all of 2016. The Company’s equity interest in the joint venture will be determined based on leverage of the entity, additional cash contributions by the Company, and negotiations with potential third partners.

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

Comparative Results of Operations for the Three months ended June 30, 2013 and 2012

Consolidated Results – Net income for the third quarter of fiscal 2013 was $3,002,000 compared to $2,684,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2013 were $.31 compared to $.28 for the same quarter last year. Transportation segment results were higher due to the increase in miles driven, lower health insurance claims and higher gains on equipment sales. The mining royalty land segment’s results were higher due to new property royalties along with a shift in production at two locations increasing the share of mining on property owned by the Company. The Developed property rentals segment’s results were higher due to higher occupancy and lower maintenance expenses partially offset by higher property taxes and professional fees. Interest expense included $342,000 after income taxes related to mortgage prepayment.

Transportation Results

	Three months ended June 30
(dollars in thousands)	2013	%	2012	%

Transportation revenue	$24,047	84%	22,052	82%
Fuel surcharges	4,747	16%	4,855	18%

Revenues	28,794	100%	26,907	100%

Compensation and benefits	10,330	36%	9,348	35%
Fuel expenses	6,248	22%	6,002	23%
Insurance and losses	1,852	6%	2,175	8%
Depreciation expense	1,812	6%	1,642	6%
Other, net	3,192	11%	3,077	11%
Sales, general & administrative	2,175	8%	2,093	8%
Allocated corporate expenses	406	1%	396	1%
Gain on equipment sales	(328)	-1%	(112)	0%

Cost of operations	25,687	89%	24,621	92%

Operating profit	$3,107	11%	2,286	8%

Transportation segment revenues were $28,794,000 in the third quarter of 2013, an increase of $1,887,000 over the same quarter last year. Revenue miles in the current quarter were up 6.6% compared to the third quarter of fiscal 2012 due to business growth and a longer average haul length. Revenue per mile increased .7% over the same quarter last year due to rate increases partially offset by lower fuel surcharges and a longer average haul length. Fuel surcharge revenue decreased $108,000 due to the lower cost of fuel. The average price paid per gallon of diesel fuel decreased by $.09 over the same quarter in fiscal 2012. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Excluding fuel surcharges, revenue per mile increased 2.4% over the same quarter last year.

The Transportation segment’s cost of operations was $25,687,000 in the third quarter of 2013, an increase of $1,066,000 over the same quarter last year. The Transportation segment’s cost of operations in the third quarter of 2013 as a percentage of revenue was 89% compared to 92% in the third quarter of 2012. Compensation and benefits increased $982,000 or 10.5% compared to the same quarter last year primarily due to the increase in miles driven, a driver pay increase, and increased new driver training pay. Fuel cost increased by $246,000 due to the increase in miles driven partially offset by the lower cost per gallon. Insurance and losses decreased $323,000 compared to the same quarter last year primarily due to lower health insurance claims. Depreciation expense increased $170,000 due to the higher cost of newer equipment. Other expense increased $115,000 due to increased employee moving expenses and increased miles driven. Sales, general and administrative costs increased $82,000 or 3.9% compared to the same quarter last year due to increased bonus compensation partially offset by one-time lower IT related costs. Allocated corporate expenses increased $10,000. Gains on equipment sales increased $216,000 due to increased sales of tractors.

Mining Royalty Land Results

	Three months ended June 30
(dollars in thousands)	2013	%	2012	%

Mining royalty land revenue	$1,299	100%	1,101	100%

Property operating expenses	121	9%	116	11%
Depreciation and depletion	27	2%	27	2%
Management Company indirect	(5)	0%	-	0%
Allocated corporate expenses	176	14%	164	15%

Cost of operations	319	25%	307	28%

Operating profit	$980	75%	794	72%

Mining royalty land segment revenues for the third quarter of fiscal 2013 were $1,299,000, an increase of $198,000 or 18.0% over the same quarter last year due to royalties on a new property purchased in May 2012 along with a shift in production at two locations increasing the share of mining on property owned by the Company.

The mining royalty land segment’s cost of operations was $319,000 in the third quarter of 2013, an increase of $12,000 over the same quarter last year due primarily to higher professional fees and maintenance expense.

Developed Property Rentals Results

	Three months ended June 30
(dollars in thousands)	2013	%	2012	%

Developed property rentals revenue	$5,615	100%	5,022	100%

Property operating expenses	1,358	24%	1,079	21%
Depreciation and amortization	1,429	25%	1,382	28%
Management Company indirect	377	7%	411	8%
Allocated corporate expenses	264	5%	245	5%

Cost of operations	3,428	61%	3,117	62%

Operating profit	$2,187	39%	1,905	38%

Developed property rentals segment revenues for the third quarter of fiscal 2013 were $5,615,000, an increase of $593,000 or 11.8% due to higher occupancy and revenue on the 117,600 square foot build to suit building completed and occupied during the quarter ending March 2013. Occupancy at June 30, 2013 was 89.9% as compared to 87.0% at June 30, 2012.

On June 20, 2013 the Company purchased, through a qualified intermediary, Transit Business Park in Baltimore, Maryland which consists of 5 buildings on 14.5 acres totaling 232,318 square feet which were 87.9% occupied (including 6.4% for temporary leases and 7.1% for holdover tenant). This purchase is planned as a forward 1031 exchange upon the closing of phase 1 of Windlass Run Residential scheduled to close during the fourth quarter of fiscal 2013.

Developed property rentals segment’s cost of operations was $3,428,000 in the third quarter of 2013, an increase of $311,000 or 10.0% over the same quarter last year. Property operating expenses increased $279,000 due to higher occupancy, property taxes, and professional fees and the newly completed building, partially offset by lower maintenance expenses. Depreciation and amortization increased $47,000 primarily due to the newly completed build to suit building. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $34,000 due to the prior year including severance costs partially offset by higher professional fees. Allocated corporate expenses increased $19,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $6,070,000 in the third quarter of fiscal 2013, an increase of $1,179,000 or 24.1% compared to $4,891,000 in the same period last year. Operating profit in the transportation segment increased $821,000 or 35.9% due to the increase in miles driven, lower health insurance claims and higher gains on sales of equipment. Operating profit in the mining royalty land segment increased $186,000 or 23.4% due to royalties on a new property purchased in May 2012 along with a shift in production at two locations increasing the share of mining on property owned by the Company partially offset by higher professional fees and maintenance expenses. Operating profit in the Developed property rentals segment increased $282,000 or 14.8% due to higher occupancy, the 117,600 square foot build to suit building completed and occupied during the second quarter, and lower maintenance expenses partially offset by higher property taxes and professional fees. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $204,000 in the third quarter of fiscal 2013, an increase of $110,000 compared to the same period last year.

Interest income and other (expense) income, net – Interest income and other (expense) income, net decreased $10,000 over the same quarter last year.

Interest expense – Interest expense increased $600,000 over the same quarter last year due to accelerated prepayment on long-term debt and lower capitalized interest partially offset by declining mortgage principal balance. On June 3, 2013 the Company prepaid the $7,281,000 remaining principal balance on a 6.12% mortgage under an early prepayment provision the note allowed after 7.5 years. The $561,000 cost of the prepayment included a penalty of $386,000 and the remaining deferred loan costs of $175,000. The amount of interest capitalized on real estate projects under development was $166,000 lower than the same quarter in fiscal 2012 primarily due to the completion of Patriot Business Park’s horizontal development.

Income taxes – Income tax expense increased $252,000 over the same quarter last year due to higher earnings from continuing operations compared to the same quarter last year.

Income from continuing operations – Income from continuing operations was $3,002,000 or $.31 per diluted share in the third quarter of fiscal 2013, an increase of 12.2% compared to $2,676,000 or $.28 per diluted share for the same period last year. The $326,000 increase was primarily due to the $1,179,000 increase in operating profits offset by higher income taxes.

Discontinued operations – The after tax income from discontinued operations for the third quarter of fiscal 2012 was $8,000.

Net income - Net income for the third quarter of fiscal 2013 was $3,002,000 compared to $2,684,000 for the same period last year. Diluted earnings per common share for the third quarter of fiscal 2013 were $.31 compared to $.28 for the same quarter last year. Transportation segment results were higher due to the increase in miles driven, lower health insurance claims and higher gains on equipment sales. The mining royalty land segment’s results were higher due to new property royalties along with a shift in production at two locations increasing the share of mining on property owned by the Company. The Developed property rentals segment’s results were higher due to higher occupancy and lower maintenance expenses partially offset by higher property taxes and professional fees. Interest expense included $342,000 after income taxes related to mortgage prepayment.

Comparative Results of Operations for the Nine months ended June 30, 2013 and 2012

Consolidated Results – Net income for the first nine months of fiscal 2013 was $8,396,000 compared to $6,451,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2013 were $.88 compared to $.68 for the same period last year. Transportation segment results were higher due to incremental profits on increased revenue and higher gains on equipment sales. The mining royalty land segment’s results were higher due to new property royalties along with a shift in production at two locations increasing the share of mining on property owned by the Company. The Developed property rentals segment’s results were higher due to higher occupancy, reduced severance costs, and lower maintenance costs partially offset by higher property taxes. Interest expense included $342,000 after income taxes related to mortgage prepayment.

Transportation Results

	Nine months ended June 30
(dollars in thousands)	2013	%	2012	%

Transportation revenue	$68,497	83%	63,024	82%
Fuel surcharges	14,112	17%	14,173	18%

Revenues	82,609	100%	77,197	100%

Compensation and benefits	29,497	36%	27,410	36%
Fuel expenses	18,974	23%	18,098	23%
Insurance and losses	5,933	7%	5,771	7%
Depreciation expense	5,300	6%	4,894	6%
Other, net	9,278	11%	8,722	12%
Sales, general & administrative	6,505	8%	6,183	8%
Allocated corporate expenses	1,284	2%	1,187	2%
Gain on equipment sales	(987)	-1%	(587)	-1%

Cost of operations	75,784	92%	71,678	93%

Operating profit	$6,825	8%	5,519	7%

Transportation segment revenues were $82,609,000 in the first nine months of 2013, an increase of $5,412,000 over the same period last year. Revenue miles in the first nine months of fiscal 2013 were up 5.1% compared to the first nine months of fiscal 2012 due to business growth and a slightly longer average haul length. Revenue per mile increased 1.7% over the same period last year due to rate increases. Fuel surcharge revenue decreased $61,000 due to changes to certain customer rates to incorporate fuel surcharges into base rates. The average price paid per gallon of diesel fuel increased by $.02 or .7% over the same period in fiscal 2012. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Excluding fuel surcharges, revenue per mile increased 3.7% over the same period last year.

The Transportation segment’s cost of operations was $75,784,000 in the first nine months of 2013, an increase of $4,106,000 over the same period last year. The Transportation segment’s cost of operations in the first nine months of 2013 as a percentage of revenue was 92% compared to 93% in the first nine months of 2012. Compensation and benefits increased $2,087,000 or 7.6% compared to the same period last year primarily due to the increase in miles driven and a driver pay increase. Fuel cost increased by $876,000 due to the increase in miles driven and higher cost per gallon. Insurance and losses increased $162,000 compared to the same period last year primarily due to higher accident claims partially offset by lower health insurance claims. Depreciation expense increased $406,000 due to the higher cost of new equipment. Other expense increased $556,000 due to increased miles driven, higher vehicle repair costs, increased site maintenance, and increased tire prices. Sales, general and administrative costs increased $322,000 or 5.2% compared to the same period last year due to severance costs and increased bonus compensation. Allocated corporate expenses increased $97,000. Gains on equipment sales increased $400,000 due to increased sales of tractors.

Mining Royalty Land Results

	Nine months ended June 30
(dollars in thousands)	2013	%	2012	%

Mining royalty land revenue	$3,874	100%	3,103	100%

Property operating expenses	355	9%	345	11%
Depreciation and depletion	75	2%	86	3%
Management Company indirect	(13)	0%	1	0%
Allocated corporate expenses	528	13%	491	16%

Cost of operations	945	24%	923	30%

Operating profit	$2,929	76%	2,180	70%

Mining royalty land segment revenues for the first nine months of fiscal 2013 were $3,874,000, an increase of $771,000 or 24.8% over the same period last year due to royalties on a new property purchased in May 2012 along with a shift in production at two locations increasing the share of mining on property owned by the Company partially offset by lower timber sales.

The mining royalty land segment’s cost of operations was $945,000 in the first nine months of 2013, an increase of $22,000 over the same period last year due primarily to the $37,000 increase in allocated corporate expenses offset by a $11,000 decrease in depletion expenses.

Developed Property Rentals Results

	Nine months ended June 30
(dollars in thousands)	2013	%	2012	%

Developed property rentals revenue	$16,150	100%	14,415	100%

Property operating expenses	3,715	23%	3,523	25%
Depreciation and amortization	4,280	27%	4,096	28%
Management Company indirect	1,195	7%	1,265	9%
Allocated corporate expenses	792	5%	736	5%

Cost of operations	9,982	62%	9,620	67%

Operating profit	$6,168	38%	4,795	33%

Developed property rentals segment revenues for the first nine months of fiscal 2013 were $16,150,000, an increase of $1,735,000 or 12.0% due to higher occupancy and revenue on a 117,600 square foot build to suit building completed and occupied during the period. Occupancy at June 30, 2013 was 89.9% as compared to 87.0% at June 30, 2012.

On June 20, 2013 the Company purchased, through a qualified intermediary, Transit Business Park in Baltimore, Maryland which consists of 5 buildings on 14.5 acres totaling 232,318 square feet which were 87.9% occupied (including 6.4% for temporary leases and 7.1% for holdover tenant). This purchase is planned as a forward 1031 exchange upon the closing of phase 1 of Windlass Run Residential scheduled to close during the fourth quarter of fiscal 2013.

Developed property rentals segment’s cost of operations was $9,982,000 in the first nine months of 2013, an increase of $362,000 or 3.8% over the same period last year. Property operating expenses increased $192,000 due to higher property taxes, snow removal costs and higher occupancy, partially offset by lower professional fees, repair costs and utilities. Depreciation and amortization increased $184,000 due to the newly completed build to suit along with other building tenant improvements. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $70,000 due to the prior year including severance costs. Allocated corporate expenses increased $56,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $14,786,000 in the first nine months of fiscal 2013, an increase of $3,237,000 or 28.0% compared to $11,549,000 in the same period last year. Operating profit in the transportation segment increased $1,306,000 or 23.7% due to incremental profits on increased revenue and higher gains on equipment sales partially offset by higher accident costs, increased vehicle repair costs, increased site maintenance, and increased sales, general and administrative expenses. Operating profit in the mining royalty land segment increased $749,000 or 34.4% due to royalties on a new property purchased in May 2012 along with a shift in production at two locations increasing the share of mining on property owned by the Company partially offset by increased corporate expense allocation and lower timber sales. Operating profit in the Developed property rentals segment increased $1,373,000 or 28.6% due to higher occupancy, the 117,600 square foot build to suit building completed and occupied during the period, reduced severance costs, and lower maintenance costs partially offset by higher property taxes. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $1,136,000 in the first nine months of fiscal 2013, an increase of $191,000 compared to the same period last year.

Gain on termination of sale contract – The first nine months of fiscal 2012 includes a gain of $1,039,000 on the receipt of non-refundable deposits related to the termination of an agreement to sell the Company’s Windlass Run Residential property.

Gain on investment land sold – Gain on investment land sold for the first nine months of fiscal 2013 includes a gain on the sale of the developed property rentals Commonwealth property of $1,116,000 before income taxes. The book value of the property was $723,000.

Interest income and other (expense) income, net – Interest income and other (expense) income, net increased $26,000 over the same period last year primarily due to funds received in consideration for the conveyance of easement property.

Interest expense – Interest expense increased $10,000 over the same period last year due accelerated prepayment on long-term debt mostly offset by higher capitalized interest and declining mortgage principal balance. On June 3, 2013 the Company prepaid the $7,281,000 remaining principal balance on a 6.12% mortgage under an early prepayment provision the note allowed after 7.5 years. The $561,000 cost of the prepayment included a penalty of $386,000 and the remaining deferred loan costs of $175,000. The amount of interest capitalized on real estate projects under development was $264,000 higher than the same period in fiscal 2012 primarily due to resumed development of Patriot Business Park in April 2012.

Income taxes – Income tax expense increased $1,352,000 over the same period last year due to higher earnings from continuing operations compared to the same period last year.

Income from continuing operations – Income from continuing operations was $8,396,000 or $.88 per diluted share in the first nine months of fiscal 2013, an increase of 30.4% compared to $6,440,000 or $.68 per diluted share for the same period last year. The $1,956,000 increase was primarily due to the $3,237,000 increase in operating profits offset by higher income taxes.

Discontinued operations – The after tax income from discontinued operations for the first nine months of fiscal 2012 was $11,000. Diluted earnings per share on discontinued operations for the first nine months of fiscal 2013 and fiscal 2012 was $.00.

Net income - Net income for the first nine months of fiscal 2013 was $8,396,000 compared to $6,451,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2013 were $.88 compared to $.68 for the same period last year. Transportation segment results were higher due to incremental profits on increased revenue and higher gains on equipment sales. The mining royalty land segment’s results were higher due to new property royalties along with a shift in production at two locations increasing the share of mining on property owned by the Company. The Developed property rentals segment’s results were higher due to higher occupancy, reduced severance costs, and lower maintenance costs partially offset by higher property taxes. Interest expense included $342,000 after income taxes related to mortgage prepayment.

Liquidity and Capital Resources. For the first nine months of fiscal 2013, the Company used cash provided by operating activities of continuing operations of $20,340,000, borrowings of $7,300,000 under its Revolver, proceeds from the sale of plant, property and equipment of $3,068,000, proceeds from the exercise of employee stock options of $1,070,000, excess tax benefits from the exercise of stock options of $585,000, and cash balances to purchase $10,672,000 in transportation equipment, to expend $16,276,000 in real estate development, to invest $38,000 in the Brooksville Joint Venture, to make $11,115,000 in payments on long-term debt and to repurchase Company stock for $233,000. Cash decreased $5,971,000.

Cash flows from operating activities for the first nine months of fiscal 2013 were $3,079,000 higher than the same period last year primarily due to higher operating profits partially offset by a decrease in accrued insurance liabilities. Accrued insurance liabilities decreased due to payments to our new insurer under a captive agreement along with payment in settlement of three unusually large prior year liability and health claims. Payments under the captive agreement are for the fiscal 2013 year-to-date loss fund as estimated in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments.

Cash flows used in investing activities for the first nine months of fiscal 2013 were $144,000 higher reflecting the increased purchase of transportation equipment for growth and replacement offset by the decreased investment in real estate development, higher proceeds from the sale of transportation equipment and real estate property.

Cash flows used in financing activities for the first nine months of fiscal 2013 were $282,000 lower than the same period last year due to borrowing on the Revolver and higher stock option exercises offset by accelerated repayment on long-term debt. On June 3, 2013 the Company prepaid the $7,281,000 remaining principal balance on a 6.12% mortgage under an early prepayment provision the note allowed after 7.5 years. The $561,000 cost of the prepayment included a penalty of $386,000 and the remaining deferred loan costs of $175,000.

On December 21, 2012, the Company entered into a modified credit agreement with Wells Fargo Bank, N.A. (the "Credit Agreement"). The Credit Agreement modifies the Company's prior Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association ("Wachovia"), Bank of America, N.A., SunTrust Bank, and Compass Bank dated as of November 10, 2004. The Credit Agreement is for a 5 year term with a maximum facility amount of $55 million. The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. Letters of credit in the amount of $5,600,000 were issued under the Revolver. As of June 30, 2013, $7,300,000 was borrowed under the Revolver, $42,100,000 was available for additional borrowing and $62,230,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2013.

The Company had $5,600,000 of irrevocable letters of credit outstanding as of June 30, 2013. Most of the letters of credit are irrevocable for a period of one year and are automatically extended for additional one-year periods until notice of non-renewal is received from the issuing bank not less than thirty days before the expiration date. These were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. The Company issued replacement letters of credit through the Revolver to reduce fees.

The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first nine months of fiscal 2013 the Company repurchased 8,700 shares for $233,000. As of June 30, 2013, $3,682,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company has committed to make additional capital contributions of up to $123,000 to Brooksville Quarry, LLC in connection with a joint venture with Vulcan Materials Company.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company’s capital expenditures or operating results.

Summary and Outlook. Transportation segment miles for this year were 5.1% higher than last year. The Company continues to succeed in adding drivers and customers and anticipates increasing segment miles during the balance of fiscal 2013.

Developed property rentals occupancy has increased from 87.0% to 89.9% over June 30, 2012 as the market for new tenants has improved and traffic for vacant space has increased. Occupancy at June 30, 2013 and 2012 included 77,456 square feet or 2.3% and 104,226 square feet or 3.4% respectively for temporary leases under a less than full market lease rate. The Company resumed development of Patriot Business Park in April 2012 due to two developments. In February 2012, the Company signed an agreement to sell 15.18 acres of land at the site for a purchase price of $4,774,577 and the sale was completed in July 2013. The Company also entered into a build to suit lease signed in April 2012, for a 117,600 square foot building which was completed and occupied during the quarter ending March 31, 2013.

In May 2013, The Company entered into a second build to suit lease, with the same tenant as the first, for a 125,500 square foot building which is currently under construction.

On June 20, 2013 the Company purchased, through a qualified intermediary, Transit Business Park in Baltimore, Maryland which consists of 5 buildings on 14.5 acres totaling 232,318 square feet which were 87.9% occupied (including 6.4% for temporary leases and 7.1% for holdover tenant). This purchase is planned as a forward 1031 exchange upon the closing of phase 1 of Windlass Run Residential scheduled to close during the fourth quarter of fiscal 2013.

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

On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The joint venture, Riverfront Investment Partners I, LLC (“Riverfront I) was formed in June 2013 as contemplated. The Company’s cost of the property to be contributed of $5,839,000 was transferred from Property, Plant and Equipment to Investment in joint ventures and is accounted for under the equity method of accounting. MRP will contribute capital of at least $4,000,000 to the joint venture including development costs paid prior to formation of the joint venture. MRP will raise any additional equity capital and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. At this point the Company anticipates commencement of construction of Phase I in mid 2014 with lease up scheduled between late 2015 and all of 2016. The Company’s equity interest in the joint venture will be determined based on leverage of the entity, additional cash contributions by the Company, and negotiations with potential third partners.

On June 26, 2013 the Company announced that it has retained the investment banking services of Raymond James & Associates, Inc. to assist the Company's Board of Directors with its evaluation of a possible separation of the Company's real estate and transportation businesses into two separate public companies in a tax free spinoff transaction to existing shareholders.

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

As of June 30, 2013, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
through
April 30	—	$—	—	$3,682,000

May 1
through
May 31	—	$—	—	$3,682,000

June 1
through
June 30	—	$—	—	$3,682,000

Total	—	$	—

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

August 7, 2013               PATRIOT TRANSPORTATION HOLDING, INC.

Thompson S. Baker II

Thompson S. Baker II

President and Chief Executive

Officer

John D. Milton, Jr.

John D. Milton, Jr.

Executive Vice President, Treasurer,

Secretary and Chief

Financial Officer

John D. Klopfenstein

John D. Klopfenstein

Controller and Chief

Accounting Officer

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

EXHIBIT INDEX

(10)(r)	Joint Venture Agreement between Florida Rock Properties, Inc. and MRP SE Waterfront Residential, Inc., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended March 31, 2012. File No. 000-17554.
(10)(s)	Limited Liability Company Agreement of Riverfront Investment Partners I LLC. between FRP Riverfront I LLC and MRP SE Waterfront Residential LLC. made as of June 13, 2013, filed herewith.
(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, as revised on January 28, 2004, which is available on the Company’s website at www.patriottrans.com.
(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

