Form 10-K
period 2013-09-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2013-12-04
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2013.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-26115

_____________________

PATRIOT TRANSPORTATION HOLDING, INC.

(Exact name of registrant as specified in its charter)

_____________________

FLORIDA	59-2924957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 396-5733

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.10 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [_]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [_]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s stock outstanding as of November 29, 2013 was 9,564,220. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2013, the last day of business of our most recently completed second fiscal quarter, was $155,436,836. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Patriot Transportation Holding, Inc. 2013 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2013 are incorporated by reference in Part III.

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

The Company’s real estate activities are conducted through two wholly owned subsidiaries: Florida Rock Properties, Inc. (“Properties”) and FRP Development Corp. (“Development”).

The Company’s real estate operations consist of two reportable segments. The mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area and holds real estate for future development or related to its developments. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States. Real estate revenues in fiscal 2013 were divided approximately 81% from rentals on developed properties and 19% from mining royalties.

Transportation. The transportation segment primarily serves customers in the petroleum industries in the Southeastern U.S.

During fiscal 2013, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Chattanooga, Knoxville and Nashville, Tennessee; Birmingham and Montgomery, Alabama; Wilmington, North Carolina; and Spartanburg, South Carolina.

Tank Lines has from two to six major tank truck competitors in each of its markets. Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2013, the transportation segment’s ten largest customers accounted for approximately 54.2% of the transportation segment’s revenue. One of these customers, Murphy Oil Corporation, accounted for 20.0% of the transportation segment’s revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

During fiscal 2013, the transportation segment purchased 96 new tractors and 33 trailers. In fiscal 2012 and 2011, the Company purchased 120 tractors and 51 trailers.

Our fiscal 2014 capital budget includes 90 new tractors and 30 new trailers including binding commitments to purchase 40 tractors and 6 trailers at September 30, 2013. We are replacing a larger than average number of tractors purchased prior to 2007 engine changes required by the EPA. We anticipate this more modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2013, the Company owned and operated a fleet of 435 trucks and 533 trailers plus 3 additional trucks being prepared for service and 4 additional trucks that were being prepared for sale.

The Company’s transportation segment acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013. Pipeline’s operations have been conducted in the Florida and Alabama markets also served by Florida Rock and Tank Lines, Inc. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000.

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

Developed Property Rentals. The developed property rentals segment acquires, constructs, leases and manages land and commercial buildings in the Baltimore/Northern Virginia/Washington and Jacksonville, Florida areas.

A significant part of our strategy has been to develop high quality, flexible warehouse/office space. Average occupancy for the fiscal year for buildings in service more than 12 months was 88.4%. At September 30, 2013, 89.6% of the total warehouse/office portfolio of approximately 3.3 million square feet was occupied.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

Relationship with Vulcan Materials Company. The Company was spun off from Florida Rock Industries, Inc. (“FRI”) in 1986. FRI merged with Vulcan Materials Company (“Vulcan”) in November 2007. Nearly all of our mining properties are leased to Vulcan under long-term mining leases entered into in the 1980s. We haul diesel fuel and cement for Vulcan. We also are a party to a joint venture agreement with Vulcan to develop approximately 4,300 acres of property located near Brooksville, Florida.

Vulcan accounted for approximately 18.6% of our real estate revenues and 6.1% of our transportation revenues for fiscal 2013. On a consolidated basis, Vulcan accounted for 8.6% of our fiscal 2013 revenues.

Segment Information. The Company operates in three reportable segments: transportation, mining royalty land and developed property rentals. Industry segment information is presented in Note 10 to the consolidated financial statements included in the accompanying 2013 Annual Report to Shareholders and is incorporated herein by reference.

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

Seasonality. The Company’s business is subject to limited seasonality due to the cyclical nature of our customers’ businesses, with revenues generally declining slightly during winter months.

Employees. The Company employed 860 people in its transportation segment, 15 people in its real estate group and 11 people in its corporate offices at September 30, 2013.

Company Website. The Company’s website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office	Position Since

John D. Baker II	65	Executive Chairman	Oct. 1, 2010

Thompson S. Baker II	54	President & Chief	Oct. 1, 2010
		Executive Officer

David H.	62	Vice President of the	Feb. 28, 1994
deVilliers, Jr.		Company and President
		of the Company's Real
		Estate Group

John D. Milton, Jr.	68	Exec. Vice President,	Jun. 16, 2008
		Treasurer, Secretary
		and Chief Financial
		Officer

John D. Klopfenstein	50	Controller and Chief	Feb. 16, 2005
		Accounting Officer

Robert E. Sandlin	52	Vice President of the	Mar. 1, 2003
		Company and President
		of Florida Rock &
		Tank Lines, Inc.

All of the above officers have been employed in their respective positions for the past five years except as follows: John D. Baker II served as President and Chief Executive Officer of the Company from February 2008 to October 2010 and as President and Chief Executive Officer of Florida Rock Industries, Inc. from 1996 to November 2007; and Thompson S. Baker II served as the President of the Florida Rock Division of Vulcan Materials Company ("Vulcan") from November 2007 to September 2010 and as President of the Aggregates Group of Florida Rock Industries, Inc. from August 1991 to November 2007.

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

The transportation segment produces approximately 80% of our gross revenues and 46% of our operating profit. The current economic climate could adversely affect the demand for our transportation services. These adverse economic conditions may result in reductions in our revenue, increased price competition and increased operating costs, which could have an adverse effect on our business, results of operation and financial condition.

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

In addition to other products, our tank lines subsidiary hauls gasoline and diesel.  Our results would be adversely affected by a decreased demand for gasoline and diesel fuel. The market demand for these products could be affected by increase in oil prices, government regulation, improved vehicle fuel efficiency, consumer preferences toward alternative fueled vehicles and technological advances.

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

A significant portion of our transportation revenue is generated from our major customers. For 2013, our top 10 customers, based on revenue, accounted for approximately 54.2% of our transportation segment’s revenue and one customer accounted for 20.0% of the segment’s revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

The trucking industry is extremely competitive and fragmented.

The trucking industry is extremely competitive and fragmented. No single truckload carrier has a significant market share. We compete with many other truckload carriers of varying sizes, customers’ private fleets, and, to a lesser extent, with railroads which may limit our growth opportunities and reduce profitability. Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain our profit margins. Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances we may not be selected. Historically, competition has created downward pressure on the truckload industry’s pricing structure.

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

Notwithstanding the prior tenant’s obligations to us under the lease, with respect to MRP, we are solely responsible to appropriately handle the removal of any known hazardous substances on Phase 1 of the property up to a proposed cap of $1.871 million. MRP has agreed to share such costs above that cap. Accordingly, we recorded an expense in the fourth quarter of fiscal 2012 of $1,771,000 for this environmental remediation liability which is the lower end of the range of estimates. The actual expense may be materially higher or lower depending upon the determined responsibility of the prior tenant, our ability to collect from such prior tenant and actual costs incurred. In the event these costs are materially higher than forecasted, it could have a material adverse effect on our financial condition and results of operations.

Further testing during the fourth quarter of fiscal 2013 revealed the existence of contamination on the other three phases and we are requesting the prior tenant take financial responsibility for removal of this contamination as well. The Company has no obligation to remediate this contamination on Phases II, III and IV until such time as it commences construction there.

Uninsured losses could significantly reduce our earnings.

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Also, there are some types of losses such as from hurricanes, terrorism, wars, or earthquakes where insurance is limited and/or not economically justifiable. If an uninsured loss occurs, we could lose both the invested capital and anticipated revenues. We accrue currently for estimated incurred losses and expenses. We periodically evaluate and adjust our claims accrued liability to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our accrued amounts.

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

When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2013, leases at our properties representing approximately 12%, 17% and 14% of the total square footage of buildings completed prior to September 2013 were scheduled to expire in fiscal year 2014, 2015 and 2016, respectively.

We may be unable to lease currently vacant space.

Vacant space totals 10% in our business parks and only a small portion of that has leases signed for future occupancy. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may continue to be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.

We have 13 buildings in our business parks that are single-tenant occupied representing 44% of developed property rentals under long-term leases. We have seven other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rent payments could adversely affect our cash flow.

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

Our debt service obligations may have adverse consequences on our business operations.

We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

•	Our cash flows from operations may not be sufficient to meet required payments of principal and interest.
•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt.
•	We may default on our debt obligations, and the lenders may foreclose on our properties that collateralize those loans.
•	A foreclosure on one of our properties could create taxable income without any accompanying cash proceeds to pay the tax.
•	A default under a mortgage loan that has cross default provisions may cause us to automatically default on another loan.
•	We may not be able to refinance or extend our existing debt.
•	The terms of any refinancing or extension may not be as favorable as the terms of our existing debt.
•	We may not be able to issue debt on unencumbered properties under reasonable terms to finance growth of our portfolio of properties.
•	We may be subject to a significant increase in the variable interest rates on our unsecured line of credit or unsecured term loan, which could adversely impact our operations.
•	Our debt agreements have yield maintenance requirements that result in a penalty if we prepay loans.

As of September 30, 2013, we had outstanding non-recourse mortgage indebtedness of $49,904,000, secured by developed real estate properties having a carrying value of $58,724,000.

Our uncollateralized revolving credit agreement restricts our ability to engage in some business activities.

Our uncollateralized revolving credit agreement contains customary negative covenants and other financial and operating covenants that, among other things:

•	restricts our ability to incur certain additional indebtedness;
•	restricts our ability to make certain investments;
•	restricts our ability to merge with another company;
•	restricts our ability to pay dividends;
•	requires us to maintain financial coverage ratios; and
•	requires us to not encumber certain assets except as approved by the lenders.

These restrictions could cause us to default on our unsecured line of credit or negatively affect our operations.

Our real estate segment faces competition from numerous sources.

As a developer of flexible warehouse/office space, we compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be materially adversely affected.

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

As of November 10, 2013, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 22.6% of the outstanding shares of our common stock and certain of their family members beneficially own an additional 10.2%. As a result, these individuals effectively may have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

Mining Royalty Land Segment Construction Aggregates Properties. The following table summarizes the Company's construction aggregates locations and estimated reserves at September 30, 2013 a substantial portion of which are leased to Vulcan.

Tons of
	Tons Sold	Estimated
	in Year	Reserves
	Ended	at
	9/30/13	9/30/13	Approximate
	(000's)	(000's)	Acres Owned
The Company owns seven
locations currently being
mined in Grandin, Keuka,

Newberry, Florida; Columbus,
Macon, and Tyrone, Georgia;
and Manassas, Virginia.	4,459	336,855	10,423

The Company owns six locations
not currently being mined in
Ft. Myers, Airgrove/
Lake County (temporary),
Marion County, Astatula/Lake
County, Lake Louisa, Florida;
and Forest Park, Georgia.	25	96,532	4,771

These figures exclude Brooksville, Florida as the property was transferred October 4, 2006 to a joint venture with Vulcan for development. Brooksville tons sold in fiscal 2013 were 349,000 and estimated reserves were 5,400,000 at September 30, 2013.

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

Mining Royalty Land Segment Other Properties. The segment owns 1,923 acres of investment properties in Gulf Hammock, Brooksville, Palatka, and Polk County, Florida and Yatesville and Henderson, Georgia.

Developed Properties Rentals Segment. At September 30, 2013 certain developed real estate properties having a carrying value of $58,724,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $49,904,000. At September 30, 2013, the Company owned 400 acres in 15 developed parcels of land all but one of which are in the Mid-Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres. Four warehouse/office buildings and one suburban office building totaling 567,473 square feet exist on the property and are 99% occupied.

2) Lakeside Business Park in Harford County, Maryland consists of 84 usable acres. Nine warehouse/office buildings totaling 893,722 square feet exist on 64 of these acres and are 91.3% occupied. The remaining 20 acres are available for future development and have the potential to offer an additional 266,530 square feet of comparable product.

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

6) 34 Loveton Circle in suburban Baltimore County, Maryland contains 8.5 acres with 33,708 square feet of office space, which is 81% occupied including 24% of the space occupied by the Company.

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 89% occupied.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space. A new lease commenced October 2013 for 13,645 square feet increasing occupancy to 100%.

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

11) Windlass Run Business Park in Baltimore County, Maryland contains 69,474 square feet of warehouse/office space on 4.7 acres that is currently 50% occupied. An additional 26 acres (excluding wetlands) of fully developed land is available with the potential to offer 386,626 square feet of warehouse, office, flex and retail buildings. An agreement to lease 55,729 square feet is scheduled to commence January 2014 and will increase occupancy to 100%.

12) 155 E. 21st Street in Duval County, Florida contains approximately 6 acres with 68,757 square feet of office space which is 100% leased to Vulcan.

13) Hollander 95 Business Park in Baltimore City, Maryland was purchased in October of 2010 and contains 82,800 square feet of warehouse/office space on 3.8 acres which is 100% leased. An additional 38 acres of partially developed land is available with the potential to offer 425,750 square feet of warehouse, office, hotel and flex buildings.

14) Patriot Business Park in Prince William County, Maryland contains 117,600 square feet of office space on 10 acres which is 100% occupied. The Company entered into a build to suit lease in May 2013 for a 125,500 square foot building situated on 8 acres which is currently under construction and scheduled for completion and occupancy during the first quarter of calendar 2014. The remaining 37 acres have the potential to offer an additional 390,000 square feet of comparable product.

15) Transit Business Park in Baltimore, Maryland contains five buildings totaling 232,318 square feet on 14.5 acres and is 88% occupied.

Developed Property Rentals Segment Future Planned Developments. At September 30, 2013 the Company owned the following future development parcels:

1) Windlass Run Residential (previously Bird River) phase 2, located in southeastern Baltimore County, Maryland, is a 74 acre tract of land adjacent to our Windlass Run Business Park. The property was rezoned in September 2007 to allow for additional density. In July 2008, the Company entered into an agreement to sell the entire 121 acres at a purchase price of $25,075,000 and closing was scheduled to occur in the first quarter of calendar 2012. The contract purchaser had placed non-refundable deposits of $1,000,000 under this contract in escrow. In October 2011 the contract purchaser terminated its agreement to purchase the property and released the $1,000,000 escrow deposit to the company’s subsidiary, FRP Bird River, LLC. along with all permits, engineering work, plans and other development work product with regards to the property. The Company continued the entitlement process for this parcel of land for residential development as a planned unit development (PUD) and was successful in receiving approval for up to 412 dwelling units. In September 2012, the Company received a non-binding letter of intent to sell the property for $18.8 million in two phases. The letter of intent to sell the property was converted into 2 executed contracts that expired during the due diligence period. The Company executed two contracts on April 17, 2013 with another buyer for the sale of phase 1 of the property in the quarter ending September 30, 2013 for $8.0 million and the balance for $11.0 million approximately 18 months later. The sale of phase 1 was completed in August of 2013 and resulted in a gain of $4,928,000.

2) Anacostia River. The Company owns a 5.8 acre parcel of undeveloped real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. The parcel was leased to a subsidiary of Vulcan Materials Company from 1986 through August 2011. In September 2011 Vulcan commenced a long term lease for a Company owned 2.1 acre tract which is nearby on the same bank of the Anacostia River. The approved planned unit development for the 5.8 acre parcel permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail space and approximately 569,600 square feet of additional space for residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River.

In March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and possibly sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The joint venture, Riverfront Investment Partners I, LLC (“Riverfront I”) was formed in June 2013 as contemplated. The Company’s cost of the property to be contributed of $5,839,000 was transferred from Property, Plant and Equipment to Investment in joint ventures and is accounted for under the equity method of accounting. MRP will contribute capital of $4,000,000 to the joint venture including development costs paid prior to formation of the joint venture. MRP will raise any additional equity capital and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. At this point the Company anticipates commencement of construction of Phase I in mid 2014 with lease up scheduled between late 2015 and all of 2016. The Company’s equity interest in the joint venture will be determined based on leverage of the entity, additional cash contributions by the Company, and negotiations with potential third partners.

3) Leister property in Hampstead, Carroll County, Maryland is a 117 acre parcel located adjacent to State Route 30 bypass. The parcel is currently zoned for industrial use. Alternative uses are being investigated in order to maximize this assets’ profitability and expedite it’s disposition.

Item 3. LEGAL PROCEEDINGS.

Note 12 to the Consolidated Financial Statements included in the accompanying 2013 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 497 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2013. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATR). Information concerning stock prices is included under the caption "Quarterly Results" on page 6 of the Company's 2013 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2013 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1
Through
July 31	—	$—	—	$3,682,000

August 1
Through
August 31	—	$—	—	$3,682,000

September 1
Through
September 30	—	$—	—	$3,682,000

Total	—	$—	—

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On February

19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2013 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 7 through 13 of the Company’s 2013 Annual Report to Shareholders and such information is incorporated herein by reference.

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

For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The Company did not have any variable rate debt outstanding at September 30, 2013. The following table provides information about the Company’s long-term debt (dollars in thousands):

						There		Fair
Liabilities:	2014	2015	2016	2017	2018	after	Total	Value

Scheduled
maturities of
long-term debt:

Fixed Rate	$4,311	$4,533	$4,616	$4,887	$4,674	$26,883	$49,904	$53,252
Average
interest rate	6.3%	6.2%	6.2%	6.1%	6.1%	6.0%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 6 and on pages 14 through 26 of the Company's 2013 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer, our principal financial officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 1992 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2013, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regards to material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Leadership Structure and Committee Membership – Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2013.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Report," "Non-Employee Director Compensation," "Board Leadership Structure and Committee Membership – Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2013.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2013.

Equity Compensation Plan Information

Number of

Securities
remaining
available
	Number of		for future
	Securities	Weighted	issuance
	to be	Average	under equity
	issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	414,590	$20.40	537,880

Equity compensation
plans not approved
by security holders	0	0	0

Total	414,590	$20.40	537,880

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions", “Corporate Governance”, and “Board Leadership Structure and Committee Membership” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2013.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2013.

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

Patriot Transportation Holding, Inc.

Date: December 4, 2013	By	THOMPSON S. BAKER II
Thompson S. Baker II
President and Chief Executive
Officer (Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2013.

THOMPSON S. BAKER II	CHARLES E. COMMANDER III
Thompson S. Baker II	Charles E. Commader III
President and Chief	Director
Executive Officer
(Principal Executive Officer)
LUKE E. FICHTHORN III
Luke E. Fichthorn III
JOHN D. MILTON, JR.	Director
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial	ROBERT H. PAUL III
Officer (Principal Financial Officer)	Robert H. Paul III
Director

JOHN D. KLOPFENSTEIN
John D. Klopfenstein	H. W. SHAD III
Controller and Chief Accounting	H. W. Shad III
Officer (Principal Accounting Officer)	Director

JOHN D. BAKER II	MARTIN E. STEIN, JR.
John D. Baker II	Martin E. Stein, Jr.
Executive Chairman	Director

JOHN E. ANDERSON	JAMES H. WINSTON
John E. Anderson	James H. Winston
Director	Director

EDWARD L. BAKER
Edward L. Baker
Director, Chairman Emeritus

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

EXHIBIT INDEX

[Item 14(a)(3)]

(3)(a)(1)	Articles of Incorporation of Patriot Transportation Holding, Inc., incorporated by reference to the corresponding exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(3)(a)(2)	Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February 19, 1991 incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.

(3)(a)(3)	Amendments to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 15, 1994. File No. 33-26115.

(3)(a)(4)	Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc., filed with the Florida Secretary of State on May 6, 1999 incorporated by reference to a form of such amendment filed as Exhibit 4 to the Company’s Form 8-K dated May 5, 1999. File No. 33-26115.

(3)(a)(5)	Amendment to the Articles of Incorporation of Patriot Transportation Holding, Inc. filed with the Secretary of State of Florida on February 21, 2000, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2000. File No. 33-26115.

(3)(b)(1)	Amended and Restated Bylaws of Patriot Transportation Holding, Inc. adopted August 3, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated August 3, 2005. File No. 33-26115.

(4)(a)	Articles III, VII and XII of the Articles of Incorporation of Patriot Transportation Holding, Inc, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. And amended Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and XIV, incorporated by reference to an appendix filed with the Company’s Proxy Statement dated December 15, 1994. File No. 33-26115.

(4)(b)	Specimen stock certificate of Patriot Transportation Holding, Inc, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(a)	Various lease backs and mining royalty agreements with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated September 1, 1986, between Florida Rock Industries Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit (10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(b)	License Agreement, dated June 30, 1986, from Florida Rock Industries, Inc. to Florida Rock & Tank Lines, Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(c)	Mining Lease Agreement, dated September 1, 1986, between Florida Rock Industries, Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(d)	Summary of Medical Reimbursement Plan of Patriot Transportation Holding, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.

(10)(e)	Summary of Management Incentive Compensation Plans, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)	Management Security Agreements between the Company and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(g)(1)	Patriot Transportation Holding, Inc. 2000 Stock Option Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 15, 1999. File No. 33-26115.

(10)(g)(2)	Patriot Transportation Holding, Inc. 2006 Stock Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005. File No. 33-26115.

(10)(h)	Amended and Restated Revolving Credit Agreement dated September 30, 2008 among Patriot Transportation Holding, Inc. as Borrower, the Lenders from time to time party hereto and Wachovia Bank, National Association as Administrative Agent, incorporated by reference to the Company’s Form 8-K dated October 7, 2008. File No. 33-26115.

(10)(i)	The Company and its consolidated subsidiaries have other long-term debt agreements, none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(10)(k)	Joint Venture Agreement between Florida Rock Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 33-26115.

(10)(l)	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(m)	Letter Agreement between the Company and Robert E. Sandlin, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(n)	Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(s)

Limited Liability Company Agreement of Riverfront Investment Partners I LLC. Between FRP Riverfront I LLC and MRP SE Waterfront Residential LLC. incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2013. File No. 33-26115.

(13)	The Company's 2013 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2013 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(21)	Subsidiaries of Registrant at September 30, 2012: Florida Rock & Tank Lines, Inc. (a Florida corporation); Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); FRTL, Inc. (a Florida corporation); SunBelt Transport, Inc. (a Florida corporation); Oz LLC(a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company); FRP Transit Business Park (a Maryland limited liability company).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 30 of this Form 10-K.

(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of Thompson S. Baker II.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PATRIOT TRANSPORTATION HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2013
and 2012	16	(a)

For the years ended September 30, 2013, 2012 and 2011:
Consolidated statements of income	15	(a)
Consolidated statements of comprehensive income	15	(a)
Consolidated statements of cash flows	17	(a)
Consolidated statements of shareholders' equity	18	(a)

Notes to consolidated financial statements	19-29	(a)

Report of Independent Registered Certified Public
Accounting Firm	30-31	(a)

Selected quarterly financial data (unaudited)	7	(a)

Consent of Independent Registered Certified Public
Accounting Firm	31	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedules	32	(b)

Consolidated Financial Statement Schedules:

II - Valuation and qualifying accounts	32	(b)

III - Real estate and accumulated depreciation and
depletion	33-34	(b)

(a) Refers to the page number in the Company's 2013 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-55132, 333-125099 and 333-131475) of Patriot Transportation Holding, Inc. of our report dated December 4, 2013 relating to the consolidated financial statements and the effectiveness of Patriot Transportation Holding, Inc’s internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 4, 2013, relating to the financial statement schedules, which appear in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia

December 4, 2013

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of

Patriot Transportation Holding, Inc.:

Our audit of the consolidated financial statements referred to in our report dated December 4, 2013 appearing in the 2013 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 4, 2013

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE II (CONSOLIDATED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2013, 2012 AND 2011

		ADDITIONS	ADDITIONS
	BALANCE	CHARGED TO	CHARGED TO				BALANCE
	AT BEGIN.	COST AND	OTHER				AT END
	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		OF YEAR

Year Ended
September 30, 2013:

Allowance for
doubtful accounts	$128,604	$40,184	$—		$6,854	(a)	$161,934
Accrued risk
Insurance:
Tanklines	$3,670,950	$1,919,650	$—		$4,053,842		$1,536,758
Sunbelt	—	—	—		—		—
Accrued health
insurance	1,248,517	2,211,550	—	(c)	2,561,940	(b)	898,127
Totals -
insurance	$4,919,467	$4,131,200	$—		$6,615,782		$2,434,885

Year Ended
September 30, 2012:

Allowance for
doubtful accounts	$117,927	$41,435	$—		$30,758	(a)	$128,604
Accrued risk
Insurance:
Tanklines	$4,879,799	$1,735,033	$—		$2,943,882		$3,670,950
Sunbelt	29,518	(151,505)	—		(121,987)		—
Accrued health
insurance	989,298	2,864,681	10,592	(c)	2,616,054	(b)	1,248,517
Totals -
insurance	$5,898,615	$4,448,209	$10,592		$5,437,949		$4,919,467

Year Ended
September 30, 2011:

Allowance for
doubtful accounts	$90,770	$67,628	$—		$40,471	(a)	$117,927
Accrued risk
Insurance:
Tanklines	$3,909,354	$1,833,845	$—		$863,400		$4,879,799
Sunbelt	1,109,895	(294,478)	—		785,899		29,518
Accrued health
insurance	967,746	2,339,594	(4,670	)(c)	2,313,372	(b)	989,298
Totals -
insurance	$5,986,995	$3,878,961	$(4,670)		$3,962,671		$5,898,615

Note: SunBelt’s risk insurance expense for the years ended September 30, 2012 and 2011 was negative due to claims settled for less than prior estimates.

(a) Accounts written off less recoveries

(b) Payments

(c) Other comprehensive income (ASC Topic 715).

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND

DEPLETION (dollars in thousands)

SEPTEMBER 30, 2013

County	Encumb- rances	Initial cost to Company	Cost capi- talized subsequent to acqui- sition	Gross amount at which carried at end of period (a)	Accumulated Depreciation & Depletion	Year Of Constr- uction	Date Acquired	Deprecia- tion Life Computed on:
Construction Aggregates
Alachua, FL		$1,442	$0	$1,442	$137	n/a	4/86	unit
Clayton, GA		369	0	369	5	n/a	4/86	unit
Fayette, GA		685	0	685	64	n/a	4/86	unit
Lake, FL		402	0	402	146	n/a	4/86	unit
Lake Louisa, FL		11,039	0	11,039	0	n/a	5/12	unit
Lee, FL		4,690	6	4,696	6	n/a	4/86	unit
Monroe, GA		792	0	792	281	n/a	4/86	unit
Muscogee, GA		369	(45)	324	295	n/a	4/86	unit
Prince Wil., VA		299	0	299	299	n/a	4/86	unit
Putnam, FL		15,002	37	15,039	4,289	n/a	4/86	unit
	0	35,089	(2)	35,087	5,522
Other Rental Property
Wash D.C.		2,957	10,200	13,157	2,387	n/a	4/86	15 yr.
Wash D.C.		3,811	0	3,811	0	n/a	10/97	n/a
Putnam, FL		302	(2)	300	283	n/a	4/86	5 yr.
Spalding, GA		20	0	20	0	n/a	4/86	n/a
Lake, FL		1,083	0	1,083	968	n/a	4/86	unit
Marion, FL		1,180	4	1,184	599	n/a	4/86	unit
	0	9,353	10,202	19,555	4,237
Commercial Property
Baltimore, MD	2,010	439	4,662	5,101	2,518	1990	10/89	39 yr.
Baltimore, MD	4,357	950	6,902	7,852	4,199	1994	12/91	39 yr.
Baltimore, MD	1,486	690	2,861	3,551	1,337	2000	07/99	39 yr.
Baltimore, MD	0	5,634	10,597	16,231	664	2008	12/02	39 yr.
Baltimore City, MD	0	5,750	4,755	10,505	482	2010	12/10	39 yr.
Baltimore City, MD	0	7,442	225	7,667	73	n/a	6/13	39 yr.
Duval, FL	0	2,416	541	2,957	2,731	n/a	4/86	25 yr.
Harford, MD	1,194	31	3,830	3,861	1,923	1998	8/95	39 yr.
Harford, MD	2,405	50	5,699	5,749	2,241	1999	8/95	39 yr.
Harford, MD	3,787	85	7,091	7,176	3,155	2001	8/95	39 yr.
Harford, MD	0	92	1,487	1,579	0	n/a	8/95	39 yr.
Harford, MD	2,873	88	10,133	10,221	3,534	2007	8/95	39 yr.
Harford, MD	2,155	155	12,331	12,486	3,222	2009	8/95	39 yr.
Howard, MD	1,644	2,859	4,750	7,609	3,841	1996	9/88	39 yr.
Howard, MD	1,344	2,473	981	3,454	1,251	2000	3/00	39 yr.
Anne Arun, MD	0	715	8,865	9,580	5,123	1989	9/88	39 yr.
Anne Arun, MD	7,379	950	13,120	14,070	4,105	2003	5/98	39 yr.
Anne Arun, MD	0	1,525	10,800	12,325	2,763	2005	8/04	39 yr.
Anne Arun, MD	4,012	737	5,324	6,061	1,330	2006	1/03	39 yr.
Anne Arun, MD	0	667	10,259	10,926	1,584	2012	7/07	39 yr.
Norfolk, VA	5,577	7,512	0	7,512	2,001	2004	10/04	39 yr.
Prince Wil., VA	0	7,324	18,113	25,437	202	n/a	12/05	39 yr.
Newcastle Co., DE	9,681	11,559	2,268	13,827	3,457	2004	4/04	39 yr.
Carroll, MD	0	4,720	2,305	7,025	0	n/a	3/08	n/a
	49,904	64,863	147,899	212,762	51,736
Investment Property		2,231	(703)	1,528	672	n/a	4/86	n/a

GRAND TOTALS	$49,904	$111,536	$157,396	$268,932	$62,167

(a) The aggregate cost for Federal income tax purposes is $239,194.

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND DEPLETION

YEARS ENDED SEPTEMBER 30, 2013, 2012 AND 2011

(In thousands)

	2013	2012	2011

Gross Carrying Cost of Real Estate:

Balance at beginning of period	$262,564	$241,253	$225,630

Additions during period:
Amounts capitalized	22,228	21,380	15,899

Deductions during period:
Cost of real estate sold	(10,021)	(69)	(276)
Other	(5,839)	—	—

Balance at close of period	$268,932	$262,564	$241,253

Accumulated Depreciation & Depletion:

Balance at beginning of period	$58,997	$54,110	$49,499

Additions during period:
Charged to cost & expense	4,938	4,956	4,611

Deductions during period:
Real estate sold	(461)	(69)	—
Other	(1,307)	—	—

Balance at close of period	$62,167	$58,997	$54,110