Form 10-Q
period 2013-12-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2014-02-03
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2013
Common Stock, $.10 par value	9,578,616 shares
per share

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2013

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	December 31,	September 30,
Assets	2013	2013
Current assets:
Cash and cash equivalents	$579	502
Cash held in escrow	1,570	1,569
Accounts receivable (net of allowance for
doubtful accounts of $222 and $162, respectively)	9,740	7,707
Real estate tax refund receivable	994	1,576
Inventory of parts and supplies	870	881
Prepaid tires on equipment	2,093	1,871
Prepaid taxes and licenses	1,578	2,223
Prepaid insurance	483	609
Prepaid expenses, other	120	79
Real estate held for sale, at cost	1,316	—
Total current assets	19,343	17,017

Property, plant and equipment, at cost	366,338	356,335
Less accumulated depreciation and depletion	117,478	114,922
Net property, plant and equipment	248,860	241,413

Real estate held for investment, at cost	4,428	4,343
Investment in joint ventures	13,497	13,406
Goodwill	3,431	1,087
Unrealized rents	4,686	4,659
Other assets, net	9,424	5,168
Total assets	$303,669	287,093

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,306	7,290
Federal and state income taxes payable	1,138	475
Deferred income taxes	127	127
Accrued payroll and benefits	4,245	6,008
Accrued insurance	1,408	1,285
Accrued liabilities, other	1,470	1,486
Long-term debt due within one year	4,383	4,311
Total current liabilities	20,077	20,982

Long-term debt, less current portion	60,215	45,593
Deferred income taxes	22,567	22,567
Accrued insurance	1,133	1,133
Other liabilities	4,195	4,172
Commitments and contingencies (Note 7)	—	—
Shareholders' equity:
Preferred stock, no par value;
5,000,000 shares authorized; none issued
Common stock, $.10 par value;
25,000,000 shares authorized,
9,578,616 and 9,564,220 shares issued
and outstanding, respectively	958	956
Capital in excess of par value	44,751	44,258
Retained earnings	149,735	147,394
Accumulated other comprehensive income, net	38	38
Total shareholders' equity	195,482	192,646
Total liabilities and shareholders' equity	$303,669	287,093
See accompanying notes

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2013	2012
Revenues:
Transportation	$31,591	26,639
Mining royalty land	1,268	1,331
Developed property rentals	5,961	5,087
Total revenues	38,820	33,057

Cost of operations:
Transportation	30,135	24,842
Mining royalty land	329	308
Developed property rentals	3,878	3,236
Unallocated corporate	354	263
Total cost of operations	34,696	28,649

Operating profit:
Transportation	1,456	1,797
Mining royalty land	939	1,023
Developed property rentals	2,083	1,851
Unallocated corporate	(354)	(263)
Total operating profit	4,124	4,408

Gain on investment land sold	56	1,116
Interest income and other	1	32
Equity in loss of joint ventures	(32)	(8)
Interest expense	(311)	(428)

Income before income taxes	3,838	5,120
Provision for income taxes	(1,497)	(1,997)

Net income	$2,341	3,123

Comprehensive Income	$2,341	3,123

Earnings per common share:
Basic	0.24	0.33
Diluted	0.24	0.33

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,568	9,452
-diluted earnings per common share	9,674	9,549

See accompanying notes

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$2,341	3,123
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Depreciation, depletion and amortization	3,775	3,271
Deferred income taxes	—	444
Equity in loss of joint ventures	32	8
Gain on sale of equipment and property	(39)	(1,307)
Stock-based compensation	169	130
Net changes in operating assets and liabilities:
Accounts receivable	(1,451)	704
Inventory of parts and supplies	11	(145)
Prepaid expenses and other current assets	784	668
Other assets	(457)	(680)
Accounts payable and accrued liabilities	(1,772)	(3,076)
Income taxes payable and receivable	663	634
Long-term insurance liabilities and other long-term
liabilities	23	74
Net cash provided by operating activities	4,079	3,848

Cash flows from investing activities:
Purchase of transportation group property and equipment	(5,334)	(6,787)
Investments in developed property rentals segment	(3,769)	(4,164)
Transportation group business acquisition	(10,023)	—
Cash held in escrow	(1)
Investment in joint ventures	(125)	(32)
Proceeds from the sale of property, plant and equipment	230	2,202
Net cash used in investing activities	(19,022)	(8,781)

Cash flows from financing activities:
Repayment of long-term debt	(1,051)	(1,277)
Repurchase of Company Stock	—	(233)
Proceeds from borrowing on revolving credit facility	16,745	—
Payment on revolving credit facility	(1,000)	—
Excess tax benefits from exercises of stock options	143	407
Exercise of employee stock options	183	763
Net cash provided by (used in) financing activities	15,020	(340)

Net increase (decrease) in cash and cash equivalents	77	(5,273)
Cash and cash equivalents at beginning of period	502	6,713
Cash and cash equivalents at end of the period	$579	1,440

The Company recorded non-cash transactions for vacation liability of the transportation group business acquisition of $132 in the first quarter of fiscal 2014 and a receivable on previously capitalized real estate taxes on the Anacostia property of $31 in the first quarter of fiscal 2013.

See accompanying notes.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the “Company”). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. Investment in Riverfront Investment Partners I, LLC is accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2013.

(2) Recent Accounting Pronouncements. In February 2013, accounting guidance was issued to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance was effective for fiscal years beginning after December 15, 2012 and did not have a material effect on the Company’s financial position or results of operations.

(3) Business Segments. The Company operates in three reportable business segments. The Company’s operations are substantially in the Southeastern and Mid-Atlantic states. The transportation segment hauls petroleum and other liquids and dry bulk commodities by tank trailers. The Company’s real estate operations consist of two reportable segments. The Mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The Developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area, and holds real estate for future development or related to its developments.

The Company’s transportation and real estate groups operate independently and have minimal shared overhead except for corporate expenses. Corporate expenses are allocated in fixed quarterly amounts based upon budgeted and estimated proportionate cost by segment. Unallocated corporate expenses primarily include stock compensation and corporate aircraft expenses.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	December 31,
	2013	2012
Revenues:
Transportation	$31,591	26,639
Mining royalty land	1,268	1,331
Developed property rentals	5,961	5,087
	$38,820	33,057

Operating profit:
Transportation	$1,948	2,268
Mining royalty land	1,128	1,199
Developed property rentals	2,366	2,115
Corporate expenses:
Allocated to transportation	(492)	(471)
Allocated to mining land	(189)	(176)
Allocated to developed property	(283)	(264)
Unallocated	(354)	(263)
	(1,318)	(1,174)
	$4,124	4,408

Interest expense:
Mining royalty land	$26	11
Developed property rentals	285	417
	$311	428

Capital expenditures:
Transportation (a)	$8,731	6,787
Mining royalty land	—	—
Developed property rentals:
Capitalized interest	516	591
Internal labor	95	110
Real estate taxes	24	251
Other costs	3,134	3,212
	$12,500	10,951
(a)	Includes $3,397 related to the Pipeline Transportation, Inc.

acquisition during the three month period ended December 31,2013.

Depreciation, depletion and
amortization:
Transportation	$2,030	1,753
Mining royalty land	28	25
Developed property rentals	1,599	1,388
Other	118	105
	$3,775	3,271

	December 31,	September 30,
Identifiable net assets	2013	2013
Transportation	$64,038	49,410
Mining royalty land	39,914	40,008
Developed property rentals	197,174	195,476
Cash items	579	502
Unallocated corporate assets	1,964	1,697
	$303,669	287,093

(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	December 31,	September 30,
	2013	2013
Revolving credit (uncollateralized)	$15,745	—
5.6% to 8.6% mortgage notes
due in installments through 2027	48,853	49,904
	64,598	49,904
Less portion due within one year	4,383	4,311
	$60,215	45,593

On December 21, 2012, the Company entered into a five year credit agreement with Wells Fargo Bank, N.A. with a maximum facility amount of $55 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. As of December 31, 2013, $15,745,000 was borrowed under the Revolver, $7,000,000 in letters of credit was outstanding, and $32,255,000 was available for additional borrowing. The letters of credit were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.0% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. As of December 31, 2013, $68,444,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2013.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2013, the carrying amount and fair value of such other long-term debt was $48,853,000 and $52,004,000, respectively.

(5) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended
	December 31,
	2013	2012
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,568	9,452

Common shares issuable under
share based payment plans
which are potentially dilutive	106	97

Common shares used for diluted
earnings per common share	9,674	9,549

Net income	$2,341	3,123

Earnings per common share
Basic	$0.24	0.33
Diluted	$0.24	0.33

For the three months ended December 31, 2013, 31,790 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2012, 173,240 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(6) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 506,090 at December 31, 2013.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2013	2012
Stock option grants	$169	130
Annual director stock award	—	—
	$169	130

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2013	414,590	$20.40	4.2	$3,668
Granted	31,790	$41.39		$545
Exercised	14,396	$12.71		$89
Outstanding at
December 31, 2013	431,984	$22.20	4.5	$4,124
Exercisable at
December 31, 2013	344,830	$20.24	3.5	$2,992
Vested during
three months ended
December 31, 2013	28,348			$322

The aggregate intrinsic value of exercisable in-the-money options was $7,334,000 and the aggregate intrinsic value of all outstanding in-the-money options was $8,343,000 based on the market closing price of $41.51 on December 31, 2013 less exercise prices. Gains of $405,000 were realized by option holders during the three months ended December 31, 2013. The realized tax benefit from options exercised for the three months ended December 31, 2013 was $157,000. The unrecognized compensation cost of options granted but not yet vested as of December 31, 2013 was $1,087,000, which is expected to be recognized over a weighted-average period of 3.8 years.

(7) Contingent liabilities. Certain of the Company’s subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability for the transportation segment may be understated or overstated but the possible range can not be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. In the opinion of management, none of these matters are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. Preliminary testing completed in the summer of 2012 on the portion of the site that will contain Phase I indicated the presence of contaminated material that will have to be specially handled in the event of excavation in conjunction with construction. There are certain contaminants that we believe are a result of normal operations of our previous tenant over the long-term due to documented releases from an underground storage tank which was located within Phase I along with other activities by the tenant on the property. We are in the process of discussing financial responsibility for these costs with our prior tenant. To date discussions remain unresolved but it is our position that the tenant is responsible by terms of the lease and environmental laws. Notwithstanding this, as a result of the agreements in place with MRP, we have a financial responsibility to MRP up to a proposed cap of $1.871 million to appropriately handle the removal of the known hazardous substances on Phase I of the property. We recorded an expense in the fourth quarter of fiscal 2012 of $1,771,000 for this environmental remediation liability which is the lower end of the range of estimates. The actual expense may be materially higher or lower depending upon the determined responsibility of the prior tenant, our ability to collect from such prior tenant and actual costs incurred. Further testing during the fourth quarter of fiscal 2013 revealed the existence of contamination on the other three phases and we are requesting the prior tenant take financial responsibility for removal of this contamination as well. The Company has no obligation to remediate this contamination on Phases II, III and IV until such time as it commences construction there.

(8) Concentrations. The transportation segment primarily serves customers in the petroleum industry in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first three months of fiscal 2014, the transportation segment’s ten largest customers accounted for approximately 56.7% of the transportation segment’s revenue. One of these customers accounted for 21.1% of the transportation segment’s revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Accounts receivable from the transportation segment’s ten largest customers was $5,120,000 and $3,565,000 at December 31, 2013 and September 30, 2013 respectively.

The mining royalty land segment has one lessee that accounted for 72.7% of the segment’s revenues and $126,000 of accounts receivable at December 31, 2013. The termination of certain of this lessee’s underlying leases could have a material adverse effect on the segment.

The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may exceed FDIC limits.

(9) Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2013 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all other financial instruments with the exception of mortgage notes (see Note 4) approximates the carrying value due to the short-term nature of such instruments.

(10) Real Estate Held for Sale. In November 2013 the Company signed an agreement to sell 4.4 acres at Patriot Business Park for $2,000,000. The book value of the property at December 31, 2013 was $1,316,000.  The sale is expected to close in the second half of calendar 2014.

In July 2013 the Company sold 15.18 acres of land at Patriot Business Park resulting in $835,000 of cash held in escrow related to future obligations of the Company pertaining to this sale which will be satisfied during fiscal 2014. The Company sold 284 acres of Gulf Hammock mining property in August 2013 resulting in cash held in escrow of the amount of the gross proceeds of $734,000 held by a 1031 intermediary.

(11) Unusual or Infrequent Items Impacting Quarterly Results. Income from continuing operations for the first quarter of fiscal 2013 included a gain on the sale of the developed property rentals Commonwealth property in Jacksonville, Florida, of $1,116,000 before income taxes. The book value of the property was $723,000.

(12) Riverfront I Joint Venture. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The joint venture, Riverfront Investment Partners I, LLC (“Riverfront I) was formed in June 2013 as contemplated. The Company’s cost of the property to be contributed of $5,839,000 was transferred from Property, plant and equipment to Investment in joint ventures and is accounted for under the equity method of accounting. MRP will contribute capital of at least $4,000,000 to the joint venture including development costs paid prior to formation of the joint venture. MRP will raise any additional equity capital and obtain a nonrecourse loan for the balance of the estimated construction and lease up costs. At this point the Company anticipates commencement of construction of Phase I in mid 2014 with lease up scheduled between late 2015 and all of 2016. The Company’s equity interest in the joint venture will be determined based on leverage of the entity, additional cash contributions by the Company, and negotiations with potential third partners.

(13) Transportation Business Acquisition. The Company’s transportation segment acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013. Pipeline’s operations have been conducted in the Florida and Alabama markets also served by Florida Rock and Tank Lines, Inc. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000.

The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the business, through the use of a third party valuations and management estimates, based upon the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Fair value of consideration transferred (cash paid)	$(10,023)

Acquisition related costs expensed	$75

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property and equipment	$3,397
Prepaid tires and other prepaid assets	276
Customer relationships	4,004
Trade name	72
Non-compete agreement	62
Vacation liability assumed	(132)

Total identifiable net assets assumed	$7,679
Goodwill	2,344
Total	$10,023

The goodwill recorded resulting from the acquisition is tax deductible. The intangible assets acquired are reflected in the line Other assets, net on the consolidated balance sheets. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. These non-cancellable operating leases will require minimum annual rentals approximating $3,034,000 over the next 4 fiscal years.

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

The Company’s transportation segment acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013 for $10,023,000. Pipeline’s operations have been conducted in the Florida and Alabama markets also served by Florida Rock and Tank Lines, Inc. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000. The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the business, through the use of a third party valuations and management estimates, based upon the fair value of the assets acquired and liabilities assumed. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. These non-cancellable operating leases will require minimum annual rentals approximating $3,034,000 over the next 4 fiscal years.

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

Comparative Results of Operations for the Three months ended December 31, 2013 and 2012

Consolidated Results – Net income for the first quarter of fiscal 2014 was $2,341,000 compared to $3,123,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2014 were $.24 compared to $.33 for the same quarter last year. The first quarter of the prior year included a gain of $681,000 after income taxes on the sale of investment land. Transportation segment results were lower due to higher health and risk insurance costs, acquisition and organic growth related expenses, and lower gains on equipment sales and losses on wrecked equipment. The Company incurred increased costs related to the acquisition and organic growth. These growth related costs include one-time equipment costs, professional fees and the cost of sending drivers from their home based terminals to other terminals to help capture growth opportunities which will continue to some extent until the growth is fully stabilized. The mining royalty land segment’s results were lower due to a shift in production at one location decreasing the share of mining on property owned by the Company. The Developed property rentals segment’s results were higher due to higher occupancy and new buildings added partially offset by higher property taxes and professional fees.

Transportation Results

	Three months ended December 31
(dollars in thousands)	2013	%	2012	%

Transportation revenue	$26,490	84%	21,991	83%
Fuel surcharges	5,101	16%	4,648	17%

Revenues	31,591	100%	26,639	100%

Compensation and benefits	11,596	37%	9,434	35%
Fuel expenses	7,283	23%	6,256	24%
Insurance and losses	2,475	8%	1,888	7%
Depreciation expense	1,968	6%	1,707	6%
Other, net	3,920	12%	3,005	11%
Sales, general & administrative	2,386	7%	2,307	9%
Allocated corporate expenses	492	2%	471	2%
Loss (gain) on equipment sales	15	0%	(226)	-1%

Cost of operations	30,135	95%	24,842	93%

Operating profit	$1,456	5%	1,797	7%

Transportation segment revenues were $31,591,000 in the first quarter of 2014, an increase of $4,952,000 over the same quarter last year. Revenue miles in the current quarter were up 22.4% compared to the first quarter of fiscal 2013 due to business growth and a longer average haul length. The Pipeline Transportation, Inc. business acquisition on November 7, 2013 comprised less than half of that growth. Revenue per mile decreased 3.3% over the same quarter last year due to a longer average haul length. Fuel surcharge revenue increased $453,000 due to the increase in miles offset by the lower cost of fuel. The average price paid per gallon of diesel fuel decreased by $.14 over the same quarter in fiscal 2013. There is a time lag between changes in fuel prices and surcharges and often fuel costs change more rapidly than the market indexes used to determine fuel surcharges. Excluding fuel surcharges, revenue per mile decreased 1.6% over the same quarter last year.

The Transportation segment’s cost of operations was $30,135,000 in the first quarter of 2014, an increase of $5,293,000 over the same quarter last year. The Transportation segment’s cost of operations in the first quarter of 2014 as a percentage of revenue was 95% compared to 93% in the first quarter of 2013. Compensation and benefits increased $2,162,000 or 22.9% compared to the same quarter last year primarily due to the increase in miles driven, a driver pay increase, increased new driver training pay and acquisition and organic growth related extra pay for out of town drivers. Fuel cost increased by $1,027,000 due to the increase in miles driven partially offset by the lower cost per gallon. Insurance and losses increased $587,000 compared to the same quarter last year primarily due to higher health and risk insurance costs. Depreciation expense increased $261,000 due to more trucks in service. Other expense increased $915,000 due to increased miles driven, acquisition and organic growth related expenses and additional trucks in service. Sales, general, and administrative costs increased $79,000 or 3.4% compared to the same quarter last year. Allocated corporate expenses increased $21,000. Gains on equipment sales decreased $241,000 due to decreased sales of tractors and losses on wrecked equipment. The Company incurred increased costs related to the acquisition and organic growth. These growth related costs include one-time equipment costs, professional fees and the cost of sending drivers from their home based terminals to other terminals to help capture growth opportunities which will continue to some extent until the growth is fully stabilized.

Mining Royalty Land Results

	Three months ended December 31
(dollars in thousands)	2013	%	2012	%

Mining royalty land revenue	$1,268	100%	1,331	100%

Property operating expenses	118	9%	112	8%
Depreciation and depletion	28	2%	25	2%
Management Company indirect	(6)	0%	(5)	0%
Allocated corporate expenses	189	15%	176	13%

Cost of operations	329	26%	308	23%

Operating profit	$939	74%	1,023	77%

Mining royalty land segment revenues for the first quarter of fiscal 2014 were $1,268,000, a decrease of $63,000 or 4.7% over the same quarter last year due to a shift in production at one location decreasing the share of mining on property owned by the Company.

The mining royalty land segment’s cost of operations was $329,000 in the first quarter of 2014, an increase of $21,000 over the same quarter last year due primarily to higher property taxes and an increase in allocated corporate expenses.

Developed Property Rentals Results

	Three months ended December 31
(dollars in thousands)	2013	%	2012	%

Developed property rentals revenue	$5,961	100%	5,087	100%

Property operating expenses	1,609	27%	1,117	22%
Depreciation and amortization	1,599	27%	1,430	28%
Management Company indirect	387	6%	425	9%
Allocated corporate expenses	283	5%	264	5%

Cost of operations	3,878	65%	3,236	64%

Operating profit	$2,083	35%	1,851	36%

Developed property rentals segment revenues for the first quarter of fiscal 2014 were $5,961,000, an increase of $874,000 or 17.2% due to higher occupancy and revenue on the 117,600 square foot build to suit building completed and occupied during the quarter ending March 2013 and revenue on the 5 new buildings added June 2013 related to the purchase of Transit Business Park. Occupancy at December 31, 2013 was 89.2% as compared to 86.2% at December 31, 2012.

Developed property rentals segment’s cost of operations was $3,878,000 in the first quarter of 2014, an increase of $642,000 or 19.8% over the same quarter last year. Property operating expenses increased $492,000 due to higher occupancy, property taxes, snow removal costs and professional fees and the new buildings placed in service. Depreciation and amortization increased $169,000 primarily due to the newly completed build to suit building and the purchase of Transit Business Park reduced by certain tenant improvements becoming fully depreciated. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $38,000 due to lower health insurance costs partially offset by higher professional fees and property taxes. Allocated corporate expenses increased $19,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $4,124,000 in the first quarter of fiscal 2014, a decrease of $284,000 or 6.4% compared to $4,408,000 in the same period last year. Operating profit in the transportation segment decreased $341,000 or 19.0% due to higher health and risk insurance costs, acquisition and organic growth related expenses, and lower gains on sales of equipment and losses on wrecked equipment. The Company incurred increased costs related to the acquisition and organic growth. These growth related costs include one-time equipment costs, professional fees and the cost of sending drivers from their home based terminals to other terminals to help capture growth opportunities which will continue to some extent until the growth is fully stabilized. Operating profit in the mining royalty land segment decreased $84,000 or 8.2% primarily due a shift in production at one location decreasing share of mining on property owned by the Company. Operating profit in the Developed property rentals segment increased $232,000 or 12.5% due to higher occupancy, the 117,600 square foot build to suit building completed and occupied during the second quarter 2013, the addition of Transit Business Park partially offset by higher property taxes and professional fees. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $354,000 in the first quarter of fiscal 2014, an increase of $91,000 compared to the same period last year.

Gain on investment land sold – Gain on investment land sold for the first quarter of fiscal 2014 included $56,000 of deferred profits on prior year land sales. Gain on investment land sold for the first quarter of fiscal 2013 included a gain on the sale of the developed property rentals Commonwealth property of $1,116,000 before income taxes. The book value of the property was $723,000.

Interest income and other (expense) income, net – Interest income and other (expense) income, net decreased $31,000 over the same quarter last year due to funds received in consideration for the conveyance of easement property in the prior year.

Interest expense – Interest expense decreased $117,000 over the same quarter last year due to a declining mortgage principal balance offset by lower capitalized interest. The amount of interest capitalized on real estate projects under development was $75,000 lower than the same quarter in fiscal 2013.

Income taxes – Income tax expense decreased $500,000 over the same quarter last year due to lower earnings compared to the same quarter last year.

Net income - Net income for the first quarter of fiscal 2014 was $2,341,000 compared to $3,123,000 for the same period last year. Diluted earnings per common share for the first quarter of fiscal 2014 were $.24 compared to $.33 for the same quarter last year. The first quarter of the prior year included a gain of $681,000 after income taxes on the sale of investment land. Transportation segment results were lower due to higher health and risk insurance costs, acquisition and organic growth related expenses, and lower gains on equipment sales and losses on wrecked equipment. The Company incurred increased costs related to the acquisition and organic growth. These growth related costs include one-time equipment costs, professional fees and the cost of sending drivers from their home based terminals to other terminals to help capture growth opportunities which will continue to some extent until the growth is fully stabilized. The mining royalty land segment’s results were lower due to a shift in production at one location decreasing the share of mining on property owned by the Company. The Developed property rentals segment’s results were higher due to higher occupancy and new buildings added partially offset by higher property taxes and professional fees.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs. The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company intends to meet long-term funding requirements for transportation equipment and acquisitions, property acquisitions and development, debt service, and share repurchases through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, and proceeds from sales of strategically identified assets.

For the first three months of fiscal 2014, the Company used cash provided by operating activities of $4,079,000, borrowings of $16,745,000 under its Revolver, proceeds from the sale of plant, property and equipment of $230,000, proceeds from the exercise of employee stock options of $183,000, excess tax benefits from the exercise of stock options of $143,000, and cash balances to purchase $5,334,000 in transportation equipment, to expend $3,769,000 in real estate development, to invest $10,023,000 in the Pipeline Transportation business acquisition, to invest $125,000 in joint ventures, to make $1,051,000 in payments on long-term debt, and to make payments of $1,000,000 under the Revolver. Cash held in escrow increased $1,000. Cash increased $77,000.

Cash flows from operating activities for the first three months of fiscal 2014 were $231,000 higher than the same period last year primarily due to increased receivables resulting from transportation revenue increases offset by higher insurance liability payments in the prior year. Accrued insurance liabilities were higher in the prior year due to payment in settlement of three unusually large prior year liability and health claims.

Cash flows used in investing activities for the first three months of fiscal 2014 were $10,241,000 higher primarily due to the acquisition of Pipeline Transportation, Inc. in November 2013. The prior year included larger sales of equipment and land while the current year included lower purchases of transportation equipment exclusive of the Pipeline Transportation, Inc. acquisition.

Cash flows provided by financing activities for the first three months of fiscal 2014 were $15,360,000 higher than the same period last year due to borrowing on the Revolver.

On December 21, 2012, the Company entered into a five year credit agreement with Wells Fargo Bank, N.A. with a maximum facility amount of $55 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. As of December 31, 2013, $15,745,000 was borrowed under the Revolver, $7,000,000 in letters of credit was outstanding, and $32,255,000 was available for additional borrowing. The letters of credit were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.0% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. As of December 31, 2013, $68,444,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2013.

The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first three months of fiscal 2014 the Company did not repurchase any shares of stock. As of December 31, 2013, $3,682,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company’s capital expenditures or operating results.

Summary and Outlook. Transportation revenues for the first quarter of fiscal 2014 increased $4,952,000 or 18.6% over the first quarter of 2013. The bottom line contribution of these additional revenues was not achieved as duplicate expense of temporarily transferred drivers and extra driving and training pay nullified any return on the added revenues. The company has been adding approximately five net new drivers a month, exclusive of the Pipeline acquisition, for the last nine months and anticipates continuing a similar addition of drivers. As permanent drivers are added to our employment rolls the company expects that the added revenues will become contributory to our profitability.

Developed property rentals occupancy has increased from 86.2% to 89.2% over December 31, 2012 as the market for new tenants has improved and traffic for vacant space has increased. Occupancy at December 31, 2013 and 2012 included 13,450 square feet or .4% and 25,660 square feet or .9% respectively for temporary leases under a less than full market lease rate. The Company’s second build to suit lease at Patriot Business Park for a 125,500 square foot building was completed in January 2014. In November 2013 the Company signed an agreement to sell 4.4 acres at Patriot Business Park for $2,000,000. The book value of the property at December 31, 2013 was $1,316,000.  The sale is expected to close in the second half of calendar 2014.

The Company anticipates commencement of construction of the first phase of the four phase Anacostia development in mid 2014 with lease up scheduled between late 2015 and all of 2016.

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

As of December 31, 2013, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October 31	—	$—	—	$3,682,000

November 1
Through
November 30	—	$—	—	$3,682,000

December 1
Through
December 31	—	$—	—	$3,682,000

Total	—	$	—

(1) In December 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2014             PATRIOT TRANSPORTATION HOLDING, INC.

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

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2013

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