Form 10-Q
period 2014-03-31
PATRIOT TRANSPORTATION HOLDING INC
filed 2014-05-07
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, $.10 par value	9,639,419 shares
per share

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2014

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31,	September 30,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$1,132	502
Cash held in escrow	220	1,569
Accounts receivable (net of allowance for
doubtful accounts of $209 and $162, respectively)	9,505	7,707
Real estate tax refund receivable	415	1,576
Federal and state income taxes receivable	1,077
Deferred income taxes	216	—
Inventory of parts and supplies	857	881
Prepaid tires on equipment	1,986	1,871
Prepaid taxes and licenses	1,067	2,223
Prepaid insurance	141	609
Prepaid expenses, other	121	79
Real estate held for sale, at cost	1,319	—
Total current assets	18,056	17,017

Property, plant and equipment, at cost	365,675	356,335
Less accumulated depreciation and depletion	119,424	114,922
Net property, plant and equipment	246,251	241,413

Real estate held for investment, at cost	4,532	4,343
Investment in joint ventures	13,550	13,406
Goodwill	3,431	1,087
Unrealized rents	4,785	4,659
Other assets, net	9,300	5,168
Total assets	$299,905	287,093

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,119	7,290
Federal and state income taxes payable	—	475
Deferred income taxes	—	127
Accrued payroll and benefits	4,383	6,008
Accrued insurance	1,422	1,285
Accrued liabilities, other	1,015	1,486
Long-term debt due within one year	4,456	4,311
Total current liabilities	17,395	20,982

Long-term debt, less current portion	55,173	45,593
Deferred income taxes	23,061	22,567
Accrued insurance	1,183	1,133
Other liabilities	4,235	4,172
Commitments and contingencies (Note 7)	—	—
Shareholders' equity:
Preferred stock, no par value;
5,000,000 shares authorized; none issued
Common stock, $.10 par value;
25,000,000 shares authorized,
9,639,419 and 9,564,220 shares issued
and outstanding, respectively	964	956
Capital in excess of par value	46,418	44,258
Retained earnings	151,438	147,394
Accumulated other comprehensive income, net	38	38
Total shareholders' equity	198,858	192,646
Total liabilities and shareholders' equity	$299,905	287,093
See accompanying notes

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		SIX MONTHS ENDED MARCH 31,
	2014	2013	2014	2013
Revenues:
Transportation	$31,900	27,176	63,491	53,815
Mining royalty land	1,226	1,244	2,494	2,575
Developed property rentals	6,781	5,448	12,742	10,535
Total revenues	39,907	33,868	78,727	66,925

Cost of operations:
Transportation	31,003	25,255	61,138	50,097
Mining royalty land	347	318	676	626
Developed property rentals	4,587	3,318	8,465	6,554
Unallocated corporate	824	669	1,178	932
Total cost of operations	36,761	29,560	71,457	58,209

Operating profit:
Transportation	897	1,921	2,353	3,718
Mining royalty land	879	926	1,818	1,949
Developed property rentals	2,194	2,130	4,277	3,981
Unallocated corporate	(824)	(669)	(1,178)	(932)
Total operating profit	3,146	4,308	7,270	8,716

Gain on investment land sold	22	—	78	1,116
Interest income and other	—	5	1	37
Equity in loss of joint ventures	(31)	(11)	(63)	(19)
Interest expense	(346)	(580)	(657)	(1,008)

Income before income taxes	2,791	3,722	6,629	8,842
Provision for income taxes	(1,088)	(1,451)	(2,585)	(3,448)

Net income	$1,703	2,271	4,044	5,394

Comprehensive Income	$1,703	2,271	4,044	5,394

Earnings per common share:
Basic	0.18	0.24	0.42	0.57
Diluted	0.18	0.24	0.42	0.56

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,619	9,527	9,593	9,481
-diluted earnings per common share	9,707	9,599	9,690	9,565

See accompanying notes

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands)

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$4,044	5,394
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	7,943	6,738
Deferred income taxes	151	1,545
Equity in loss of joint ventures	63	19
Loss (Gain) on sale of equipment and property	18	(1,812)
Stock-based compensation	960	726
Net changes in operating assets and liabilities:
Accounts receivable	(637)	11
Inventory of parts and supplies	24	(170)
Prepaid expenses and other current assets	1,743	1,933
Other assets	(985)	(1,049)
Accounts payable and accrued liabilities	(3,262)	(3,845)
Income taxes payable and receivable	(1,552)	(161)
Long-term insurance liabilities and other long-term
Liabilities	113	54
Net cash provided by operating activities	8,623	9,383

Cash flows from investing activities:
Purchase of transportation group property and equipment	(5,744)	(7,361)
Investments in developed property rentals segment	(4,798)	(5,571)
Transportation group business acquisition	(10,023)	—
Cash held in escrow	1,349	—
Investment in joint ventures	(210)	(39)
Proceeds from the sale of property, plant and equipment	500	2,677
Net cash used in investing activities	(18,926)	(10,294)

Cash flows from financing activities:
Repayment of long-term debt	(2,120)	(2,576)
Repurchase of Company Stock	—	(233)
Proceeds from borrowing on revolving credit facility	20,145	1,000
Payment on revolving credit facility	(8,300)	(1,000)
Excess tax benefits from exercises of stock options	539	539
Exercise of employee stock options	669	995
Net cash provided by (used in) financing activities	10,933	(1,275)

Net increase (decrease) in cash and cash equivalents	630	(2,186)
Cash and cash equivalents at beginning of period	502	6,713
Cash and cash equivalents at end of the period	$1,132	4,527

The Company recorded non-cash transactions for vacation liability of the transportation group business acquisition of $132 in the first six months of fiscal 2014 and a receivable on previously capitalized real estate taxes on the Anacostia property of $41 in the first six months of fiscal 2013.

See accompanying notes.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the “Company”). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. Investment in Riverfront Investment Partners I, LLC is accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2013.

(2) Recently Issued Accounting Standards. In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU also expands the disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. Effective immediately, the Company will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues:
Transportation	$31,900	27,176	$63,491	53,815
Mining royalty land	1,226	1,244	2,494	2,575
Developed property rentals	6,781	5,448	12,742	10,535
	$39,907	33,868	$78,727	66,925

Operating profit:
Transportation	$1,324	2,328	$3,272	4,596
Mining royalty land	1,068	1,102	2,196	2,301
Developed property rentals	2,477	2,394	4,843	4,509
Corporate expenses:
Allocated to transportation	(427)	(407)	(919)	(878)
Allocated to mining land	(189)	(176)	(378)	(352)
Allocated to developed property	(283)	(264)	(566)	(528)
Unallocated	(824)	(669)	(1,178)	(932)
	(1,723)	(1,516)	(3,041)	(2,690)
	$3,146	4,308	$7,270	8,716

Interest expense:
Mining royalty land	$39	12	$65	23
Developed property rentals	307	568	592	985
	$346	580	$657	1,008

Capital expenditures:
Transportation (a)	$410	574	$9,141	7,361
Mining royalty land	—	—	—	—
Developed property rentals:
Capitalized interest	477	417	993	1,008
Internal labor	100	108	195	218
Real estate taxes	16	256	40	507
Other costs	436	626	3,570	3,838
	$1,439	1,981	$13,939	12,932
(a)	Includes $3,397 related to the Pipeline Transportation, Inc.

acquisition during the six month period ended March 31,2014.

Depreciation, depletion and
amortization:
Transportation	$2,294	1,827	$4,324	3,580
Mining royalty land	28	23	56	48
Developed property rentals	1,723	1,515	3,322	2,903
Other	123	102	241	207
	$4,168	3,467	$7,943	6,738

	March 31,	September 30,
Identifiable net assets	2014	2013
Transportation	$60,985	49,410
Mining royalty land	39,214	40,008
Developed property rentals	195,393	195,476
Cash items	1,132	502
Unallocated corporate assets	3,181	1,697
	$299,905	287,093

(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	March 31,	September 30,
	2014	2013
Revolving credit (uncollateralized)	$11,845	—
5.6% to 8.6% mortgage notes
due in installments through 2027	47,784	49,904
	59,629	49,904
Less portion due within one year	4,456	4,311
	$55,173	45,593

On December 21, 2012, the Company entered into a five year credit agreement with Wells Fargo Bank, N.A. with a maximum facility amount of $55 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. As of March 31, 2014, $11,845,000 was borrowed under the Revolver, $7,423,000 in letters of credit was outstanding, and $35,732,000 was available for additional borrowing. The letters of credit were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.0% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. As of March 31, 2014, $69,578,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2014.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2014, the carrying amount and fair value of such other long-term debt was $47,784,000 and $51,165,000, respectively.

5) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2014	2013	2014	2013
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,619	9,527	9,593	9,481

Common shares issuable under
share based payment plans
which are potentially dilutive	88	72	97	84

Common shares used for diluted
earnings per common share	9,707	9,599	9,690	9,565

Net income	$1,703	2,271	4,044	5,394

Earnings per common share
Basic	$0.18	0.24	0.42	0.57
Diluted	$0.18	0.24	0.42	0.56

For the three and six months ended March 31, 2014, 26,334 and 31,790 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2013, 165,740 and 173,240 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(6) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 486,590 at March 31, 2014.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2014	2013	2014	2013
Stock option grants	$93	89	262	219
Annual director stock award	698	507	698	507
	$791	596	960	726

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2013	414,590	$20.40	4.2	$3,668
Granted	31,790	$41.39		$545
Exercised	55,699	$12.01		$335
Outstanding at
March 31, 2014	390,681	$23.30	4.7	$3,878
Exercisable at
March 31, 2014	303,527	$21.39	3.6	$2,745
Vested during
six months ended
March 31, 2014	28,348			$322

The aggregate intrinsic value of exercisable in-the-money options was $4,489,000 and the aggregate intrinsic value of all outstanding in-the-money options was $5,151,000 based on the market closing price of $36.05 on March 31, 2014 less exercise prices. Gains of $1,485,000 were realized by option holders during the six months ended March 31, 2014. The realized tax benefit from options exercised for the six months ended March 31, 2014 was $575,000. The unrecognized compensation cost of options granted but not yet vested as of March 31, 2014 was $994,000, which is expected to be recognized over a weighted-average period of 3.6 years.

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

Preliminary testing on the site of the Company's four phase master development known as Riverfront on the Anacostia in Washington, D.C. indicated the presence of contaminated material that will have to be specially handled upon excavation in conjunction with construction. The Company has agreed with our joint venture partner to bear the cost of handling the contaminated materials on the first phase of this development up to a cap of $1.871 million. We recorded an expense in the fourth quarter of fiscal 2012 of $1,771,000 for this environmental remediation liability which is the lower end of the range of estimates. The Company has no obligation to remediate this contamination on Phases II, III and IV of the development until such time as it makes a commitment to commence construction there. The Company's position is that the prior tenant on the property is responsible for the cost of removal of the contaminated materials. The Company's actual expense to address this issue may be materially higher or lower than the expense previously recorded depending upon the actual costs incurred and any reimbursement that we receive from the prior tenant.

(8) Concentrations. The transportation segment primarily serves customers in the petroleum industry in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first six months of fiscal 2014, the transportation segment’s ten largest customers accounted for approximately 56.3% of the transportation segment’s revenue. One of these customers accounted for 20.8% of the transportation segment’s revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Accounts receivable from the transportation segment’s ten largest customers was $4,954,000 and $3,565,000 at March 31, 2014 and September 30, 2013 respectively.

The mining royalty land segment has one lessee that accounted for 71.8% of the segment’s revenues and $115,000 of accounts receivable at March 31, 2014. The termination of certain of this lessee’s underlying leases could have a material adverse effect on the segment.

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

As of March 31, 2014 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all other financial instruments with the exception of mortgage notes (see Note 4) approximates the carrying value due to the short-term nature of such instruments.

(10) Real Estate Held for Sale. In November 2013 the Company signed an agreement to sell 4.4 acres at Patriot Business Park for $2,000,000. The book value of the property at March 31, 2014 was $1,319,000. The sale closed April 21, 2014.

In July 2013 the Company sold 15.18 acres of land at Patriot Business Park resulting in $835,000 of cash held in escrow related to post sale obligations of the Company. The amount of cash held in escrow for work to be completed was $220,000 as of March 31, 2014.

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

(13) Transportation Business Acquisition. The Company’s transportation segment acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013 for $10,023,000. Pipeline’s operations have been conducted in the Florida and Alabama markets. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000.

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

The goodwill recorded resulting from the acquisition is tax deductible. The intangible assets acquired are reflected in the line Other assets, net on the consolidated balance sheets. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. These non-cancellable operating leases will require minimum annual rentals approximating $2,838,000 over the next 3.5 fiscal years.

(14) Subsequent Events. On May 7, 2014, the Company announced that it planned to separate its transportation business into an independent publicly traded company through a tax free spin-off of the transportation business to Patriot shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of an opinion of tax counsel and effectiveness of a registration statement on Form 10, is expected to be completed in the next 12 months.

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

The Company’s transportation segment acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013 for $10,023,000. Pipeline’s operations have been conducted in the Florida and Alabama markets. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000. The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the business, through the use of a third party valuations and management estimates, based upon the fair value of the assets acquired and liabilities assumed. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. These non-cancellable operating leases will require minimum annual rentals approximating $2,838,000 over the next 3.5 fiscal years.

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

On May 7, 2014, the Company announced that it planned to separate its transportation business into an independent publicly traded company through a tax free spin-off of the transportation business to Patriot shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of an opinion of tax counsel and effectiveness of a registration statement on Form 10, is expected to be completed in the next 12 months.

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

Comparative Results of Operations for the Three months ended March 31, 2014 and 2013

Consolidated Results – Net income for the second quarter of fiscal 2014 was $1,703,000 compared to $2,271,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2014 were $.18 compared to $.24 for the same quarter last year. Although revenues for the Transportation segment were up 17% quarter over quarter, Transportation segment operating profit was impacted by a $303,000 increase ($121,000 out-of-town driver pay and $182,000 driver travel costs) in out-of-town driver cost to service new business and to address unexpected driver attrition in the acquired Pipeline business, a $128,000 increase in driver hiring and testing, a $102,000 loss on wrecked equipment, and a $225,000 reduction in equipment sale gains. The Company expects the out-of-town driver and driver recruitment costs to continue to exceed prior periods until an adequate number of local drivers are hired to service the business opportunities. The mining royalty land segment’s results were lower due to a shift in production at one location decreasing the share of mining on property owned by the Company. The Developed property rentals segment’s results improved due to higher occupancy and new buildings added partially offset by higher property taxes and professional fees.

Transportation Results

	Three months ended March 31
(dollars in thousands)	2014	%	2013	%

Transportation revenue	$26,800	84.0%	22,460	82.6%
Fuel surcharges	5,100	16.0%	4,716	17.4%

Revenues	31,900	100.0%	27,176	100.0%

Compensation and benefits	11,816	37.0%	9,733	35.8%
Fuel expenses	7,647	24.0%	6,470	23.8%
Operating & repairs	3,454	10.8%	2,457	9.0%
Insurance and losses	2,563	8.0%	2,193	8.1%
Depreciation expense	2,063	6.5%	1,781	6.6%
Rents, tags & utilities	1,006	3.2%	624	2.3%
Sales, general & administrative	2,133	6.7%	2,023	7.5%
Allocated corporate expenses	427	1.3%	407	1.5%
(Gain) Loss on equipment sales	(106)	-0.3%	(433)	-1.7%

Cost of operations	31,003	97.2%	25,255	92.9%

Operating profit	$897	2.8%	1,921	7.1%

Transportation segment revenues were $31,900,000 in the second quarter of 2014, an increase of $4,724,000 over the same quarter last year. Revenue miles increased 19.7% compared to the second quarter of fiscal 2013 due to the Pipeline acquisition on November 7, 2013, additional business growth and a longer average haul length. Revenue per mile decreased 2.0% over the same quarter last year due to a longer average haul length, a change in the mix of business and lower rates on the business acquired in the Pipeline acquisition.

Fuel surcharge revenue increased $384,000 due to the increase in miles offset by the lower cost of fuel and an increase in the mix of customers with lower surcharges. Fuel surcharges decreased as a percentage of total revenues due to an increase in the mix of customers with lower fuel surcharges. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods as a significant portion of fuel costs are included in transportation revenue.

The Transportation segment’s cost of operations was $31,003,000 in the second quarter of 2014, an increase of $5,748,000 over the same quarter last year. The Transportation segment’s cost of operations as a percentage of revenue increased to 97.2% compared to 92.9% in the second quarter of 2013 primarily due to the following reasons:

• Compensation and benefits increased 1.2% as a percentage of revenues due primarily to a driver pay increase implemented on March 2, 2013, a $121,000 increase in out-of-town driver pay to service new business and to address unexpected driver attrition in the acquired Pipeline business.

• Operating and repairs expenses increased 1.8% as a percentage of revenues due primarily to a $182,000 increase in driver travel costs to service new business and to address unexpected driver attrition in the acquired Pipeline business as well as a $128,000 increase in driver hiring costs and higher repair costs.

• Rents, tags and utilities increased ..9% as a percentage of revenues due primarily to the addition of leased tractors in the Pipeline acquisition.

• Gains on equipment sales decreased 1.4% as a percentage of revenues during the quarter due to fewer equipment sales and a $102,000 loss in the quarter on wrecked equipment.

These expense increases were partially mitigated by lower sales, general and administrative expense as a percentage of revenue due to lower bonus compensation accruals.

Mining Royalty Land Results

	Three months ended March 31
(dollars in thousands)	2014	%	2013	%

Mining royalty land revenue	$1,226	100%	1,244	100%

Property operating expenses	124	10%	122	10%
Depreciation and depletion	28	2%	23	2%
Management Company indirect	6	0%	(3)	0%
Allocated corporate expenses	189	16%	176	14%

Cost of operations	347	28%	318	26%

Operating profit	$879	72%	926	74%

Mining royalty land segment revenues for the second quarter of fiscal 2014 were $1,226,000, a decrease of $18,000 or 1.4% over the same quarter last year due to a shift in production at one location decreasing the share of mining on property owned by the Company.

The mining royalty land segment’s cost of operations was $347,000 in the second quarter of 2014, an increase of $29,000 over the same quarter last year due primarily to higher allocated corporate and management expenses.

Developed Property Rentals Results

	Three months ended March 31
(dollars in thousands)	2014	%	2013	%

Developed property rentals revenue	$6,781	100%	5,448	100%

Property operating expenses	2,222	33%	1,240	23%
Depreciation and amortization	1,685	25%	1,421	26%
Management Company indirect	397	6%	393	7%
Allocated corporate expenses	283	4%	264	5%

Cost of operations	4,587	68%	3,318	61%

Operating profit	$2,194	32%	2,130	39%

Developed property rentals segment revenues for the second quarter of fiscal 2014 were $6,781,000, an increase of $1,333,000 or 24.5% due to higher occupancy, snow removal reimbursements, revenue on the 125,550 square foot build to suit building completed and occupied during the quarter and revenue on the 5 buildings added June 2013 related to the purchase of Transit Business Park. Occupancy at March 31, 2014 was 89.8% as compared to 88.5% at March 31, 2013.

Developed property rentals segment’s cost of operations was $4,587,000 in the second quarter of 2014, an increase of $1,269,000 or 38.2% over the same quarter last year. Property operating expenses increased $982,000 due to higher occupancy, property taxes ($258,000), snow removal costs ($625,000), professional fees ($58,000), and the new buildings placed in service. Depreciation and amortization increased $264,000 primarily due to the newly completed build to suit building and the purchase of Transit Business Park reduced by certain tenant improvements becoming fully depreciated. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) increased $4,000. Allocated corporate expenses increased $19,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $3,146,000 in the second quarter of fiscal 2014, a decrease of $1,162,000 or 27.0% compared to $4,308,000 in the same period last year. Operating profit in the transportation segment decreased $1,024,000 or 53.3%. Although revenues for the Transportation segment were up 17% quarter over quarter, Transportation segment operating profit was impacted by a $303,000 increase ($121,000 out-of-town driver pay and $182,000 driver travel costs) in out-of-town driver cost to service new business and to address unexpected driver attrition in the acquired Pipeline business, a $128,000 increase in driver hiring and testing, a $102,000 loss on wrecked equipment, and a $225,000 reduction in equipment sale gains. The Company expects the out-of-town driver and driver recruitment costs to continue to exceed prior periods until an adequate number of local drivers are hired to service the business opportunities. Operating profit in the mining royalty land segment decreased $47,000 or 5.1% primarily due to a shift in production at one location decreasing share of mining on property owned by the Company. Operating profit in the Developed property rentals segment increased $64,000 or 3.0% due to higher occupancy, the 125,550 square foot build to suit building completed and occupied during the second quarter 2014, and the addition of Transit Business Park offset by higher property taxes and professional fees. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $824,000 in the second quarter of fiscal 2014, an increase of $155,000 compared to the same period last year primarily due to the higher market value associated with the annual director stock grant.

Gain on investment land sold – Gain on investment land sold for the second quarter of fiscal 2014 included $22,000 of deferred profits on prior year land sales.

Interest income and other (expense) income, net – Interest income and other (expense) income, net decreased $5,000 over the same quarter last year.

Interest expense – Interest expense decreased $234,000 over the same quarter last year due to a declining mortgage principal balance and higher capitalized interest. The amount of interest capitalized on real estate projects under development was $60,000 higher than the same quarter in fiscal 2013.

Income taxes – Income tax expense decreased $363,000 over the same quarter last year due to lower earnings compared to the same quarter last year.

Net income - Net income for the second quarter of fiscal 2014 was $1,703,000 compared to $2,271,000 for the same period last year. Diluted earnings per common share for the second quarter of fiscal 2014 were $.18 compared to $.24 for the same quarter last year. Although revenues for the Transportation segment were up 17% quarter over quarter, Transportation segment operating profit was impacted by a $303,000 increase ($121,000 out-of-town driver pay and $182,000 driver travel costs) in out-of-town driver cost to service new business and to address unexpected driver attrition in the acquired Pipeline business, a $128,000 increase in driver hiring and testing, a $102,000 loss on wrecked equipment, and a $225,000 reduction in equipment sale gains. The Company expects the out-of-town driver and driver recruitment costs to continue to exceed prior periods until an adequate number of local drivers are hired to service the business opportunities. The mining royalty land segment’s results were lower due to a shift in production at one location decreasing the share of mining on property owned by the Company. The Developed property rentals segment’s results improved due to higher occupancy and new buildings added partially offset by higher property taxes and professional fees.

Comparative Results of Operations for the Six months ended March 31, 2014 and 2013

Consolidated Results – Net income for the first six months of fiscal 2014 was $4,044,000 compared to $5,394,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2014 were $.42 compared to $.56 for the same period last year.

Although revenues for the Transportation segment were up 18% year over year, Transportation segment operating profit was impacted by a $569,000 increase ($246,000 out-of-town driver pay and $323,000 driver travel costs) in out-of-town driver cost to service new business and to address unexpected driver attrition in the acquired Pipeline business, a $187,000 increase in driver hiring and testing, a $223,000 loss on wrecked equipment, and a $345,000 reduction in equipment sale gains. The Company expects the out-of-town driver and driver recruitment costs to continue to exceed prior periods until an adequate number of local drivers are hired to service the business opportunities. The mining royalty land segment’s results were lower due to a shift in production at one location decreasing the share of mining on property owned by the Company. The Developed property rentals segment’s results improved due to higher occupancy and new buildings added partially offset by higher property taxes and professional fees.

Transportation Results

	Six months ended March 31
(dollars in thousands)	2014	%	2013	%

Transportation revenue	$53,290	83.9%	44,451	82.6%
Fuel surcharges	10,201	16.1%	9,364	17.4%

Revenues	63,491	100.0%	53,815	100.0%

Compensation and benefits	23,412	36.9%	19,167	35.6%
Fuel expenses	14,930	23.5%	12,726	23.7%
Operating & repairs	6,603	10.4%	4,910	9.1%
Insurance and losses	5,038	7.9%	4,081	7.6%
Depreciation expense	4,031	6.4%	3,488	6.5%
Rents, tags & utilities	1,777	2.8%	1,176	2.2%
Sales, general & administrative	4,519	7.1%	4,330	8.0%
Allocated corporate expenses	919	1.4%	878	1.6%
(Gain) Loss on equipment sales	(91)	-.1%	(659)	-1.2%

Cost of operations	61,138	96.3%	50,097	93.1%

Operating profit	$2,353	3.7%	3,718	6.9%

Transportation segment revenues were $63,491,000 in the first six months of 2014, an increase of $9,676,000 over the same period last year. Revenue miles in the first six months of fiscal 2014 were up 21.0% compared to the first six months of fiscal 2013 due to the Pipeline acquisition on November 7, 2013, business growth and a longer average haul length. Revenue per mile decreased 2.7% over the same period last year due to a longer average haul length and lower rates on the business acquired in the Pipeline acquisition.

Fuel surcharge revenue increased $837,000 due to the increase in miles offset by the lower cost of fuel and an increase in the mix of customers with lower surcharges. Fuel surcharges decreased as a percentage of total revenues due to an increase in the mix of customers with lower fuel surcharges. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods as a significant portion of fuel costs are included in transportation revenue.

The Transportation segment’s cost of operations was $61,138,000 in the first six months of 2014, an increase of $11,041,000 over the same period last year. The Transportation segment’s cost of operations in the first six months of 2014 as a percentage of revenue increased to 96.1% compared to 93.1% in the first six months of 2013 primarily due to the following reasons:

• Compensation and benefits increased 1.3% as a percentage of revenues due primarily to a driver pay increase implemented on March 2, 2013, a $246,000 increase in out-of-town driver pay to service new business and to address unexpected driver attrition in the acquired Pipeline business.

• Operating and repairs expenses increased 1.3% as a percentage of revenues due primarily to a $323,000 increase in driver travel costs to service new business and to address unexpected driver attrition in the acquired Pipeline business as well as a $187,000 increase in driver hiring costs and $104,000 in rigging and rebranding costs related to the Pipeline acquisition.

• Insurance and losses increased ..3% as a percentage of revenues due primarily to higher health and risk insurance claims.

• Rents, tags and utilities increased ..6% as a percentage of revenues due primarily to the addition of leased tractors in the Pipeline acquisition.

• Gains on equipment sales decreased 1.1% as a percentage of revenues during the quarter due to fewer equipment sales and a $223,000 loss in the quarter on wrecked equipment.

These expense increases were partially mitigated by lower sales, general and administrative expense as a percentage of revenue due to lower bonus compensation accruals.

Mining Royalty Land Results

	Six months ended March 31
(dollars in thousands)	2014	%	2013	%

Mining royalty land revenue	$2,494	100%	2,575	100%

Property operating expenses	242	10%	234	9%
Depreciation and depletion	56	2%	48	2%
Management Company indirect	-	0%	(8)	0%
Allocated corporate expenses	378	15%	352	13%

Cost of operations	676	27%	626	24%

Operating profit	$1,818	73%	1,949	76%

Mining royalty land segment revenues for the first six months of fiscal 2014 were $2,494,000, a decrease of $81,000 or 3.1% over the same period last year due to a shift in production at one location decreasing the share of mining on property owned by the Company.

The mining royalty land segment’s cost of operations was $676,000 in the first six months of 2014, an increase of $50,000 over the same period last year due primarily to higher property taxes and an increase in allocated corporate expenses.

Developed Property Rentals Results

	Six months ended March 31
(dollars in thousands)	2014	%	2013	%

Developed property rentals revenue	$12,742	100%	10,535	100%

Property operating expenses	3,831	30%	2,357	22%
Depreciation and amortization	3,284	26%	2,851	27%
Management Company indirect	784	6%	818	8%
Allocated corporate expenses	566	4%	528	5%

Cost of operations	8,465	66%	6,554	62%

Operating profit	$4,277	34%	3,981	38%

Developed property rentals segment revenues for the first six months of fiscal 2014 were $12,742,000, an increase of $2,207,000 or 20.9% due to higher occupancy, snow removal reimbursements, revenue on the 117,600 square foot build to suit building completed and occupied during the quarter ended March 2013, revenue on the 5 buildings added June 2013 related to the purchase of Transit Business Park and revenue on the 125,550 square foot build to suit building completed and occupied during the quarter ended March 2014. Occupancy at March 31, 2014 was 89.8% as compared to 88.5% at March 31, 2013.

Developed property rentals segment’s cost of operations was $8,465,000 in the first six months of 2014, an increase of $1,911,000 or 29.2% over the same period last year. Property operating expenses increased $1,474,000 due to higher occupancy, property taxes ($511,000), snow removal costs ($702,000), professional fees ($136,000) and the new buildings placed in service. Depreciation and amortization increased $433,000 primarily due to the recently completed build to suit buildings and the purchase of Transit Business Park reduced by certain tenant improvements becoming fully depreciated. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $34,000 due to lower health insurance costs partially offset by higher professional fees. Allocated corporate expenses increased $38,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $7,270,000 in the first six months of fiscal 2014, a decrease of $1,446,000 or 16.6% compared to $8,716,000 in the same period last year. Operating profit in the transportation segment decreased $1,365,000 or 36.7%. Although revenues for the Transportation segment were up 18% year over year, Transportation segment operating profit was impacted by a $569,000 increase ($246,000 out-of-town driver pay and $323,000 driver travel costs) in out-of-town driver cost to service new business and to address unexpected driver attrition in the acquired Pipeline business, a $187,000 increase in driver hiring and testing, a $223,000 loss on wrecked equipment, and a $345,000 reduction in equipment sale gains. The Company expects the out-of-town driver and driver recruitment costs to continue to exceed prior periods until an adequate number of local drivers are hired to service the business opportunities. Operating profit in the mining royalty land segment decreased $131,000 or 6.7% primarily due a shift in production at one location decreasing share of mining on property owned by the Company. Operating profit in the Developed property rentals segment increased $296,000 or 7.4% due to higher occupancy, the 117,600 square foot build to suit building completed and occupied during the second quarter 2013, the addition of Transit Business Park and the 125,550 square foot build to suit building completed and occupied during the second quarter 2014 offset by higher property taxes and professional fees. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $1,178,000 in the first six months of fiscal 2014, an increase of $246,000 compared to the same period last year primarily due to the higher market value associated with the annual director stock grant.

Gain on investment land sold – Gain on investment land sold for the first six months of fiscal 2014 included $78,000 of deferred profits on prior year land sales. Gain on investment land sold for the first six months of fiscal 2013 included a gain on the sale of the developed property rentals Commonwealth property of $1,116,000 before income taxes. The book value of the property was $723,000.

Interest income and other (expense) income, net – Interest income and other (expense) income, net decreased $36,000 over the same period last year due to funds received in consideration for the conveyance of easement property in the prior year.

Interest expense – Interest expense decreased $351,000 over the same period last year due to a declining mortgage principal balance offset by lower capitalized interest. The amount of interest capitalized on real estate projects under development was $15,000 lower than the same period in fiscal 2013.

Income taxes – Income tax expense decreased $863,000 over the same period last year due to lower earnings compared to the same period last year.

Net income - Net income for the first six months of fiscal 2014 was $4,044,000 compared to $5,394,000 for the same period last year. Diluted earnings per common share for the first six months of fiscal 2014 were $.42 compared to $.56 for the same period last year. Although revenues for the Transportation segment were up 18%

year over year, Transportation segment operating profit was impacted by a $569,000 increase ($246,000 out-of-town driver pay and $323,000 driver travel costs) in out-of-town driver cost to service new business and to address unexpected driver attrition in the acquired Pipeline business, a $187,000 increase in driver hiring and testing, a $223,000 loss on wrecked equipment, and a $345,000 reduction in equipment sale gains. The Company expects the out-of-town driver and driver recruitment costs to continue to exceed prior periods until an adequate number of local drivers are hired to service the business opportunities. The mining royalty land segment’s results were lower due to a shift in production at one location decreasing the share of mining on property owned by the Company. The Developed property rentals segment’s results improved due to higher occupancy and new buildings added partially offset by higher property taxes and professional fees.

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

For the first six months of fiscal 2014, the Company used cash provided by operating activities of $8,623,000, borrowings of $20,145,000 under its Revolver, proceeds from the sale of plant, property and equipment of $500,000, proceeds from the exercise of employee stock options of $669,000, excess tax benefits from the exercise of stock options of $539,000, and cash balances to purchase $5,744,000 in transportation equipment, to expend $4,798,000 in real estate development, to invest $10,023,000 in the Pipeline Transportation business acquisition, to invest $210,000 in joint ventures, to make $2,120,000 in payments on long-term debt, and to make payments of $8,300,000 under the Revolver. Cash held in escrow decreased $1,349,000. Cash increased $630,000.

Cash flows from operating activities for the first six months of fiscal 2014 were $760,000 lower than the same period last year primarily due to higher insurance liability payments in the prior year offset by increased receivables resulting from transportation revenue increases. Accrued insurance liabilities were higher in the prior year due to payment in settlement of three unusually large prior year liability and health claims.

Cash flows used in investing activities for the first six months of fiscal 2014 were $8,632,000 higher primarily due to the acquisition of Pipeline Transportation, Inc. in November 2013. The prior year included larger sales of equipment and land while the current year included lower purchases of transportation equipment exclusive of the Pipeline Transportation, Inc. acquisition.

Cash flows provided by financing activities for the first six months of fiscal 2014 were $12,208,000 higher than the same period last year due to borrowing on the Revolver.

On December 21, 2012, the Company entered into a five year credit agreement with Wells Fargo Bank, N.A. with a maximum facility amount of $55 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. As of March 31, 2014, $11,845,000 was borrowed under the Revolver, $7,423,000 in letters of credit was outstanding, and $35,732,000 was available for additional borrowing. The letters of credit were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.0% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. As of March 31, 2014, $69,578,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of March 31, 2014.

The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first six months of fiscal 2014 the Company did not repurchase any shares of stock. As of March 31, 2014, $3,682,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company’s capital expenditures or operating results.

Summary and Outlook. Transportation revenues for the first six months of fiscal 2014 increased $9,676,000 or 18.0% over the first six months of 2013. The bottom line contribution of these additional revenues was not achieved as duplicate expense of temporarily transferred drivers and extra driving and training pay nullified any return on the added revenues. The company has been adding approximately five net new drivers a month, exclusive of the Pipeline acquisition, for the last nine months and anticipates continuing a similar addition of drivers. As permanent drivers are added to our employment rolls the company expects that the added revenues will become contributory to our profitability.

Developed property rentals occupancy has increased from 88.5% to 89.8% over March 31, 2013 as the market for new tenants has improved and traffic for vacant space has increased. Occupancy at March 31, 2014 and 2013 included 8,200 square feet or .2% and 25,660 square feet or .9% respectively for temporary leases under a less than full market lease rate. In November 2013 the Company signed an agreement to sell 4.4 acres at Patriot Business Park for $2,000,000. The book value of the property at March 31, 2014 was $1,319,000. The sale closed April 21, 2014.

The Company anticipates commencement of construction of the first phase of the four phase Anacostia development in mid 2014 with lease up scheduled between late 2015 and all of 2016.

On May 7, 2014, the Company announced that it planned to separate its transportation business into an independent publicly traded company through a tax free spin-off of the transportation business to Patriot shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of an opinion of tax counsel and effectiveness of a registration statement on Form 10, is expected to be completed in the next 12 months. The Company expects to incur significant transaction related expenses in connection with the separation.

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

As of March 31, 2014, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

The Company has announced that it plans to separate its transportation business into an independent publicly traded company. There are risks associated with the planned separation, which include a failure to complete the separation due to a failure of the conditions to closing, the failure to obtain the anticipated tax treatment, and the risk of not realizing the anticipated benefits from the separation.

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

May 7, 2014             PATRIOT TRANSPORTATION HOLDING, INC.

Thompson S. Baker II

Thompson S. Baker II

President and Chief Executive

 Officer

John D. Milton, Jr.

John D. Milton, Jr.

Executive Vice President, Treasurer,

 Secretary and Chief

 Financial Officer

John D. Klopfenstein

John D. Klopfenstein

Controller and Chief

 Accounting Officer

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

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