Form 10-Q
period 2014-06-30
PATRIOT TRANSPORTATION HOLDING INC
filed 2014-08-06
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Stock, $.10 par value	9,657,419 shares
per share
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2014

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

3

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30,	September 30,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$614	502
Cash held in escrow	220	1,569
Accounts receivable (net of allowance for
doubtful accounts of $227 and $162, respectively)	8,982	7,707
Real estate tax refund receivable	416	1,576
Deferred income taxes	253	—
Inventory of parts and supplies	903	881
Prepaid tires on equipment	2,044	1,871
Prepaid taxes and licenses	321	2,223
Prepaid insurance	115	609
Prepaid expenses, other	112	79
Real estate held for sale, at cost	4,340	—
Total current assets	18,320	17,017

Property, plant and equipment, at cost	369,180	356,335
Less accumulated depreciation and depletion	121,819	114,922
Net property, plant and equipment	247,361	241,413

Real estate held for investment, at cost	7,341	4,343
Investment in joint ventures	13,606	13,406
Goodwill	3,431	1,087
Unrealized rents	4,797	4,659
Other assets, net	9,507	5,168
Total assets	$304,363	287,093

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,266	7,290
Federal and state income taxes payable	321	475
Deferred income taxes	—	127
Accrued payroll and benefits	4,527	6,008
Accrued insurance	1,152	1,285
Accrued liabilities, other	874	1,486
Long-term debt due within one year	4,530	4,311
Total current liabilities	19,670	20,982

Long-term debt, less current portion	53,131	45,593
Deferred income taxes	23,383	22,567
Accrued insurance	994	1,133
Other liabilities	4,390	4,172
Commitments and contingencies (Note 7)	—	—
Shareholders' equity:
Preferred stock, no par value;
5,000,000 shares authorized; none issued
Common stock, $.10 par value;
25,000,000 shares authorized,
9,657,419 and 9,564,220 shares issued
and outstanding, respectively	966	956
Capital in excess of par value	46,868	44,258
Retained earnings	154,923	147,394
Accumulated other comprehensive income, net	38	38
Total shareholders' equity	202,795	192,646
Total liabilities and shareholders' equity	$304,363	287,093
See accompanying notes
4

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		NINE MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenues:
Transportation	$33,569	28,794	97,060	82,609
Mining royalty land	1,395	1,299	3,889	3,874
Developed property rentals	6,284	5,615	19,026	16,150
Total revenues	41,248	35,708	119,975	102,633

Cost of operations:
Transportation	31,124	25,687	92,262	75,784
Mining royalty land	342	319	1,018	945
Developed property rentals	3,893	3,428	12,358	9,982
Unallocated corporate	159	204	1,337	1,136
Total cost of operations	35,518	29,638	106,975	87,847

Operating profit:
Transportation	2,445	3,107	4,798	6,825
Mining royalty land	1,053	980	2,871	2,929
Developed property rentals	2,391	2,187	6,668	6,168
Unallocated corporate	(159)	(204)	(1,337)	(1,136)
Total operating profit	5,730	6,070	13,000	14,786

Gain on investment land sold	450	—	528	1,116
Interest income and other	-	—	1	37
Equity in loss of joint ventures	(29)	(11)	(92)	(30)
Interest expense	(438)	(1,137)	(1,095)	(2,145)

Income before income taxes	5,713	4,922	12,342	13,764
Provision for income taxes	(2,228)	(1,920)	(4,813)	(5,368)

Net income	$3,485	3,002	7,529	8,396

Comprehensive Income	$3,485	3,002	7,529	8,396

Earnings per common share:
Basic	0.36	0.31	0.78	0.88
Diluted	0.36	0.31	0.78	0.88

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,651	9,549	9,613	9,511
-diluted earnings per common share	9,718	9,625	9,700	9,592

See accompanying notes
5

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands)

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$7,529	8,396
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	12,015	10,362
Deferred income taxes	436	1,289
Equity in loss of joint ventures	92	30
(Gain) on sale of equipment and property	(822)	(2,141)
Stock-based compensation	1,053	812
Net changes in operating assets and liabilities:
Accounts receivable	(115)	21
Inventory of parts and supplies	(22)	(108)
Prepaid expenses and other current assets	2,466	3,211
Other assets	(1,632)	(1,299)
Accounts payable and accrued liabilities	(1,382)	(1,444)
Income taxes payable and receivable	(154)	1,174
Long-term insurance liabilities and other long-term
liabilities	79	37
Net cash provided by operating activities	19,543	20,340

Cash flows from investing activities:
Purchase of transportation group property and equipment	(8,476)	(10,672)
Investments in developed property rentals segment	(14,134)	(16,276)
Transportation group business acquisition	(10,023)	—
Cash held in escrow	1,349	—
Investment in joint ventures	(297)	(38)
Proceeds from the sale of property, plant and equipment	2,826	3,068
Net cash used in investing activities	(28,755)	(23,918)

Cash flows from financing activities:
Repayment of long-term debt	(3,206)	(11,115)
Repurchase of Company Stock	—	(233)
Proceeds from borrowing on revolving credit facility	24,263	8,500
Payment on revolving credit facility	(13,300)	(1,200)
Excess tax benefits from exercises of stock options	692	585
Exercise of employee stock options	875	1,070
Net cash provided by (used in) financing activities	9,324	(2,393)

Net increase (decrease) in cash and cash equivalents	112	(5,971)
Cash and cash equivalents at beginning of period	502	6,713
Cash and cash equivalents at end of the period	$614	742

The Company recorded non-cash transactions for vacation liability of the transportation group business acquisition of $132 in the first nine months of fiscal 2014.

See accompanying notes.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of Patriot Transportation Holding, Inc. and its subsidiaries (the “Company”). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. Investment in Riverfront Investment Partners I, LLC is accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2013.

(2) Recently Issued Accounting Standards. In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU also expands the disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. Effective second quarter 2014, the Company adopted ASU 2014-08 and will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Transportation	$33,569	28,794	$97,060	82,609
Mining royalty land	1,395	1,299	3,889	3,874
Developed property rentals	6,284	5,615	19,026	16,150
	$41,248	35,708	$119,975	102,633

Operating profit:
Transportation	$2,867	3,513	$6,139	8,109
Mining royalty land	1,241	1,156	3,437	3,457
Developed property rentals	2,675	2,451	7,518	6,960
Corporate expenses:
Allocated to transportation	(422)	(406)	(1,341)	(1,284)
Allocated to mining land	(188)	(176)	(566)	(528)
Allocated to developed property	(284)	(264)	(850)	(792)
Unallocated	(159)	(204)	(1,337)	(1,136)
	(1,053)	(1,050)	(4,094)	(3,740)
	$5,730	6,070	$13,000	14,786

Interest expense:
Mining royalty land	$32	15	$97	38
Developed property rentals	406	1,122	998	2,107
	$438	1,137	$1,095	2,145

Capital expenditures:
Transportation (a)	$2,732	3,311	$11,873	10,672
Mining royalty land	—	—	—	—
Developed property rentals:
Capitalized interest	360	367	1,353	1,375
Internal labor	146	106	341	324
Real estate taxes	46	254	86	761
Other costs	8,784	9,978	12,354	13,816
	$12,068	14,016	$26,007	26,948
(a)	Includes $3,397 related to the Pipeline Transportation, Inc.

acquisition during the nine month period ended June 30,2014.

Depreciation, depletion and
amortization:
Transportation	$2,225	1,865	$6,549	5,445
Mining royalty land	36	27	92	75
Developed property rentals	1,691	1,629	5,013	4,532
Other	120	103	361	310
	$4,072	3,624	$12,015	10,362

	June 30,	September 30,
Identifiable net assets	2014	2013
Transportation	$60,820	49,410
Mining royalty land	39,301	40,008
Developed property rentals	201,619	195,476
Cash items	614	502
Unallocated corporate assets	2,009	1,697
	$304,363	287,093

(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	June 30,	September 30,
	2014	2013
Revolving credit (uncollateralized)	$10,963	—
5.6% to 8.6% mortgage notes
due in installments through 2027	46,698	49,904
	57,661	49,904
Less portion due within one year	4,530	4,311
	$53,131	45,593

On December 21, 2012, the Company entered into a five year credit agreement with Wells Fargo Bank, N.A. with a maximum facility amount of $55 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. As of June 30, 2014, $10,963,000 was borrowed under the Revolver, $7,423,000 in letters of credit was outstanding, and $36,614,000 was available for additional borrowing. The letters of credit were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.0% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. As of June 30, 2014,

$71,899,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2014.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2014, the carrying amount and fair value of such other long-term debt was $46,698,000 and $50,008,000, respectively.

(5) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,651	9,549	9,613	9,511

Common shares issuable under
share based payment plans
which are potentially dilutive	67	76	87	81

Common shares used for diluted
earnings per common share	9,718	9,625	9,700	9,592

Net income	$3,485	3,002	7,529	8,396

Earnings per common share
Basic	$0.36	0.31	0.78	0.88
Diluted	$0.36	0.31	0.78	0.88

For the three and nine months ended June 30, 2014, 24,290 and 31,790 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2013, 87,550 and 173,240 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(6) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 486,590 at June 30, 2014.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock option grants	$93	86	355	305
Annual director stock award	—	—	698	507
	$93	86	1,053	812

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2013	414,590	$20.40	4.2	$3,668
Granted	31,790	$41.39		$545
Exercised	73,699	$11.87		$441
Outstanding at
June 30, 2014	372,681	$23.87	4.6	$3,772
Exercisable at
June 30, 2014	285,527	$22.02	3.6	$2,640
Vested during
nine months ended
June 30, 2014	28,348			$322

The aggregate intrinsic value of exercisable in-the-money options was $3,745,000 and the aggregate intrinsic value of all outstanding in-the-money options was $4,340,000 based on the market closing price of $34.97 on June 30, 2014 less exercise prices. Gains of $1,902,000 were realized by option holders during the nine months ended June 30, 2014. The realized tax benefit from options exercised for the nine months ended June 30, 2014 was $736,000. The unrecognized compensation cost of options granted but not yet vested as of June 30, 2014 was $901,000, which is expected to be recognized over a weighted-average period of 3.5 years.

(7) Contingent liabilities. Certain of the Company’s subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability for the transportation segment may be understated or overstated but the possible range cannot be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. In the opinion of management, none of these matters are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

During the first nine months of fiscal 2014, the transportation segment’s ten largest customers accounted for approximately 55.1% of the transportation segment’s revenue. One of these customers accounted for 20.7% of the transportation segment’s revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Accounts receivable from the transportation segment’s ten largest customers was $4,030,000 and $3,565,000 at June 30, 2014 and September 30, 2013 respectively.

The mining royalty land segment has one lessee that accounted for 67.4% of the segment’s revenues and $152,000 of accounts receivable at June 30, 2014. The termination of certain of this lessee’s underlying leases could have a material adverse effect on the segment.

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

As of June 30, 2014 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all other financial instruments with the exception of mortgage notes (see Note 4) approximates the carrying value due to the short-term nature of such instruments.

(10) Real Estate Held for Sale. In July 2013 the Company sold 15.18 acres of land at Patriot Business Park resulting in $835,000 of cash held in escrow related to post sale obligations of the Company. The amount of cash held in escrow for work to be completed was $220,000 as of June 30, 2014.

The sale of phase two of the Windlass Run residential property is scheduled to close in March of 2015 for $11 million. The book cost of that property of $4,340,000 was transferred from real estate held for investment to real estate held for sale during the quarter ending June 30, 2014.

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

(12) Riverfront I Joint Venture. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The joint venture, Riverfront Investment Partners I, LLC (“Riverfront I) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of

$6,085,000) and will contribute cash of approximately $5,000,000 to the Joint Venture for a 77% stake in the venture. MRP will contribute capital of approximately $5,500,000 to the joint venture including development costs paid prior to formation of the joint venture. The joint venture expects to finalize financing arrangements providing for a $65 million loan with an initial four year term and approximately $17 million in EB5 secondary financing. Both these financing sources will be non-recourse to Patriot. The Company expects to finalize these financing arrangements and to commence construction by late summer 2014. At this point the Company anticipates lease up scheduled between late 2015 and all of 2016. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

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

The goodwill recorded resulting from the acquisition is tax deductible. The intangible assets acquired are reflected in the line Other assets, net on the consolidated balance sheets. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. As of June 30, 2014 these non-cancellable operating leases will require minimum annual rentals approximating $2,548,000 over the next 3.3 fiscal years.

(14) Kelso Property Acquisition. On June 6, 2014, the Company purchased for approximately $4.8 million, the Kelso property in Baltimore, Maryland which consists of 2 buildings on 10.2 acres totaling 69,680 square feet. The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the property, through the use of a third party valuation, based upon the fair value of the assets acquired, consisting of land, buildings and intangible assets, including in-place leases and below market leases. Based on the third party valuation performed, $579,000 and $64,000 of the purchase price has been allocated to the fair value of the in-place leases and below market in-place leases, respectively. These intangible assets are recorded within Other assets and Other liabilities, respectively, in the consolidated balance sheets as of June 30, 2014. The value of the in-place lease intangibles will be amortized to amortization expense over the remaining lease term. The fair value assigned pertaining to the below-market in-place leases will be amortized to rental revenue over the remaining non-cancelable terms of the respective leases.

(15) Spin-off. On May 7, 2014, the Company announced that it planned to separate its transportation business into an independent publicly traded company through a tax free spin-off of the transportation business to Patriot shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of an opinion of tax counsel and effectiveness of a registration statement on Form 10, is expected to be completed in the next 9 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview – Patriot Transportation Holding, Inc. (the Company) is a holding company engaged in the transportation and real estate businesses.

The Company’s transportation business, Florida Rock & Tank Lines, Inc. is engaged in hauling primarily petroleum and other liquids and dry bulk commodities in tank trailers. Approximately 82% of our business consists of hauling petroleum products to convenience stores, truck stops and fuel depots. The remaining 18% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2014, we employed 721 revenue-producing drivers who operate our fleet of 502 tractors and 601 trailers from our 20 terminals and 10 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

The Company’s transportation segment acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013 for $10,023,000. Pipeline’s operations have been conducted in the Florida and Alabama markets. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. These non-cancellable operating leases will require minimum annual rentals approximating $2,548,000 over the next 3.3 fiscal years.

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

On June 6, 2014, the Company purchased for approximately $4.8 million, the Kelso property in Baltimore, Maryland which consists of 2 buildings on 10.2 acres totaling 69,680 square feet.

On May 7, 2014, the Company announced that it planned to separate its transportation business into an independent publicly traded company through a tax free spin-off of the transportation business to Patriot shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of an opinion of tax counsel and effectiveness of a registration statement on Form 10, is expected to be completed in the next 9 months. Legal and audit fees included in corporate expenses increased by $358,000 for the nine months ending June 30, 2014 compared to the same period last year and we expect additional significant transaction related expenses.

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, fuel costs, construction activity, aggregates sales by lessees from the Company’s mining properties, interest rates, market conditions and attendant prices for casualty insurance, demand for commercial warehouse space in the Baltimore-Washington-Northern Virginia area, and ability to obtain zoning and entitlements necessary for property development. Internal factors include revenue mix, capacity utilization, auto and workers’ compensation accident frequencies and severity, other operating factors, administrative costs, group health claims experience, and construction costs of new projects. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability for the transportation group may be understated or overstated but the possible range cannot be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Comparative Results of Operations for the Three months ended June 30, 2014 and 2013

Financial Highlights of the Third Quarter 2014

• Net income improved to $3,485,000, or $.36 per diluted share, a 16.1% improvement over the third quarter of fiscal 2013.

• Revenues increased 15.5% quarter over quarter and increased in each of our operating segments.

• Operating profit in our Transportation segment was adversely impacted by lower revenue per mile, higher health and accident claims, higher fuel expense and costs associated with the use of out of town drivers. We made progress in the third quarter in reducing our out-of-town driver costs.

• Revenues for the Developed Properties rental segment improved partly due to the occupancy of recently acquired or completed buildings.

• The quarter included recognized land sale gains of $450,000.

• Interest expense was down due to prepayment of mortgage debt in the same quarter last year.

Transportation Results

	Three months ended June 30
(dollars in thousands)	2014	%	2013	%

Transportation revenue	$28,124	83.8%	24,047	83.5%
Fuel surcharges	5,445	16.2%	4,747	16.5%

Revenues	33,569	100.0%	28,794	100.0%

Compensation and benefits	12,290	36.6%	10,330	35.9%
Fuel expenses	7,535	22.4%	6,248	21.7%
Operating & repairs	3,245	9.7%	2,589	9.0%
Insurance and losses	2,709	8.1%	1,852	6.4%
Depreciation expense	2,068	6.2%	1,812	6.3%
Rents, tags & utilities	973	2.9%	603	2.1%
Sales, general & administrative	2,095	6.2%	2,175	7.6%
Allocated corporate expenses	422	1.2%	406	1.4%
(Gain) Loss on equipment sales	(213)	-0.6%	(328)	-1.2%

Cost of operations	31,124	92.7%	25,687	89.2%

Operating profit	$2,445	7.3%	3,107	10.8%

Comparability for the three months ended June 30, 2014 to the three months ended June 30, 2013 is affected by the acquisition of the assets of Pipeline Transportation in the first quarter of fiscal 2014.

Our revenues increased 16.6% compared to the third quarter of fiscal 2013 due to a 19.2% increase in revenue miles. The Pipeline acquisition in November 2013, new business and a longer average haul length drove the increase in revenue miles. Revenue per mile decreased 2.3% over the same period last year due to a longer average haul length and lower rates on the business acquired in the Pipeline acquisition.

Fuel surcharge revenue decreased .3% as a percentage of total revenue due to lower fuel surcharges on the acquired business and an increase in business with customers with higher base rates and lower fuel surcharges. We believe that it is generally not meaningful to compare changes in fuel surcharge revenue as a percentage of total revenue between reporting periods. Management monitors revenue per mile, which includes fuel surcharges, to analyze effective pricing trends.

Our operating ratio in the third quarter of 2014 increased to 92.7% compared to 89.2% in the third quarter of 2013. The higher operating ratio was attributable to the decline in revenue per mile and the following expense increases:

• Compensation and benefits increased ..7% as a percentage of revenues due primarily to a $45,000 increase in out-of-town driver pay and a $156,000 increase in driver training pay to service new business and to address unexpected driver attrition in the acquired Pipeline business.

• Operating and repairs expenses increased .7% as a percentage of revenues due primarily to a $117,000 increase in driver travel and housing costs for out-of-town drivers and $88,000 increase in tolls expense related to the Pipeline acquisition.

• Fuel expense increased .7% as a percentage of revenues due to higher cost per gallon of diesel fuel and lower revenue per mile. The average price paid per gallon of diesel fuel increased by 2.3% over the same period in 2013.

• Insurance and losses increased $571,000, or 1.7% as a percentage of revenues due primarily to higher health and accident claims.

• Rents, tags and utilities increased ..8% as a percentage of revenues due primarily to the addition of leased tractors in the Pipeline acquisition.

• Gains on equipment sales decreased ..6% as a percentage of revenues during the quarter due to fewer equipment sales and lower proceeds due to selling older equipment.

These expense increases were partially mitigated by lower sales, general and administrative expense as a percentage of revenue due to lower bonus compensation accruals.

Mining Royalty Land Results

	Three months ended June 30
(dollars in thousands)	2014	%	2013	%

Mining royalty land revenue	$1,395	100%	1,299	100%

Property operating expenses	118	9%	121	9%
Depreciation and depletion	36	3%	27	2%
Management Company indirect	-	0%	(5)	0%
Allocated corporate expenses	188	13%	176	14%

Cost of operations	342	25%	319	25%

Operating profit	$1,053	75%	980	75%

Mining royalty land segment revenues for the third quarter of fiscal 2014 were $1,395,000, an increase of $96,000 or 7.4% over the same quarter last year due to increased tons mined.

The mining royalty land segment’s cost of operations was $342,000 in the third quarter of 2014, an increase of $23,000 over the same quarter last year due primarily to increased depletion and allocated corporate expenses.

Developed Property Rentals Results

	Three months ended June 30
(dollars in thousands)	2014	%	2013	%

Developed property rentals revenue	$6,284	100%	5,615	100%

Property operating expenses	1,578	25%	1,358	24%
Depreciation and amortization	1,673	27%	1,429	25%
Management Company indirect	358	6%	377	7%
Allocated corporate expenses	284	4%	264	5%

Cost of operations	3,893	62%	3,428	61%

Operating profit	$2,391	38%	2,187	39%

Developed property rentals segment revenues for the third quarter of fiscal 2014 were $6,284,000, an increase of $669,000 or 11.9% primarily due to revenue on the 125,550 square foot build to suit building completed and occupied during the second quarter of fiscal 2014 and revenue on the 5 buildings added June 2013 related to the purchase of Transit Business Park. Occupancy at June 30, 2014 was 89.5% as compared to 89.9% at June 30, 2013. As a result of the increased buildings-in-service platform average square feet occupied during the quarter increased 270,386 or 9.7% versus the same quarter last year.

Developed property rentals segment’s cost of operations was $3,893,000 in the third quarter of 2014, an increase of $465,000 or 13.6% over the same quarter last year. Property operating expenses increased $220,000 due to higher property taxes. Depreciation and amortization increased $244,000 primarily due to the newly completed build to suit building and the purchase of Transit Business Park reduced by certain tenant improvements becoming fully depreciated. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $19,000. Allocated corporate expenses increased $20,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $5,730,000 in the third quarter of fiscal 2014, a decrease of $340,000 or 5.6% compared to $6,070,000 in the same period last year. Despite a 16.6% increase in revenues quarter over quarter, operating profit in the transportation segment decreased $662,000 or 21.3% primarily due to lower revenue per mile, higher health and accident claims, higher fuel expense and costs associated with the use of out of town drivers. Operating profit in the mining royalty land segment increased $73,000 or 7.4% primarily due to an increase in tons mined. Operating profit in the Developed property rentals segment increased $204,000 or 9.3% due to the 125,550 square foot build to suit building completed and occupied during the second quarter 2014 and lower professional fees offset by higher property taxes.

Consolidated operating profit

includes corporate expenses not allocated to any segment in the amount of $159,000 in the third quarter of fiscal 2014, a decrease of $45,000 compared to the same period last year.

Gain on investment land sold – Gain on investment land sold for the third quarter of fiscal 2014 included $327,000 for the sale of a parcel in Patriot Business Park and $123,000 of deferred profits on prior year land sales related to post closing development obligations.

Interest expense – Interest expense decreased $699,000 over the same quarter last year due to accelerated prepayment costs in the same quarter last year and a declining mortgage principal balance. On June 3, 2013 the Company prepaid the $7,281,000 remaining principal balance on a 6.12% mortgage under an early prepayment provision the note allowed after 7.5 years. The $561,000 cost of the prepayment included a penalty of $386,000 and the remaining deferred loan costs of $175,000.

Income taxes – Income tax expense increased $308,000 over the same quarter last year due to higher earnings compared to the same quarter last year.

Net income - Net income improved to $3,485,000, or $.36 per diluted share, a 16% improvement over the third quarter of fiscal 2013.

Comparative Results of Operations for the Nine months ended June 30, 2014 and 2013

Financial Highlights for First 9 Months of Fiscal 2014

• Net income declined 10% in the first nine months of fiscal 2014 to $$7,529,000, or $.78 per diluted share, from $8,396,000, or $.88 per diluted share in the first nine months of 2013.

• Although revenues for the Transportation segment were up 17.5% year over year, operating profit decreased $2,027,000 or 29.7% due to lower revenue per mile, higher accident and health claims, costs incurred to use out-of-town drivers to service new business and reduced equipment sales and other expense increases. We made progress in the third quarter in reducing our out-of-town driver costs.

• Revenues for the Developed Properties rental segment improved due to the occupancy of recently acquired or completed buildings, partly offset by higher property taxes and professional fees.

• Interest expense was down due to prepayment of mortgage debt in the June quarter last year.

Transportation Results

	Nine months ended June 30
(dollars in thousands)	2014	%	2013	%

Transportation revenue	$81,414	83.9%	68,497	82.9%
Fuel surcharges	15,646	16.1%	14,112	17.1%

Revenues	97,060	100.0%	82,609	100.0%

Compensation and benefits	35,702	36.8%	29,497	35.7%
Fuel expenses	22,465	23.1%	18,974	23.0%
Operating & repairs	9,848	10.2%	7,499	9.1%
Insurance and losses	7,747	8.0%	5,933	7.2%
Depreciation expense	6,099	6.3%	5,300	6.4%
Rents, tags & utilities	2,750	2.8%	1,779	2.1%
Sales, general & administrative	6,614	6.8%	6,505	7.9%
Allocated corporate expenses	1,341	1.4%	1,284	1.5%
Gain on equipment sales	(304)	-.3%	(987)	-1.2%

Cost of operations	92,262	95.1%	75,784	91.7%

Operating profit	$4,798	4.9%	6,825	8.3%

Comparability for the nine months ended June 30, 2014 to the nine months ended June 30, 2013 is affected by the acquisition of the assets of Pipeline Transportation in the first quarter of fiscal 2014.

Our revenues increased 17.5% compared to the first nine months ended June 30, 2013 due to a 20.4% increase in revenue miles. The Pipeline acquisition in November 2013, new business and a longer average haul length drove the increase in revenue miles. Revenue per mile decreased 2.3% over the same period last year due to a longer average haul length and lower rates on the business acquired in the Pipeline acquisition.

Fuel surcharge revenue decreased 1.0% as a percentage of total revenue due to lower fuel surcharges on the acquired business and an increase in business with customers with higher base rates and lower fuel surcharges. We believe that it is generally not meaningful to compare changes in fuel surcharge revenue as a percentage of total revenue between reporting periods. Management monitors revenue per mile, which includes fuel surcharges, to analyze effective pricing trends.

Our operating ratio in the first nine months of 2014 increased to 95.1% compared to 91.7% in the first nine months of 2013. The higher operating ratio was attributable to the decline in revenue per mile and the following expense increases:

• Compensation and benefits increased 1.1% as a percentage of revenues due primarily to the lower revenue per mile along with a $292,000 increase in out-of-town driver pay and $251,000 increase in driver training pay to service new business and to address unexpected driver attrition in the acquired Pipeline business.

• Operating and repairs expenses increased 1.1% as a percentage of revenues due primarily to a $440,000 increase in driver travel and housing costs for out-of-town drivers, and $284,000 increase in tolls expense, a $183,000 increase in driver hiring costs and $104,000 in rigging and rebranded costs related to the Pipeline acquisition.

• Insurance and losses increased $776,000, or .8% as a percentage of revenues due primarily to higher health and accident claims.

• Rents, tags and utilities increased ..7% as a percentage of revenues due primarily to the addition of leased tractors in the Pipeline acquisition.

• Gains on equipment sales decreased ..9% as a percentage of revenues because we sold less equipment than we did in the first nine months of 2013 and we incurred a $223,000 loss on wrecked equipment.

These expense increases were partially mitigated by lower sales, general and administrative expense as a percentage of revenue due to lower bonus compensation accruals.

Mining Royalty Land Results

	Nine months ended June 30
(dollars in thousands)	2014	%	2013	%

Mining royalty land revenue	$3,889	100%	3,874	100%

Property operating expenses	360	9%	355	9%
Depreciation and depletion	92	2%	75	2%
Management Company indirect	-	0%	(13)	0%
Allocated corporate expenses	566	15%	528	13%

Cost of operations	1,018	26%	945	24%

Operating profit	$2,871	74%	2,929	76%

Mining royalty land segment revenues for the first nine months of fiscal 2014 were $3,889,000, an increase of $15,000 or .4% over the same period last year.

The mining royalty land segment’s cost of operations was $1,018,000 in the first nine months of 2014, an increase of $73,000 over the same period last year due primarily to increased depletion and allocated corporate expenses.

Developed Property Rentals Results

	Nine months ended June 30
(dollars in thousands)	2014	%	2013	%

Developed property rentals revenue	$19,026	100%	16,150	100%

Property operating expenses	5,409	28%	3,715	23%
Depreciation and amortization	4,957	26%	4,280	27%
Management Company indirect	1,142	6%	1,195	7%
Allocated corporate expenses	850	5%	792	5%

Cost of operations	12,358	65%	9,982	62%

Operating profit	$6,668	35%	6,168	38%

Developed property rentals segment revenues for the first nine months of fiscal 2014 were $19,026,000, an increase of $2,876,000 or 17.8% due to higher average occupancy, snow removal reimbursements, revenue on the 117,600 square foot build to suit building completed and occupied during the quarter ended March 2013, revenue on the 5 buildings added June 2013 related to the purchase of Transit Business Park and revenue on the 125,550 square foot build to suit building completed and occupied during the quarter ended March 2014. Occupancy at June 30, 2014 was 89.5% as compared to 89.9% at June 30, 2013. As a result of the increased buildings-in-service platform average square feet occupied during the nine months increased 335,903 or 12.6% versus the same period last year.

Developed property rentals segment’s cost of operations was $12,358,000 in the first nine months of 2014, an increase of $2,376,000 or 23.8% over the same period last year. Property operating expenses increased $1,694,000 due to higher average occupancy, property taxes ($740,000), snow removal costs ($702,000), professional fees ($47,000) and the new buildings placed in service. Depreciation and amortization increased $677,000 primarily due to the recently completed build to suit buildings and the purchase of Transit Business Park reduced by certain tenant improvements becoming fully depreciated. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $53,000 due to lower health insurance costs partially offset by higher professional fees. Allocated corporate expenses increased $58,000.

Consolidated Results

Operating Profit - Consolidated operating profit was $13,000,000 in the first nine months of fiscal 2014, a decrease of $1,786,000 or 12.1% compared to $14,786,000 in the same period last year. Although revenues for the transportation segment were up 17.5% year over year, operating profit decreased $2,027,000 or 29.7% due to lower revenue per mile, higher accident and health claims, costs incurred to use out-of-town drivers to service new business and reduced equipment sales and other expense increases. Operating profit in the mining royalty land segment decreased $58,000 or 2.0% primarily due to increased depletion and allocated corporate expenses. Operating profit in the Developed property rentals segment increased $500,000 or 8.1% due to higher average occupancy, the 117,600 square foot build to suit building completed and occupied during the second quarter 2013, the addition of the 125,550 square foot build to suit building completed and occupied during the second quarter 2014 offset by higher property taxes and professional fees. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $1,337,000 in the first nine months of fiscal 2014, an increase of $201,000 compared to the same period last year primarily due to the higher market value associated with the annual director stock grant.

Gain on investment land sold – Gain on investment land sold for the first nine months of fiscal 2014 included $327,000 for the sale of a parcel in Patriot Business Park, $201,000 of deferred profits on prior year land sales related to post closing development obligations. Gain on investment land sold for the first nine months of fiscal 2013 included a gain on the sale of the developed property rentals Commonwealth property of $1,116,000 before income taxes.

Interest income and other income, net – Interest income and other income, net decreased $36,000 over the same period last year due to funds received in consideration for the conveyance of easement property in the prior year.

Interest expense – Interest expense decreased $1,050,000 over the same period last year due to an accelerated payment on long-term debt and a declining mortgage principal balance. On June 3, 2013 the Company prepaid the $7,281,000 remaining principal balance on a 6.12% mortgage under an early prepayment provision the note allowed after 7.5 years. The $561,000 cost of the prepayment included a penalty of $386,000 and the remaining deferred loan costs of $175,000.

Income taxes – Income tax expense decreased $555,000 over the same period last year due to lower earnings compared to the same period last year.

Net income - Net income for the first nine months of fiscal 2014 was $7,529,000 compared to $8,396,000 for the same period last year. Diluted earnings per common share for the first nine months of fiscal 2014 were $.78 compared to $.88 for the same period last year.

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

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine Months Ended June 30,
	2014	2013
Total cash provided by (used for):
Operating activities	$19,543	20,340
Investing activities	(28,755)	(23,918)
Financing activities	9,324	(2,393)
Increase (decrease) in cash and cash equivalents	$112	$(5,971)

Operating Activities - Net cash provided by operating activities decreased $797,000 to $19,543,000 for the nine months ended June 30, 2014. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment increased $2,105,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. The net change in deferred and current income taxes payable reduced cash flows by $2,181,000 compared to the same period last year due to the timing of tax payments and the expiration of bonus tax deprecation as of January 1, 2014.

Investing Activities - For the first nine months ended June 30, 2014, cash required by investing activities increased $4,837,000 to $28,755,000 in the nine months ended June 30, 2014. The current year included $2,196,000 lower purchases of transportation equipment exclusive of the Pipeline Transportation acquisition for $10,023,000. Investment in real estate segment was $2,142,000 lower primarily due to the lower cost of the Kelso property as compared with the Transit Business Park purchase last year. Cash required by investing activities was reduced by $1,349,000 released from escrow cash due to fulfillment of obligations related to the prior sale of properties.

Financing Activities - Cash provided by financing activities in the first nine months ended June 30, 2014, was $11,717,000 more than the same period last year. Our Revolver debt increased $3,663,000 compared to the balance at June 30, 2013. There was a $7,281,000 prepayment of a mortgage in June 2013 which reduced the cash provided by financing in the prior year.

Credit Facilities - On December 21, 2012, the Company entered into a five year credit agreement with Wells Fargo Bank, N.A. with a maximum facility amount of $55 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. As of June 30, 2014, $10,963,000 was borrowed under the Revolver, $7,423,000 in letters of credit was outstanding, and $36,614,000 was available for additional borrowing. The letters of credit were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.0% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. As of June 30, 2014, $71,899,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of June 30, 2014.

Cash Requirements - The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first nine months of fiscal 2014 the Company did not repurchase any shares of stock. As of June 30, 2014, $3,682,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company’s capital expenditures or operating results.

Summary and Outlook. Transportation revenues for the first nine months of fiscal 2014 increased $14,451,000 or 17.5% over the first nine months of 2013. The bottom line contribution of these additional revenues was not achieved as duplicate expense of temporarily transferred drivers and extra driving and training pay and higher health and accident claims nullified any return on the added revenues. We made progress in the third quarter in reducing our out-of-town driver costs and our operating profit margin improved over the two previous sequential quarters.

Developed property rentals occupancy was 89.5% at June 30, 2014 and 89.9% at June 30, 2013. Occupancy at June 30, 2014 and 2013 included 8,200 square feet or .2% and 77,456 square feet or 2.3% respectively for temporary leases under a less than full market lease rate. On June 6, 2014, the Company purchased for approximately $4.8 million, the Kelso property in Baltimore, Maryland which consists of 2 buildings on 10.2 acres totaling 69,680 square feet. Total completed developed square footage increased 6.0% from June 30, 2013 to 3,472,309 at June 30, 2014. In addition to the completed buildings, we own land in four separate distinct submarkets that we believe ultimately could support up to 17 buildings totaling 1,406,906 square feet. The net book value of these properties at June 30, 2014 was $25,435,000 (including construction in progress of the third build-to-suit building of 129,850 sf at Patriot Business Park on land with a net book value of $6,810,000). On May 1, 2014, the Company entered into a long term lease with VADATA for its third build-to-suit data warehouse for 129,850 sq. ft.; the first (117,600 sq. ft.) and second (125,550 sq. ft.) build-to-suit data warehouses were completed and occupied in January 2013 and January 2014, respectively.

The Company anticipates commencement of construction of the first phase of the four phase Anacostia development in late summer 2014 with lease up scheduled between late 2015 and all of 2016.

On May 7, 2014, the Company announced that it planned to separate its transportation business into an independent publicly traded company through a tax free spin-off of the transportation business to Patriot shareholders. The separation, which is subject to a number of conditions including final Board approval, receipt of an opinion of tax counsel and effectiveness of a registration statement on Form 10, is expected to be completed in the next 9 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Credit Agreement, the applicable margin for borrowings at June 30, 2014 was 1.0%. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facility exceeds a target level.

At June 30, 2014 a 1% increase in the current per annum interest rate would result in $109,630 of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of June 30, 2014. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, that we might take in response to any rate increase.

Commodity Price Risk - The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2014 and 2013, a significant portion of fuel costs was covered through fuel surcharges.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because, as of June 30, 2014, we did not have effective disclosure controls and procedures in place to assure that all related party transactions are reported properly. The specific issue that led to this conclusion arose in July 2014 in connection with management’s review of transactions between the Company and Bluegrass Materials, LLC (“Bluegrass”). In 2013 and 2014, the Company provided information technology services and subleased office space to Bluegrass. Mr. John Baker, the Company’s Executive Chairman, also serves as Chairman of Bluegrass, and his son, Edward L. Baker II, serves as its Chief Executive Officer.  John Baker and Edward L. Baker II also have a beneficial ownership interest in Bluegrass. During fiscal 2013, Bluegrass paid $245,000 to the Company for such information technology services and office space.

This issue had no effect on our financial reporting, but these transactions were not reported as related party transactions in Item 13 of our Annual Report on Form 10-K for the year ended September 30, 2013 or in our proxy statement for the 2014 annual meeting of shareholders. We believe that this situation resulted from an inadequacy in our disclosure controls and procedures, which we have remediated and are remediating by improving our disclosure controls and procedures and implementing other remediation measures that include the following:

•	We have received input from our securities counsel and from our independent auditors regarding the appropriate steps to take to improve our disclosure controls and procedures regarding related party transactions.

•	With the advice of counsel and our independent auditors, we are in the process of updating and expanding our policies to address the inadequacy in our disclosure controls and procedures, and we expect to complete these improvements in the near future.

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

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2014               PATRIOT TRANSPORTATION HOLDING, INC.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

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
33