Form 10-K
period 2014-09-30
FRP HOLDINGS, INC.
filed 2014-12-08
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2014.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36769

_____________________

FRP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_____________________

FLORIDA	47-2449198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 396-5733

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.10 par value	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s stock outstanding as of November 28, 2014 was 9,713,395. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2014, the last day of business of our most recently completed second fiscal quarter, was $165,387,088. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2014 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2014 are incorporated by reference in Part III.

Explanatory Note

As previously announced in a Form 8-K filed on December 3, 2014, Patriot Transportation Holding, Inc., reorganized its corporate structure through a holding company merger pursuant to which it became a wholly-owned subsidiary of FRP Holdings, Inc. FRP Holdings, Inc., referred to herein as the "Company" or "FRP", is the successor issuer to Patriot Transportation Holding, Inc.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements, including without limitation relating to the Company's plans, strategies, objectives, expectations, intentions, capital expenditures, future liquidity, plans and timetables for completion of pending development projects and the timetable for the completion of the proposed spin-off of the transportation group. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: uncertainties as to whether the Company will be able to complete, and recognize the benefits of, the proposed spin-off of the transportation group; uncertainties as to whether the Company can complete, and the timetable for completion of pending or proposed development projects; freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company’s markets; levels of construction activity in the markets served by our mining properties; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I

Item 1. BUSINESS.

Earlier this year, we announced plans to separate into two independent publicly-traded companies:

•	Our real estate businesses will operate under our new corporate name FRP Holdings, Inc. (“FRP”); and
•	Our transportation business, which after the separation will operate under the name Patriot Transportation Holding, Inc.("New Patriot").

In order to facilitate the separation, we recently completed an internal reorganization pursuant to which Existing Patriot became a subsidiary of FRP. FRP was incorporated in 2014 and currently owns our real estate and transportation businesses.

Our transportation business is a regional tank truck carrier specializing in hauling petroleum products, chemicals and dry bulk commodities.

The Company’s real estate activities are conducted through two wholly owned subsidiaries: Florida Rock Properties, Inc. (“Properties”) and FRP Development Corp. (“Development”).

The Company’s real estate operations consist of two reportable segments. The mining royalty land segment owns real estate including construction aggregate royalty sites and parcels held for investment. The developed property rentals segment acquires, constructs, and leases office/warehouse buildings primarily in the Baltimore/Northern Virginia/Washington area and holds real estate for future development or related to its developments. Substantially all of the real estate operations are conducted within the Southeastern and Mid-Atlantic United States. Real estate revenues in fiscal 2014 were divided approximately 83% from rentals on developed properties and 17% from mining royalties.

Transportation. Our transportation business is a regional tank carrier primarily specializing in hauling petroleum products, chemicals and dry bulk commodities. As of September 30, 2014, we employed 683 revenue producing drivers and operated 21 terminals in Florida, Georgia, Alabama, South Carolina, North Carolina, and Tennessee.

During fiscal 2014, Tank Lines operated from terminals in Jacksonville, Orlando, Panama City, Pensacola, Port Everglades, Tampa and White Springs, Florida; Albany, Atlanta, Augusta, Bainbridge, Columbus, Macon and Savannah, Georgia; Chattanooga, Knoxville and Nashville, Tennessee; Birmingham and Montgomery, Alabama; Wilmington, North Carolina; and Spartanburg, South Carolina.

Tank Lines has from two to six major tank truck competitors in each of its markets. Price, service, and location are the major factors which affect competition in the transportation segment within a given market.

During fiscal 2014, the transportation segment’s ten largest customers accounted for approximately 54.7% of the transportation segment’s revenue. One of these customers, Murphy Oil Corporation, accounted for 20.9% of the transportation segment’s revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

During fiscal 2014, the transportation segment purchased 77 new tractors and 9 trailers, plus 11 tractors and 67 trailers acquired from Pipeline Transportation, Inc. in November 2013. Our fiscal 2015 capital budget includes 75 new tractors and 27 new trailers including binding commitments to purchase 20 tractors and 5 trailers at September 30, 2014. We are replacing a larger than average number of tractors purchased prior to 2007 engine changes required by the EPA. We anticipate this more modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2014 the transportation segment operated a fleet of 486 tractors and 588 tank trailers plus 7 additional trucks that were being prepared for sale. The Company owns all of the tank trailers and owns all of the tractors except for 47 leased tractors that were acquired from Pipeline Transportation and 3 tractors owned by owner-operators.

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

A significant part of our strategy has been to develop high quality, flexible warehouse/office space. Average occupancy for the fiscal year for buildings in service more than 12 months was 89.4%. At September 30, 2014, 89.6% of the total warehouse/office portfolio of approximately 3.5 million square feet was occupied.

Price, location, rental space availability, flexibility of design, and property management services are the major factors that affect competition in the flexible warehouse/office rental market. The Company experiences considerable competition in all of its markets.

Tenants of flexible warehouse/office properties are not concentrated in any one particular industry.

Segment Information. The Company operates in three reportable segments: transportation, mining royalty land and developed property rentals. Industry segment information is presented in Note 10 to the consolidated financial statements included in the accompanying 2014 Annual Report to Shareholders and is incorporated herein by reference.

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

Employees. The Company employed 932 people in its transportation segment, 15 people in its real estate group and 10 people in its corporate offices at September 30, 2014.

Reorganization and the Spin-off.

General

On December 3, 2014, our board of directors of Patriot Transportation Holding, Inc. ("Existing Patriot") approved the sepataion of our real estate and transportation businesses into two independent publicly traded companies.

In order to facilitate the separation, we recently completed an internal reorganization pursuant to which Existing Patriot became a wholly owned subsidiary of FRP. In this transaction all of the shares of Existing Patriot common stock were converted into shares of FRP.

In the separation, FRP will distribute all of the outstanding common stock of the corporation owning the transportation business("New Patriot")to holders of FRP common stock as of the record date.

As a result of the distribution, holders of FRP common stock will be entitled to receive, for each share of FRP common stock that they hold on the record date, one-third of one share of New Patriot common stock. We anticipate that the distribution will be completed in early 2015.

Following the distribution, New Patriot will operate as a regional tank lines transportation business focused in hauling petroleum, chemicals and dry bulk commodities. See “Our Business.”

Reasons for the Separation

Our board of directors believes separating its transportation business from its real estate business is in the best interests of FRP and our shareholders and has concluded the separation will provide each business with a number of opportunities and benefits, including the following:

•	Strategic and Management Focus. Permit the management team of each company to focus on its own strategic and operational priorities without diverting human and financial resources from the other businesses.
•	Resource Allocation and Capital Deployment. Allow each company to allocate resources and deploy capital in a manner consistent with its own strategic priorities. Both businesses will have direct access to the debt and equity capital markets to fund their respective growth strategies.
•

Create Opportunities for Growth.  The spin-off may allow us to take greater advantage of and have greater flexibility in raising capital and responding to strategic opportunities for growth, because we will have the ability to offer our stock as consideration in connection with potential future acquisitions or other growth opportunities. We believe that potential targets may be more attracted to a stock-based acquisition by an independent acquiror operating exclusively in the transportation industry than by a consolidated entity operating in different industries.

•

Better Align Management Incentives with the Business’ Performance.  After the spin-off, we will be able to better align management incentives with the performance of our business. We will provide equity-based compensation to management, which will reflect the market price of our common stock and performance of our business. The resulting focused equity incentives will be used to better motivate the members of our management team.

•	Provide Investors with a More Focused Investment Option. As an independent public company focused solely on the transportation industry after the spin-off, it will be easier for investors to analyze and compare our company to other companies within the transportation industry. Accordingly, we may generate additional investor interest by providing investors with the opportunity to directly invest in our business and may appeal to more investors with different goals, interests and concerns.

There can be no assurance that following the separation, any of the benefits described above or otherwise will be realized to the extent anticipated or at all.

Our board of directors also considered a number of potentially negative factors in evaluating the separation, including the following:

•	Increased public company costs. After the separation, FRP and New Patriot will operate as separate public companies and each company will incur incremental public company costs that previously were shared by both businesses.
•	Disruptions to the business as a result of the separation. The actions required to separate the transportation business from the real estate businesses will take significant management time and attention and could disrupt our operations.
•

One-time costs of the separation. New Patriot and FRP will incur significant one-time costs in connection with the transition to being two stand-alone publicly traded companies. New Patriot and FRP will lose certain synergies associated with being part of a larger organization that cannot be quantified, as well as incremental public company costs estimated to be approximately $200,000 to $350,000 per year.

•

FRP and New Patriot may not realize anticipated benefits of the separation. FRP and New Patriot may not achieve the anticipated benefits of the separation for a variety of reasons, including, among others: (a) the separation will require significant amounts of management’s time and effort, which may divert management’s attention from operating FRP's and New Patriot’s businesses; (b) following the separation, FRP and New Patriot may be more susceptible to market fluctuations and other adverse events than if it were still a part of Existing Patriot; and (c) following the separation, FRP's and New Patriot’s businesses will be less diversified than prior to the separation.

Our board of directors concluded that the potential benefits of the separation outweighed these negative factors.

Company Website. The Company’s website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office	Position Since

John D. Baker II	66	Executive Chairman	Oct. 1, 2010

Thompson S. Baker II	55	President & Chief	Oct. 1, 2010
		Executive Officer

David H.	63	Vice President of the	Feb. 28, 1994
deVilliers, Jr.		Company and President
		of the Company's Real
		Estate Group

John D. Milton, Jr.	69	Exec. Vice President,	Jun. 16, 2008
		Treasurer, Secretary
		and Chief Financial
		Officer

John D. Klopfenstein	51	Controller and Chief	Feb. 16, 2005
		Accounting Officer

Robert E. Sandlin	53	Vice President of the	Mar. 1, 2003
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

Robert E. Sandlin plans to resign as an officer of FRP immediately prior to the proposed spin-off.

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

Risks Relating to the Proposed Separation of the Transportation Group

The Company's planned spin-off of the transportation group is subject to a number of risks, including the following:

The combined post-separation value of FRP and New Patriot shares may not equal or exceed the pre-separation value of Existing Patriot common shares.

As a result of the distribution, FRP expects the trading price of FRP common shares immediately following the distribution to be lower than the “regular-way” trading price of such shares immediately prior to the distribution because the trading price will no longer reflect the value of the transportation business held by New Patriot. There can be no assurance that the aggregate market value of the FRP common stock and the New Patriot common stock following the separation will be equal to or higher than the market value of FRP common shares if the separation did not occur.

There could be significant liability to FRP if the distribution is determined to be a taxable transaction.

The separation and distribution is conditioned on the receipt by FRP of an opinion from outside tax counsel to the effect that, among other things, (i) the holding company merger (together with the conversion of the shares of Existing Patriot common stock into shares of FRP common stock pursuant to the holding company merger) will qualify as a “reorganization” within the meaning of Section 368(a)(2)(E) of the Code and will not be integrated with the rest of the separation and distribution, and (ii) the separation and distribution will qualify as a “reorganization” for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. FRP will not obtain a private letter ruling from the IRS in connection with the holding company merger and the separation and distribution. The opinion of tax counsel is not binding on the IRS.  Moreover, the opinion will rely on facts, assumptions, representations and undertakings from Existing Patriot, FRP and New Patriot regarding the past and future conduct of the companies’ respective businesses and other matters. Notwithstanding receipt of the opinion of tax counsel, the IRS could determine on audit that the holding company merger and/or separation and distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of significant changes in the share ownership of FRP or New Patriot after the separation. If the holding company merger and/or separation and distribution is determined to be taxable for U.S. federal income tax purposes, FRP and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and New Patriot could incur significant liabilities related thereto.

FRP may not realize the potential benefits from the separation, and the separation may adversely affect our business.

FRP may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution is expected to provide the following benefits, among others:

•	a distinct investment identity allowing investors to evaluate the merits, performance, and future prospects of FRP separately from New Patriot;

•	more efficient allocation of capital for both FRP and New Patriot;

•	facilitating incentive compensation arrangements for employees more directly tied to the performance of the relevant company’s business.

FRP may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) the separation will require significant amounts of management’s time and effort, which may divert management’s attention (b) following the separation, FRP's business will be less diversified than Existing Patriot’s business prior to the separation; and (c) the other actions required to separate FRP’s and New Patriot’s respective businesses could disrupt FRP's operations. If FRP fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, the business, financial condition, and results of operations of New Patriot could be adversely affected.

The separation of the transportation business from the real estate business may increase the overall cost of debt funding and decrease the overall debt capacity available to FRP.

FRP previously had access to the credit facilities made available to the combined company. As a separate business, FRP will have fewer assets and will generate less cash flow, and this may impact the terms under which FRP can borrow from lenders. The separation of the transportation business from the real estate business may increase the overall cost of debt funding and decrease the overall debt capacity available to FRP.

The separation of the transportation business from the real estate businesses will require significant management time and attention and could disrupt Existing Patriot’s operations.

The planning and implementation of the separation of the transportation business from the real estate businesses is a substantial undertaking that has required and will require substantial dedication of management resources. The management time and attention required to implement the separation may disrupt our ongoing business activities and may result in employee distraction.

Initially, FRP will share three executives with New Patriot so those executives will not devote their full time and attention to either business.

Under the terms of the Transition Services Agreement between FRP and New Patriot, New Patriot will provide the services of three of its executive officers to FRP. Thompson S. Baker II, Chief Executive Officer, John D. Milton, Jr., Chief Financial Officer, and John D. Klopfenstein, Controller and Chief Accounting Officer, will serve in the same capacities with FRP under the Transition Services Agreement. We anticipate that these executives will spend approximately 50% of their time working with FRP during the term of the Transition Services Agreement, and FRP has agreed to reimburse us for 50% of the total costs associated with these executives (inclusive of overhead). Each company's business could be adversely impacted by lack of the full-time focus of these executives during the term of the Transition Services Agreement. In addition, these executives may face actual or apparent conflicts of interest if there are issues or disputes under the agreements between New Patriot and FRP.

There will be potential conflicts of interest with FRP after the separation.

New Patriot has common management with FRP, which may lead to conflicting interests. At the time of the spin off, three of our executive officers will serve as executive officers of both New Patriot and FRP. New Patriot's Chief Executive Officer, Thompson S. Baker II, will serve as a director of both companies. New Patriot's executive officers and members of its board of directors will have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at FRP will have fiduciary duties to FRP’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest if FRP and New Patriot look at acquisitions and other corporate opportunities that may be suitable for each company. Moreover, after the separation, most of New Patriot's directors and officers will continue to own FRP stock and options to purchase FRP stock, which they acquired prior to the spin off. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for New Patriot and FRP. From time to time, FRP may enter into transactions with New Patriot or its subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as would be the case where the parties are completely at arms' length.

Risks Relating to the Transportation Business

The transportation business is subject to general economic and other factors that are largely out of our control and could affect our operations, profitability and cash flow.

The transportation business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;

•	access to the credit and capital markets;

•	rising healthcare costs;

•	increases in fuel prices, taxes and tolls;

•	increases in costs of equipment;

•	interest rate fluctuations;

•	excess capacity in the trucking industry;

•	changes in laws or regulations or changes in license and regulatory fees;

•	potential disruptions at U.S. ports of entry;

•	downturns in customers’ business cycles; and

•	insurance prices.

As a result, we may experience periods of overcapacity, declining prices, lower profit margins and less availability of cash in the future. Our revenues and operating income could be materially adversely affected if it is unable to pass through to its customers the full amount of increased transportation costs.

We would be adversely affected by a decline in demand for hauling petroleum products in our markets.

We derive approximately 82% of our revenues from the hauling of petroleum products, including gasoline, diesel fuel and ethanol. The demand for these services is determined by motor fuel consumption in our markets, which is affected by general economic conditions, employment levels, consumer confidence, spending patterns and gasoline prices. Demand for our petroleum hauling services is also impacted by vehicle fuel efficiency, alternative fuel vehicles and government regulation relating to ethanol. The Energy Information Administration of the U.S. Department of Energy projects that U.S. motor gasoline consumption will decline at an average rate of 1.1% per year between 2012 and 2040 as improvements in fuel efficiency are expected to outpace increases in miles driven.

Advanced technology, improved fuel efficiency and increased use of “green” automobiles (e.g., those automobiles that do not use gasoline or that are powered by hybrid engines) would reduce demand for gasoline. Developments regarding climate change and the effects of greenhouse gas emissions on climate change may lead to increased use of “green” automobiles. Consequently, attitudes toward gasoline and its relationship to the environment may significantly affect our sales and ability to market our products. Reduced consumer demand for gasoline could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be adversely affected by fluctuations in the price and availability of fuel.

We require large amounts of diesel fuel to operate our tractors. In 2012, 2013 and 2014, fuel (including fuel taxes) represented approximately 23.4%, 22.9%, and 22.7%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes. We incorporate a fuel surcharge clause in substantially all customer contracts to pass most additional fuel costs above a specified level on to our customers. However, we may not be able to do so in the future.

The amount of the fuel surcharge each month is typically based on the average price of fuel for the prior month; accordingly, our recovery of fuel costs in excess of the levels specified in our contracts lags the actual increase in fuel prices, and we may never be fully reimbursed for increases in fuel prices above the levels specified in our contracts. We currently do not hedge our fuel purchases to protect against fluctuations in fuel prices that are not covered by fuel surcharges, and therefore are at risk to the extent that changes in the market price of fuel are not covered by the fuel surcharge provisions of our customer contracts. In addition, our customers may negotiate rates or contracts that minimize or eliminate our ability to continue passing on fuel price increases to our customers. If fuel prices increase and we are unable to pass the increased cost to our customers, the additional expense could have a material adverse effect on our business, results of operations and financial condition.

Our operations may also be adversely affected by any limit on the availability of fuel. Disruptions in the political climate in key oil producing regions in the world, particularly in the event of wars or other armed conflicts, could severely limit the availability of fuel in the United States. In the event our customers face significant difficulty in obtaining fuel, our business, results of operations and financial condition would be materially adversely affected.

Our business may be adversely affected by seasonal factors and harsh weather conditions.

Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically encounter increased demand for fuels delivery services in Florida during the spring months. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and fourth quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our operating expenses also have been somewhat higher in the winter months, primarily due to decreased fuel efficiency, increased utility costs and increased maintenance costs for tractors and trailers in colder months. An occurrence of unusually harsh or long-lasting inclement weather could have an adverse effect on our operations and profitability.

We operate in a highly competitive industry, and competitive pressures may adversely affect our operations and profitability.

The tank lines transportation business is extremely competitive and fragmented. We compete with many other carriers and varying sizes as well as our customers’ private fleets. Numerous competitive factors could impair our ability to maintain our current level of revenues and profitability and adversely affect our financial condition. These factors include the following:

•	we compete with many other fuels delivery service providers, particularly smaller regional competitors, some of which may have more equipment in, or stronger ties to, the geographic regions in which they operate or other competitive advantages;
•	some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices, implement new pricing strategies or maintain significant growth in our business;
•	many customers periodically accept bids from multiple carriers, and this process may depress prices or result in the loss of some business to competitors;
•	many customers are looking to reduce the number of carriers they use, and in some instances we may not be
15

selected to provide services;

•	consolidation in the fuels delivery industry could create other large carriers with greater financial resources than we have and other competitive advantages relating to their size;
•	the development of alternative power sources for cars and trucks could reduce demand for gasoline; and
•	advances in technology require increased investments to maintain competitiveness, and we may not have the financial resources to invest in technology improvements or our customers may not be willing to accept higher prices to cover the cost of these investments.

If we are unable to address these competitive pressures, our operations and profitability may be adversely affected.

The loss or bankruptcy of one or more significant customers may adversely affect our business.

We are dependent upon a limited number of large customers. Our ten largest customers accounted for approximately 54.7% of our total revenues during the year ended September 30, 2014. In particular, our largest customer, Murphy USA, accounted for 20.9% of our total revenues during fiscal 2014. The loss of one or more of our major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations. In addition, if one or more of our customers were to seek protection under the bankruptcy laws, we might not receive payment for services rendered and, under certain circumstances, might have to return payments made by these customers during the 90 days prior to the bankruptcy filing. If we were to lose one or more of our key customers, we might not be able to capture additional volume from other customers to offset the fixed costs historically covered by the lost revenue.

Difficulty in attracting and retaining drivers could negatively affect our operations and limit our growth.

There is substantial competition for qualified personnel, particularly drivers, in the trucking industry. Regulatory requirements, including electronic logging, and an improvement in the economy, could reduce the number of eligible drivers. We operate in many geographic areas where there is a shortage of drivers. Any shortage of drivers could result in temporary under-utilization of our equipment, difficulty in meeting our customers' demands and increased compensation levels, each of which could have a material adverse effect on our business, results of operations and financial condition. A loss of qualified drivers could lead to an increased frequency in the number of accidents, potential claims exposure and, indirectly, insurance costs.

Difficulty in attracting qualified drivers could also require us to limit our growth. Our strategy is to grow in part by expanding existing customer relationships into new markets. However, we may have difficulty finding qualified drivers quickly when presented with new customer opportunities, which could result in our inability to accept or service this business or could require us to increase the wages we pay in order to attract drivers. If we are unable to hire qualified drivers to service business opportunities in new markets, we may have to temporarily send drivers from existing terminals to those new markets, causing us to incur significant costs relating to out-of-town driver pay and expenses. In making acquisitions and converting private fleets, some of the drivers in those fleets may not meet our standards, which would require us to find qualified drivers to replace them. If we are unable to find and retain such qualified drivers on terms acceptable to us, we may be forced to forego opportunities to expand or maintain our business.

If our relationship with our employees were to deteriorate, we may be faced with unionization efforts, labor shortages, disruptions or stoppages, which could adversely affect our business and reduce our operating margins and income.

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees could reduce our operating margins and income. None of our employees are subject to collective bargaining agreements, although unions have traditionally been active in the U.S. trucking industry. Our workforce has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts as our operations expand. Unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility. In addition, we are from time to time subject to wage and hour claims relating to overtime pay where our drivers work more than eight hours in a day but less than 40 hours in a week. We believe we are exempt from overtime pay rules under regulations of the Department of Transportation ("DOT"). However, our operating costs would increase if this exemption were rescinded or if a court determined that we were not exempt from these overtime pay rules.

If we lose key members of our senior management, our business may be adversely affected.

Our ability to implement our business strategy successfully and to operate profitably depends in large part on the continued employment of our senior management team, led by Tom Baker, our president and Chief Executive Officer, John Milton, our Chief Financial Officer and Rob Sandlin, President of Florida Rock & Tank Lines, Inc. If Mr. Baker, Mr. Milton, Mr. Sandlin or the other members of senior management become unable or unwilling to continue in their present positions, our business or financial results could be adversely affected.

If we fail to develop, integrate or upgrade our information technology systems, we may lose customers or incur costs beyond our expectations.

We rely heavily on information technology and communications systems to operate our business and manage our network in an efficient manner. We have equipped our tractors with various mobile communications systems and electronic logging devices that enable us to monitor our tractors and communicate with our drivers in the field and enable customers to track the location and monitor the progress of their cargo through the Internet. Despite redundancies and security measures, our information technology and communications systems remain susceptible to outages, computer viruses, break-ins, human error, data leakage and other disruptions and imperfections. Any of these could impair the efficiency of our operations, inhibit our customer service or reduce customer access to information. In addition, there could be a loss of confidential information, corruption of data, or damage to our reputation. Demand for our services or the profitability of operations could in turn be affected, which could have a negative impact on our results of operations or cash flows.

Increasingly, we compete for customers based upon the flexibility and sophistication of our technologies supporting our services. The failure of hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability of our customers to access or interact with our website, could significantly disrupt our operations and cause us to lose customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of service grow, our service levels and operating efficiency will decline. In addition, we expect customers to continue to demand more sophisticated fully-integrated information systems. If we fail to hire and retain qualified personnel to implement and maintain our information technology systems or if we fail to upgrade or replace these systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose customers, which could seriously harm our business.

To compete effectively, we must anticipate and adapt to technology changes. We may choose new technologies that later prove to be inadequate, or may be forced to implement new technologies, at substantial cost, to remain competitive. In addition, competitors may implement new technologies before we do, allowing such competitors to provide lower priced or enhanced services and superior quality compared to those we provide. This development could have a material adverse impact on our ability to compete.

We are self-insured and/or have deductible exposure to certain claims and are subject to the fluctuations of the insurance marketplace, all of which could affect our profitability.

The primary accident risks associated with our business are:

•	motor-vehicle related bodily injury and property damage;
•	workers’ compensation claims;
•	environmental pollution liability claims;
•	cargo loss and damage; and
•	general liability claims.

We currently maintain insurance for:

•	motor-vehicle related bodily injury and property damage claims;
•	workers’ compensation insurance coverage on our employees; and
•	general liability claims.

Our insurance program includes a self-insured deductible of $250,000 per incident for bodily injury, property damage, and currently workers’ compensation (with a basket at $250,000 for all three). In addition, we currently maintain insurance policies with a total limit of $75 million, of which $74 million is provided under umbrella and excess liability policies and $1 million is provided under a primary liability policy. The $250,000 deductible per incident could adversely affect our profitability, particularly in the event of an increase in the frequency or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, as well as for cargo losses and such self-insurance is not subject to any maximum limitation. In addition, even where we have insurance, our insurance policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities.

Our self-insured retentions require us to make estimates of expected loss amounts and accrue such estimates as expenses. Changes in estimates may materially and adversely affect our financial results. In addition, our insurance does not cover claims for punitive damages. As a result of the increase in our self-insured retention, it is likely that we will increase our claims accrual as a result of a possible increase in our claims expense.

We are subject to changing conditions and pricing in the insurance marketplace that in the future could change dramatically the cost or availability of various types of insurance. To the extent these costs cannot be passed on to our customers in increased prices, increases in insurance costs could reduce our future profitability and cash flow.

In addition, our insurance carriers and the states in which we operate require us to post either letters of credit or surety bonds to collateralize our self-insured retention. We currently have letters of credit of $3.3 million outstanding to satisfy these obligations. If our insurance carriers or the states in which we operate require us to increase the amount of collateral we provide in the future, we could face increased costs, including the payment of additional fees to the providers of letters of credit. Since our letters of credit are considered debt under the financial covenants for our financing arrangements, increases in the amount of letters of credit we have outstanding to collateralize our self-insurance obligations will reduce borrowing availability under our credit agreement and reduce our capacity for additional borrowings.

Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future. Because we provide "last mile" fuels delivery services, we generally perform our services in more crowded areas, which increases the possibility of an accident involving our trucks.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.

As a motor carrier, we are subject to regulation by the Federal Motor Carrier Safety Administration ("FMCSA") and DOT, and by various federal and state agencies. These regulatory authorities exercise broad powers governing various aspects such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. In 2003, Florida Rock & Tank Lines, Inc. underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of new regulations or otherwise) could adversely affect our business.

The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices, emissions or by changing the demand for common or contract carrier services or the cost of providing trucking services. Possible changes include:

•	increasingly stringent environmental regulations, including changes intended to address climate change;

•	restrictions, taxes or other controls on emissions;

•	regulation specific to the energy market and logistics providers to the industry;

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•	driver and vehicle electronic logging requirements;

•	requirements leading to accelerated purchases of new tractors;

•	mandatory limits on vehicle weight and size;

•	driver hiring restrictions;

•	increased bonding or insurance requirements; and

•	mandatory regulations imposed by the Department of Homeland Security.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels and emissions, which may increase our operating costs, require capital expenditures or adversely impact the recruitment of drivers.

Restrictions on emissions or other climate change laws or regulations could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry. We also could lose revenue if our customers divert business from us because we have not complied with their sustainability requirements.

Our business may be adversely affected by terrorist attacks and anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such measures may have costs associated with them which we are forced to bear. While we believe we are in compliance with these new regulations, if existing requirements are interpreted differently by governmental authorities or additional new security measures are required, the timing of our deliveries may be disrupted and we may fail to meet the needs of our customers or incur increased expenses to do so. Such developments could have a material adverse effect on our operating results. Moreover, large trucks containing petroleum products are potential terrorist targets, and we may be obligated to take measures, including possible capital expenditures intended to protect our trucks. In addition, the insurance premiums charged for some or all of the coverage maintained by us could continue to increase dramatically or such coverage could be unavailable in the future.

Our operations involve hazardous materials and could result in significant environmental liabilities and costs.

Our activities, which involve the transportation, storage and disposal of fuels and other hazardous substances and wastes, are subject to various federal, state and local health and safety laws and regulations relating to the protection of the environment, including, among others, those governing the transportation, management and disposal of hazardous materials, vehicle emissions, underground and above ground storage tanks and the cleanup of contaminated sites. Our operations involve risks of fuel spillage or seepage, hazardous waste disposal and other activities that are potentially damaging to the environment. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of or liable under applicable laws or regulations, it could significantly increase our cost of doing business.

Most of our truck terminals are located in industrial areas, where groundwater or other forms of environmental contamination may have occurred. Under environmental laws, we could be held responsible for the costs relating to any contamination at those or other of our past or present facilities and at third-party waste disposal sites, including cleanup costs, fines and penalties and personal injury and property damages. Under some of these laws, such as the Comprehensive Environmental Response Compensation and Liability Act (also known as the Superfund law) and comparable state statutes, liability for the entire cost of the cleanup of contaminated sites can be imposed upon any current or former owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of any disposal activities or whether a party owned or operated a contaminated property at the time of the release of hazardous substances. From time to time, we have incurred remedial costs and/or regulatory penalties with respect to spills and releases in connection with our operations and, notwithstanding the existence of our environmental management program, such obligations may be incurred in the future. The discovery of contamination or the imposition of additional obligations or liabilities in the future could result in a material adverse effect on our financial condition, results of operations or our business reputation.

Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. If we fail to comply with applicable environmental laws and regulations, we could also be subject to substantial fines or penalties and to civil and criminal liability. As a result, our costs of complying with current or future environmental laws or liabilities arising from such laws may have a material adverse effect on our business, results of operations or financial condition.

We have significant ongoing capital requirements.

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. Our capital expenditures were approximately $10.5 million, $15.6 million and $13.0 million in 2012, 2013 and 2014, respectively, and we expect to make capital expenditures of approximately $11.3 million during fiscal 2015. We expect that cash flow from operations and borrowings under our revolving credit facility will be our primary sources of financing for capital expenditures. If we are unable to generate sufficient cash from operations or borrow sufficient funds on terms that are acceptable to us, we may be forced to limit our growth and operate existing equipment for significant periods of time, each of which could have a material adverse effect on our business, results of operations and financial condition.

We may face difficulty in purchasing new equipment on a timely basis. Any delay in delivery of equipment could impair our ability to serve our customers, and, to the extent that we must obtain equipment from alternative sources at increased prices, could result in a significant increase in our anticipated capital expenditures and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

Financing may not always be available to fund our activities.

We usually must spend and risk a significant amount of capital to fund our activities. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding needs may not always coincide, and the levels of cash flow may not fully cover capital funding requirements.

From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities. Substantially concurrently with the separation, we expect to enter into a credit facility to provide us with available financing for working capital and other general corporate purposes. This credit facility is intended to meet any ongoing cash needs in excess of internally generated cash flows.

Our revolving credit agreement restricts our ability to engage in some business activities.

Our revolving credit agreement will contain customary negative covenants and other financial and operating covenants that will, among other things:

•	restrict our ability to incur certain additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to pay dividends;

•	require us to maintain financial coverage ratios; and
23

•	prevent us from encumbering certain assets except as approved by the lender.

These restrictions could cause us to default on our credit agreement or negatively affect our operations.

Our growth will depend in part upon making acquisitions, which are subject to the uncertainties of evaluating potential liabilities, integration risks and other difficulties.

Our growth strategy depends in part upon our ability to acquire regional competitors in strategically desirable locations and to integrate them successfully into our existing operations.

Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include operating costs and potential environmental and other liabilities of acquired companies and the extent to which such acquired companies would retain existing customers and add profitable routes to our geographic scope of coverage. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the companies to be acquired that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the companies to fully assess their deficiencies and capabilities.

In seeking acquisitions, we may be required to compete with other potential acquirors, some of which may have substantially greater financial and other resources than those available to us. We are unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed on acceptable terms. Further, if we make future acquisitions, we may issue shares of capital stock that dilute other shareholders, incur debt, assume significant liabilities and create additional expenses related to intangible assets, any of which might reduce our reported earnings or earnings per share. In addition, any financing that we might need for these acquisitions may only be available to us on terms that restrict our business and acquisition-related accounting charges may adversely affect our balance sheet and results of operations.

Additionally, we may encounter difficulties in integrating acquired companies into our existing operations and business because they may have substantially different operating characteristics or be in different geographic locations than our existing operations. Once integrated, acquired businesses may not achieve levels of revenues, profitability or productivity comparable to our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, risks of the customers of acquired companies allocating all or a portion of their business to our competitors while they evaluate the impact of the acquisition, unexpected legal liabilities, and tax and accounting issues. Any inability on our part to consummate and integrate future acquisitions successfully may have a material adverse effect on our results of operations and financial condition.

Risks Relating to the Real Estate Business

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

We are subject to various environmental laws and regulations Our operations involve the risks of fuel seepage, environmental damage, and hazardous waste disposal, among others. We also maintain bulk fuel storage and fuel islands at several of our facilities. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, the failure to comply with applicable laws or regulations could subject us to liabilities, including substantial fines or penalties or civil and criminal liability, that could have a materially adverse effect on our business and operating results.

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

When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2014, leases at our properties representing approximately 13%, 11% and 18% of the total square footage of buildings completed prior to September 2014 were scheduled to expire in fiscal year 2015, 2016 and 2017, respectively.

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

We have 15 buildings in our business parks that are single-tenant occupied representing 48% of developed property rentals under long-term leases. We have 12 other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or have to make expenditures to retrofit and/or divide the space. In addition we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rent payments could adversely affect our cash flow.

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

As of September 30, 2014, we had outstanding non-recourse mortgage indebtedness of $45,593,000, secured by developed real estate properties having a carrying value of $57,146,000.

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
29

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

Risks Relating to our Common Stock

Certain shareholders have effective control of a significant percentage of FRP's common stock and likely will control the outcome of any shareholder vote.

As of September 30, 2014, three of our directors, Edward L. Baker, John D. Baker II and Thompson S. Baker II, beneficially own approximately 23% of the outstanding shares of our common stock and certain of their family members beneficially own an additional 10%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

Provisions in our articles of incorporation and bylaws and certain provisions of Florida law could delay or prevent a change in control of FRP.

The existence of some provisions of our articles of incorporation and bylaws and Florida law could discourage, delay or prevent a change in control of FRP that a shareholder may consider favorable. These include provisions:

•	providing for a classified board of directors;

•	providing that directors may be removed by our shareholders only for cause;

•	establishing supermajority vote requirements for shareholders to approve certain business combinations;

•	establishing supermajority vote requirements for shareholders to amend certain provisions of the articles of incorporation and bylaws;

•	authorizing a large number of shares of stock that are not yet issued, which would allow FRP's board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of FRP;

•	prohibiting shareholders from calling special meetings of shareholders or taking action by written consent; and

•	imposing advance notice requirements for nominations of candidates for election to our board of directors at the annual shareholder meetings.

These provisions apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the company's or the shareholders’ best interests.

FRP may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

Our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of FRP's common stock. For example, FRP could grant holders of preferred stock the right to elect some number of its directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences FRP could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Transportation Segment Properties. The Company has 21 sites for its trucking terminals in Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee. The Company owns 13 of these sites and leases 8.

Mining Royalty Land Segment Construction Aggregates Properties. The following table summarizes the Company's construction aggregates locations and estimated reserves at September 30, 2014 a substantial portion of which are leased to Vulcan.

Tons of
	Tons Sold	Estimated
	in Year	Reserves
	Ended	at
	9/30/14	9/30/14	Approximate
	(000's)	(000's)	Acres Owned
The Company owns seven
locations currently being
mined in Grandin, Keuka,
Newberry, Florida; Columbus,
Macon, and Tyrone, Georgia;
and Manassas, Virginia.	4,575	332,680	10,423

The Company owns six locations
not currently being mined in
Ft. Myers, Airgrove/
Lake County (temporary),
Marion County, Astatula/Lake
County, Lake Louisa, Florida;
and Forest Park, Georgia.	1	96,330	4,771

These figures exclude Brooksville, Florida as the property was transferred October 4, 2006 to a joint venture with Vulcan for development. Brooksville tons sold in fiscal 2014 were 371,000 and estimated reserves were 6,308,000 at September 30, 2014.

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

Developed Properties Rentals Segment. At September 30, 2014 certain developed real estate properties having a carrying value of $57,146,000 were pledged on long-term non-recourse notes with an outstanding principal balance totaling $45,593,000. At September 30, 2014, the Company owned 407 acres in 16 developed parcels of land all but one of which are in the Mid-Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of 49 usable acres. Four warehouse/office buildings and one suburban office building totaling 567,473 square feet exist on the property and are 96% occupied.

2) Lakeside Business Park in Harford County, Maryland consists of 84 usable acres. Nine warehouse/office buildings totaling 893,722 square feet exist on 64 of these acres and are 89% occupied. The remaining 20 acres are available for future development and have the potential to offer an additional 266,530 square feet of comparable product.

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

7) Oregon Business Center in Anne Arundel County, Maryland contains approximately 17 acres with 195,615 square feet of warehouse/office space, which is 83% occupied.

8) Arundel Business Center in Howard County, Maryland contains approximately 11 acres with 162,796 square feet of warehouse/office space, which is 100% occupied.

9) 100-400 Interchange Boulevard in New Castle County, Delaware contains approximately 17 acres with 303,006 square feet of warehouse/office space, which is 60% occupied. Chrysler and General Motors plant closings in 2008 continued to keep a reduced demand for space in this market. The remaining 8.8 acres are available for excess trailer storage or an additional 93,600 square feet of comparable product.

10) 1187 Azalea Garden Road in Norfolk, Virginia contains approximately 12 acres with 188,093 square feet of warehouse/office space, which is 100% occupied.

11) Windlass Run Business Park in Baltimore County, Maryland contains 69,474 square feet of warehouse/office space on 4.7 acres that is currently 100% occupied. An additional 26 acres (excluding wetlands) of fully developed land is available with the potential to offer 386,626 square feet of warehouse, office, flex and retail buildings.

12) 155 E. 21st Street in Duval County, Florida contains approximately 6 acres with 68,757 square feet of office space which is 100% leased to Vulcan.

13) Hollander 95 Business Park in Baltimore City, Maryland contains 82,800 square feet of warehouse/office space on 3.8 acres which is 100% leased. An additional 38 acres of partially developed land is available with the potential to offer 425,750 square feet of warehouse, office, hotel and flex buildings.

14) Patriot Business Park in Prince William County, Maryland contains 243,150 square feet of office space on 18 acres which is 100% occupied. The Company entered into a build to suit lease for a 129,850 square foot building situated on 8 acres which is estimated to commence first quarter of fiscal 2015. The remaining 24 acres have the potential to offer an additional 198,150 square feet of comparable product.

15) Transit Business Park in Baltimore, Maryland contains five buildings totaling 232,318 square feet on 14.5 acres and is 66% occupied.

16) Kelso Business Park in Baltimore County, Maryland, purchased on June 6, 2014, consists of two buildings on 10.2 acres totaling 69,680 square feet and is 100% occupied.

Developed Property Rentals Segment Future Planned Developments. At September 30, 2014 the Company owned the following future development parcels:

1) Windlass Run Residential (previously Bird River) phase 2, located in southeastern Baltimore County, Maryland, is a 74 acre tract of land adjacent to our Windlass Run Business Park. The property was rezoned in September 2007 to allow for additional density. In July 2008, the Company entered into an agreement to sell the entire 121 acres at a purchase price of $25,075,000 and closing was scheduled to occur in the first quarter of calendar 2012. The contract purchaser had placed non-refundable deposits of $1,000,000 under this contract in escrow. In October 2011 the contract purchaser terminated its agreement to purchase the property and released the $1,000,000 escrow deposit to the company’s subsidiary, FRP Bird River, LLC. along with all permits, engineering work, plans and other development work product with regards to the property. The Company continued the entitlement process for this parcel of land for residential development as a planned unit development (PUD) and was successful in receiving approval for up to 412 dwelling units. In September 2012, the Company received a non-binding letter of intent to sell the property for $18.8 million in two phases. The letter of intent to sell the property was converted into 2 executed contracts that expired during the due diligence period. The Company executed two contracts on April 17, 2013 with another buyer for the sale of phase 1 of the property in the quarter ending September 30, 2013 for $8.0 million and the balance for $11.0 million approximately 18 months later. The sale of phase 1 was completed in August of 2013 and resulted in a gain of $4,928,000. The sale of phase two is scheduled to close in March of 2015 and would generate a gain of approximately $6.0 million.

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

On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The joint venture, Riverfront Investment Partners I, LLC (“Riverfront I) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contribute cash of $4,866,000 to the Joint Venture for a 76.91% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources will be non-recourse to Patriot. Construction commenced in October 2014. At this point the Company anticipates lease up scheduled in 2016 and 2017. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

3) Leister property in Hampstead, Carroll County, Maryland is a 117 acre parcel located adjacent to State Route 30 bypass. The parcel is currently zoned for industrial use. Alternative uses are being investigated in order to maximize this assets’ profitability and expedite its disposition.

Item 3. LEGAL PROCEEDINGS.

Note 12 to the Consolidated Financial Statements included in the accompanying 2014 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 469 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of September 30, 2014. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH). Information concerning stock prices is included under the caption "Quarterly Results" on page 7 of the Company's 2014 Annual Report to Shareholders, and such information is incorporated herein by reference. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2014 Annual Report to Shareholders and such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

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
37

(1) In December, 2003, the Board of Directors authorized management to expend up to $6,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On February 19, 2008, the Board of Directors authorized management to expend up to an additional $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2014 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 8 through 17 of the Company’s 2014 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Credit Agreement, the applicable margin for borrowings at September 30, 2014 was 1.0%. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facility exceeds a target level.

At September 30, 2014 a 1% increase in the current per annum interest rate would result in $176,447 of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of September 30, 2014. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, that we might take in response to any rate increase.

For its debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table provides information about the Company’s long-term debt and variable rate debt outstanding at September 30, 2014 (dollars in thousands):

						There		Fair
Liabilities:	2015	2016	2017	2018	2019	after	Total	Value

Scheduled
maturities of
long-term debt:

Fixed Rate	$4,534	$4,616	$4,887	$4,674	$3,885	$22,997	$45,593	$49	,436
Average
interest rate	6.2%	6.1%	6.1%	6.0%	5.9%	5.9%
Variable Rate	$17,645

Average
interest rate	1.2%

Commodity Price Risk – The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2014 and 2013, a significant portion of fuel costs was covered through fuel surcharges.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 18 through 33 of the Company's 2014 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2014, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regards to material weaknesses.

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
40

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Information concerning directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Election of Directors", "Board Leadership Structure and Committee Membership – Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2014.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Report," "Non-Employee Director Compensation," "Board Leadership Structure and Committee Membership – Compensation Committee," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2014.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2014.

Equity Compensation Plan Information

Number of
Securities
remaining
available
	Number of		for future
	Securities	Weighted	issuance
	to be	Average	under equity
	issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	326,830	$25.43	486,590

Equity compensation
plans not approved
by security holders	0	0	0

Total	326,830	$25.43	486,590

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions", “Corporate Governance”, and “Board Leadership Structure and Committee Membership” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2014.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2014.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page 48 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 45 through 47 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRP Holdings, Inc.

Date: December 3, 2014	By	THOMPSON S. BAKER II
Thompson S. Baker II
President and Chief Executive
Officer (Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
43

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 3, 2014.

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

EDWARD L. BAKER
Edward L. Baker
Director, Chairman Emeritus
44

 FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

EXHIBIT INDEX

[Item 14(a)(3)]

(3)(a)(1)	Articles of Incorporation of FRP Holdings, Inc., incorporated by reference to the corresponding exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(3)(a)(2)	Amendment to the Articles of Incorporation of FRP Holdings, Inc. filed with the Secretary of State of Florida on February 19, 1991 incorporated by reference to the corresponding exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.

(3)(a)(3)	Amendments to the Articles of Incorporation of FRP Holdings, Inc. filed with the Secretary of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 15, 1994. File No. 33-26115.

(3)(a)(4)	Amendment to the Articles of Incorporation of FRP Holdings, Inc., filed with the Florida Secretary of State on May 6, 1999 incorporated by reference to a form of such amendment filed as Exhibit 4 to the Company’s Form 8-K dated May 5, 1999. File No. 33-26115.

(3)(a)(5)	Amendment to the Articles of Incorporation of FRP Holdings, Inc. filed with the Secretary of State of Florida on February 21, 2000, incorporated by reference to the corresponding exhibit filed with Form 10-Q for the quarter ended March 31, 2000. File No. 33-26115.

(3)(b)(1)	Amended and Restated Bylaws of FRP Holdings, Inc. adopted August 3, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated August 3, 2005. File No. 33-26115.

(4)(a)	Articles III, VII and XII of the Articles of Incorporation of Patriot Transportation Holding, Inc, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. And amended Article III, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. And Articles XIII and XIV, incorporated by reference to an appendix filed with the Company’s Proxy Statement dated December 15, 1994. File No. 33-26115.

(4)(b)	Specimen stock certificate of Patriot Transportation Holding, Inc, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(a)	Various lease backs and mining royalty agreements with Florida Rock Industries, Inc., none of which are presently believed to be material individually, except for the Mining Lease Agreement dated September 1, 1986, between Florida Rock Industries Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc. (see Exhibit (10)(c)), but all of which may be material in the aggregate, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(b)	License Agreement, dated June 30, 1986, from Florida Rock Industries, Inc. to Florida Rock & Tank Lines, Inc. to use "Florida Rock" in corporate names, incorporated by reference to an exhibit filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(c)	Mining Lease Agreement, dated September 1, 1986, between Florida Rock Industries, Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(d)	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.

(10)(e)	Summary of Management Incentive Compensation Plans, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.

(10)(f)	Management Security Agreements between the Company and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.

(10)(g)(1)	FRP Holdings, Inc. 2000 Stock Option Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 15, 1999. File No. 33-26115.

(10)(g)(2)	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005. File No. 33-26115.

(10)(h)	Amended and Restated Revolving Credit Agreement dated September 30, 2008 among FRP Holdings, Inc. as Borrower, the Lenders from time to time party hereto and Wachovia Bank, National Association as Administrative Agent, incorporated by reference to the Company’s Form 8-K dated October 7, 2008. File No. 33-26115.

(10)(i)	The Company and its consolidated subsidiaries have other long-term debt agreements, none of which exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(10)(k)	Joint Venture Agreement between Florida Rock Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 33-26115.

(10)(l)	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(m)	Letter Agreement between the Company and Robert E. Sandlin, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(n)	Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.

(10)(s)

Limited Liability Company Agreement of Riverfront Investment Partners I LLC. Between FRP Riverfront I LLC and MRP SE Waterfront Residential LLC. incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2013. File No. 33-26115.

(13)	The Company's 2014 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2014 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 4, 2002, incorporated by reference to an exhibit filed with Form 10-K for the year ended September 30, 2003. File No. 33-26115.

(21)	Subsidiaries of Registrant at September 30, 2014: Florida Rock & Tank Lines, Inc. (a Florida corporation); Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); FRTL, Inc. (a Florida corporation); SunBelt Transport, Inc. (a Florida corporation); Oz LLC(a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company); FRP Transit Business Park (a Maryland limited liability company); FRP Kelso LLC (a Maryland limited liability company); New Patriot Transportation Holding, Inc. (a Florida corporation).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 49 of this Form 10-K.

(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of Thompson S. Baker II.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2014
and 2013	19	(a)

For the years ended September 30, 2014, 2013 and 2012:
Consolidated statements of income	18	(a)
Consolidated statements of comprehensive income	18	(a)
Consolidated statements of cash flows	20	(a)
Consolidated statements of shareholders' equity	21	(a)

Notes to consolidated financial statements	22-33	(a)

Report of Independent Registered Certified Public
Accounting Firm	34-35	(a)

Selected quarterly financial data (unaudited)	7	(a)

Consent of Independent Registered Certified Public
Accounting Firm	49	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedules	49	(b)

Consolidated Financial Statement Schedules:

II - Valuation and qualifying accounts	50	(b)

III - Real estate and accumulated depreciation and
Depletion	51-52	(b)

(a) Refers to the page number in the Company's 2014 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-55132, 333-125099 and 333-131475) of FRP Holdings, Inc. of our report dated December 3, 2014 relating to the consolidated financial statements and the effectiveness of FRP Holdings, Inc’s internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 3, 2014, relating to the financial statement schedules, which appear in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia

December 3, 2014

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of

FRP Holdings, Inc.:

Our audit of the consolidated financial statements referred to in our report dated December 3, 2014 appearing in the 2014 Annual Report to Shareholders of FRP Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 3, 2014

FRP HOLDINGS, INC.

SCHEDULE II (CONSOLIDATED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

		ADDITIONS	ADDITIONS
	BALANCE	CHARGED TO	CHARGED TO				BALANCE
	AT BEGIN.	COST AND	OTHER				AT END
	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		OF YEAR

Year Ended
September 30, 2014:

Allowance for
doubtful accounts	$161,934	$52,083	$—		$58,541	(a)	$155,476
Accrued risk
Insurance:
Tanklines	$1,536,758	$3,165,528	$—		$3,151,031		$1,551,255
Accrued health
Insurance	898,127	3,899,037	3,589	(c)	3,764,534	(b)	1,036,219
Totals -
Insurance	$2,434,885	$7,064,565	$3,589		$6,915,565		$2,587,474

Year Ended
September 30, 2013:

Allowance for
doubtful accounts	$128,604	$40,184	$—		$6,854	(a)	$161,934
Accrued risk
Insurance:
Tanklines	$3,670,950	$1,919,650	$—		$4,053,842		$1,536,758
Accrued health
Insurance	1,248,517	2,211,550	—	(c)	2,561,940	(b)	898,127
Totals -
Insurance	$4,919,467	$4,131,200	$—		$6,615,782		$2,434,885

Year Ended
September 30, 2012:

Allowance for
doubtful accounts	$117,927	$41,435	$—		$30,758	(a)	$128,604
Accrued risk
Insurance:
Tanklines	$4,879,799	$1,735,033	$—		$2,943,882		$3,670,950
Sunbelt	29,518	(151,505)	—		(121,987)		—
Accrued health
insurance	989,298	2,864,681	10,592	(c)	2,616,054	(b)	1,248,517
Totals -
insurance	$5,898,615	$4,448,209	$10,592		$5,437,949		$4,919,467

Note: SunBelt’s risk insurance expense for the year ended September 30, 2012 was negative due to claims settled for less than prior estimates.

(a) Accounts written off less recoveries

(b) Payments

(c) Other comprehensive income (ASC Topic 715).

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND

DEPLETION (dollars in thousands)

SEPTEMBER 30, 2014

County	Encumb- rances	Initial cost to Company	Cost capi- talized subsequent to acqui- sition	Gross amount at which carried at end of period (a)	Accumulated Depreciation & Depletion	Year Of Constr- uction	Date Acquired	Deprecia- tion Life Computed on:
Construction Aggregates
Alachua, FL		$1,442	$0	$1,442	$142	n/a	4/86	unit
Clayton, GA		369	0	369	5	n/a	4/86	unit
Fayette, GA		685	0	685	64	n/a	4/86	unit
Lake, FL		402	0	402	146	n/a	4/86	unit
Lake Louisa, FL		11,039	0	11,039	0	n/a	5/12	unit
Lee, FL		4,690	6	4,696	6	n/a	4/86	unit
Monroe, GA		792	0	792	283	n/a	4/86	unit
Muscogee, GA		369	(45)	324	313	n/a	4/86	unit
Prince Wil., VA		299	0	299	299	n/a	4/86	unit
Putnam, FL		15,002	37	15,039	4,375	n/a	4/86	unit
	0	35,089	(2)	35,087	5,633
Other Rental Property
Wash D.C.		2,957	10,307	13,264	2,547	n/a	4/86	15 yr.
Wash D.C.		3,811	0	3,811	0	n/a	10/97	n/a
Putnam, FL		302	(2)	300	283	n/a	4/86	5 yr.
Spalding, GA		20	0	20	0	n/a	4/86	n/a
Lake, FL		1,083	0	1,083	968	n/a	4/86	unit
Marion, FL		1,180	4	1,184	599	n/a	4/86	unit
	0	9,353	10,309	19,662	4,397
Commercial Property
Baltimore, MD	1,912	439	4,662	5,101	2,650	1990	10/89	39 yr.
Baltimore, MD	3,909	950	7,324	8,274	4,389	1994	12/91	39 yr.
Baltimore, MD	1,329	690	2,861	3,551	1,436	2000	07/99	39 yr.
Baltimore, MD	0	5,634	11,504	17,138	810	2008	12/02	39 yr.
Baltimore, MD	0	4,309	218	4,527	38	n/a	06/14	39 yr.
Baltimore City, MD	0	5,750	5,609	11,359	678	2010	12/10	39 yr.
Baltimore City, MD	0	7,442	834	8,276	396	n/a	6/13	39 yr.
Duval, FL	0	2,416	541	2,957	2,752	n/a	4/86	25 yr.
Harford, MD	974	31	3,830	3,861	2,009	1998	8/95	39 yr.
Harford, MD	2,088	50	5,699	5,749	2,377	1999	8/95	39 yr.
Harford, MD	3,433	85	7,091	7,176	3,345	2001	8/95	39 yr.
Harford, MD	0	92	1,509	1,601	0	n/a	8/95	39 yr.
Harford, MD	2,645	88	10,133	10,221	3,819	2007	8/95	39 yr.
Harford, MD	1,954	155	12,337	12,492	3,605	2009	8/95	39 yr.
Howard, MD	1,272	2,859	4,778	7,637	4,010	1996	9/88	39 yr.
Howard, MD	1,201	2,473	981	3,454	1,327	2000	3/00	39 yr.
Anne Arun, MD	0	715	9,211	9,926	5,365	1989	9/88	39 yr.
Anne Arun, MD	6,546	950	13,120	14,070	4,484	2003	5/98	39 yr.
Anne Arun, MD	0	1,525	10,800	12,325	3,088	2005	8/04	39 yr.
Anne Arun, MD	3,816	737	5,341	6,078	1,521	2006	1/03	39 yr.
Anne Arun, MD	0	667	10,259	10,926	2,001	2012	7/07	39 yr.
Norfolk, VA	5,305	7,512	0	7,512	2,224	2004	10/04	39 yr.
Prince Wil., VA	0	7,324	27,508	34,832	690	n/a	12/05	39 yr.
Newcastle Co., DE	9,209	11,559	2,757	14,316	3,876	2004	4/04	39 yr.
Carroll, MD	0	4,720	2,315	7,035	0	n/a	3/08	n/a
	45,593	69,172	161,222	230,394	56,890
Investment Property		1,629	(101)	1,528	678	n/a	4/86	n/a

GRAND TOTALS	$45,593	$115,243	$171,428	$286,671	$67,598

(a) The aggregate cost for Federal income tax purposes is $252,925.

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND DEPLETION

YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

 (In thousands)

	2014	2013	2012

Gross Carrying Cost of Real Estate:

Balance at beginning of period	$268,932	$262,564	$241,253

Additions during period:
Amounts capitalized	19,154	22,228	21,380

Deductions during period:
Cost of real estate sold	(1,415)	(10,021)	(69)
Other	—	(5,839)	—

Balance at close of period	$286,671	$268,932	$262,564

Accumulated Depreciation & Depletion:

Balance at beginning of period	$62,167	$58,997	$54,110

Additions during period:
Charged to cost & expense	5,446	4,938	4,956

Deductions during period:
Real estate sold	(15)	(461)	(69)
Other	—	(1,307)	—

Balance at close of period	$67,598	$62,167	$58,997
52