Form 10-Q
period 2014-12-31
FRP HOLDINGS, INC.
filed 2015-02-05
CIK 844059

q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2014
Common Stock, $.10 par value	9,718,570 shares
per share
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2014

CONTENTS

2

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements, including without limitation relating to the Company's plans, strategies, objectives, expectations, intentions, capital expenditures, future liquidity, plans and timetables for completion of pending development projects and other transactions. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: uncertainties as to whether the Company will recognize the benefits of the spin-off of the transportation group; uncertainties as to whether the Company can complete, and the timetable for completion of pending or proposed development projects and other transactions; levels of construction activity in the markets served by our mining properties; risk insurance markets; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

3

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	December 31,	September 30,
Assets	2014	2014
Current assets:
Cash and cash equivalents	$895	1,013
Cash held in escrow	26	61
Accounts receivable (net of allowance for
doubtful accounts of $148 and $155, respectively)	8,082	8,246
Inventory of parts and supplies	888	895
Prepaid tires on equipment	2,063	2,048
Prepaid taxes and licenses	1,677	2,436
Prepaid insurance	632	789
Prepaid expenses, other	81	83
Real estate held for sale, at cost	4,609	4,473
Total current assets	18,953	20,044

Property, plant and equipment, at cost	375,432	372,504
Less accumulated depreciation and depletion	125,715	122,894
Net property, plant and equipment	249,717	249,610

Real estate held for investment, at cost	7,304	7,304
Investment in joint ventures	18,640	18,537
Goodwill	3,431	3,431
Unrealized rents	4,773	4,780
Other assets, net	9,592	9,365
Total assets	$312,410	313,071

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,775	7,318
Federal and state income taxes payable	309	701
Deferred income taxes	239	239
Accrued payroll and benefits	3,950	4,568
Accrued insurance	1,100	1,186
Environmental remediation	1,614	1,771
Accrued liabilities, other	1,251	1,610
Long-term debt due within one year	4,537	4,534
Total current liabilities	18,775	21,927

Long-term debt, less current portion	56,452	58,704
Deferred income taxes	23,072	21,654
Accrued insurance	1,393	1,393
Other liabilities	3,093	3,078
Commitments and contingencies (Note 7)	—	—
Shareholders' equity:
Preferred stock, no par value;
5,000,000 shares authorized; none issued
Common stock, $.10 par value;
25,000,000 shares authorized,
9,718,570 and 9,703,270 shares issued
and outstanding, respectively	972	970
Capital in excess of par value	48,407	47,892
Retained earnings	160,206	157,413
Accumulated other comprehensive income, net	40	40
Total shareholders' equity	209,625	206,315
Total liabilities and shareholders' equity	$312,410	313,071
See accompanying notes
4

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2014	2013
Revenues:
Transportation	$31,717	31,591
Mining royalty land	1,344	1,268
Developed property rentals	6,958	5,961
Total revenues	40,019	38,820

Cost of operations:
Transportation	29,657	30,135
Mining royalty land	425	329
Developed property rentals	4,521	3,878
Unallocated corporate	318	354
Total cost of operations	34,921	34,696

Operating profit:
Transportation	2,060	1,456
Mining royalty land	919	939
Developed property rentals	2,437	2,083
Unallocated corporate	(318)	(354)
Total operating profit	5,098	4,124

(Loss) Gain on investment land sold	(17)	56
Interest income and other	-	1
Equity in loss of joint ventures	(30)	(32)
Interest expense	(472)	(311)

Income before income taxes	4,579	3,838
Provision for income taxes	(1,786)	(1,497)

Net income	$2,793	2,341

Comprehensive Income	$2,793	2,341

Earnings per common share:
Basic	0.29	0.24
Diluted	0.29	0.24

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,711	9,568
-diluted earnings per common share	9,771	9,674

See accompanying notes
5

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$2,793	2,341
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	4,248	3,775
Deferred income taxes	1,418	—
Equity in loss of joint ventures	30	32
Gain on sale of equipment and property	(111)	(39)
Stock-based compensation	172	169
Net changes in operating assets and liabilities:
Accounts receivable	164	(1,451)
Inventory of parts and supplies	7	11
Prepaid expenses and other current assets	903	784
Other assets	(650)	(457)
Accounts payable and accrued liabilities	(2,238)	(1,772)
Income taxes payable and receivable	(392)	663
Long-term insurance liabilities and other long-term
liabilities	15	23
Net cash provided by operating activities	6,359	4,079

Cash flows from investing activities:
Purchase of transportation group property and equipment	(2,463)	(5,334)
Investments in developed property rentals segment	(1,738)	(3,769)
Transportation group business acquisition	—	(10,023)
Cash held in escrow	35	(1)
Investment in joint ventures	(135)	(125)
Proceeds from the sale of real estate held for investment, property, plant and equipment	253	230
Net cash used in investing activities	(4,048)	(19,022)

Cash flows from financing activities:
(Decrease) increase in bank overdraft	(525)	—
Repayment of long-term debt	(1,123)	(1,051)
Proceeds from borrowing on revolving credit facility	12,599	16,745
Payment on revolving credit facility	(13,725)	(1,000)
Excess tax benefits from exercises of stock options	94	143
Exercise of employee stock options	251	183
Net cash (used in) provided by financing activities	(2,429)	15,020

Net (decrease) increase in cash and cash equivalents	(118)	77
Cash and cash equivalents at beginning of period	1,013	502
Cash and cash equivalents at end of the period	$895	579

The Company recorded non-cash transactions for vacation liability of the transportation group business acquisition of $132 in the first quarter of fiscal 2014.

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. and its subsidiaries (the “Company”). Investment in the 50% owned Brooksville Joint Venture is accounted for under the equity method of accounting. Investment in Riverfront Investment Partners I, LLC is accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2014.

(2) Recently Issued Accounting Standards. In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This new guidance is effective for annual periods beginning on or after December 15, 2015 and interim periods within those years, with early adoption permitted. Effective first quarter 2015, the Company adopted ASU 2015-01 and will apply the new guidance, as applicable.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	December 31,
	2014	2013
Revenues:
Transportation	$31,717	31,591
Mining royalty land	1,344	1,268
Developed property rentals	6,958	5,961
	$40,019	38,820

Operating profit:
Transportation	$2,752	1,948
Mining royalty land	1,200	1,128
Developed property rentals	2,858	2,366
Corporate expenses:
Allocated to transportation	(692)	(492)
Allocated to mining land	(281)	(189)
Allocated to developed property	(421)	(283)
Unallocated	(318)	(354)
	(1,712)	(1,318)
	$5,098	4,124

Interest expense:
Mining royalty land	$40	26
Developed property rentals	432	285
	$472	311

Capital expenditures:
Transportation (a)	$2,463	8,731
Mining royalty land	—	—
Developed property rentals:
Capitalized interest	321	516
Internal labor	99	95
Real estate taxes	27	24
Other costs	1,291	3,134
	$4,201	12,500
(a)	Includes $3,397 related to the Pipeline Transportation, Inc.

acquisition during the three month period ended December 31,2013.

Depreciation, depletion and
amortization:
Transportation	$2,261	2,030
Mining royalty land	31	28
Developed property rentals	1,834	1,599
Other	122	118
	$4,248	3,775
8

	December 31,	September 30,
Identifiable net assets	2014	2014
Transportation	$59,230	59,465
Mining royalty land	39,272	39,368
Developed property rentals	211,412	211,556
Cash items	895	1,013
Unallocated corporate assets	1,601	1,669
	$312,410	313,071

(4) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	December 31,	September 30,
	2014	2014
Revolving credit (uncollateralized)	$16,519	17,645
5.6% to 8.6% mortgage notes
due in installments through 2027	44,470	45,593
	60,989	63,238
Less portion due within one year	4,537	4,534
	$56,452	58,704

On December 21, 2012, the Company entered into a five year credit agreement with Wells Fargo Bank, N.A. with a maximum facility amount of $55 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a maximum facility amount of $40 million, with a $20 million sublimit for standby letters of credit, and a term loan facility of $15 million. As of December 31, 2014, $16,519,000 was borrowed under the Revolver, $6,805,000 in letters of credit was outstanding, and $31,676,000 was available for additional borrowing. The letters of credit were issued for insurance retentions and to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.0% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. As of December 31, 2014, $75,418,000 of consolidated retained earnings would be available for payment of dividends. The Company was in compliance with all covenants as of December 31, 2014.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2014, the carrying amount and fair value of such other long-term debt was $44,470,000 and $48,581,000, respectively.

(5) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended
	December 31,
	2014	2013
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,711	9,568

Common shares issuable under
share based payment plans
which are potentially dilutive	60	106

Common shares used for diluted
earnings per common share	9,771	9,674

Net income	$2,793	2,341

Earnings per common share
Basic	$0.29	0.24
Diluted	$0.29	0.24

For the three months ended December 31, 2014, 69,175 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2013, 31,790 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(6) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 455,205 at December 31, 2014.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2014	2013
Stock option grants	$172	169
Annual director stock award	—	—
	$172	169

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2014	326,830	$25.43	5.0	$3,481
Granted	37,385	$35.89		$542
Forfeited	(6,000)	14.97		$(47)
Exercised	(15,300)	$16.42		$(119)
Outstanding at
December 31, 2014	342,915	$27.15	5.6	$3,857
Exercisable at
December 31, 2014	258,257	$25.43	4.6	$2,642
Vested during
three months ended
December 31, 2014	35,081			$409

The aggregate intrinsic value of exercisable in-the-money options was $3,586,000 and the aggregate intrinsic value of all outstanding in-the-money options was $4,204,000 based on the market closing price of $39.21 on December 31, 2014 less exercise prices. Gains of $318,000 were realized by option holders during the three months ended December 31, 2014. The realized tax benefit from options exercised for the three months ended December 31, 2014 was $123,000. The unrecognized compensation cost of options granted but not yet vested as of December 31, 2014 was $1,185,000, which is expected to be recognized over a weighted-average period of 3.8 years.

(7) Contingent liabilities. Certain of the Company’s subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability for the transportation segment or discontinued operations may be understated or overstated but the possible range can not be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. In the opinion of management, none of these matters are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

During the first three months of fiscal 2015, the transportation segment’s ten largest customers accounted for approximately 60.3% of the transportation segment’s revenue. One of these customers accounted for 22.2% of the transportation segment’s revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Accounts receivable from the transportation segment’s ten largest customers was $4,443,000 and $4,075,000 at December 31, 2014 and September 30, 2014 respectively.

The mining royalty land segment has one lessee that accounted for 63.4% of the segment’s revenues and $107,000 of accounts receivable at December 31, 2014. The termination of certain of this lessee’s underlying leases could have a material adverse effect on the segment.

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

As of December 31, 2014 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all other financial instruments with the exception of mortgage notes (see Note 4) approximates the carrying value due to the short-term nature of such instruments.

(10) Real Estate Held for Sale. The sale of phase two of the Windlass Run residential property is scheduled to close in August of 2015 for $11 million. The book value of the property was $4,609,000 as of

December 31, 2014 and was classified as real estate held for sale as of December 31, 2014.

(11) Unusual or Infrequent Items Impacting Quarterly Results.

Operating profit includes expenses of $450,000 in the first quarter of fiscal 2015 for costs incurred related to the planned spin-off of the transportation group.

(12) Investment in Riverfront and Brooksville Joint Ventures. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on a portion of the roughly 5.82 acre site. The joint venture, Riverfront Investment Partners I, LLC (“Riverfront I) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 76.91% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources are non-recourse to FRP. Construction commenced in October 2014. At this point the Company anticipates lease up scheduled in 2016 and 2017. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

A subsidiary of the Company (FRP) has a Joint Venture Agreement with Vulcan Materials Company (formerly Florida Rock Industries, Inc.) to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine the property until 2022 and pay royalties for the benefit of FRP for as long as mining does not interfere with the development of the property. Real estate revenues included $65,000 of such royalties in the first quarter of fiscal 2015 and $52,000 in first quarter of fiscal 2014. Allocated depletion expense of $2,000 was included in real estate cost of operations for the three months ended December 31 2014. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP. The joint venture is jointly controlled by Vulcan and FRP, and they each had a mandatory obligation to fund additional capital contributions of up to $2,380,000. Capital contributions of $2,312,000 have been made by each party as of December 31, 2014. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to FRP. Other income for the first three months of fiscal 2015 includes a loss of $8,000 representing the Company’s equity in the loss of the joint venture. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project, and zoning for the Project was obtained in August 2012.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership
			(Unaudited)	(Unaudited)

As of December 31, 2014
Riverfront Holdings I, LLC	76.91%	$ 11,144	$ 35,296	$ (22)	$ (22)
Brooksville Quarry, LLC	50.00%	7,496	14,376	(16)	(8)
Total		$ 18,640	$ 49,672	$ (38)	$ (30)

As of September 30, 2014
Riverfront Holdings I, LLC	76.91%	$ 11,031	$ 33,834	$ (89)	$ (89)
Brooksville Quarry, LLC	50.00%	7,506	14,353	(78)	(39)
Total		$ 18,537	$ 48,187	$ (167)	$ (128)

Summarized Unaudited Financial Information for the Investments in Joint Ventures (in thousands):

	As of
	12/31/2014	9/30/2014

Cash	$118	$208
Cash held in escrow	17,373	18,822
Amortizable Debt Costs	2,069	2,069
Investments in real estate, net.	30,112	27,088
Total Assets	$49,672	$48,187

Other Liabilities	$1,703	$313
Long-term Debt	17,000	17,000
Capital – FRP	18,640	18,537
Capital - Third Parties	12,329	12,337
Total Liabilities and Capital	$49,672	$48,187

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

The goodwill recorded resulting from the acquisition is tax deductible. The intangible assets acquired are reflected in the line Other assets, net on the consolidated balance sheets. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. As of December 31, 2014 these non-cancellable operating leases will require minimum annual rentals approximating $1,968,000 over the next 2.8 fiscal years.

(14) Subsequent Events. Spin-off of the Transportation Group

On January 30, 2015, we completed our previously announced tax-free spin-off of the transportation business. The spin-off resulted in two independent, publicly traded companies, with the transportation business being spun off to our shareholders as a newly-formed public company named Patriot Transportation Holding, Inc. (“New Patriot”). On January 30, 2015, our shareholders received one share of New Patriot for every three shares of FRP Holdings, Inc. held as of the close of business on the record date of January 9, 2015.

Holding Company Reorganization

In order to facilitate the spin-off of the transportation business, we completed an internal corporate reorganization in December 2014 in which all of the outstanding shares of Patriot Transportation Holding, Inc. were converted into an equal number of shares of FRP Holdings, Inc., which replaced Patriot Transportation Holding, Inc. as the new publicly traded holding company.

Agreements with New Patriot

In order to effect the spin-off and govern our relationship with New Patriot after the spin-off, we entered into a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement, and a Transition Services Agreement.

The Separation and Distribution Agreement governs the spin-off of the transportation business and the transfer of assets and other matters relating to our relationship with New Patriot. The Separation and Distribution Agreement provides for cross-indemnities between FRP and New Patriot and establishes procedures for handling indemnification claims.

The Tax Matters Agreement governs the respective rights, responsibilities and delegations of FRP and New Patriot with respect to taxes, tax returns and certain other tax matters.

The Employee Matters Agreement generally allocates responsibilities to each company for liabilities relating to each Company’s current and former employees and allocated responsibilities under employee benefit plans.

The Transition Services Agreement sets forth the terms on which New Patriot will provide to FRP certain services that were shared prior to the spin-off, including the services of certain shared executive officers, for a period of 18 months after the spin-off.

Equity Incentive Plans

As a result of the spin-off and pursuant to the Employee Matters Agreement, we made certain adjustments to the exercise price and number of outstanding FRP stock options. In general, each FRP option was converted into an adjusted FRP stock option and a New Patriot stock option. The exercise price and number of shares subject to each stock option were adjusted in order to preserve the intrinsic value of the original FRP stock option as measured immediately before and immediately after the spin-off, subject to rounding. The adjusted stock options are subject to the same vesting conditions and other terms that applied to the original FRP award immediately prior to the spin-off, except as otherwise described above.

New Credit Facilities

In connection with the spin-off, on January 30, 2015, we entered into a new five year credit agreement with Wells Fargo Bank N.A., that replaces FRP’s existing line of credit with Wells Fargo. The new credit agreement provides a $20 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.4% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on the ratio described above. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. In connection with the new credit facilities, New Patriot assumed and refinanced approximately $5.1 million of indebtedness of the Company that was attributable to the transportation group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview – This section provides management's discussion and analysis of financial condition and results of operation of FRP Holdings, Inc. (the Company) for the quarter ended December 31, 2014, when the Company operated both transportation and real estate businesses. On January 30, 2015, the Company completed the tax-free spin-off of the transportation group to our shareholders. In order to facilitate the spin-off, we completed an internal corporate reorganization in December 2014 in which all outstanding shares of Patriot Transportation Holding, Inc. common stock were converted into an equal number of shares of common stock of our newly publicly traded holding company, FRP Holdings, Inc. In periods subsequent to the separation, the results of the transportation segment will be presented as discontinued operations in future periods when the operations no longer qualify as continuing operations under U.S. generally accepted accounting principles.

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

The Company’s transportation business, Florida Rock & Tank Lines, Inc. is engaged in hauling primarily petroleum and other liquids and dry bulk commodities in tank trailers. Approximately 82% of our business consists of hauling petroleum products to convenience stores, truck stops and fuel depots. The remaining 18% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2014, we employed 685 revenue-producing drivers who operated our fleet of 482 tractors and 588 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

The Company’s transportation segment acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013 for $10,023,000. Pipeline’s operations have been conducted in the Florida and Alabama markets. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. These non-cancellable operating leases will require minimum annual rentals approximating $1,968,000 over the next 2.8 fiscal years.

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

Comparative Results of Operations for the Three months ended December 31, 2014 and 2013

Financial Highlights of the First Quarter 2015

• Net income improved to $2,793,000, or $.29 per diluted share, a 19.3% improvement over the first quarter of fiscal 2014.

• Revenues increased 3.1% quarter over quarter and increased in each of our operating segments.

• Operating profit in our Transportation segment was positively impacted by lower fuel costs and improved revenue per mile, partly offset by spin-off costs and higher health claims.

• Revenues for the Developed Properties rental segment improved partly due to the occupancy of recently acquired or completed buildings.

• Spin-off costs of $450,000 were incurred during first quarter of fiscal 2015.

• Interest expense was up due to lower capitalized interest.

Transportation Results

	Three months ended December 31
(dollars in thousands)	2014	%	2013	%

Transportation revenue	$27,292	86.0%	26,490	83.9%
Fuel surcharges	4,425	14.0%	5,101	16.1%

Revenues	31,717	100.0%	31,591	100.0%

Compensation and benefits	11,983	37.8%	11,596	36.7%
Fuel expenses	6,005	18.9%	7,283	23.1%
Operating & repairs	2,951	9.3%	3,149	10.0%
Insurance and losses	2,839	9.0%	2,475	7.8%
Depreciation expense	2,108	6.6%	1,968	6.2%
Rents, tags & utilities	941	3.0%	771	2.4%
Sales, general & administrative	2,322	7.3%	2,386	7.6%
Allocated corporate expenses	692	2.2%	492	1.6%
(Gain) Loss on equipment sales	(184)	-0.6%	15	0.0%

Cost of operations	29,657	93.5%	30,135	95.4%

Operating profit	$2,060	6.5%	1,456	4.6%

Transportation segment revenues increased ..4% over the first quarter of fiscal 2014 as revenue miles, loads and average haul length were essentially flat quarter over quarter. Revenue per mile increased 0.4% over the same period last year due to improved rates mostly offset by lower fuel surcharge revenue as a result of the falling price of diesel fuel.

Fuel surcharge revenue decreased 2.1% as a percentage of total revenue due to fuel surcharge adjustments being based on the lower cost of diesel fuel. With diesel fuel prices declining in the first quarter 2015, the Company benefited from the time delay between fuel price changes and the effective date of the fuel surcharge adjustments. We continued to increase our business with customers with higher base rates and lower fuel surcharges. We believe that it is generally not meaningful to compare changes in fuel surcharge revenue as a percentage of total revenue between reporting periods. Management monitors revenue per mile, which includes fuel surcharges, to analyze effective pricing trends.

The transportation segment’s operating ratio in the first quarter of fiscal 2015 improved to 93.5% compared to 95.4% in the same period last year. The lower operating ratio was attributable to the increase in revenue per mile and a 4.2% decrease in fuel expense as a percentage of revenue. The average price paid per gallon of diesel fuel decreased by 16.8% over the same period in fiscal 2014. Fuel expense net of fuel surcharge revenue was down $602,000 or 1.9% of revenue. The quarter also was impacted by the following expense changes:

• Compensation and benefits increased 1.1% as a percentage of revenues due to $122,000 higher driver training pay and increased terminal support wages.

• Operating and repairs expenses decreased .7% as a percentage of revenues due primarily to a $30,000 decrease in driver travel and housing costs for out-of-town drivers and $98,000 decrease in rigging expense related to the Pipeline acquisition.

• Insurance and losses increased 1.2% as a percentage of revenues due to $201,000 higher health insurance claims, higher liability premiums and higher actuary estimates of losses.

• Depreciation, rents, tags and utilities increased 1.0% as a percentage of revenue due primarily to the higher cost of new tractors and the addition of leased tractors in the Pipeline acquisition.

• Sales, general and administrative and allocated corporate increased .3% as a percent of revenue primarily due to the allocation of $200,000 of spin-off related costs.

• Gains on equipment sales increased ..6% as a percentage of revenues during the quarter primarily due to the same quarter last year including losses on wrecked equipment.

Mining Royalty Land Results

	Three months ended December 31
(dollars in thousands)	2014	%	2013	%

Mining royalty land revenue	$1,344	100%	1,268	100%

Property operating expenses	113	9%	118	9%
Depreciation and depletion	31	2%	28	2%
Management Company indirect	-	0%	(6)	0%
Allocated corporate expenses	281	21%	189	15%

Cost of operations	425	32%	329	26%

Operating profit	$919	68%	939	74%

Mining royalty land segment revenues for the first quarter of fiscal 2015 were $1,344,000, an increase of $76,000 or 6.0% over the same quarter last year due to increased tons mined.

The mining royalty land segment’s cost of operations was $425,000 in the first quarter of 2015, an increase of $96,000 over the same quarter last year due primarily to spin-off related costs included in allocated corporate expenses.

Developed Property Rentals Results

	Three months ended December 31
(dollars in thousands)	2014	%	2013	%

Developed property rentals revenue	$6,958	100%	5,961	100%

Property operating expenses	1,952	28%	1,609	27%
Depreciation and amortization	1,796	26%	1,599	27%
Management Company indirect	352	5%	387	6%
Allocated corporate expenses	421	6%	283	5%

Cost of operations	4,521	65%	3,878	65%

Operating profit	$2,437	35%	2,083	35%

Developed property rentals segment revenues for the first quarter of fiscal 2015 were $6,958,000, an increase of $997,000 or 16.7% primarily due to revenue on the 125,550 square foot build to suit building completed and occupied during the second quarter of fiscal 2014, the 129,850 square foot build to suit building completed and occupied in November 2014 and revenue on the 2 buildings added June 2014 related to the purchase of Kelso Business Park. Occupancy at December 31, 2014 was 92.8% as compared to 89.2% at December 31, 2013. As a result of the increased buildings-in-service platform average square feet occupied during the quarter increased 341,780 or 11.6% versus the same quarter last year.

Developed property rentals segment’s cost of operations was $4,521,000 in the first quarter of 2015, an increase of $643,000 or 16.6% over the same quarter last year. Property operating expenses increased $343,000 primarily due to higher property taxes. Depreciation and amortization increased $197,000 primarily due to the two newly completed build to suit buildings and the purchase of Kelso Business Park reduced by certain tenant improvements becoming fully depreciated. Management Company indirect expenses (excluding internal allocations for lease related property management and construction fees) decreased $35,000. Allocated corporate expenses increased $138,000 primarily due to allocation of spin-off related costs.

Consolidated Results

Operating Profit - Consolidated operating profit was $5,098,000 in the first quarter of fiscal 2015, a 23.6% increase over the same period last year. Operating profit in the transportation segment increased $604,000 or 41.5% primarily due to the net impact of lower fuel costs and improved revenue per mile, partly offset by spin-off costs and higher health claims. Operating profit in the mining royalty land segment decreased $20,000 or 2.1% primarily due to an increase in allocated spin-off corporate expenses mitigated by an increase in tons mined. Operating profit in the Developed property rentals segment increased $354,000 or 17.0% due to the 125,550 square foot build to suit building completed and occupied during the second quarter 2014, the 129,850 square foot build to suit building completed and occupied in first quarter 2015 and lower professional fees offset by higher property taxes and allocated spin-off corporate expenses. Consolidated operating profit includes corporate expenses not allocated to any segment in the amount of $318,000 in the first quarter of fiscal 2015, a decrease of $36,000 compared to the same period last year.

(Loss) Gain on investment land sold – Loss on investment land sold for the first quarter of fiscal 2015 included $17,000 in completion costs related to gains recorded in fiscal 2014. Gain on investment land sold for the first quarter of fiscal 2014 included $56,000 of deferred profits on prior year land sales.

Interest expense – Interest expense increased $161,000 over the same quarter last year due to lower capitalized interest partially offset by a declining mortgage principal balance. The amount of interest capitalized on real estate projects under development was $195,000 lower than the same quarter last year.

Income taxes – Income tax expense increased $289,000 over the same quarter last year due to higher earnings compared to the same quarter last year.

Net income - Net income improved to $2,793,000, or $.29 per diluted share, a 19% improvement over the first quarter of fiscal 2014.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs. The Company expects to meet short-term liquidity requirements generally through working capital, net cash provided by operations, and, if necessary, borrowings on its unsecured revolving credit facility. The Company intends to meet long-term funding requirements for acquisitions, development, debt service, and share repurchases through net cash from operations, long-term secured and unsecured indebtedness, including borrowings under its unsecured revolving credit facility, and proceeds from sales of strategically identified assets.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three Months Ended December 31,
	2014	2013
Total cash provided by (used for):
Operating activities	$6,359	4,079
Investing activities	(4,048)	(19,022)
22

Financing activities	(2,429)	15,020
(Decrease) Increase in cash and cash equivalents	$(118)	$77

Operating Activities - Net cash provided by operating activities increased $2,280,000 to $6,359,000 for the three months ended December 31, 2014. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment increased $853,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. Net cash flow provided by operating activities was negatively impacted in the same quarter last year by an increase of $1,451,000 of accounts receivable primarily related to the growth in revenues.

Investing Activities - For the first three months ended December 31, 2014, cash required by investing activities decreased $14,974,000 to $4,048,000 in the three months ended December 31, 2014. The current year included $2,871,000 lower purchases of transportation equipment exclusive of the Pipeline Transportation acquisition for $10,023,000 in the same period last year. Investment in real estate segment was $2,031,000 lower primarily due to construction activity on a build to suit building during the same quarter last year.

Financing Activities – For the first three months ended December 31, 2014, cash required by financing activities was $2,429,000 versus cash provided by financing activities of $15,020,000 in the first three months ended December 31, 2014. The net changes to the revolver decreased $16,871,000 versus the same period last year. Our Revolver debt increased $774,000 compared to the balance at December 31, 2013.

Credit Facilities - In connection with the spin-off, on January 30, 2015, we entered into a new five year credit agreement with Wells Fargo Bank N.A., that replaces FRP’s existing line of credit with Wells Fargo. The new credit agreement provides a $20 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.4% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on the ratio described above. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. In connection with the new credit facilities, New Patriot assumed and refinanced approximately $5.1 million of indebtedness of the Company that was attributable to the transportation group.

We have a signed commitment from First Tennessee Bank to lend us $40 million in two separate facilities. The first facility is a 5 year $20 million revolver to be secured by the three buildings we recently completed at our Patriot Business Park in Manassas, VA. This facility contains a provision which allows us to convert the outstanding balance into a ten year term loan within the first twenty four (24) months.  We expect to close on this facility sometime in the third quarter of this fiscal year. The second facility is a $20 million ten year term loan secured by to be identified buildings in our portfolio.  We expect to close on this facility sometime in the fourth quarter of this fiscal year or the first quarter of fiscal 2016.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first three months of fiscal 2015 the Company did not repurchase any shares of stock. As of December 31, 2014, $3,682,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company’s capital expenditures or operating results.

The Company currently expects its fiscal 2015 capital expenditures to include approximately $12,498,000 for real estate development.

Summary and Outlook. With the successful completion of the spin-off, we are focused on building shareholder value through our real estate holdings.

Developed property rentals occupancy was 92.8% at December 31, 2014 and 89.2% at December 31, 2013. Occupancy at December 31, 2014 and 2013 included 82,807 square feet or 2.3% and 13,450 square feet or .4% respectively for temporary leases under a less than full market lease rate. The Company’s third build to suit lease at Patriot Business Park for a 129,850 square foot building was completed in November 2014. Total completed developed square footage increased 9.9% from December 31, 2013 to 3,602,159 at December 31, 2014.

In addition to the completed buildings, we own land in four separate distinct submarkets that we believe ultimately could support up to 16 buildings totaling 1,277,056 square feet. The net book value of these properties at December 31, 2014 was $19,239,000.

The Company commenced construction of the first phase of the four phase Anacostia development in October 2014 with lease up scheduled in 2016 and 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Credit Agreement, the applicable margin for borrowings at December 31, 2014 was 1.0%. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facility exceeds a target level.

At December 31, 2014 a 1% increase in the current per annum interest rate would result in $165,187 of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of December 31, 2014. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, that we might take in response to any rate increase.

Commodity Price Risk - The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the first quarter of fiscal 2015 and 2014, a significant portion of fuel costs was covered through fuel surcharges.

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

As of December 31, 2014, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

(1) In February 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 28.
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2015             FRP HOLDINGS, INC.

                        Thompson S. Baker II

                        Thompson S. Baker II

                        President and Chief Executive

                        Officer

                        John D. Milton, Jr.

                        John D. Milton, Jr.

                        Executive Vice President, Treasurer,

                        Secretary and Chief

                        Financial Officer

                        John D. Klopfenstein

                        John D. Klopfenstein

                        Controller and Chief

                        Accounting Officer

FRP HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2014

EXHIBIT INDEX

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, as revised on January 28, 2004, which is available on the Company’s website at www.frpholdings.com.
(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
28