Form 10-Q
period 2015-03-31
FRP HOLDINGS, INC.
filed 2015-05-08
CIK 844059

q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock, $.10 par value	9,770,770 shares
per share
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31	September 30
Assets:	2015	2014
Real estate investments at cost:
Land	$102,339	102,146
Buildings and improvements	174,067	164,317
Projects under construction	1,095	8,971
Total investments in properties	277,501	275,434
Less accumulated depreciation and depletion	71,072	67,998
Net investments in properties	206,429	207,436

Real estate held for investment, at cost	7,306	7,304
Real estate held for sale, at cost	4,698	4,473
Investment in joint ventures	18,665	18,537
Net real estate investments	237,098	237,750

Cash and cash equivalents	691	1,013

Cash held in escrow	26	61
Account receivable	981	1,127
Federal and state income taxes receivable	1,776	-
Assets of discontinued operation	-	61,134
Unrealized rents	4,811	4,780
Deferred costs	6,528	7,027

Other assets	174	179
Total assets	$252,085	313,071

Liabilities:
Secured notes payable, less current portion	$38,135	41,059
Secured notes payable, current portion	4,049	4,534
Line of credit payable	11,304	10,363
Accounts payable and accrued liabilities	2,472	3,948
Environmental remediation liability	926	1,771
Deferred revenue	365	872
Federal and state income taxes payable	-	572
Deferred income taxes	14,658	12,969
Liabilities of discontinued operation	-	28,412
Deferred compensation	1,328	1,247
Deferred lease intangible, net	74	103
Tenant security deposits	887	906
Total liabilities	74,198	106,756

Commitments and contingencies (Note 8)	-	-

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,770,770 and 9,703,270 shares issued and outstanding, respectively	977	970
Capital in excess of par value	49,542	47,892
Retained earnings	127,380	157,413
Accumulated other comprehensive (loss) income, net	(12)	40
Total shareholders’ equity	177,887	206,315
Total liabilities and shareholders’ equity	$252,085	313,071

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2015	2014	2015	2014
Revenues:
Rental revenue	$5,879	5,291	11,747	10,391
Royalty and rents	1,315	1,203	2,635	2,448
Revenue - reimbursements	1,754	1,513	2,868	2,397
Total Revenues	8,948	8,007	17,250	15,236

Cost of operations:
Depreciation, depletion and amortization	1,878	1,693	3,761	3,299
Operating expenses	1,755	1,487	2,669	2,395
Property taxes	1,234	879	2,329	1,719
Management company indirect	442	403	794	784
Corporate expenses	1,480	1,076	3,193	2,394
Total cost of operations	6,789	5,538	12,746	10,591

Total operating profit	2,159	2,469	4,504	4,645

Interest income	—	—	—	1
Interest expense	(620)	(310)	(1,065)	(599)
Equity in loss of joint ventures	(150)	(31)	(180)	(63)
(Loss) gain on investment land sold	(3)	22	(20)	78

Income from continuing operations before income taxes	1,386	2,150	3,239	4,062
Provision for income taxes	541	838	1,263	1,584
Income from continuing operations	845	1,312	1,976	2,478

Gain from discontinued transportation operations, net of taxes	516	392	2,179	1,566

Net income	$1,361	1,704	4,155	4,044

Earnings per common share:
Income from continuing operations-
Basic	0.09	0.14	0.20	0.26
Diluted	0.09	0.14	0.20	0.26
Discontinued operations-
Basic	0.05	0.04	0.23	0.16
Diluted	0.05	0.04	0.22	0.16
Net Income-
Basic	0.14	0.18	0.43	0.42
Diluted	0.14	0.18	0.42	0.42

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,749	9,619	9,730	9,593
-diluted earnings per common share	9,818	9,707	9,813	9,690

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$4,155	4,044
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from discontinued operations, net	(2,179)	(1,566)
Depreciation, depletion and amortization	3,851	3,384
Deferred income taxes	1,583	372
Equity in loss of joint ventures	180	63
Loss (Gain) on sale of equipment and property	120	(74)
Stock-based compensation	754	960
Net changes in operating assets and liabilities:
Accounts receivable	146	1,516
Deferred costs and other assets	(180)	(102)
Accounts payable and accrued liabilities	(2,828)	(2,139)
Income taxes payable and receivable	(2,348)	(1,379)
Other long-term liabilities	33	50
Net cash provided by operating activities of continuing operations	3,287	5,129
Net cash provided by operating activities of discontinued operations	4,984	3,655
Net cash provided by operating activities	8,271	8,784

Cash flows from investing activities:
Investments in property, plant and equipment	(2,429)	(4,797)
Cash held in escrow	35	1,349
Investment in joint ventures	(311)	(210)
Proceeds from the sale of real estate held for investment, property, plant and equipment	—	78
Net cash used in investing activities of continuing operations	(2,705)	(3,580)
Net cash used in investing activities of discontinued operations	(2,694)	(15,346)
Net cash used in investing activities	(5,399)	(18,926)

Cash flows from financing activities:
Repayment of long-term debt	(3,409)	(2,120)
Proceeds from borrowing on revolving credit facility	15,123	—
Payment on revolving credit facility	(14,182)	—
Excess tax benefits from exercises of stock options	730	539
Exercise of employee stock options	175	669
Net cash used in financing activities of continuing operations	(1,563)	(912)
Net cash (used in) provided by financing activities of discontinued operations	(1,631)	11,684
Net cash (used in) provided by financing activities	(3,194)	10,772

Net (decrease) increase in cash and cash equivalents	(322)	630
Cash and cash equivalents at beginning of period	1,013	502
Cash and cash equivalents at end of the period	$691	1,132

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”) subsequent to the completed spin-off (the “Spin-off”) of our transportation assets into a new, publicly traded entity, Patriot Transportation Holding, Inc. (“Patriot”; stock symbol “PATI”) effective January 30, 2015. As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation that cannot receive any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s consolidated income statements herein. See Note 3 for a breakdown of corporate expenses showing the amounts per the Company’s segments, the unallocated to any segment and the unallocated to discontinued operations. Reclassifications to the appropriate prior period line items and amounts have been made to be comparable to the current presentation. Our investment in the 50% owned Brooksville Joint Venture and in the Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 13). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2014.

Following the completion of the spin-off of the transportation business on January 30, 2015, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, information that the Company’s chief operating decision maker (its chief executive officer) regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2015, the Company will report its financial performance based on the three reportable segments described below.  Beginning with the quarter ending March 31, 2015, our financial statements will reflect the new reporting structure with prior periods adjusted accordingly.

Our Mining and Royalties segment stays the same, but based on our strategic review the Developed Property Rentals segment has been broken down into an Asset Management segment and a Land Development and Construction segment to reflect how management now evaluates the real estate activities previously presented in the Developed Property Rentals segment. The Asset Management segment contains all the developed buildings capable of producing current rental income; the Land Development and Construction segments contains the remaining developable land not yet developed to its eventual highest and best use potential where the Company's focus is to add further entitlements, construct vertical improvements or market the property to third parties all in an effort to bring such property to income producing status or realization of its fair market value through sales or exchange. This Land Development and Construction segment is generally in a pre-income production state where objectives are long term capital investment for eventual production of long-term rental streams or capital investment to achieve highest potential market value for sale to third parties.

(2) Recently Issued Accounting Standards. In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This guidance is effective for annual periods beginning on or after December 15, 2015 and interim periods within those years, with early adoption permitted. Effective first quarter 2015, the Company adopted ASU 2015-01 and will apply the new guidance, as applicable.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which relates to the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted and will only result in a change in presentation of these costs on our balance sheets.

(3) Business Segments. The Company operates in three reportable business segments (i) Asset Management and (ii) Mining Royalty Land and (iii) Land Development and Construction. The Asset Management segment owns, leases, manages and operates commercial office/warehouse buildings primarily located in the Baltimore/Northern Virginia/Washington, DC area. The Mining Royalty Land segment owns real estate predominately in Florida and Georgia that is leased to mining companies in exchange for royalty or land rental income. The Land Development and Construction segment acquires, owns, entitles, and develops land to be used for income production via (i) construction by the Company of warehouse/office uses for our Asset Management segment, or (ii) other commercial, residential or mixed use projects through joint ventures or sales to third parties.

Subsequent to the Spin-off, the Company is receiving certain services from Patriot (e.g. executive oversight, accounting, information technology and human resource services) which are billed to the Company on a monthly basis in accordance with the Transition Services Agreement entered into and made effective as of the date of the Spin-off. As was the case prior to the Spin-off, these costs (excluding stock compensation) are included in the Company’s corporate expense and are fully allocated to the business segments. Certain other corporate expenses (primarily stock compensation, corporate aircraft and one-time Spin-off related expenses) are reported as “unallocated” on the Company’s consolidated income statement and are not allocated to any business segment. As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation and thus is not allowed any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the Spin-off is included in “corporate expense” on the Company’s consolidated income statements herein. Reclassifications to the appropriate prior period line items and amounts have been made to be comparable to the current presentation.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues:
Asset management	$7,330	6,580	14,087	12,340
Mining royalty land	1,335	1,226	2,679	2,494
Land development and construction	283	201	484	402
	$8,948	8,007	17,250	15,236

Operating profit:
Asset management	$3,187	2,840	6,573	5,548
Mining royalty land	1,191	1,068	2,391	2,196
Land development and construction	(739)	(363)	(1,267)	(705)
Corporate expenses:
Allocated to asset management	(236)	(178)	(426)	(356)
Allocated to mining royalty	(250)	(189)	(451)	(378)
Allocated to land development and construction	(140)	(105)	(251)	(210)
Unallocated	(692)	(418)	(984)	(553)
Unallocated to discontinued ops.	(162)	(186)	(1,081)	(897)
	(1,480)	(1,076)	(3,193)	(2,394)
	$2,159	2,469	4,504	4,645

Interest expense: Asset management	$620	310	1,065	599
Mining royalty land	-	-	-	-
Land development and construction	-	-	-	-
	$620	310	1,065	599

Depreciation, depletion and Amortization: Asset management	$1,776	1,619	3,562	3,151
Mining royalty land	30	28	61	56
Land development and construction	72	46	138	92
	$1,878	1,693	3,761	3,299

Capital expenditures:
Mining royalty land	—	—	-	-
Land development and construction and Asset Management:
Capitalized interest	248	477	569	993
Internal labor	85	100	184	195
Real estate taxes	39	16	66	40
Other costs	319	436	1,610	3,570
	$691	1,029	2,429	4,798
	March 31,	September 30,
Identifiable net assets	2015	2014
Asset management	$152,222	144,420
Mining royalty land	40,459	39,368
Land development and construction	57,459	67,136
Discontinued operations	-	59,465
Cash items	717	1,074
Unallocated corporate assets	1,228	1,608
	$252,085	313,071

(4) Related Party Agreements with Patriot. In order to affect the Spin-off and govern our relationship with Patriot Transportation Holding, Inc. after the Spin-off, we entered into an Employee Matters Agreement and a Transition Services Agreement. The Employee Matters Agreement generally allocates responsibilities to each company for liabilities relating to each company’s current and former employees and allocated responsibilities under employee benefit plans. The Transition Services Agreement sets forth the terms on which Patriot is providing to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers, for a period of 12 or more months after the Spin-off.

The consolidated statements of income reflects charges and/or allocations from Patriot for these services of $643,000 and $890,000 for the three months ended March 31, 2015 and 2014, and $1,437,000 and $1,497,000 for the six months ended March 31, 2015 and 2014, respectively. Included in the charges above are amounts recognized for stock-based executive compensation expense. These charges are reflected within corporate expenses on the consolidated statements of income.

To determine these allocations between FRP and Patriot, we generally employed the same methodology historically used by the Company pre Spin-off to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Patriot was still a subsidiary of FRP.

(5) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	March 31,	September 30,
	2015	2014
Revolving credit (uncollateralized)	$11,304	10,363
5.6% to 7.9% mortgage notes
due in installments through 2027	42,184	45,593
	53,488	55,956
Less portion due within one year	4,049	4,534
	$49,439	51,422

On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million and a $10 million sublimit available for standby letters of credit. At September 30, 2014, prior to the Spin-off, the total amount outstanding on the credit facility was $17,645,000 of which the Company was allocated $10,363,000 and Patriot was allocated $7,282,000.  On the day of the spin-off the Company refinanced $10,483,000 into the Company’s new credit facility and Patriot refinanced $5,142,000 into Patriot’s new credit facility. As of March 31, 2015, there was $11,304,000 outstanding on the Company’s new credit facility and $2,610,000 outstanding under letters of credit and $6,086,000 available for borrowing and the Company was in compliance with all its loan covenants.

In January 2015 the Company prepaid the $1,314,000 remaining principal balance on 8.55% and 7.95% mortgages. The prepayment penalty of $116,000 is included in interest expense. The remaining deferred loan costs of $15,000 were also included in interest expense.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2015, the carrying amount and fair value of such long-term debt was $42,184,000 and $46,048,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,749	9,619	9,730	9,593

Common shares issuable under
share based payment plans
which are potentially dilutive	69	88	83	97

Common shares used for diluted
earnings per common share	9,818	9,707	9,813	9,690

Income from continuing operations	$845	1,312	1,976	2,478
Discontinued operations	516	392	2,179	1,566
Net income	$1,361	1,704	4,155	4,044

Basic earnings per common share:

Income from continuing operations	$0.09	0.14	0.20	0.26
Discontinued operations	0.05	0.04	0.23	0.16
Net income	$0.14	0.18	0.43	0.42

Diluted earnings per common share:
Income from continuing operations	$0.09	0.14	0.20	0.26
Discontinued operations	0.05	0.04	0.22	0.16
Net income	$0.14	0.18	0.42	0.42

For the three and six months ended March 31, 2015, 56,110 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and six months ended March 31, 2014, 26,334 and 31,790 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 419,170 at March 31, 2015.

As a result of the Spin-off and pursuant to the Employee Matters Agreement, we made certain adjustments to the exercise price and number of outstanding FRP stock options. All outstanding options held by the Company directors, Company officers and key employees on January 30, 2015 were cancelled and replaced by an equal number of FRP options at 75.14% of the previous exercise price based upon the market value of FRP less the when issued market value of the Company on that day. For FRP officers additional options were issued rather than issuing Patriot options for the 24.86% market value attributed to Patriot. The adjusted stock options are subject to the same vesting conditions and other terms that applied to the original FRP award immediately prior to the Spin-off, except as otherwise described above.

Subsequent to Spin-off, the realized tax benefit pertaining to options exercised and the remaining compensation cost of options previously granted prior to the Spin-off will be recognized by FRP or Patriot based on the employment location of the related employee or director.

The Company recorded the following stock compensation expense (including unallocated to Patriot in periods prior to the Spin-off) in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014	2015	2014
Stock option grants	$46	93	218	262
Annual director stock award	536	698	536	698
	$582	791	754	960

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2014	326,830	$25.43	5.0	$3,481
Spin-off adjustment				(865)
Spin-off conversion	17,795	20.63		155
Granted	39,425	$26.97		$432
Forfeited	(6,000)	14.97		$(35)
Exercised	(51,300)	$13.27		$(297)
Outstanding at
March 31, 2015	326,750	$21.35	6.0	$2,871
Exercisable at
March 31, 2015	234,847	$20.21	5.1	$1,884
Vested during
six months ended
March 31, 2015	37,546			$329

The aggregate intrinsic value of exercisable in-the-money options was $3,083,000 and the aggregate intrinsic value of all outstanding in-the-money options was $4,917,000 based on the market closing price of $36.40 on March 31, 2015 less exercise prices.

The realized tax benefit to the Company or Patriot from options exercised in the six months ended March 31, 2015 was $406,000. The unrecognized compensation cost of options granted but not yet vested as of March 31, 2015 was $823,000, which is expected to be recognized over a weighted-average period of 3.6 years. Gains of $1,048,000 were realized by option holders during the six months ended March 31, 2015.

(8) Contingent liabilities. Certain of the Company’s subsidiaries are involved in litigation on matters and are subject to certain claims which arise in the normal course of business. The Company is fully insured and does not retain any self-insurance risk with respect to losses for third party liability and property damage.

Preliminary testing on the site of the Company's four phase master development known as Riverfront on the Anacostia in Washington, D.C. indicated the presence of contaminated soils that will have to be specially handled upon excavation in conjunction with construction of each phase. The Company previously agreed with our joint venture partner to bear the cost of handling the contaminated materials up to a cap of $1.871 million. In connection with that agreement, the Company recorded an expense in the fourth quarter of fiscal 2012 of $1.771 million for this environmental remediation liability. During the quarter, the total cost of remediation on Phase I reached $2.024 million which is still within the projected budget for these remediation expenses as determined by our development partner. As a result, the Company recorded an additional $100,000 expense in this second quarter of 2015 in the Land Development and Construction segment and incurred a loss of $140,000 in equity in joint ventures as a result of our 77% pro rata share of these additional remediation costs incurred within the joint venture.

The Company has no obligation to remediate the contamination on Phases II, III and IV of the development until such time as it makes a commitment to commence construction there. The Company's position is that the prior tenant on the property is contractually responsible for the cost of removal of the contaminated materials and we are continuing to pursue this claim. The Company's actual expense to address this issue may be materially higher or lower than the expense previously recorded depending upon the actual costs incurred and any reimbursement that we receive from the prior tenant.

(9) Concentrations. Our Land Development and Construction and our Asset Management segments operate predominately in the Baltimore/Northern Virginia/Washington DC market area and a significant economic downturn affecting that region could adversely affect our financial results.

Likewise, our Mining Royalty Land segment generates the predominance of its revenue from mines in Florida and Georgia and is subject to the effects of economic downturns and construction cycles in these markets. Additionally, this segment has one lessee that accounted for 63.9% of the segment’s revenues and $107,000 of accounts receivable at March 31, 2015. The termination of certain of this lessee’s underlying leases or non-performance under the leases could have a material adverse effect on the segment.

The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may exceed FDIC insured limits.

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

As of March 31, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all other financial instruments with the exception of mortgage notes (see Note 5) approximates the carrying value due to the short-term nature of such instruments. In addition, we believe the fair value of the amount outstanding pertaining to the revolver approximates the carrying value as the related debt agreement reflects present market terms and contains certain interest rates that reset periodically based on current market indices.

(11) Real Estate Held for Sale. The Company and the buyer recently executed an amendment to extend the closing for the sale of phase two of the Windlass Run residential sale from March 2015 to August 2015 and increased the sales price by $188,000, to $11,188,000, to compensate the Company for the delay. Management believes this closing will occur on or before August 31, 2015. The book value of the property was $4,698,000 as of March 31, 2015 and is classified as real estate held for sale.

(12) Unusual or Infrequent Items Impacting Quarterly Results.

Operating profit includes expenses of $107,000 and $307,000 in the second quarter and six months respectively of fiscal 2015 for non-recurring costs related to the Spin-off.

In January 2015 the Company prepaid the $1,314,000 remaining principal balance on 8.55% and 7.95% mortgages. The prepayment penalty of

$116,000 is included in interest expense. The remaining deferred loan costs of $15,000 were also included in interest expense.

(13) Investment in Riverfront and Brooksville Joint Ventures.

Riverfront. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2 acres of the roughly 5.82 acre site. The joint venture, Riverfront Investment Partners I, LLC (“Riverfront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 76.91% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources are non-recourse to FRP. Construction commenced in October 2014. At this point, the Company anticipates lease up to occur in the second half of calendar 2016 and all of 2017. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Other income for the first six months of fiscal 2015 includes a loss of $162,000 representing the Company’s portion of the loss of this joint venture due primarily to expenses incurred in the joint venture this quarter with respect to the environmental remediation.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now owned by Vulcan Materials Company) to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2022 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2,380,000. Capital contributions of $2,347,000 have been made by each party as of March

31, 2015. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the first six months of fiscal 2015 includes a loss of $18,000 representing the Company’s portion of the loss of this joint venture. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project, and zoning for the Project was obtained from Hernando County in August 2012. We will continue to monitor the residential market in Hernando County and pursue opportunities to partner with a master community developer or major homebuilder to commence construction when the market dictates.

Real estate revenues included $143,000 of royalties from the mining activities on this property in the six months ended March 31, 2015 and $98,000 in six months ended March 31, 2014. Allocated depletion expense of $3,000 was included in real estate cost of operations for the six months ended March 31, 2015.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership
			(Unaudited)	(Unaudited)

As of March 31, 2015
Riverfront Holdings I, LLC	76.91%	$ 11,146	$ 35,588	$ (198)	$ (162)
Brooksville Quarry, LLC	50.00%	7,519	14,342	(36)	(18)
Total		$ 18,665	$ 49,930	$ (234)	$ (180)

As of September 30, 2014
Riverfront Holdings I, LLC	76.91%	$ 11,031	$ 33,834	$ (89)	$ (89)
Brooksville Quarry, LLC	50.00%	7,506	14,353	(78)	(39)
Total		$ 18,537	$ 48,187	$ (167)	$ (128)

Summarized Unaudited Financial Information for the Investments in Joint Ventures (in thousands):

	As of
	3/31/2015	9/30/2014

Cash	$59	$208
Cash held in escrow	13,896	18,822
Amortizable Debt Costs	2,069	2,069
Investments in real estate, net.	33,906	27,088
Total Assets	$49,930	$48,187

Other Liabilities	$1,947	$313
Long-term Debt	17,000	17,000
Capital – FRP	18,665	18,537
Capital - Third Parties	12,318	12,337
Total Liabilities and Capital	$49,930	$48,187
17

(14) Discontinued operations.

Effective January 30, 2015, we spun off our transportation assets into a new, publicly traded entity, Patriot Transportation Holding, Inc. The Company has accounted for the Patriot operations as discontinued operations for all periods presented. Shareholders’ equity was reduced by $34,241,000 due to this distribution on January 30, 2015. Comprehensive income of $40,000 was included in that amount.

The results of operations associated with discontinued operations for the three month and six month periods ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue	$10,083	31,900	41,800	63,491

Cost of operations	9,230	31,222	38,195	60,865
Operating profit	853	678	3,605	2,626
Interest expense	(7)	(35)	(33)	(58)
Income before income taxes	846	643	3,572	2,568
Provision for income taxes	330	251	1,393	1,002
Income from discontinued operations	$516	392	2,179	1,566

The components of the balance sheet at September 30, 2014 are as follows (in thousands):

Property and equipment, net	$42,174
Accounts receivable, net	7,119
Deferred costs	11,809
Other assets	32
Assets of discontinued operation	$61,134
Line of credit	$7,282
Accounts payable and accrued liabilities	11,489
Deferred compensation	717
Deferred income taxes	8,924
Liabilities of discontinued operation	$28,412
18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview – This section provides management's discussion and analysis of the financial condition and results of operations of FRP Holdings, Inc. for the quarter ended March 31, 2015 as well as the first six months of fiscal year 2015.

On January 30, 2015, FRP Holdings, Inc. (the “Company” NASDAQ-FRPH) completed the spin-off of its transportation business into a new, separately traded public company Patriot Transportation Holding, Inc. (“Patriot” NASDAQ-PATI) resulting in FRPH becoming a pure real estate company. As a result of the spin-off the former transportation segment of the Company is reported as a discontinued operation without any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s consolidated income statements herein.

The Company reported net income from continuing operations of $845,000 or $.09 per share, a decrease of $467,000 or 36%, versus $1,312,000 or $.14 per diluted share in the second quarter last year.

The Company reported net income from continuing operations of $1,976,000 or $.20 per diluted share in the first six months of fiscal 2015, a decrease of $502,000 or 20%, compared to net income of $2,478,000 or $.26 per diluted share in the same period last year.

In order to affect the Spin-off and govern our relationship with Patriot after the Spin-off, we entered into a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement, and a Transition Services Agreement.

The Transition Services Agreement sets forth the terms on which Patriot will provide the Company certain services that were shared prior to the Spin-off, including the services of certain shared executive officers and the Accounting, HR and IT departments, for an initial period of 12 months after the Spin-off.

Following the completion of the spin-off of the transportation business on January 30, 2015, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, information that the Company’s chief operating decision maker (its chief executive officer) regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2015, the Company will report its financial performance based on the three reportable segments described below.  Beginning with the quarter ending March 31, 2015, our financial statements will reflect the new reporting structure with prior periods adjusted accordingly.

Our Mining and Royalties segment stays the same, but based on our strategic review the Developed Property Rentals segment has been broken down into an Asset Management segment and a Land Development and Construction segment to reflect how management now evaluates the real estate activities previously presented in the Developed Property Rentals segment. The Asset Management segment contains all the developed buildings capable of producing current rental income; the Land Development and Construction segments contains the remaining developable land not yet developed to its eventual highest and best use potential where the Company's focus is to add further entitlements, construct vertical improvements or market the property to third parties all in an effort to bring such property to income producing status or realization of its fair market value through sales or exchange. This Land Development and Construction segment is generally in a pre-income production state where objectives are long term capital investment for eventual production of long-term rental streams or capital investment to achieve highest potential market value for sale to third parties.

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, construction activity and costs, aggregates sales by lessees from the Company’s mining properties, interest rates, market conditions in the Baltimore/Northern Virginia/Washington DC area, and our ability to obtain zoning and entitlements necessary for property development. Internal factors include administrative costs and group health claims experience. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Asset Management Segment.

The Asset Management segment owns, leases, manages and operates warehouse/office buildings located predominately in the Baltimore/Northern Virginia/Washington, DC market area.  We focus primarily on owning flexible type facilities that cater to the maximum number of tenant types. As most of our buildings are less than 150,000 square feet, we focus on local and regional vs. national tenants. Hands-on service provided by our in-house construction and property management teams keeps us close to our tenant base. These practices are the cornerstone of our mission to provide the highest quality product and services at cost efficient and competitive rates resulting in tenant satisfaction and ultimately retention.

These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and the personnel costs of our in-house construction and property management teams. Most of these buildings were constructed by us through our Land Development and Construction segment. Additionally, over the years, we have opportunistically acquired existing operating buildings, typically in connection with a 1031 exchange opportunity.  Today, this segment consists of just over 3.6 million square feet.

Management focuses on several factors to measure our success on a comparative basis in this segment. The major factors we focus on are (1) revenue growth, (2) growth in occupied square feet, (3) actual occupancy rate, (4) average annual occupied square feet, (5) average annual occupancy rate (defined as the occupied sf at the end of each month during a fiscal year divided by the number of months to date in that fiscal year as a percentage of the average number of square feet in the portfolio over that same time period), (6) growth of our portfolio (in square feet), and (7) tenant retention success rate (as a percentage of total square feet to be renewed).

Asset Management segment – six months ended	March 31, 2015	March 31, 2014
Revenues	$7,330,748	$6,579,382
Occupied square feet	3,198,200	3,054,703
Overall occupancy rate	88.8%	89.8%
Average annual occupied sf	3,273,682	2,984,365
Average annual occupancy rate	91.4%	89.9%
Portfolio square feet	3,602,159	3,402,629
Retention Success rate	71%	66%

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties.  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these States as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a fixed annual rental amount. We believe strongly in the potential for future growth in construction in these two States which directly benefits our profitability in this segment.

The major expenses in this segment are comprised of collection and accounting for royalties, management’s oversight of the mining leases, land entitlement for post-mining uses and property taxes at our non-leased locations and at our Grandin location which, unlike our other leased mining locations, are not paid by the tenant.  As such, our costs in this business are very low as a percentage of revenue, are relatively stable and are not affected by increases in production at our locations. Our current mining tenants include Vulcan Materials, Martin Marietta and Cemex, among others.

Additionally, these locations provide us with excellent opportunities for valuable “2nd lives” for these assets through proper land planning and entitlement. Examples of this are (i) the 4,200 acre Brooksville, Florida property that we recently entitled as a development of regional impact for a large mixed-use development with our joint venture partner, Vulcan Materials, (ii) the 105 waterfront lots approved for future development at our Ft. Myers, Florida location (iii) the mined out Gulf Hammock quarry, approximately 1,600 acres inclusive of several large lakes resulting from the mining operations, which we currently have listed for sale and (iv) our Lakeside Business park in Maryland which at one time was a 135 acre sand and gravel mining operation.

Land Development and Construction Segment.

Through our Land Development and Construction segment, we own and are continuously monitoring for their “highest and best use” several parcels of land that are in various stages of development.  Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new warehouse/office buildings for us to own and operate or (ii) a sale to third parties.

Revenues in this segment are generated predominately from land sales and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, the personnel costs of our in-house management team and horizontal and vertical construction costs.

Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial/industrial business parks providing 5–15 building pads which we typically convert into warehouse/office buildings for our Asset Management segment to own and operate.  To date, our management team has converted 26 of these pads into developed buildings that we continue to own and manage through the Asset Management segment. Our typical practice has been to transfer these assets to the Asset Management segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also opportunistically sold several of these pad sites over time to third party “users”.

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional 1.2 million sf. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status (LET’S DISCUSS THESE)
Lakeside, MD	20	266,530	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	37	386,626	Horizontal development completed. Permitting submitted for 150,000 sf warehouse/office building with the balance ready for further vertical permitting.
Patriot Business Center, Manassas, VA	23	198,150	Horizontal development completed. Ready for vertical permitting.
Hollander 95 Business Park, MD	33	345,750	Horizontal development completed. Permitting received for 80,000 sf warehouse/office building with the balance ready for vertical permitting.
Total	113	1,197,056

Most recently in this segment we completed a third build-to-suit building for the same tenant at our Patriot Business Park and transferred that asset to the Asset Management segment on or about November 2014 when the building was approved for occupancy. We also submitted plans for vertical construction for one warehouse/office building at each of our Hollander and Windlass Run business parks. Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert 3 of our finished pads at Patriot Business Park into build-to-suit opportunities for a Fortune 500 company in 2012, 2013 and 2014.  We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

In addition to the inventory of finished building lots, we have several other properties that were either spun-off to us from Florida Rock Industries in 1986 or acquired by us from unrelated 3rd parties.  These properties, as a result of our “highest and best use” studies, are being prepared for income generation through sale or joint venture with third parties, and in certain cases we are leasing these properties on an interim basis for an income stream while we wait for the development market to ripen.

Our strategy when selling parcels outright is to attempt to convert the proceeds into income producing real estate for our Asset Management segment through a Section 1031 exchange. An example of this would be the Windlass Run residential land whereby we sold phase 1 for $8 million and used the proceeds in a Section 1031 exchange to acquire our Transit business park in 2013.

An example of property in this segment being developed through joint venture is Phase I of the Riverfront on the Anacostia project which was contributed to a joint venture with MRP in 2014 and is now under construction as a 305 unit apartment building including 18,000 sf of ground floor retail.

As of March 31, 2015, we have one property in this segment (Windlass Run residential phase II) under contract for sale and expect that transaction to close on or before August 31, 2015 for $11,187,754. In this quarter, we entered into a long term ground lease on a 3.6 acre parcel at our Hollander business park for use by the tenant as a compressed natural gas filling station. Rent will commence when all of the entitlements are complete and the facility placed into service, estimated to be during the 4th quarter of fiscal 2015. We will continue to hold this property in this segment as Management believes it is not appropriate to move it to Asset Management segment due to this being a ground lease versus an operating warehouse/office.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phase I	2.1	Phase I under construction	$11,146,000
Riverfront on the Anacostia Phases II-IV	3.7	Phase II design approval plans to be submitted to Zoning Commission prior to December, 2016.	$10,680,000
Windlass Run residential (Phase 2)	74	Under contract for sale to 3rd party for $11.188M, closing expected August 2015	$4,698,000
Hampstead Trade Center, MD	117	Residential studies ongoing	$7,115,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$4,359,000
Total	199		$37,998,000

RIVERFRONT ON THE ANACOSTIA:

This property consists of 5.8 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC.  Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been re-zoned for the construction of approximately 1.1M square feet of “mixed-use” development in four phases.  In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October, 2014 on a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space.  Lease up is expected to commence in 2016 and continue through 2017. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses. In accordance with our Master Planned Unit Development (PUD) approval, the next step for development of Phase II requires us to submit plans to the Zoning Commission for final design approval within two years of issuance of the construction permit for Phase I (i.e. by December of 2016).

WINDLASS RUN RESIDENTIAL:

We originally purchased this 179 acre tract for $5.2 million in 2002.  When purchased, the entire parcel was zoned for commercial/industrial uses.  Today, some 70 acres of this original tract makes up our Windlass Run Business Park.  We successfully rezoned the remaining acreage for medium density residential development and on April 17, 2013, we entered into a contract to sell the residential portion of the property for $19 million. Phase I of the sale closed within the quarter ending September 30, 2013 for $8.0 million and the proceeds of this sale were used in a Section 1031 exchange to acquire the Transit Business Park.  Phase II of the sale is scheduled for settlement in August 2015 for $11 million.

HAMPSTEAD TRADE CENTER: We purchased this 117 acre tract in 2005 for $4.3 million in a Section 1031 exchange with plans of developing it as a commercial business park. The “great recession” caused us to reassess our plans for this property. As a result, Management determined that the prudent course of action is to attempt to rezone the property for residential uses and sell the entire tract to another developer such that we can redeploy this capital into an asset with more near-term income producing potential. Residential studies are on-going today.

SQUARE 664E, WASHINGTON, DC

This property sits on the Anacostia River at the base of South Capitol Street in an area named Buzzard Point, approximately 1 mile down river from our RiverFront on the Anacostia property. The Square 664E property consists of approximately 2 acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five (5) years. In the quarter ending December 31, 2014, the District of Columbia announced that it had selected Buzzard Point for the future site of the new DC United major league soccer stadium. The selected stadium location, consisting of approximately 5 acres of land, is separated from our property by just one small industrial lot and two side streets.

Comparative Results of Operations for the Three months ended March 31, 2015 and 2014

Consolidated Results

	Three Months ended
	March 31,
	2015	2014	Change	%
Operating profit:
Asset management	$2,951	2,662	289	10.9%
Mining royalty land	941	879	62	7.1%
Land development and construction	(879)	(468)	(411)	(87.8%	)
Unallocated corporate expense	(692)	(418)	(274)	(65.6%	)
Unallocated to discontinued ops.	(162)	(186)	24	12.9%
	$2,159	2,469	(310)	(12.6%	)

For the second quarter of fiscal 2015, consolidated operating profit was $2,159,000 in the second quarter of fiscal 2015, a decrease of $310,000 or 12.6% compared to $2,469,000 in the same quarter last year.

Total revenues for the Company were $8,948,000, up $941,000, or 12%, over the same quarter last year. Our total cost of operations was up this quarter by $1,251,000.

The increase in cost of operations was due in large part to higher corporate expenses as the result of (i) higher accruals for corporate performance bonuses as the likelihood of achieving our corporate bonus targets was much lower in the year ago quarter, (ii) higher director compensation costs as the Company added an additional director to our Board of Directors (iii) higher corporate medical claims costs in the quarter, and the negative impact of absorbing the portion of corporate expense attributable to the transportation business and shown above as “unallocated to discontinued operations”; (b) $355,000 more in property tax expense as a result of adding additional assets to our portfolio and a $98,000 increase in the property taxes at Riverfront on the Anacostia Phases II-IV (under appeal); and (c) higher depreciation and operating expenses as the Company added buildings to our portfolio and incurred expenses in connection with environmental remediation at the Riverfront on the Anacostia Phase I property and exploratory work on the bulkhead at our 664E property located on the Anacostia River in Washington, DC. The 664E property is a 2 acre parcel just downriver from our Riverfront on the Anacostia property and is currently under lease to Vulcan Materials for use as a concrete batch plant.

During this quarter, the Company recorded an additional $100,000 environmental remediation expense in the second quarter of 2015 relating to Riverfront on the Anacostia Phase I and incurred a loss of $140,000 in equity in joint ventures, $118,000 of which was a result of our 77% pro rata share of these additional remediation costs incurred within the joint venture.

The Company’s interest expense increased by $310,000 this quarter due mostly to $131,000 expense associated with the early payoff of two mortgages and $229,000 less capitalized interest in this quarter versus the same quarter last year as a result of the completion of construction activities at Patriot and Hollander Business Parks that were on-going in the prior year second quarter.

Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and in the quarter we received a net benefit to after tax net income of $124,000 this quarter versus the same quarter last year.

Asset Management Segment Results

Highlights of the Second Quarter 2015:

  Operating profit was $2,951,000 in the quarter, up $289,000 over the same quarter last year on $750,000 more in revenue.
  Our overall occupancy rate was down 1.1% versus the same time last fiscal year but our total square feet occupied rose by 143,497.
	Three months ended March 31
(dollars in thousands)	2015	%	2014	%	Change	%

Rental revenue	$5,755	78.5%	$5,177	78.7%	$578	11.2%
Revenue-reimbursements	1,575	21.5%	1,403	21.3%	172	12.3%

Total revenue	7,330	100.0%	6,580	100.0%	750	11.4%

Depreciation, depletion and amortization	1,776	24.2%	1,619	24.6%	157	9.7%
Operating expenses	1,526	20.8%	1,398	21.2%	128	9.2%
Property taxes	696	9.5%	545	8.3%	151	27.7%
Management company indirect	145	2.0%	178	2.7%	(33)	-18.5%
Corporate expense	236	3.2%	178	2.7%	58	32.6%

Cost of operations	4,379	59.7%	3,918	59.5%	461	11.8%

Operating profit	$2,951	40.3%	$2,662	40.5%	$289	10.9%

Rental Revenues in this segment were $5,755,000, up from $5,177,000 in the same quarter last year due mainly to an increase in square feet occupied. Cost of operations were up $461,000 due mainly to adding additional square feet to this segment resulting in higher depreciation, operating expenses and property taxes partially offset by higher tenant reimbursements and higher corporate expenses due mainly to higher corporate bonus accruals and higher corporate medical claims. Operating profit in this quarter was $2,951,000 versus $2,662,000 in the same quarter last year, an 11% increase.

Mining Royalty Land Results

Highlights of the Second Quarter 2015:

  Royalty and rents revenue were up $112,000 as tons mined increased by 15%.
	Three months ended March 31
(dollars in thousands)	2015	%	2014	%

Royalty and rents	$1,315	98.5%	1,203	98.1%
Revenue-reimbursements	20	1.5%	23	1.9%

Total revenue	1,335	100.0%	1,226	100.0%

Depreciation, depletion and amortization	30	2.3%	28	2.3%
Operating expenses	59	4.4%	66	5.4%
Property taxes	55	4.1%	58	4.7%
Management company indirect	—	0.0%	6	0.5%
Corporate expense	250	18.7%	189	15.4%

Cost of operations	394	29.5%	347	28.3%

Operating profit	$941	70.5%	$879	71.7%

Royalty and rental revenue in this segment were $1,315,000 up $112,000, a 9.3% increase, due mainly to a 15% increase in tons mined this quarter versus the same quarter last year. Our operating profit was $941,000, up $62,000 versus the same quarter last year. We believe that volumes will increase at our locations as construction activity in Florida and Georgia improves. We continue to make slow progress on construction recovery following the “great recession”.

Land Development and Construction Segment Results

Highlights of the Second Quarter 2015:

  Extended the closing date on Windlass Run residential from March 2015 to August 2015 and increasing the purchase price payable to the Company by $188,000 for said extension.
  Executed a 10 year ground lease on a 3.6 acre developed lot at Hollander Business Park to be used as a compressed natural gas filling station.
  Submitted construction drawings for new warehouse buildings at both Hollander (permit received in the quarter) and Windlass Run business parks.
  Substantially completed all horizontal development at both Hollander and Patriot Business parks.
  Recorded a $100,000 expense related to environmental remediation at Riverfront on the Anacostia Phase I.
28

	Three months ended March 31
(dollars in thousands)	2015	2014	Change

Rental revenue	$124	$114	$10
Revenue-reimbursements	159	87	72

Total revenue	283	201	82

Depreciation, depletion and amortization	72	46	26
Operating expenses	170	23	147
Property taxes	483	276	207
Management company indirect	297	219	78
Corporate expense	140	105	35

Cost of operations	1,162	669	493

Operating loss	$(879)	$(468)	$(411)

Revenues in this segment were $283,000, up from $201,000 in the same quarter last year due mainly to higher reimbursements for property taxes on the Square 664E property. Operating loss in this quarter was $879,000 versus a loss of $468,000 in the same quarter last year. Operating expenses were up $147,000 in this period mainly as a result of exploratory work related to potential repairs to be made to the bulkhead on the 664E property. Net property taxes were up $207,000 in the quarter due mainly to increased assessments at Riverfront on the Anacostia (currently under appeal). Management company direct expense was up $78,000 as less of management’s time was capitalized in this quarter as construction activities were no longer on-going at Patriot and Hollander business parks this quarter.

Comparative Results of Operations for the Six Months ended March 31, 2015 and 2014

Consolidated Results

	Six Months ended
	March 31,
	2015	2014	Change	%
Operating profit:
Asset management	6,147	5,192	955	18.4%
Mining royalty land	1,940	1,818	122	6.7%
Land development and construction	(1,518)	(915)	(603)	(65.9%	)
Unallocated corporate expense	(984)	(553)	(431)	(77.9%	)
Unallocated to discontinued ops.	(1,081)	(897)	(184)	(20.5%	)
	$4,504	4,645	(141)	(3.0%	)

For the first six months of fiscal 2015, consolidated operating profit was $4,504,000 (negatively impacted by $1,081,000 of corporate expense not allocable to discontinued operations), a decrease of $141,000 or 3% compared to $4,645,000 (negatively impacted by $897,000 of corporate expense not allocable to discontinued operations) in the same period last year.

For the six months ended March 31, 2015, total revenues for the Company were $17,250,000, up $2,014,000, or 13%, over the same period last year. This is mainly due to higher rental revenues from the Asset Management segment (up $1,353,000) as the Company continues to grow the size of our portfolio and execute on leasing available space. The Company also saw an increase in our Mining Royalties segment as volumes in that business are trending in a positive direction.

Our costs were up $2,155,000 due in part to a $799,000 increase in corporate expenses. The $799,000 increase in corporate expenses in the period was attributable to (i) a $184,000 increase in corporate expense unallocated to discontinued operations included in the Company’s corporate expenses in this period versus the same period last year, (ii) $254,000 in one-time spin-off costs, (iii) a $174,000 increase in director compensation mainly due to the addition of a director to our Board of Directors, (iii) $89,000 in bonus accruals and (iv) $64,000 in higher corporate medical claims. Additionally, our cost of operations are up generally due to (i) increased depreciation expense ($462,000) and (ii) higher property tax expense ($610,000) as a result of adding additional assets to our portfolio, partially off-set by higher tenant reimbursements and an increased tax expense at Anacostia on the Riverfront Phases II-IV and (iii) higher operating expenses ($274,000) due in large part to the exploratory work on the bulkhead at 664E during this period and the environmental remediation expenses on Anacostia on the Riverfront Phase I.

Our interest expense is up $466,000 over the same period last year due to $131,000 expense associated with the early payoff of two mortgages and $424,000 less capitalized interest in this period versus the same period last year partially offset by lower interest costs on our outstanding debt due to lower balances.

Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and in the period we received a net benefit to after tax net income of $613,000 this period versus the same period last year. Despite the $2,014,000 increase in revenues, our consolidated net income for the Company in the first six months of fiscal 2015 was only up $111,000 due to the additional expenses outlined above.

Asset Management Segment Results

Highlights of the first six months of 2015:

  Average annual occupancy year to date is 91.4% versus 89.9% in the same period a year ago which translates to an additional 289,317 square feet occupied this period versus the same period last year, a 9.7% increase.
  Tenant retention rate was 71% relative to square feet eligible for renewal in the period.
  Our portfolio has grown from 3,402,629 to 3,602,159 sf since March 31, 2014 with the additions of 199,530 sf to the segment as a result of the latest build-to-suit at Patriot Business Park and the acquisition of the Kelso buildings.
	Six months ended March 31
(dollars in thousands)	2015	%	2014	%	Change	%

Rental revenue	$11,499	81.6%	$10,146	82.2%	$1,353	13.3%
Revenue-reimbursements	2,588	18.4%	2,194	17.8%	394	18.0%

Total revenue	14,087	100.0%	12,340	100.0%	1,747	14.2%

Depreciation, depletion and amortization	3,562	25.3%	3,151	25.5%	411	13.1%
Operating expenses	2,201	15.7%	2,211	17.9%	(10)	-0.4%
Property taxes	1,452	10.3%	1,064	8.6%	388	36.6%
Management company indirect	299	2.1%	366	3.0%	(67)	-18.3%
Corporate expense	426	3.0%	356	2.9%	70	19.7%

Cost of operations	7,940	56.4%	7,148	57.9%	792	11.1%

Operating profit	$6,147	43.6%	$5,192	42.1%	$955	18.4%

Rental revenues in this segment were up $1,353,000 over the same period last year due mainly to an increase in square feet occupied. Cost of operations were up $792,000 due mainly to adding additional square feet to this segment resulting in higher property taxes and depreciation partially offset by additional tenant reimbursements and higher corporate expenses due to higher bonus accruals. Operating profit was up $955,000 over the same period last year, an 18% increase.

Mining Royalty Land Results

Highlights of the first six months of 2015:

  Royalty and rents revenue were up $187,000 as tons mined increased by 16% over the same period last year.
	Six months ended March 31
(dollars in thousands)	2015	%	2014	%

Royalty and rents	$2,635	98.4%	2,448	98.2%
Revenue-reimbursements	44	1.6%	46	1.8%

Total revenue	2,679	100.0%	2,494	100.0%

Depreciation, depletion and amortization	61	2.3%	56	2.2%
Operating expenses	114	4.3%	121	4.9%
Property taxes	113	4.2%	121	4.9%
Management company indirect	—	0.0%	—	0.0%
Corporate expense	451	16.8%	378	15.1%

Cost of operations	739	27.6%	676	27.1%

Operating profit	$1,940	72.4%	$1,818	72.9%

Royalty and rental revenue in this segment were $2,635,000, up $185,000, a 7.5% increase, due mainly to a 16% increase in tons mined this period versus the same period last year. Operating profit was $1,940,000, up $122,000 over the same period past year. We believe that mining volumes will continue to increase at our locations as construction activity in Florida and Georgia continues to improve following the “great recession”.

Land Development and Construction Segment Results

Highlights of the first six months of 2015:

  Construction commenced on Phase 1 of Riverfront on the Anacostia and completion is slated for the fall of 2016.
  Completed construction of the third build-to-suit building at Patriot Business Park and transferred the asset to our Asset Management segment.
  Filed construction permit drawings for a new warehouse building at both Hollander and Windlass Run business parks.
  Leased a 3.6 acre parcel of land at our Hollander Business Park under a 10 year term ground lease for use as a compressed natural gas filling station.
  Commenced an exploratory program with respect to potential improvements to the bulkhead on the 664E property which will
32

  enhance the use and functionality of the property for its ultimate highest and best use development following termination of the interim lease with Vulcan Materials.
  Recorded a $100,000 expense related to environmental remediation at Riverfront on the Anacostia Phase I.
	Six months ended March 31
(dollars in thousands)	2015	2014	Change

Rental revenue	$248	$245	$3
Revenue-reimbursements	236	157	79

Total revenue	484	402	82

Depreciation, depletion and amortization	138	92	46
Operating expenses	354	63	291
Property taxes	763	534	229
Management company indirect	496	418	78
Corporate expense	251	210	41

Cost of operations	2,002	1,317	685

Operating loss	$(1,518)	$(915)	$(603)

We reported an increase in the operating loss in this segment of $603,000 in the first six months of 2015 versus the same period last year on generally flat revenues. The increased loss is mainly due to (i) expenses associated with the exploratory program on the bulkhead at the 664E property ($142,000), (ii) higher property tax expense as a result of an increase on the assessment at Riverfront on the Anacostia (under appeal) and (iii) $100,000 in expense associated with the environmental cleanup on Phase I of Riverfront on the Anacostia.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2015, we had $11,304,000 borrowed under our $20 million revolver, $2,610,000 outstanding under letters of credit and $6,086,000 available to borrow under the revolver. The Company expects to close on a $20 Million secured revolver with First Tennessee Bank in the third quarter of this fiscal year to provide additional liquidity for growth opportunities. First Tennessee has also committed to provide an additional $20 Million of secured financing to the Company prior to the end of calendar 2015 on a ten year term loan amortizing on a twenty five (25) year basis. We expect to close on this second loan with First Tennessee by the end of calendar year 2015.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six Months Ended March 31,
	2015	2014
Total cash provided by (used for):
Operating activities	$8,271	8,784
Investing activities	(5,399)	(18,926)
Financing activities	(3,194)	10,772
(Decrease) Increase in cash and cash equivalents	$(322)	$630

Operating Activities - Net cash provided by operating activities decreased $513,000 to $8,271,000 for the six months ended March 31, 2015. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment increased $772,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. The current period includes $689,000 more cash used to reduce accounts payable and accrued liabilities, although both periods had substantial uses of cash for this purpose due to the completion of build-to-suit’s in each year and an $845,000 reduction in environmental remediation liability in the current year. The same period last year included $1,161,000 collection of prior year real estate taxes receivable. The current period includes offsetting increases to deferred income taxes and prepayment of current year income taxes.

Investing Activities - For the first six months ended March 31, 2015, cash required by investing activities decreased $13,527,000 to $5,399,000. The prior period discontinued operations cash required was $12,652,000 higher due to an acquisition. Cash required by investing activities for continuing operations decreased $875,000 due to increased construction activity in the prior period offset by the related release of escrow cash.

Financing Activities – For the first six months ended March 31, 2015, cash required by financing activities was $3,194,000 versus cash provided by financing activities of $10,772,000 in the first six months ended March 31, 2014. The prior period discontinued operations cash provided was $13,315,000 higher due to borrowings to fund an acquisition in the prior period compared to debt repayment in the current period. Cash required by financing activities for continuing operations was $651,000 higher in the current period primarily due to debt prepayment.

In January 2015 the Company prepaid the $1,314,000 remaining principal balance on 8.55% and 7.95% mortgages. The prepayment penalty of $116,000 is included in interest expense. The remaining deferred loan costs of $15,000 were also included in interest expense.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of March 31, 2015, there was $11,304,000 outstanding on the revolver and $2,610,000 outstanding under letters of credit and $6,086,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of March 31, 2015, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $67 million combined. The Company was in compliance with all covenants as of March 31, 2015.

Last quarter, the company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. The first facility is a five year, $20,000,000, secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. The second facility is a $20,000,000 ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. We expect to close on the secured revolver in the third quarter of fiscal 2015. We expect to close on the ten year term loan by the end of calendar year 2015. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first six months of fiscal 2015 the Company did not repurchase any shares of stock. As of March 31, 2015, $5,000,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its fiscal 2015 capital expenditures to include approximately $10,498,000 for real estate development, of which $2,429,000 has been expended to date, which will be funded mostly out of cash generation from operations and partly from borrowings under our credit facilities. As of March 31, 2015, there was $11,304,000 outstanding on the revolver and $2,610,000 outstanding under letters of credit and $6,086,000 available for borrowing.

Summary and Outlook. With the successful completion of the Spin-off, we are focused on building shareholder value through our real estate holdings - mainly by growing our portfolio and converting non-income producing assets into income production. While our operating segments are improving, in particular our Asset Management segment, our overall performance was diminished by the costs of the Spin-off, higher corporate overhead expenses, and a higher property tax assessment at Riverfront on the Anacostia.

The Company commenced construction of the first phase of the four phase Anacostia development in October 2014 with lease up scheduled in 2016 and 2017. We expect to close on the sale of Windlass Run Residential Phase II for $11,188,000 million in August 2015. We are actively seeking replacement opportunities for these proceeds with the goal of adding income producing warehouse product to our portfolio. In this quarter we applied for vertical construction permits for a new Class A warehouse to be constructed in each of our Hollander (permit received) and Windlass Run business parks. The timing of commencement of construction on either building is yet to be determined. We continue to look for opportunities to add assets to our Mining Royalty Land segment but locating, buying, and permitting high quality reserves such as ours is becoming increasingly difficult.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Credit Agreement, the applicable margin for borrowings at March 31, 2015 was 1.4%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement exceeds a target level. Based upon our indebtedness at March 31, 2015 of $11,304,000, a 1% increase in interest rate would result in $113,000 of additional interest expense annually.

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

As of March 31, 2015, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	—	$—	—	$3,682,000

February 1
Through
February 28	—	$—	—	$5,000,000

March 1
Through
March 31	—	$—	—	$5,000,000

Total	—	$	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 38.
38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2015              FRP HOLDINGS, INC.

                     Thompson S. Baker II

                     Thompson S. Baker II

                     Chief Executive Officer

                     John D. Milton, Jr.

                     John D. Milton, Jr.

                     Executive Vice President, Treasurer,

                     Secretary and Chief

                     Financial Officer

                     John D. Klopfenstein

                     John D. Klopfenstein

                     Controller and Chief

                     Accounting Officer

FRP HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

EXHIBIT INDEX

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to FRP Holdings, Inc.’s Current Report on Form 8-K filed February 3, 2015).
(3.1)	FRP Holdings, Inc. Amended and Restated Articles of Incorporation
(10.1)	Credit Agreement, dated January 30, 2015, among FRP Holdings, Inc. and Wells Fargo Bank, N.A.
(10.2)	Tax Matters Agreement, dated August 30, 2013, between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to FRP Holdings, Inc.’s Current Report on Form 8-K filed February 3, 2015).
(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to FRP Holdings, Inc.’s Current Report on Form 8-K filed February 3, 2015).
(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to FRP Holdings, Inc.’s Current Report on Form 8-K filed February 3, 2015).
(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, as revised on January 28, 2004, which is available on the Company’s website at www.frpholdings.com.
(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
40