Form 10-Q/A
period 2015-03-31
FRP HOLDINGS, INC.
filed 2015-08-05
CIK 844059

q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 1

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

FORM 10-Q/A

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

Amendment No. 1 Explanatory Note.

FRP Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2015, to restate our previously issued financial statements to correct an error in the classification of corporate overhead expenses for the three and six month periods ending March 31, 2014. Refer to Note 2, Restatement, in the notes to the accompanying consolidated financial statements for additional information about the revision.

As a result of the spin-off of the transportation group on January 31, 2015, the Company has reported the former transportation segment as a discontinued operation without any allocation of corporate overhead. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in corporate expense on the Company’s consolidated income statement.

As originally filed, the Company’s Form 10-Q correctly allocated the corporate overhead expense for the three and six month periods ending March 31, 2015. The financial statements for the three and six month periods ending March 31, 2014, were incorrect, however, in that they did not allocate corporate overhead expense attributable to the transportation group to continuing operations for the full period. Accordingly, income from continuing operations for the three and six month periods of 2014 was overstated by $395,000 and income from discontinued operations was understated by $395,000.

The error was a classification error and had no impact on the consolidated results for the periods presented.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2015, on August 5, 2015, the Audit Committee of the Board of Directors of the Company, after considering the recommendations of management, concluded that the Company’s consolidated financial statements as filed on Form 10-Q for the quarter ending March 31, 2015 should not be relied upon because of the reclassification errors identified therein.

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31	September 30
Assets:	2015	2014
Real estate investments at cost:
Land	$102,339	102,146
Buildings and improvements	174,067	164,317
Projects under construction	1,095	8,971
Total investments in properties	277,501	275,434
Less accumulated depreciation and depletion	71,072	67,998
Net investments in properties	206,429	207,436

Real estate held for investment, at cost	7,306	7,304
Real estate held for sale, at cost	4,698	4,473
Investment in joint ventures	18,665	18,537
Net real estate investments	237,098	237,750

Cash and cash equivalents	691	1,013

Cash held in escrow	26	61
Account receivable	981	1,127
Federal and state income taxes receivable	1,776	-
Assets of discontinued operation	-	61,134
Unrealized rents	4,811	4,780
Deferred costs	6,528	7,027

Other assets	174	179
Total assets	$252,085	313,071

Liabilities:
Secured notes payable, less current portion	$38,135	41,059
Secured notes payable, current portion	4,049	4,534
Line of credit payable	11,304	10,363
Accounts payable and accrued liabilities	2,472	3,948
Environmental remediation liability	926	1,771
Deferred revenue	365	872
Federal and state income taxes payable	-	572
Deferred income taxes	14,658	12,969
Liabilities of discontinued operation	-	28,412
Deferred compensation	1,328	1,247
Deferred lease intangible, net	74	103
Tenant security deposits	887	906
Total liabilities	74,198	106,756

Commitments and contingencies (Note 9)	-	-

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,770,770 and 9,703,270 shares issued and outstanding, respectively	977	970
Capital in excess of par value	49,542	47,892
Retained earnings	127,380	157,413
Accumulated other comprehensive (loss) income, net	(12)	40
Total shareholders’ equity	177,887	206,315
Total liabilities and shareholders’ equity	$252,085	313,071

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2015	2014 (restated)	2015	2014 (restated)
Revenues:
Rental revenue	$5,879	5,291	11,747	10,391
Royalty and rents	1,315	1,203	2,635	2,448
Revenue - reimbursements	1,754	1,513	2,868	2,397
Total Revenues	8,948	8,007	17,250	15,236

Cost of operations:
Depreciation, depletion and amortization	1,878	1,693	3,761	3,299
Operating expenses	1,755	1,487	2,669	2,395
Property taxes	1,234	879	2,329	1,719
Management company indirect	442	403	794	784
Corporate expenses	1,480	1,723	3,193	3,041
Total cost of operations	6,789	6,185	12,746	11,238

Total operating profit	2,159	1,822	4,504	3,998

Interest income	—	—	—	1
Interest expense	(620)	(310)	(1,065)	(599)
Equity in loss of joint ventures	(150)	(31)	(180)	(63)
(Loss) gain on investment land sold	(3)	22	(20)	78

Income from continuing operations before income taxes	1,386	1,503	3,239	3,415
Provision for income taxes	541	586	1,263	1,332
Income from continuing operations	845	917	1,976	2,083

Gain from discontinued transportation operations, net of taxes	516	787	2,179	1,961

Net income	$1,361	1,704	4,155	4,044

Earnings per common share:
Income from continuing operations-
Basic	0.09	0.10	0.20	0.22
Diluted	0.09	0.10	0.20	0.22
Discontinued operations-
Basic	0.05	0.08	0.23	0.20
Diluted	0.05	0.08	0.22	0.20
Net Income-
Basic	0.14	0.18	0.43	0.42
Diluted	0.14	0.18	0.42	0.42

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,749	9,619	9,730	9,593
-diluted earnings per common share	9,818	9,707	9,813	9,690

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands) (Unaudited)

	2015	2014 (restated)
Cash flows from operating activities:
Net income	$4,155	4,044
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from discontinued operations, net	(2,179)	(1,961)
Depreciation, depletion and amortization	3,851	3,384
Deferred income taxes	1,583	372
Equity in loss of joint ventures	180	63
Loss (Gain) on sale of equipment and property	120	(74)
Stock-based compensation	754	960
Net changes in operating assets and liabilities:
Accounts receivable	146	1,516
Deferred costs and other assets	(180)	(102)
Accounts payable and accrued liabilities	(2,828)	(2,139)
Income taxes payable and receivable	(2,348)	(1,379)
Other long-term liabilities	33	50
Net cash provided by operating activities of continuing operations	3,287	4,734
Net cash provided by operating activities of discontinued operations	4,984	4,050
Net cash provided by operating activities	8,271	8,784

Cash flows from investing activities:
Investments in property, plant and equipment	(2,429)	(4,797)
Cash held in escrow	35	1,349
Investment in joint ventures	(311)	(210)
Proceeds from the sale of real estate held for investment, property, plant and equipment	—	78
Net cash used in investing activities of continuing operations	(2,705)	(3,580)
Net cash used in investing activities of discontinued operations	(2,694)	(15,346)
Net cash used in investing activities	(5,399)	(18,926)

Cash flows from financing activities:
Repayment of long-term debt	(3,409)	(2,120)
Proceeds from borrowing on revolving credit facility	15,123	—
Payment on revolving credit facility	(14,182)	—
Excess tax benefits from exercises of stock options	730	539
Exercise of employee stock options	175	669
Net cash used in financing activities of continuing operations	(1,563)	(912)
Net cash (used in) provided by financing activities of discontinued operations	(1,631)	11,684
Net cash (used in) provided by financing activities	(3,194)	10,772

Net (decrease) increase in cash and cash equivalents	(322)	630
Cash and cash equivalents at beginning of period	1,013	502
Cash and cash equivalents at end of the period	$691	1,132

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”) subsequent to the completed spin-off (the “Spin-off”) of our transportation assets into a new, publicly traded entity, Patriot Transportation Holding, Inc. (“Patriot”; stock symbol “PATI”) effective January 30, 2015. As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation that cannot receive any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s consolidated income statements herein. See Note 4 for a breakdown of corporate expenses showing the amounts per the Company’s segments, the unallocated to any segment and the unallocated to discontinued operations. Reclassifications to the appropriate prior period line items and amounts have been made to be comparable to the current presentation. Our investment in the 50% owned Brooksville Joint Venture and in the Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 14). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2014.

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

(2) Restatement. FRP Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Form 10-Q for the quarter ended March 31, 2015 to restate our previously issued financial statements to reflect the classification of corporate overhead expenses in the three and six month periods ending March 31, 2014. The reclassification consisted of additional corporate expenses that should have been reclassified from discontinued operations to continuing operations for the prior year comparative periods. This reclassification was made necessary by the completion of a spin-off during the quarter ending March 31, 2015. The Company’s filings with the SEC prior to the Form 10Q for the quarter ending March 31, 2015 were not affected by this reclassification.

The following table sets forth the effects of the restatement on certain line items in our previously reported financial statements (in thousands except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2014		2014
		(previously		(previously
	(restated)	reported)	(restated)	reported)
Total Revenues	$8,007	8,007	15,236	15,236

Cost of operations:
Depreciation, depletion and	1,693	1,693	3,299	3,299
Amortization
Operating expenses	1,487	1,487	2,395	2,395
Property taxes	879	879	1,719	1,719
Management company indirect	403	403	784	784
Corporate expenses	1,723	1,076	3,041	2,394
Total cost of operations	6,185	5,538	11,238	10,591
9

Total operating profit	1,822	2,469	3,998	4,645

Interest income	—	—	1	1
Interest expense	(310)	(310)	(599)	(599)
Equity in loss of joint ventures	(31)	(31)	(63)	(63)
Gain on investment land sold	22	22	78	78

Income from continuing operations before income taxes	1,503	2,150	3,415	4,062
Provision for income taxes	586	838	1,332	1,584
Income from continuing operations	917	1,312	2,083	2,478

Gain from discontinued transportation operations, net of taxes	787	392	1,961	1,566

Net income	$1,704	1,704	4,044	4,044

Earnings per common share:
Income from continuing operations-
Basic	0.10	0.14	0.22	0.26
Diluted	0.10	0.14	0.22	0.26
Discontinued operations-
Basic	0.08	0.04	0.20	0.16
Diluted	0.08	0.04	0.20	0.16
Net Income-
Basic	0.18	0.18	0.42	0.42
Diluted	0.18	0.18	0.42	0.42

	SIX MONTHS ENDED MARCH 31, 2014
		(previously
	(restated)	reported)
Cash flows from operating activities:
Net income	$4,044	$4,044
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from discontinued operations, net	(1,961)	(1,566)
Depreciation, depletion and amortization	3,384	3,384
Deferred income taxes	372	372
Equity in loss of joint ventures	63	63
Loss (Gain) on sale of equipment and property	(74)	(74)
Stock-based compensation	960	960
Net changes in operating assets and liabilities:
Accounts receivable	1,516	1,516
Deferred costs and other assets	(102)	(102)
Accounts payable and accrued liabilities	(2,139)	(2,139)
Income taxes payable and receivable	(1,379)	(1,379)
Other long-term liabilities	50	50
Net cash provided by operating activities of continuing operations	4,734	5,129
Net cash provided by operating activities of discontinued operations	4,050	3,655
Net cash provided by operating activities	8,784	8,784

(3) Recently Issued Accounting Standards. In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This guidance is effective for annual periods beginning on or after December 15, 2015 and interim periods within those years, with early adoption permitted. Effective first quarter 2015, the Company adopted ASU 2015-01 and will apply the new guidance, as applicable.

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

(4) Business Segments. The Company operates in three reportable business segments (i) Asset Management and (ii) Mining Royalty Land and (iii) Land Development and Construction. The Asset Management segment owns, leases, manages and operates commercial office/warehouse buildings primarily located in the Baltimore/Northern Virginia/Washington, DC area. The Mining Royalty Land segment owns real estate predominately in Florida and Georgia that is leased to mining companies in exchange for royalty or land rental income. The Land Development and Construction segment acquires, owns, entitles, and develops land to be used for income production via (i) construction by the Company of warehouse/office uses for our Asset Management segment, or (ii) other commercial, residential or mixed use projects through joint ventures or sales to third parties.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014 restated	2015	2014 restated
Revenues:
Asset management	$7,330	6,580	14,087	12,340
Mining royalty land	1,335	1,226	2,679	2,494
Land development and construction	283	201	484	402
	$8,948	8,007	17,250	15,236

Operating profit:
Asset management	$3,187	2,840	6,573	5,548
Mining royalty land	1,191	1,068	2,391	2,196
Land development and construction	(739)	(363)	(1,267)	(705)
Corporate expenses:
Allocated to asset management	(236)	(178)	(426)	(356)
Allocated to mining royalty	(250)	(189)	(451)	(378)
Allocated to land development and construction	(140)	(105)	(251)	(210)
Unallocated	(692)	(418)	(984)	(553)
Unallocated to discontinued ops.	(162)	(833)	(1,081)	(1,544)
	(1,480)	(1,723)	(3,193)	(3,041)
	$2,159	1,822	4,504	3,998

Interest expense: Asset management	$620	310	1,065	599
Mining royalty land	-	-	-	-
Land development and construction	-	-	-	-
	$620	310	1,065	599

Depreciation, depletion and Amortization: Asset management	$1,776	1,619	3,562	3,151
Mining royalty land	30	28	61	56
Land development and construction	72	46	138	92
	$1,878	1,693	3,761	3,299

Capital expenditures:
Mining royalty land	—	—	-	-
Land development and construction and Asset Management:
Capitalized interest	248	477	569	993
Internal labor	85	100	184	195
Real estate taxes	39	16	66	40
Other costs	319	436	1,610	3,570
	$691	1,029	2,429	4,798

	March 31,	September 30,
Identifiable net assets	2015	2014
Asset management	$152,222	144,420
Mining royalty land	40,459	39,368
Land development and construction	57,459	67,136
Discontinued operations	-	59,465
Cash items	717	1,074
Unallocated corporate assets	1,228	1,608
	$252,085	313,071

(5) Related Party Agreements with Patriot. In order to affect the Spin-off and govern our relationship with Patriot Transportation Holding, Inc. after the Spin-off, we entered into an Employee Matters Agreement and a Transition Services Agreement. The Employee Matters Agreement generally allocates responsibilities to each company for liabilities relating to each company’s current and former employees and allocated responsibilities under employee benefit plans. The Transition Services Agreement sets forth the terms on which Patriot is providing to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers, for a period of 12 or more months after the Spin-off.

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

(6) Long-Term debt. Long-term debt is summarized as follows (in thousands):

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

(7) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014 restated	2015	2014 restated
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,749	9,619	9,730	9,593

Common shares issuable under
share based payment plans
which are potentially dilutive	69	88	83	97

Common shares used for diluted
earnings per common share	9,818	9,707	9,813	9,690

Income from continuing operations	$845	917	1,976	2,083
Discontinued operations	516	787	2,179	1,961
Net income	$1,361	1,704	4,155	4,044

Basic earnings per common share:

Income from continuing operations	$0.09	0.10	0.20	0.22
Discontinued operations	0.05	0.08	0.23	0.20
Net income	$0.14	0.18	0.43	0.42

Diluted earnings per common share:
Income from continuing operations	$0.09	0.10	0.20	0.22
Discontinued operations	0.05	0.08	0.22	0.20
Net income	$0.14	0.18	0.42	0.42

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

(8) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 419,170 at March 31, 2015.

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

(9) Contingent liabilities. Certain of the Company’s subsidiaries are involved in litigation on matters and are subject to certain claims which arise in the normal course of business. The Company is fully insured and does not retain any self-insurance risk with respect to losses for third party liability and property damage.

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

(10) Concentrations. Our Land Development and Construction and our Asset Management segments operate predominately in the Baltimore/Northern Virginia/Washington DC market area and a significant economic downturn affecting that region could adversely affect our financial results.

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

(11) Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs that are unobservable and significant to the overall fair value measurement.

As of March 31, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all other financial instruments with the exception of mortgage notes (see Note 6) approximates the carrying value due to the short-term nature of such instruments. In addition, we believe the fair value of the amount outstanding pertaining to the revolver approximates the carrying value as the related debt agreement reflects present market terms and contains certain interest rates that reset periodically based on current market indices.

(12) Real Estate Held for Sale. The Company and the buyer recently executed an amendment to extend the closing for the sale of phase two of the Windlass Run residential sale from March 2015 to August 2015 and increased the sales price by $188,000, to $11,188,000, to compensate the Company for the delay. Management believes this closing will occur on or before August 31, 2015. The book value of the property was $4,698,000 as of March 31, 2015 and is classified as real estate held for sale.

(13) Unusual or Infrequent Items Impacting Quarterly Results.

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

(14) Investment in Riverfront and Brooksville Joint Ventures.

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

(15) Discontinued operations.

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

The results of operations associated with discontinued operations for the three month and six month periods ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014 restated	2015	2014 restated
Revenue	$10,083	31,900	41,800	63,491

Cost of operations	9,230	30,575	38,195	60,218
Operating profit	853	1,325	3,605	3,273
Interest expense	(7)	(35)	(33)	(58)
Income before income taxes	846	1,290	3,572	3,215
Provision for income taxes	330	503	1,393	1,254
Income from discontinued operations	$516	787	2,179	1,961

The components of the balance sheet at September 30, 2014 are as follows (in thousands):

Property and equipment, net	$42,174
Accounts receivable, net	7,119
Deferred costs	11,809
Other assets	32
Assets of discontinued operation	$61,134

Line of credit	$7,282
Accounts payable and accrued liabilities	11,489
Deferred compensation	717
Deferred income taxes	8,924
Liabilities of discontinued operation	$28,412
21

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

The Company reported net income from continuing operations of $845,000 or $.09 per share, a decrease of $72,000 or 8%, versus $917,000 or $.10 per diluted share in the second quarter last year.

The Company reported net income from continuing operations of $1,976,000 or $.20 per diluted share in the first six months of fiscal 2015, a decrease of $107,000 or 5%, compared to net income from continuing operations of $2,083,000 or $.22 per diluted share in the same period last year.

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

Comparative Results of Operations for the Three months ended March 31, 2015 and 2014

Consolidated Results

	Three Months ended
	March 31,
	2015	2014 restated	Change	%
Operating profit:
Asset management	$2,951	2,662	289	10.9%
Mining royalty land	941	879	62	7.1%
Land development and construction	(879)	(468)	(411)	(87.8%	)
Unallocated corporate expense	(692)	(418)	(274)	(65.6%	)
Unallocated to discontinued ops.	(162)	(833)	671	80.6%
	$2,159	1,822	337	18.5%

For the second quarter of fiscal 2015, consolidated operating profit was $2,159,000 in the second quarter of fiscal 2015, an increase of $337,000 or 18.5% compared to $1,822,000 in the same quarter last year.

Total revenues for the Company were $8,948,000, up $941,000, or 12%, over the same quarter last year. Our total cost of operations was up this quarter by $604,000.

The increase in cost of operations was due in large part to $428,000 higher corporate expenses (excluding a $671,000 decrease in corporate expense unallocated to discontinued operations included in the Company’s corporate expenses in this period versus the same period last year) as the result of (i) higher accruals for corporate performance bonuses as the likelihood of achieving our corporate bonus targets was much lower in the year ago quarter, (ii) higher director compensation costs as the Company added an additional director to our Board of Directors (iii) higher corporate medical claims costs in the quarter; (b) $355,000 more in property tax expense as a result of adding additional assets to our portfolio and a $98,000 increase in the property taxes at Riverfront on the Anacostia Phases II-IV (under appeal); and (c) higher depreciation and operating expenses as the Company added buildings to our portfolio and incurred expenses in connection with environmental remediation at the Riverfront on the Anacostia Phase I property and exploratory work on the bulkhead at our 664E property located on the Anacostia River in Washington, DC. The 664E property is a 2 acre parcel just downriver from our Riverfront on the Anacostia property and is currently under lease to Vulcan Materials for use as a concrete batch plant.

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
31

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

Comparative Results of Operations for the Six Months ended March 31, 2015 and 2014

Consolidated Results

	Six Months ended
	March 31,
	2015	2014 restated	Change	%
Operating profit:
Asset management	6,147	5,192	955	18.4%
Mining royalty land	1,940	1,818	122	6.7%
Land development and construction	(1,518)	(915)	(603)	(65.9%	)
Unallocated corporate expense	(984)	(553)	(431)	(77.9%	)
Unallocated to discontinued ops.	(1,081)	(1,544)	463	30.0%
	$4,504	3,998	506	12.7%

For the first six months of fiscal 2015, consolidated operating profit was $4,504,000 (negatively impacted by $1,081,000 of corporate expense not allocable to discontinued operations), an increase of $506,000 or 13% compared to $3,998,000 (negatively impacted by $1,544,000 of corporate expense not allocable to discontinued operations) in the same period last year.

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

Our costs were up $1,508,000 due in part to a $615,000 increase in corporate expenses (excluding a $463,000 decrease in corporate expense unallocated to discontinued operations included in the Company’s corporate expenses in this period versus the same period last year). The $615,000 increase was attributable to (i) $254,000 in one-time spin-off costs, (ii) a $174,000 increase in director compensation mainly due to the addition of a director to our Board of Directors, (iii) $89,000 in bonus accruals and (iv) $64,000 in higher corporate medical claims. Additionally, our cost of operations are up generally due to (i) increased depreciation expense ($462,000) and (ii) higher property tax expense ($610,000) as a result of adding additional assets to our portfolio, partially off-set by higher tenant reimbursements and an increased tax expense at Anacostia on the Riverfront Phases II-IV and (iii) higher operating expenses ($274,000) due in large part to the exploratory work on the bulkhead at 664E during this period and the environmental remediation expenses on Anacostia on the Riverfront Phase I.

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
  Commenced an exploratory program with respect to potential improvements to the bulkhead on the 664E property which will enhance the use and functionality of the property for its ultimate highest and best use development following termination of the interim lease with Vulcan Materials.
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

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 1 of this report and the filing of this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, and our CEO and CFO concluded that that the Company's disclosure controls and procedures were not effective at March 31, 2015, because these controls and procedures failed to assure that the reclassification of expenses required due to the spin-off information was properly presented.

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
41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2015              FRP HOLDINGS, INC.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2015

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
43