Form 10-Q
period 2015-06-30
FRP HOLDINGS, INC.
filed 2015-08-06
CIK 844059

q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Stock, $.10 par value	9,779,770 shares
per share

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2015

CONTENTS

Page No.

Preliminary Note Regarding Forward-Looking Statements		3

	Part I. Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets	4
	Consolidated Statements of Income	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	37

Item 4.	Controls and Procedures	37

	Part II. Other Information

Item 1A.	Risk Factors	39

Item 2.	Purchase of Equity Securities by the Issuer	39

Item 6.	Exhibits	41

Signatures		39

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	42

Exhibit 32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	45

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30	September 30
Assets:	2015	2014
Real estate investments at cost:
Land	$102,339	102,146
Buildings and improvements	174,231	164,317
Projects under construction	1,982	8,971
Total investments in properties	278,552	275,434
Less accumulated depreciation and depletion	72,546	67,998
Net investments in properties	206,006	207,436

Real estate held for investment, at cost	7,306	7,304
Real estate held for sale, at cost	4,791	4,473
Investment in joint ventures	18,745	18,537
Net real estate investments	236,848	237,750

Cash and cash equivalents	739	1,013
Cash held in escrow	26	61
Account receivable	674	1,127
Federal and state income taxes receivable	536	-
Assets of discontinued operation	-	61,134
Unrealized rents	4,789	4,780
Deferred costs	5,653	7,027
Other assets	176	179
Total assets	$249,441	313,071

Liabilities:
Secured notes payable, less current portion	$37,082	41,059
Secured notes payable, current portion	4,114	4,534
Line of credit payable	8,679	10,363
Accounts payable and accrued liabilities	2,570	3,948
Environmental remediation liability	542	1,771
Deferred revenue	36	872
Federal and state income taxes payable	-	572
Deferred income taxes	14,056	12,969
Liabilities of discontinued operation	-	28,412
Deferred compensation	1,369	1,247
Deferred lease intangible, net	59	103
Tenant security deposits	890	906
Total liabilities	69,397	106,756

Commitments and contingencies (Note 8)	-	-

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,779,770 and 9,703,270 shares issued and outstanding, respectively	978	970
Capital in excess of par value	49,650	47,892
Retained earnings	129,428	157,413
Accumulated other comprehensive (loss) income, net	(12)	40
Total shareholders’ equity	180,044	206,315
Total liabilities and shareholders’ equity	$249,441	313,071

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Revenues:
Rental revenue	$5,784	5,418	17,531	15,809
Royalty and rents	1,714	1,371	4,349	3,819
Revenue – reimbursements	999	890	3,867	3,287
Total Revenues	8,497	7,679	25,747	22,915

Cost of operations:
Depreciation, depletion and Amortization	1,805	1,694	5,566	4,993
Operating expenses	818	837	3,487	3,232
Property taxes	994	874	3,323	2,593
Management company indirect	434	358	1,228	1,142
Corporate expenses	557	1,053	3,750	4,094
Total cost of operations	4,608	4,816	17,354	16,054

Total operating profit	3,889	2,863	8,393	6,861

Interest income	—	1	—	2
Interest expense	(459)	(410)	(1,524)	(1,009)
Equity in loss of joint ventures	(75)	(29)	(255)	(92)
Gain (Loss) on investment land sold	—	450	(20)	528

Income from continuing operations before income taxes	3,355	2,875	6,594	6,290
Provision for income taxes	1,308	1,121	2,572	2,453
Income from continuing operations	2,047	1,754	4,022	3,837

Gain from discontinued transportation operations, net of taxes	—	1,731	2,179	3,692

Net income	$2,047	3,485	6,201	7,529

Earnings per common share:
Income from continuing operations-
Basic	0.21	0.18	0.41	0.40
Diluted	0.21	0.18	0.41	0.40
Discontinued operations-
Basic	0.00	0.18	0.23	0.38
Diluted	0.00	0.18	0.22	0.38
Net Income-
Basic	0.21	0.36	0.64	0.78
Diluted	0.21	0.36	0.63	0.78

Number of shares (in thousands)
used in computing:
-basic earnings per common share	9,777	9,651	9,745	9,613
-diluted earnings per common share	9,839	9,718	9,822	9,700

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$6,201	7,529
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from discontinued operations, net	(2,179)	(3,692)
Depreciation, depletion and amortization	5,663	5,117
Deferred income taxes	981	835
Equity in loss of joint ventures	255	92
Loss (Gain) on sale of equipment and property	87	(518)
Stock-based compensation	763	1,053
Net changes in operating assets and liabilities:
Accounts receivable	453	1,278
Deferred costs and other assets	458	(265)
Accounts payable and accrued liabilities	(3,443)	(798)
Income taxes payable and receivable	(1,108)	18
Other long-term liabilities	62	202
Net cash provided by operating activities of continuing operations	8,193	10,851
Net cash provided by operating activities of discontinued operations	4,984	8,592
Net cash provided by operating activities	13,177	19,443

Cash flows from investing activities:
Investments in property, plant and equipment	(3,693)	(14,134)
Cash held in escrow	35	1,349
Investment in joint ventures	(469)	(297)
Proceeds from the sale of real estate held for investment, property, plant and equipment	76	1,882
Net cash used in investing activities of continuing operations	(4,051)	(11,200)
Net cash used in investing activities of discontinued operations	(2,694)	(17,555)
Net cash used in investing activities	(6,745)	(28,755)

Cash flows from financing activities:
Repayment of long-term debt	(4,397)	(3,206)
Proceeds from borrowing on revolving credit facility	16,657	735
Payment on revolving credit facility	(18,341)	—
Excess tax benefits from exercises of stock options	175	692
Exercise of employee stock options	831	875
Net cash used in financing activities of continuing operations	(5,075)	(904)
Net cash (used in) provided by financing activities of discontinued operations	(1,631)	10,228
Net cash (used in) provided by financing activities	(6,706)	9,324

Net (decrease) increase in cash and cash equivalents	(274)	12
Cash and cash equivalents at beginning of period	1,013	502
Cash and cash equivalents at end of the period	$739	514

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”) subsequent to the completed spin-off (the “Spin-off”) of our transportation assets into a new, publicly traded entity, Patriot Transportation Holding, Inc. (“Patriot”; stock symbol “PATI”) effective January 30, 2015. As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation that cannot receive any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s consolidated income statements herein. See Note 3 for a breakdown of corporate expenses showing the amounts per the Company’s segments, the unallocated to any segment and the unallocated to discontinued operations. Reclassifications to the appropriate prior period line items and amounts have been made to be comparable to the current presentation. Our investment in the 50% owned Brooksville Joint Venture and in the Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 13). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2014.

Following the completion of the spin-off of the transportation business on January 30, 2015, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, information that the Company’s chief operating decision maker (its chief executive officer) regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2015, the Company is reporting its financial performance based on the three reportable segments described below.  Beginning with the quarter ending March 31, 2015, our financial statements reflected the new reporting structure with prior periods adjusted accordingly.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Asset management	$6,509	6,082	20,596	18,422
Mining royalty land	1,735	1,395	4,414	3,889
Land development and Construction	253	202	737	604
	$8,497	7,679	25,747	22,915

Operating profit:
Asset management	$3,289	2,972	9,862	8,520
Mining royalty land	1,576	1,242	3,967	3,438
Land development and construction	(419)	(298)	(1,686)	(1,003)
Corporate expenses:
Allocated to asset management	(185)	(178)	(611)	(534)
Allocated to mining royalty	(196)	(189)	(647)	(567)
Allocated to land development and construction	(109)	(105)	(360)	(315)
Unallocated	(67)	(53)	(1,051)	(606)
Unallocated to discontinued ops.	—	(528)	(1,081)	(2,072)
	(557)	(1,053)	(3,750)	(4,094)
	$3,889	2,863	8,393	6,861

Interest expense: Asset management	$459	410	1,524	1,009
Mining royalty land	-	-	-	-
Land development and construction	-	-	-	-
	$459	410	1,524	1,009

Depreciation, depletion and Amortization: Asset management	$1,694	1,612	5,256	4,763
Mining royalty land	39	36	100	92
Land development and construction	72	46	210	138
	$1,805	1,694	5,566	4,993

Capital expenditures:
Mining royalty land	—	—	-	-
Land development and construction and Asset Management:
Capitalized interest	258	360	827	1,353
Internal labor	74	146	258	341
Real estate taxes	22	46	88	86
Other costs	910	8,784	2,520	12,354
	$1,264	9,336	3,693	14,134

	June 30,	September 30,
Identifiable net assets	2015	2014
Asset management	$149,864	144,420
Mining royalty land	39,475	39,368
Land development and construction	58,273	67,136
Discontinued operations	-	59,465
Cash items	765	1,074
Unallocated corporate assets	1,064	1,608
	$249,441	313,071

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

The consolidated statements of income reflects charges and/or allocations from Patriot for these services of $924,000 and $525,000 for the three months ended June 30, 2015 and 2014, and $2,361,000 and $2,022,000 for the nine months ended June 30, 2015 and 2014, respectively. Included in the charges above are amounts recognized for stock-based executive compensation expense. These charges are reflected within corporate expenses on the consolidated statements of income.

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

(5) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	June 30,	September 30,
	2015	2014
Revolving credit (uncollateralized)	$8,679	10,363
5.6% to 7.9% mortgage notes
due in installments through 2027	41,196	45,593
	49,875	55,956
Less portion due within one year	4,114	4,534
	$45,761	51,422

On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million and a $10 million sublimit available for standby letters of credit. At September 30, 2014, prior to the Spin-off, the total amount outstanding on the credit facility was $17,645,000 of which the Company was allocated $10,363,000 and Patriot was allocated $7,282,000.  On the day of the spin-off the Company refinanced $10,483,000 into the Company’s new credit facility and Patriot refinanced $5,142,000 into Patriot’s new credit facility. As of June 30, 2015, there was $8,679,000 outstanding on the Company’s new credit facility and $2,610,000 outstanding under letters of credit and $8,711,000 available for borrowing and the Company was in compliance with all its loan covenants.

In January 2015 the Company prepaid the $1,314,000 remaining principal balance on 8.55% and 7.95% mortgages. The prepayment penalty of $116,000 is included in interest expense. The remaining deferred loan costs of $15,000 were also included in interest expense.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2015, the carrying amount and fair value of such long-term debt was $41,196,000 and $44,475,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,777	9,651	9,745	9,613

Common shares issuable under
share based payment plans
which are potentially dilutive	62	67	77	87

Common shares used for diluted
earnings per common share	9,839	9,718	9,822	9,700

Income from continuing operations	$2,047	1,754	4,022	3,837
Discontinued operations	—	1,731	2,179	3,692
Net income	$2,047	3,485	6,201	7,529

Basic earnings per common share:
Income from continuing operations	$0.21	0.18	0.41	0.40
Discontinued operations	0.00	0.18	0.23	0.38
Net income	$0.21	0.36	0.64	0.78

Diluted earnings per common share:
Income from continuing operations	$0.21	0.18	0.41	0.40
Discontinued operations	0.00	0.18	0.22	0.38
Net income	$0.21	0.36	0.63	0.78

For the three and nine months ended June 30, 2015, 62,021 and 76,691 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and nine months ended June 30, 2014, 24,290 and 31,790 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 7 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 419,170 at June 30, 2015.

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

The Company recorded the following stock compensation expense (including unallocated to Patriot in periods prior to the Spin-off) in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock option grants	$9	93	227	355
Annual director stock award	—	—	536	698
	$9	93	763	1,053

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2014	326,830	$25.43	5.0	$3,481
Spin-off adjustment				(865)
Spin-off conversion	17,795	20.63		155
Granted	39,425	$26.97		$432
Forfeited	(6,000)	14.97		$(35)
Exercised	(60,300)	$12.95		$(344)
Outstanding at
June 30, 2015	317,750	$21.64	5.9	$2,824
Exercisable at
June 30, 2015	225,847	$20.57	5.0	$1,837
Vested during
nine months ended
June 30, 2015	37,546			$329

The aggregate intrinsic value of exercisable in-the-money options was $2,679,000 and the aggregate intrinsic value of all outstanding in-the-money options was $3,429,000 based on the market closing price of $32.43 on June 30, 2015 less exercise prices.

The realized tax benefit to the Company or Patriot from options exercised in the nine months ended June 30, 2015 was $491,000. The unrecognized compensation cost of options granted but not yet vested as of June 30, 2015 was $755,000, which is expected to be recognized over a weighted-average period of 3.4 years. Gains of $1,268,000 were realized by option holders during the nine months ended June 30, 2015.

(8) Contingent liabilities. Certain of the Company’s subsidiaries are involved in litigation on matters and are subject to certain claims which arise in the normal course of business. The Company is fully insured and does not retain any self-insurance risk with respect to losses for third party liability and property damage.

Preliminary testing on the site of the Company's four phase master development known as Riverfront on the Anacostia in Washington, D.C. indicated the presence of contaminated soils that will have to be specially handled upon excavation in conjunction with construction of each phase. The Company previously agreed with our joint venture partner to bear the cost of handling the contaminated materials up to a cap of $1.871 million. In connection with that agreement, the Company recorded an expense in the fourth quarter of fiscal 2012 of $1.771 million for this environmental remediation liability. As of June 30, 2015, the total estimated cost of remediation on Phase I reached $2.077 million which is still within the projected budget for these remediation expenses as determined by our development partner. As a result, the Company recorded an additional $100,000 expense in the second quarter of 2015 in the Land Development and Construction segment and incurred a loss of $159,000 in equity in joint ventures as a result of our 77% pro rata share of these additional remediation costs incurred within the joint venture.

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

Likewise, our Mining Royalty Land segment generates the predominance of its revenue from mines in Florida and Georgia and is subject to the effects of economic downturns and construction cycles in these markets. Additionally, this segment has one lessee that accounted for 65.0% of the segment’s revenues and $272,000 of accounts receivable at June 30, 2015. The termination of certain of this lessee’s underlying leases or non-performance under the leases could have a material adverse effect on the segment.

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

As of June 30, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis consist of real estate assets and investments that were subject to impairment charges. There were no assets that met these criteria at June 30, 2015 or September 30, 2014. The fair value of all other financial instruments with the exception of mortgage notes (see Note 5) approximates the carrying value due to the short-term nature of such instruments. In addition, we believe the fair value of the amount outstanding pertaining to the revolver approximates the carrying value as the related debt agreement reflects present market terms and contains certain interest rates that reset periodically based on current market indices.

(11) Real Estate Held for Sale. In fiscal 2015, the Company and a buyer executed an amendment to extend the closing for the sale of phase two of the Windlass Run residential sale from March 2015 to August 2015 and increased the sales price by $188,000, to $11,188,000, to compensate the Company for the delay. Management believes this closing will occur on or before August 31, 2015. The book value of the property was $4,791,000 as of June 30, 2015 and is classified as real estate held for sale.

(12) Unusual or Infrequent Items Impacting Quarterly Results.

Operating profit includes expenses of $17,000 and $324,000 in the third quarter and nine months respectively of fiscal 2015 for non-recurring costs related to the Spin-off.

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

Other income for the first nine months of fiscal 2015 includes a loss of $226,000 representing the Company’s portion of the loss of this joint venture due primarily to expenses incurred in the joint venture with respect to the environmental remediation.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now owned by Vulcan Materials Company) to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2022 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2,380,000. Capital contributions of $2,347,000 have been made by each party as of June 30, 2015. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the first nine months of fiscal 2015 includes a loss of $29,000 representing the Company’s portion of the loss of this joint venture. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project, and zoning for the Project was obtained from Hernando County in August 2012. We will continue to monitor the residential market in Hernando County and pursue opportunities to partner with a master community developer or major homebuilder to commence construction when the market dictates.

Real estate revenues included $237,000 of royalties from the mining activities on this property in the nine months ended June 30, 2015 and $156,000 in nine months ended June 30, 2014. Allocated depletion expense of $6,000 was included in real estate cost of operations for the nine months ended June 30, 2015.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership
			(Unaudited)	(Unaudited)

As of June 30, 2015
Riverfront Holdings I, LLC	76.91%	$ 11,239	$ 35,594	$ (273)	$ (226)
Brooksville Quarry, LLC	50.00%	7,506	14,338	(58)	(29)
Total		$ 18,745	$ 49,932	$ (331)	$ (255)

As of September 30, 2014
Riverfront Holdings I, LLC	76.91%	$ 11,031	$ 33,834	$ (89)	$ (89)
Brooksville Quarry, LLC	50.00%	7,506	14,353	(78)	(39)
Total		$ 18,537	$ 48,187	$ (167)	$ (128)

Summarized Unaudited Financial Information for the Investments in Joint Ventures (in thousands):

	As of
	6/30/2015	9/30/2014

Cash	$56	$208
Cash held in escrow	7,100	18,822
Amortizable Debt Costs	2,069	2,069
Investments in real estate, net.	40,707	27,088
Total Assets	$49,932	$48,187

Other Liabilities	$1,892	$313
Long-term Debt	17,000	17,000
Capital – FRP	18,745	18,537
Capital - Third Parties	12,295	12,337
Total Liabilities and Capital	$49,932	$48,187

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

The results of operations associated with discontinued operations for the three month and nine month periods ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$—	33,569	41,800	97,060

Cost of operations	—	30,702	38,195	90,920
Operating profit	—	2,867	3,605	6,140
Interest expense	—	(28)	(33)	(86)
Income before income taxes	—	2,839	3,572	6,054
Provision for income taxes	—	1,108	1,393	2,362
Income from discontinued operations	$—	1,731	2,179	3,692

The components of the balance sheet at September 30, 2014 are as follows (in thousands):

Property and equipment, net	$42,174
Accounts receivable, net	7,119
Deferred costs	11,809
Other assets	32
Assets of discontinued operation	$61,134

Line of credit	$7,282
Accounts payable and accrued liabilities	11,489
Deferred compensation	717
Deferred income taxes	8,924
Liabilities of discontinued operation	$28,412
18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion also presents net operating income (“NOI”), a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. FRP uses this metric to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this Quarterly Report on Form 10-Q for a more detailed discussion, including a reconciliation of NOI to the most directly comparable GAAP financial measure.

Overview – This section provides management's discussion and analysis of the financial condition and results of operations of FRP Holdings, Inc. for the quarter ended June 30, 2015 as well as the first nine months of fiscal year 2015.

On January 30, 2015, FRP Holdings, Inc. (Nasdaq GM: FRPH) (the “Company”) completed the spin-off of its transportation business into a new, separately traded public company - Patriot Transportation Holding, Inc. (Nasdaq GM: PATI) (“Patriot”) - resulting in FRPH becoming a pure real estate company. As a result, the former transportation segment is reported as a discontinued operation without any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s historical consolidated income statements.

In the third quarter, the Company reported net income from continuing operations of $2,047,000 or $.21 per diluted share, an increase of $293,000 over the same quarter last year.

For the first nine months of this fiscal year, the Company reported net income from continuing operations of $4,022,000 or $.41 per diluted share, an increase of $185,000 from the same period last year.

Following the completion of the spin-off of the transportation business on January 30, 2015, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, information that the Company’s chief operating decision maker (its chief executive officer) regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning with the quarter ending March 31, 2015 (with prior periods adjusted accordingly), the Company reports its financial performance based on the three reportable segments, Asset Management, Mining Royalty Lands and Land Development and Construction, as described below.

Our Mining and Royalties segment remains unaffected, but our Developed Property Rentals segment has been broken down into an Asset Management segment and a Land Development and Construction segment to reflect how management now evaluates the real estate activities previously presented in the Developed Property Rentals segment. The Asset Management segment contains all the developed buildings capable of producing current rental income; the Land Development and Construction segments contains the remaining developable land not yet developed to its eventual highest and best use potential where the Company's focus is to add further entitlements, construct vertical improvements or market the property to third parties all in an effort to bring such property to income producing status or realization of its fair market value through sales or exchange. This Land Development and Construction segment includes land that is generally in a pre-income production state where objectives are long term capital investment for eventual production of long-term rental streams or capital investment to achieve highest potential market value for sale to third parties.

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

Asset Management Segment.

The Asset Management segment owns, leases and manages warehouse/office buildings located predominately in the Baltimore/Northern Virginia/Washington, DC market area.  We focus primarily on owning flexible type facilities that cater to the maximum number of tenant types. As most of our buildings are less than 150,000 square feet, we focus on local and regional vs. national tenants. Hands-on service provided by our in-house construction and property management teams keeps us close to our tenant base. These practices are the cornerstone of our mission to provide the highest quality product and services at competitive rates resulting in tenant satisfaction and ultimately, retention.

These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team. Most of these buildings were constructed by us through our Land Development and Construction segment. Additionally, over the years, we have opportunistically acquired existing operating buildings, typically in connection with a deferred like-kind (Section 1031) exchange opportunity.  Today, this segment consists of just over 3.6 million square feet.

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

Asset Management segment – nine months ended	June 30, 2015	June 30, 2014
Revenues	$20,596,000	$18,422,000
Net Operating Income (Cash Basis)	$15,726,476	$13,754,117
Occupied square feet	3,256,405	3,106,635
Overall occupancy rate	90.4%	89.5%
Average annual occupied sf	3,256,962	3,011,506
Average annual occupancy rate	90.8%	89.8%
Portfolio square feet	3,602,159	3,472,309
Retention Success rate	78%	70%

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns 14 properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these States as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a fixed annual rental amount. We believe strongly in the potential for future growth in construction in Florida and Georgia which would directly benefit our profitability in this segment.

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

Land Development and Construction Segment.

Through our Land Development and Construction segment, we own and are continuously monitoring for their “highest and best use” several parcels of land that are in various stages of development.  Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new warehouse/office buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties.

Revenues in this segment are generated predominately from land sales and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, the personnel costs of our in-house management team and horizontal and vertical construction costs.

Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial/industrial business parks providing 5–15 building pads which we typically convert into warehouse/office buildings. To date, our management team has converted 26 of these pads into developed buildings that we continue to own and manage through the Asset Management segment. Our typical practice has been to transfer these assets to the Asset Management segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also opportunistically sold several of these pad sites over time to third party “users”.

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the

DC/Baltimore/Northern Virginia area, and can support an additional 1.2 million sf. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	20	266,530	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	37	386,626	Horizontal development completed. Permitting submitted for 150,000 sf warehouse/office building with the balance ready for further vertical permitting.
Patriot Business Center, Manassas, VA	23	198,150	Horizontal development completed. Ready for vertical permitting.
Hollander 95 Business Park, MD	33	345,750	Horizontal development completed. Construction in progress on 80,000 sf warehouse/office building with the balance of the land ready for vertical permitting.
Total	113	1,197,056

We completed a third build-to-suit building for the same tenant at our Patriot Business Park and transferred that asset to the Asset Management segment on or about November 2014 when the building was approved for occupancy. We also submitted plans for vertical construction for one warehouse/office building at each of our Hollander and Windlass Run business parks and are now under construction on an 80,000 sf spec building at Hollander Business Park. Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert 3 of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

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

Our strategy when selling parcels outright is to attempt to convert the proceeds into income producing real estate for our Asset Management segment through a Section 1031 tax-deferred exchange. An example of this would be the Windlass Run residential land whereby we sold phase 1 for $8 million and used the proceeds in a Section 1031 exchange to acquire our Transit Business Park in 2013.

An example of property in this segment being developed through joint venture is Phase I of our Riverfront on the Anacostia project which was contributed to a joint venture with MRP in 2014 and is now under construction as a 305 unit apartment building including 18,000 sf of ground floor retail.

As of June 30, 2015, we have one property in this segment (Windlass Run residential phase II) under contract for sale and expect that transaction to close on or before August 31, 2015 for $11,188,000. In second quarter, we entered into a long term ground lease on a 3.6 acre parcel at our Hollander business park for use by the tenant as a compressed natural gas filling station. Rent will commence when all of the entitlements are complete and the facility placed into service, estimated to be during the 4th quarter of fiscal 2015. We will continue to hold this property in this segment as Management believes it is not appropriate to move it to the Asset Management segment with only a ground lease in place as it still has potential for a second life as an improved building post ground lease.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phase I	2.1	Phase I under construction	$11,239,000
Riverfront on the Anacostia Phases II-IV	3.7	Phase II design approval plans to be submitted to Zoning Commission prior to December, 2016.	$10,639,000
Windlass Run residential (Phase 2)	74	Under contract for sale to 3rd party for $11.188M, closing expected August 2015	$4,791,000
Hampstead Trade Center, MD	117	Residential studies ongoing	$7,141,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$4,437,000
Total	199		$38,247,000

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

Comparative Results of Operations for the Three months ended June 30, 2015 and 2014

Consolidated Results

	THREE MONTHS ENDED
	JUNE 30
	2015	2014	Change	%
Revenues:
Rental Revenue	$5,784	$5,418	$366	6.8%
Royalty and Rents	1,714	1,371	343	25.0%
Revenue-Reimbursements	999	890	109	12.2%
Total Revenues	8,497	7,679	818	10.7%

Cost of operations:
Depreciation/Depletion/Amortization	1,805	1,694	111	6.6%
Operating Expenses	818	837	(19)	-2.3%
Property Taxes	994	874	120	13.7%
Mgmt Co Allocation-In	434	358	76	21.2%
Corporate Expense	557	525	32	6.1%
Corp Mgmt fee not alloc. to discontinued operations	—	528	(528)	*
Total cost of operations	4,608	4,816	(208)	-4.3%

Total operating profit	3,889	2,863	1,026	35.8%

Interest Income and other	—	1	(1)	*
Interest Expense	(459)	(410)	(49)	12.0%
Equity in loss of joint ventures	(75)	(29)	(46)	158.6%
Gain on investment land sold	—	450	(450)	*

Income before income taxes	3,355	2,875	480	16.7%
Provision for income taxes	1,308	1,121	187	16.7%
Income from continuing operations	2,047	1,754	293	16.7%

Gain from discontinued operations, net	—	1,731	(1,731)	*

Net income	$2,047	$3,485	$(1,438)	-41.3%

* Not meaningful

Net income from continuing operations was $2,047,000, up 16.7% from the same quarter last year. Total revenues for the Company were $8,497,000, up 11%, over the same quarter last year. Our operating profit improved to $3,889,000, a 36% increase over the same quarter last year.

Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and we currently have no other discontinued operations being reported. In the quarter we received no benefit to after tax net income versus a $1,731,000 benefit in the same quarter last year. GAAP accounting rules do not allow corporate overhead expense to be allocated to a discontinued operation of the Company which resulted in the third quarter of fiscal 2014 including an additional $528,000 of corporate overhead expense to the Company that was associated with the discontinued transportation operations.

The improvement in results is mostly attributable to the addition of the third build-to-suit building at Patriot Business Park and improved volumes at several of our mining locations somewhat offset by increases in (i) depreciation expense due to the addition of the third build-to-suit at Patriot Business Park, (ii) non-reimbursed property taxes (at our Anacostia property), and (iii) higher interest expense as a result of less capitalized interest in this quarter.

The Company’s interest expense increased by $49,000 this quarter due to less debt outstanding and less capitalized interest in this quarter versus the same quarter last year as a result of the completion of construction activities at Patriot Business Park.

Asset Management Segment Results

Highlights of the Third Quarter 2015:

  Revenue up $427,000, or 7%, over the same quarter last year due to the addition of income producing square feet to our portfolio.
  Operating profit was up $310,000, or 11%, over the same quarter last year.

	Three months ended June 30
(dollars in thousands)	2015	%	2014	%	Change	%

Rental revenue	$5,684	87.3%	$5,295	87.1%	$389	7.3%
Revenue-reimbursements	825	12.7%	787	12.9%	38	4.8%

Total revenue	6,509	100.0%	6,082	100.0%	427	7.0%

Depreciation, depletion and amortization	1,694	26.0%	1,612	26.5%	82	5.1%
Operating expenses	730	11.2%	767	12.6%	(37)	-4.8%
Property taxes	551	8.5%	543	9.0%	8	1.5%
Management company indirect	245	3.8%	188	3.1%	57	30.3%
Corporate expense	185	2.8%	178	2.9%	7	3.9%

Cost of operations	3,405	52.3%	3,288	54.1%	117	3.6%

Operating profit	$3,104	47.7%	$2,794	45.9%	$310	11.1%

Total revenues in this segment were $6,509,000, up $427,000 over the same quarter last year, and rental revenues in this segment were $5,684,000, up $389,000 over the same quarter last year, due to an increase in square feet occupied in this segment. Cost of operations increased $117,000 due mainly to depreciation on the newest build-to-suit. Operating profit in this quarter was $3,104,000, up $310,000, versus $2,794,000 in the same quarter last year, an 11% increase. Our occupied square feet increased 149,770 square feet (4.8%) over last year’s 3rd quarter and our occupancy was up to 90.4% on June 30 versus 89.5% last June. Rent growth for leases renewed or replaced during the quarter showed a 5.57% increase.

Mining Royalty Land Results

Highlights of the Third Quarter 2015:

  Royalty and rents revenue were up $343,000, or 25%, as tons mined continued to increase at several of our locations.

	Three months ended June 30
(dollars in thousands)	2015	%	2014	%

Royalty and rents	$1,714	98.8%	1,371	98.3%
Revenue-reimbursements	21	1.2%	24	1.7%

Total revenue	1,735	100.0%	1,395	100.0%

Depreciation, depletion and Amortization	39	2.2%	36	2.6%
Operating expenses	66	3.8%	57	4.1%
Property taxes	54	3.1%	60	4.3%
Corporate expense	196	11.3%	189	13.5%

Cost of operations	355	20.5%	342	24.5%

Operating profit	$1,380	79.5%	$1,053	75.5%

Total revenues in this segment were $1,735,000, up $340,000, due mainly to an increase in tons mined this quarter versus the same quarter last year. Our operating profit was $1,380,000, up $327,000 versus the same quarter last year. We believe that volumes will continue to increase at our locations as construction activity in Florida and Georgia improves and the tenant at our Manassas location shifts 100% of their production to our property for the foreseeable future.

Land Development and Construction Segment Results

Highlights of the Third Quarter 2015:

  Commenced construction of a new 80,000 square foot warehouse Hollander Business Park.
  Property taxes at our Anacostia location increased significantly contributing to a $119,000 increase in property taxes this quarter versus the same quarter last year.

	Three months ended June 30
(dollars in thousands)	2015	2014	Change

Rental revenue	$100	$123	$(23)
Revenue-reimbursements	153	79	74

Total revenue	253	202	51

Depreciation, depletion and Amortization	72	46	26
Operating expenses	22	13	9
Property taxes	390	271	119
Management company indirect	188	170	18
Corporate expense	109	105	4

Cost of operations	781	605	176

Operating loss	$(528)	$(403)	$(125)

Revenues were $253,000 up $51,000 from last year’s third quarter due to higher real estate tax reimbursement from the ground lease at our Square 664E property in D.C. Costs of operating this segment were $781,000 in the quarter which was an increase of $176,000 driven primarily by higher property taxes of $119,000 due to the increase in assessed value of our future Phases 2 thru 4 at our Anacostia property in DC and the higher use of management resources on: (i) the preparation and initiation of construction of a new 80,000 square foot spec building at our Hollander Business Park; (ii) to search for and select an income producing replacement property (Section 1031 exchange) for the upcoming sale of our Windlass Run Residential Phase 2 land; and (iii) the evaluation of a proposed joint venture for the development and construction of a single story office park on the remainder of our undeveloped lands in the Windlass Run Business Park. We spent over $919,000 in this segment on capital improvements in the 3rd quarter primarily on construction of the new spec building at our Hollander Business Park ($650,000) and completion of the entitlements in preparation for the sale of our Windlass Run Residential property ($90,000) expected to close prior to our fiscal year end.

Comparative Results of Operations for the Nine Months ended June 30, 2015 and 2014

Consolidated Results

	NINE MONTHS ENDED
	JUNE 30
	2015	2014	Change	%
Revenues:
Rental Revenue	$17,531	$15,809	$1,722	10.9%
Royalty and Rents	4,349	3,819	530	13.9%
Revenue-Reimbursements	3,867	3,287	580	17.6%
Total Revenues	25,747	22,915	2,832	12.4%

Cost of operations:
Depreciation/Depletion/Amortization	5,566	4,993	573	11.5%
Operating Expenses	3,487	3,232	255	7.9%
Property Taxes	3,323	2,593	730	28.2%
Mgmt Co Allocation-In	1,228	1,142	86	7.5%
Corporate Expense	2,669	2,022	647	32.0%
Corp Mgmt fee not alloc. to discontinued operations	1,081	2,072	(991)	-47.8%
Total cost of operations	17,354	16,054	1,300	8.1%

Total operating profit	8,393	6,861	1,532	22.3%

Interest Income and other	—	2	(2)	*
Interest Expense	(1,524)	(1,009)	(515)	51.0%
Equity in loss of joint ventures	(255)	(92)	(163)	177.2%
Gain (loss) on investment land sold	(20)	528	(548)	-103.8%

Income before income taxes	6,594	6,290	304	4.8%
Provision for income taxes	2,572	2,453	119	4.9%
Income from continuing operations	4,022	3,837	185	4.8%

Gain from discontinued operations, net	2,179	3,692	(1,513)	-41.0%

Net income	$6,201	$7,529	$(1,328)	-17.6%

* Not meaningful

Income from continuing operations was $4,022,000, up 4.8% from the same period last year. Total revenues for the Company were $25,747,000, up 12.4% over the same period last year. Operating profit improved to $8,393,000, a 22% increase over the same period last year.

Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and we currently have no other discontinued operations being reported. In this period we received a $2,179,000 benefit to after tax net income versus a $3,692,000 benefit in the same period last year. GAAP Accounting rules do not allow corporate overhead expense to be allocated to a discontinued operation of the Company. This resulted in the first nine month period of fiscal 2014 including an additional $991,000 of corporate overhead expense to the Company that was associated with the discontinued transportation operations.

The increase in revenues is mostly attributable to the addition of occupied square footage in our Asset Management segment and improved volumes at several of our mining locations offset by increases in (i) depreciation expense and operating expenses due to the addition of assets to the portfolio, (ii) non-reimbursed property taxes (at our Anacostia property), (iii) higher interest expense ($515,000) as a result of less capitalized interest in this period due mostly to the completion of construction activities at Patriot Business Park, and (iv) management and corporate expense. Corporate expense increased due to (i) an increase in one-time spin-off costs, (ii) an increase in director compensation mainly due to the addition of a director to our Board of Directors, (iii) higher corporate medical claims.

Asset Management Segment Results

Highlights of the first nine months of 2015:

  Rental Revenues grew $1,742,000 over the same period last
30

  year, an 11% increase.
  Operating profit grew $1,265,000 over the same period last year, a 16% increase.

	Nine months ended June 30
(dollars in thousands)	2015	%	2014	%	Change	%

Rental revenue	$17,183	83.4%	$15,441	83.8%	$1,742	11.3%
Revenue-reimbursements	3,413	16.6%	2,981	16.2%	432	14.5%

Total revenue	20,596	100.0%	18,422	100.0%	2,174	11.8%

Depreciation, depletion and amortization	5,256	25.5%	4,763	25.8%	493	10.4%
Operating expenses	2,931	14.2%	2,978	16.2%	(47)	-1.6%
Property taxes	2,003	9.7%	1,607	8.7%	396	24.7%
Management company indirect	544	2.7%	554	3.0%	(10)	-1.8%
Corporate expense	611	3.0%	534	2.9%	77	14.4%

Cost of operations	11,345	55.1%	10,436	56.6%	909	8.7%

Operating profit	$9,251	44.9%	$7,986	43.4%	$1,265	15.8%

Rental revenues in this segment were $17,183,000 versus $15,441,000 in the same period last year due mainly to an increase in square feet occupied. Cost of operations was up $909,000 due mainly to adding additional square feet to this segment resulting in higher depreciation. Operating profit was $9,251,000 versus $7,986,000 in the same period last year, a 16% increase.

Mining Royalty Land Results

Highlights of the first nine months of 2015:

  Royalty and rents revenue was up $530,000, an increase of 13.9% as volumes mined continue to rise at our locations.

	Nine months ended June 30
(dollars in thousands)	2015	%	2014	%

Royalty and rents	$4,349	98.5%	3,819	98.2%
Revenue-reimbursements	65	1.5%	70	1.8%

Total revenue	4,414	100.0%	3,889	100.0%

Depreciation, depletion and amortization	100	2.3%	92	2.3%
Operating expenses	180	4.1%	178	4.6%
Property taxes	167	3.8%	181	4.7%
Corporate expense	647	14.6%	567	14.6%

Cost of operations	1,094	24.8%	1,018	26.2%

Operating profit	$3,320	75.2%	$2,871	73.8%

Total revenues in this segment were $4,414,000 versus $3,889,000 in the same period last year due mainly to increased volume production at most of our locations. Operating profit was $3,320,000, up 16% over the same period last year. We believe that mining volumes will continue to increase at our locations as construction activity in Florida and Georgia continues to improve, our Ft. Myer’s location transitions into active mining production and the tenant’s mining operations at our Manassas location shifts 100% onto Company owned lands.

Land Development and Construction Segment Results

Highlights of the first nine months of 2015:

  Construction commenced on Phase 1 of Riverfront on the Anacostia and completion is slated for the fall of 2016.
  Completed construction of the third build-to-suit building at Patriot Business Park and transferred the asset to our Asset Management segment.
  Commenced construction on an 80,000 sf spec warehouse at our Hollander Business Park.
  Commenced an exploratory program with respect to potential improvements to the bulkhead on the 664E property which will enhance the use and functionality of the property for its ultimate highest and best use development following termination of the interim lease with Vulcan Materials.

	Nine months ended June 30
(dollars in thousands)	2015	2014	Change

Rental revenue	$348	$368	$(20)
Revenue-reimbursements	389	236	153

Total revenue	737	604	133

Depreciation, depletion and amortization	210	138	72
Operating expenses	376	76	300
Property taxes	1,153	805	348
Management company indirect	684	588	96
Corporate expense	360	315	45

Cost of operations	2,783	1,922	861

Operating loss	$(2,046)	$(1,318)	$(728)

Revenues were $737,000, up $133,000, from the same period last year due to higher real estate tax reimbursement from the ground lease at our Square 664E property in D.C. Costs of operating this segment were $2,783,000 in the period which was an increase of $861,000 driven primarily by higher property taxes of $348,000 due to the increase in assessed values of our 664E property and our future Phases 2 thru 4 land at our Anacostia property, both located in DC; higher operating expenses as we undertook work to shore up the bulkhead on the Anacostia river at our 664E property located adjacent to the recently announced site of the future DC United soccer stadium and the higher use of management resources on: (i) completion of the third build to suit at Patriot Business Park and all the horizontal improvements at Hollander Business Park and (ii) the items previously listed in the third quarter results for the segment. In this period we have spent over $2,000,000 capital with respect to the projects referenced above.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2015, we had $8,679,000 borrowed under our $20 million revolver, $2,610,000 outstanding under letters of credit and $8,711,000 available to borrow under the revolver. The Company expects to close on a $20 Million secured revolver with First Tennessee Bank in the fourth quarter of this fiscal year to provide additional liquidity for growth opportunities. First Tennessee has also committed to provide an additional $20 Million of secured financing to the Company prior to the end of calendar 2015 on a ten year term loan amortizing on a twenty five (25) year basis. We expect to close on this second loan with First Tennessee by the end of calendar year 2015.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine Months Ended June 30,
	2015	2014
Total cash provided by (used for):
Operating activities	$13,177	19,443
Investing activities	(6,745)	(28,755)
Financing activities	(6,706)	9,324
(Decrease) Increase in cash and cash equivalents	$(274)	$12

Operating Activities - Net cash provided by operating activities decreased $6,266,000 to $13,177,000 for the nine months ended June 30, 2015. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment decreased $177,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. The current period includes $2,645,000 more cash used to reduce accounts payable and accrued liabilities, although both periods had substantial uses of cash for this purpose due to the completion of build-to-suit’s in each year and a $1,229,000 reduction in environmental remediation liability in the current year. The same period last year included $1,160,000 collection of prior year real estate taxes receivable. The current period includes offsetting increases to deferred income taxes and prepayment of current year income taxes.

Investing Activities - For the first nine months ended June 30, 2015, cash required by investing activities decreased $22,010,000 to $6,745,000. The prior period discontinued operations cash required was $14,861,000 higher due to an acquisition. Cash required by investing activities for continuing operations decreased $7,149,000 due to increased construction activity in the prior period offset by the related release of escrow cash.

Financing Activities – For the first nine months ended June 30, 2015, cash required by financing activities was $6,706,000 versus cash provided by financing activities of $9,324,000 in the first nine months ended June 30, 2014. The prior period discontinued operations cash provided was $11,859,000 higher due to borrowings to fund an acquisition in the prior period compared to debt repayment in the current period. Cash required by financing activities for continuing operations was $4,171,000 higher in the current period primarily due to debt prepayment and payments on the revolver.

In January 2015 the Company prepaid the $1,314,000 remaining principal balance on 8.55% and 7.95% mortgages. The prepayment penalty of $116,000 is included in interest expense. The remaining deferred loan costs of $15,000 were also included in interest expense.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of June 30, 2015, there was $8,679,000 outstanding on the revolver and $2,610,000 outstanding under letters of credit and $8,711,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of June 30, 2015, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $69 million combined. The Company was in compliance with all covenants as of June 30, 2015.

During the first quarter, the company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. The first facility is a five year, $20,000,000, secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. The second facility is a $20,000,000 ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. We expect to close on the secured revolver in the fourth quarter of fiscal 2015. We expect to close on the ten year term loan by the end of calendar year 2015. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first nine months of fiscal 2015 the Company did not repurchase any shares of stock. As of June 30, 2015, $5,000,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its fiscal 2015 capital expenditures to include approximately $7,275,000 for real estate development, of which $3,693,000 has been expended to date, which will be funded mostly out of cash generation from operations and partly from borrowings under our credit facilities. As of June 30, 2015, there was $8,679,000 outstanding on the revolver and $2,610,000 outstanding under letters of credit and $8,711,000 available for borrowing.

Summary and Outlook. With the successful completion of the Spin-off and it’s one time costs this year of $324,000 behind us, we are focused on building shareholder value through our real estate holdings - mainly by growing our portfolio and converting non-income producing assets into income production. Our revenues year to date were up a solid 12.4% over the same period in fiscal year 2014. We envision continuing that growth in the near term through (i) the addition of an 80,000 sf warehouse building currently under construction at Hollander Business Park, (ii) the acquisition of an income producing property in a tax deferred Section 1031 exchange using the proceeds from the $11.2M sale of our Windlass Run Phase II residential land, and (iii) increased volumes at most of our mining locations, including the shift to a 100% production on our lands at our Manassas location and the transition into active mining production at our Ft. Myers location. We remain optimistic that the acquisition and operation of the Newberry cement plant by Argos USA, and the continued improvement in the Florida residential construction market, will result in higher volumes at that location in the foreseeable future.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measure included in this Quarterly Report on Form 10-Q is net operating income (NOI). FRP uses this metric to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures.

Net Operating Income Reconciliation
Nine months ending 6/30/15 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	4,795	(1,398)	1,976	(1,351)	4,022
Income Tax Allocation	3,065	(893)	1,263	(863)	2,572
Inc. from continuing operations before income taxes	7,860	(2,291)	3,239	(2,214)	6,594

Less:
Gains on investment land sold	—	20
Other income	—	—
Lease intangible rents	39	—
Plus:
Unrealized rents	103	—
Equity in loss of Joint Venture	—	226
Interest Expense	1,390	—
Depreciation/Amortization	5,257	210
Management Co. Indirect	544	684
Allocated Corporate Expenses	611	970

Net Operating Income (loss)	15,726	(221)

Net Operating Income Reconciliation
Nine months ending 6/30/14 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	4,270	(523)	1,677	(1,587)	3,837
Income Tax Allocation	2,730	(334)	1,072	(1,015)	2,453
Inc. from continuing operations before income taxes	7,000	(857)	2,749	(2,602)	6,290

Less:
Gains on investment land sold	—	(528)
Other income	—	—
Lease intangible rents	69	—
Plus:
Unrealized rents	(14)	—
Equity in loss of Joint Venture	—	67
Interest Expense	986	—
Depreciation/Amortization	4,763	138
Management Co. Indirect	554	588
Allocated Corporate Expenses	534	315

Net Operating Income	13,754	779

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Credit Agreement, the applicable margin for borrowings at June 30, 2015 was 1.6%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement exceeds a target level. Based upon our indebtedness at June 30, 2015 of $8,679,000, a 1% increase in interest rate would result in $87,000 of additional interest expense annually.

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

As reported in our Form 10-Q/A for the quarter ending March 31, 2015 we restated our previously issued financial statements to correct an error in the classification of corporate overhead expenses for the three and six month periods ending March 31, 2014. As a result of the spin-off of the transportation group on January 31, 2015, the Company has reported the former transportation segment as a discontinued operation without any allocation of corporate overhead. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in corporate expense on the Company’s consolidated income statement. As originally filed, the Company’s Form 10-Q correctly allocated the corporate overhead expense for the three and six month periods ending March 31, 2015. The financial statements for the three and six month periods ending March 31, 2014, were incorrect, however, in that they did not allocate corporate overhead expense attributable to the transportation group to continuing operations for the full period. Accordingly, income from continuing operations for the three and six month periods of 2014 was overstated by $395,000 and income from discontinued operations was understated by $395,000. The error was a classification error and had no impact on the consolidated results for the periods presented.

Management performed an extensive review of this classification error in an effort to ensure that the Form 10-Q/A for the quarter ending March 31, 2015 reflected all necessary adjustments. We believe that this review, the Company’s adoption of a new control regarding allocation of corporate overhead in connection with spin-off transactions, and increased scrutiny concerning any reclassifications related to the spin-off and the Company's continuing efforts to evaluate and enhance disclosure controls will provide reasonable assurance that any similar transactions will be accounted for in accordance with generally accepted accounting principles in our subsequent filings.

As of June 30, 2015, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter other than those discussed above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
Through
April 30	—	$—	—	$5,000,000

May 1
Through
May 31	—	$—	—	$5,000,000

June 1
Through
June 30	—	$—	—	$5,000,000

Total	—	$	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 41.
39

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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
41