Form 10-K
period 2015-09-30
FRP HOLDINGS, INC.
filed 2015-12-11
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2015.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s stock outstanding as of December 07, 2015 was 9,796,990. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2015, the last day of business of our most recently completed second fiscal quarter, was $224,249,452. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2015 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2015 are incorporated by reference in Part III.

Explanatory Note

As previously announced in a Form 8-K filed on February 3, 2015, FRP Holdings, Inc. (“FRP” or the “Company”) completed a spin-off (“Spin-off”) of its transportation business on January 30, 2015. The Spin-off was effected through a corporate reorganization and subsequent distribution by the Company of all of the common stock of Patriot Transportation Holding, Inc. (“Patriot”), a subsidiary of the Company formed for the purpose of becoming the new parent company to the transportation business, to the shareholders of FRP. Patriot is now an independent publicly-traded company, and FRP is the successor issuer to the company formerly known as Patriot Transportation Holding, Inc. (NASDAQ: PATR).

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements, including without limitation relating to the Company's plans, strategies, objectives, expectations, intentions, capital expenditures, future liquidity, plans and timetables for completion of pending development projects and the timetable for the completion of the proposed spin-off of the transportation group. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: uncertainties as to whether the Company can complete, and the timetable for completion of pending or proposed development projects; levels of construction activity in the markets served by our mining properties; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I

Item 1. BUSINESS.

On January 30, 2015, FRP Holdings, Inc. (“FRP” or the “Company”) completed the tax-free Spin-off (“Spin-off”) of its transportation business into a new, separately traded public company, Patriot Transportation Holding, Inc. (Nasdaq GM: PATI) (“Patriot”). In the Spin-off, FRP distributed all of the outstanding stock of Patriot to FRP's shareholders as of the record date of January 9, 2015. FRP’s shareholders received one share of Patriot for every three shares of FRP owned on the record date. Patriot now is an independent, publicly traded company, and FRP retains no ownership in Patriot. The Company retained the real estate business, which is now the sole business of the Company.

FRP Holdings, Inc. was incorporated on April 22, 2014 in connection with a corporate reorganization that preceded the Spin-off. The Company’s successor issuer was formed on July 20, 1998. The business of the Company is conducted through our wholly-owned subsidiaries FRP Maryland, Inc., a Maryland corporation, FRP Development Corp., a Maryland corporation and Florida Rock Properties, Inc., a Florida corporation, and the various subsidiaries of each.

Our Business. FRP Holdings, Inc. (the “Company”) is a holding company engaged in various real estate businesses. The segments of the Company include: (i) leasing and management of warehouse and office building owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”) and (iii) real property acquisition, entitlement, development and construction primarily for warehouse and office buildings (the “Land Development and Construction Segment”).

The Asset Management Segment owns, leases and manages warehouse and office buildings located predominately in the Baltimore, northern Virginia, Washington, DC market areas. Price, location, rental space availability, flexibility of design and property management services are the major factors that affect competition in the flexible warehouse and office rental market. The Company experiences considerable competition in all of its markets. Tenants of our flexible warehouse/office properties are not concentrated in any one particular industry.

Our Mining Royalty Lands Segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (not including the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.

Our Land Development and Construction Segment owns and continuously monitors the “highest and best use” of parcels of land that are in various stages of development. The overall strategy for this segment is to convert all of our non-income producing property into income-producing property through (i) an orderly process of constructing new warehouse and office buildings to be operated by the Company or (ii) a sale to, or joint venture with, third parties.

Competition. The Asset Management Segment owns, leases and manages warehouse and office buildings located predominately in the Baltimore, northern Virginia, Washington, DC market areas. As a developer of flexible warehouse and office space, we compete with numerous developers, owners and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. Price, location, rental space availability, flexibility of design and property management services are the major factors that affect competition in the flexible warehouse and office rental market.

Customers. Primarily due to our preferred mid-sized (75,000-150,000 square feet) warehouse buildings, the Asset Management Segment mainly caters to local and regional tenants (versus larger national tenants). We do not have any material dependence on a particular industry for our tenants in this segment. With the completion and occupancy of the 3rd build to suit for VADATA at Patriot Business Park in the first quarter of fiscal 2015 this particular tenant accounted for 12.2% of the Company’s consolidated revenues during fiscal 2015. In the Mining Royalty Lands segment, we have a total of four tenants currently leasing our mining locations and one particular tenant (Vulcan Materials Company) accounted for 12.6% of the Company’s consolidated revenues in fiscal 2015. An event affecting either VADATA’s or Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant warehouse rental properties. Our hands on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 11 to the consolidated financial statements included in the accompanying 2015 Annual Report to Shareholders, which is incorporated herein by reference.

Environmental Matters. The Company incurs costs from time to time to investigate and remediate environmental contamination on its real estate. The Company's mining leases contain provisions under which the lessee is responsible for environmental liabilities and reclamation of mining sites at least to the extent required by law.

Seasonality. The Company’s business is subject to limited seasonality factors due to the cyclical nature of our mining customers’ businesses. Revenues generally decline slightly during winter months.

Employees. The Company employed 18 people in its real estate group at September 30, 2015.

Company Website. The Company’s website may be accessed at www.frpholdings.com. All of our filings with the Securities and Exchange Commission are accessible through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

Risks Relating to the Spin-off

Since the Spin-off of Patriot , FRP has shared three executives with Patriot so those executives will not devote their full time and attention to the Company.

Under the terms of the Transition Services Agreement between FRP and Patriot, Patriot provides the services of three of its executive officers to FRP. Thompson S. Baker II, Chief Executive Officer, John D. Milton, Jr., Chief Financial Officer and John D. Klopfenstein, Controller and Chief Accounting Officer, serve in the same capacities with FRP under the Transition Services Agreement. These executives spend approximately 50% of their time working for FRP pursuant to the terms of the Transition Services Agreement and both companies share in 50% of the costs (including overhead). FRP could be adversely impacted by lack of the full-time focus of these executives during the term of the Transition Services Agreement. In addition, these executives may face conflicts of interest, or the appearance thereof, if there is a dispute under the agreements between Patriot and FRP or a future business transaction.

There may be potential conflicts of interest between FRP and Patriot due to the Spin-off.

FRP has common management with Patriot, which could cause a conflict of interest for the shared executives or the Company. Currently, three of our executive officers serve as executive officers of both FRP and Patriot. FRP’s Chief Executive Officer, Thompson S. Baker II, also serves as a director and the Chief Executive Officer and President of Patriot. FRP's executive officers and board members will have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at Patriot will have fiduciary duties to Patriot’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting both companies. For example, there will be a potential conflict of interest if FRP and Patriot consider acquisitions or other business opportunities that may be suitable for both companies. Moreover, most of Patriot's directors and officers will continue to own FRP common stock and options to purchase FRP common stock, which they acquired prior to the Spin-off or will acquire in the future in connection with their employment with FRP. These ownership interests could create, or appear to create, conflicts of interest when these individuals are faced with decisions that could have different implications for FRP and Patriot. From time to time, FRP may enter into transactions with Patriot or its subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as would be the case where the parties are completely at arm’s length.

We may not achieve some or all of the expected benefits of the Spin-off.

We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-off, or such benefits may be delayed or not occur at all. The Spin-off is expected to provide the following benefits to the Company: (i) allow FRP to focus on its own strategic objectives and opportunities, (ii)  enable FRP to allocate resources and deploy capital in a manner consistent with its own priorities, (iii) allow FRP to use its separate publicly traded stock as acquisition currency, (iv) allow FRP to more effectively utilize equity compensation awards by directly tying the value of equity compensation awards to the performance of the real estate business, and (v) allow investors, both current and prospective, to value FRP based on its financial characteristics and make investment decisions based on those characteristics. If we fail to achieve some or all of the benefits expected to result from the Spin-off, or if such benefits are delayed, the business, financial condition and results of our operations could be adversely affected and the value of our stock could be impacted.

FRP is subject to restrictions under a Tax Matters Agreement with Patriot, and a violation of the tax sharing agreement may result in tax liability to FRP and its shareholders.

In connection with the Spin-off, we entered into a Tax Matters Agreement with Patriot to preserve the tax-free treatment of the separation and distribution of Patriot. Under the Tax Matters Agreement, both companies are restricted from taking any action that prevents the Spin-off and related transactions from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for the two-year period following the Spin-off, FRP will be prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of 50% or more of its stock or substantially all of its assets, whether by merger or otherwise;

•	merging, consolidating, or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing its capital stock; and

•	ceasing to actively conduct its business.

These restrictions may limit FRP’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its shareholders or that might increase the value of its business. In addition, under the Tax Matters Agreement, FRP is required to indemnify Patriot against any such tax liabilities as a result of the acquisition of FRP’s stock or assets, even if it did not participate in or otherwise facilitate the acquisition. This may result in missed opportunities or the pursuit of business strategies that may not be as beneficial for us and which may negatively affect our anticipated profitability. If Patriot fails to comply with the restrictions in the Tax Matters Agreement and as a result the Spin-off was determined to be taxable for U.S. federal income tax purposes, FRP and its shareholders at the time of the Spin-off that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Although the tax sharing agreement provides that Patriot is required to indemnify us for taxes incurred that may arise were Patriot to fail to comply with its obligations under the Tax Matters Agreement, there is no assurance that Patriot will have the funds to satisfy that liability.

The business of the Company is less diversified.

Our operational and financial profile has changed as a result of the Spin-off of the transportation business. As a result, our diversification of revenue sources has diminished without the revenue previously generated by the transportation business, and our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility related to the real estate business. If we are unable to manage that volatility, our business, financial condition and results of operations could be materially and adversely affected.

Risks Relating to Our Business

Our business may be adversely affected by seasonal factors and harsh weather conditions.

The Mining Royalty Lands Segment and the Land Development and Construction Segment could be adversely affected by reduced construction and mining activity during periods of inclement weather. These factors could cause our operating results to fluctuate from quarter to quarter. An occurrence of unusually harsh or long-lasting inclement weather such as hurricanes, tornadoes and heavy snowfalls could have an adverse effect on our operations and profitability.

Our revenues depend in part on construction sector activity, which tends to be cyclical.

Our Mining Royalty Lands Segment revenues are derived from royalties on construction aggregates mined on our properties. Thus, our results depend in part on residential, commercial and infrastructure construction activity and spending levels. The construction industry in our markets tends to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

Liability for environmental contamination on real property owned by the Company may include the following costs, without limitation: investigation and feasibility study costs, remediation costs, litigation costs, oversight costs, monitoring costs, institutional control costs, penalties from state and federal agencies and third-party claims. These costs could be substantial and in extreme cases could exceed the value of the contaminated property. Moreover, on-site operations may be suspended until certain environmental contamination is remediated and/or permits are received, and governmental agencies can impose permanent restrictions on the manner in which a property may be used depending on the extent and nature of the contamination. This may result in a breach of the terms of the lease entered into with our tenants. Governmental agencies also may create liens on contaminated sites for damages it incurred to address such contamination. In addition, the presence of hazardous substances at, on, under or from a property may adversely affect our ability to sell the property or borrow funds using the property as collateral, thus harming our financial condition.

The presence of contaminated material at our RiverFront on the Anacostia development site will subject us to substantial environmental liability and costs as construction proceeds.

With respect to our RiverFront on the Anacostia site in Washington, D.C., preliminary environmental testing has indicated the presence of contaminated material that will have to be specially handled in excavation in conjunction with construction. While we may recover partial reimbursement for these costs from our prior tenant and/or neighboring property owners, we still expect to incur significant environmental costs in connection with construction.

With respect to Phase I of the development, we recorded an expense in the fourth quarter of fiscal 2012 of $1,771,000 for this environmental remediation liability which is the lower end of the range of estimates. As of September 30, 2015 the excavation and foundation work for Phase I were substantially complete; thus, the bulk of the remediation expenses have been incurred. Management believes the total cost for remediation of Phase 1 will end up at approximately $1.9 million.

The Company has no obligation to remediate this contamination on Phases II, III and IV until such time as it commences construction there.

Uninsured losses could significantly reduce our earnings.

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability and employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Additionally, there are certain losses, such as losses from hurricanes, terrorism, wars or earthquakes, where insurance is limited or not economically justifiable. If the Company experiences an uninsured loss of real property, we could lose both the invested capital and anticipated revenues associated with such property. We accrue currently for estimated incurred losses and expenses and periodically evaluate and adjust our claims accrued liability to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses greater than accrued amounts.

We may be unable to renew leases or re-lease properties as leases expire.

When a lease expires, a tenant may elect not to renew it. If that occurs, we may not be able to lease the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and concessions to tenants) may be less favorable than the prior lease. If we are unable to lease all or substantially all of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2015, leases of our properties representing approximately 3.6%, 18.0%, and 24.7% of the total square footage of buildings completed prior to September 30, 2015 are scheduled to expire in fiscal years 2016, 2017 and 2018, respectively.

We may be unable to lease currently vacant properties.

As of September 30, 2015, 9.4% of our properties are vacant. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.

We have 17 buildings in our portfolio that are single-tenant occupied, representing 49% of developed property rentals under long-term leases. We have 11 other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or may have to make expenditures to retrofit or divide the space. Additionally, we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants become a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with the Company. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that may be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rent payments could adversely affect our cash flow.

A decline in the economic conditions in Baltimore, Washington, D.C. and Northern Virginia markets could adversely affect our business.

Nearly all of our office and warehouse properties are located in the Baltimore, Washington, D.C. and Northern Virginia areas. As a result of our geographic concentration, we depend upon the local conditions in these markets, including local real estate conditions. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets could adversely affect our operation. We cannot be sure that these markets will continue to grow or will continue to provide favorable demand for our office and warehouse spaces.

Our inability to obtain necessary approvals for property development could adversely affect our profitability.

We may be unable to obtain, or incur delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or abandonment of certain projects. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Legislation could impose moratoriums on new real estate development or land-use conversions from mining to development. These factors may reduce our profit or growth and may limit the value of these properties.

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

Our debt service obligations may have adverse consequences on our business operations.

We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

•	Our cash flows from operations may not be sufficient to meet required payments of principal and interest.
•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt.
•	We may default on our debt obligations, and the lenders may foreclose on our properties that collateralize those loans.
•	A foreclosure on one of our properties could create taxable income without any accompanying cash proceeds to pay the tax.
•	A default under a mortgage loan that has cross default provisions may cause us to automatically default on another loan.
8

•	We may not be able to refinance or extend our existing debt.
•	The terms of any refinancing or extension may not be as favorable as the terms of our existing debt.
•	We may not be able to issue debt on unencumbered properties under reasonable terms to finance growth of our portfolio of properties.
•	We may be subject to a significant increase in the variable interest rates on our unsecured and secured lines of credit, which could adversely impact our operations.
•	Our debt agreements have yield maintenance requirements that result in a penalty if we prepay loans.

As of September 30, 2015, we had outstanding non-recourse mortgage indebtedness of $40,191,000, secured by developed real estate properties having a carrying value of $55,233,000.

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

Our Asset Management and Land Development and Construction Segments face competition from numerous sources.

As a developer of flexible warehouse and office space, we compete with numerous developers, owners and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates to an amount lower than we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be materially adversely affected.

Construction costs may be higher than anticipated.

Our long-term business plan includes a number of construction projects. The construction costs of these projects may exceed original estimates and possibly make the completion of a property uneconomical. Building material commodity shortages, construction delays or stoppages or rapidly escalating construction costs may out-pace market rents, which would adversely affect our profits. The market environment and existing lease commitments may not allow us to raise rents to cover these higher costs.

Risks Relating to our Common Stock

Certain shareholders have effective control of a significant percentage of FRP's common stock and likely will control the outcome of any shareholder vote.

As of September 30, 2015, two of our directors, John D. Baker, II and Thompson S. Baker, II beneficially own approximately 21% of the outstanding shares of our common stock (75% of such shares are held in trusts under which voting power is shared with other family members) and the certain of their family members beneficially own an additional 12.5%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

Provisions in our articles of incorporation and bylaws and certain provisions of Florida law could delay or prevent a change in control of FRP.

The existence of some provisions of our articles of incorporation and bylaws and Florida law could discourage, delay or prevent a change in control of FRP that a shareholder may consider favorable. These include provisions:

•	providing that directors may be removed by our shareholders only for cause;
•	establishing supermajority vote requirements for shareholders to amend certain provisions of the articles of incorporation and bylaws;
•	authorizing a large number of shares of stock that are not yet issued, which would allow FRP’s board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of FRP;
•	prohibiting shareholders from calling special meetings of shareholders or taking action by written consent; and
•	imposing advance notice requirements for nominations of candidates for election to our board of directors at the annual shareholder meetings.

These provisions apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the Company’s or the shareholders’ best interests.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) over 20,000 acres of land in Florida, Georgia, Maryland, Virginia and the District of Columbia. This land is generally held by the Company in three distinct categories (i) land owned and leased to mining companies for royalties or rents, (ii) land owned and operated as income producing rental properties predominately in the form of warehouse/office buildings, and (iii) land owned and held for investment to be further developed for future income production or sales to third parties.

Mining Royalty Lands Segment – Mining Properties. The following table summarizes the Company's mining royalty lands and estimated reserves at September 30, 2015 a substantial portion of which are leased to Vulcan Materials.

Tons of
	Tons Sold	Estimated
	in Year	Reserves
	Ended	at
	9/30/15	9/30/15	Approximate
	(000's)	(000's)	Acres Owned
The Company owns nine
locations currently being
mined in Grandin, Keuka,
Newberry, Astatula and Airgrove, Florida;
Columbus, Macon, and Tyrone, Georgia;
and Manassas, Virginia.	5,710	338,639	11,328

The Company owns four locations that are
leased for mining but are not currently being
mined in Ft. Myers (Lee County), Marion
County and Lake County, Florida and
and Forest Park, Georgia.	0	86,428	3,867

This table excludes the Brooksville, Florida property, approximately 4,280 acres, as it was transferred on October 4, 2006 to a joint venture with Vulcan Materials Company (“Vulcan Materials”) for future development.

In May, 2014 the Company entered into an amendment to our lease agreement for our Ft. Myers location requiring that the mining be accelerated and that the mining plan be conformed to accommodate the future construction of up to 105 residential dwelling units around the mined lakes. In return, the Company agreed to sell Lee County a right of way for a connector road that would benefit the residential area on our property and to place a conservation easement on part of the property. Based on information from our tenant, Vulcan Materials Company, the Company is hopeful that all necessary permits to commence mining on this property will be received during fiscal 2016.

During fiscal 2015, the Company also received positive information from Vulcan Materials with respect to two other locations. With regard to our Manassas, Virginia location, Vulcan Materials informed us that they recently removed a concrete plant off property owned by the Company which opened up an additional 25 million tons of material to be mined from Company property. Vulcan Materials’ current lease term at the Manassas location expires on May 31, 2020 and they have one additional ten year extension option available. At our Astatula location, Vulcan Materials began mining on Company property during fiscal 2015 and plans are to continue that mining for the foreseeable future at volumes commensurate with, or in excess of, those achieved in fiscal 2015.

Mining Royalty Lands Segment - Brooksville Joint Venture. On October 4, 2006, a subsidiary of the Company (Florida Rock Properties, Inc.) entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (which was acquired by Vulcan Materials in 2007) to form Brooksville Quarry, LLC, a real estate joint venture, to develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and

850,000 of light industrial uses. The Master Plan zoning for the Project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville location. In fiscal 2015, 403,000 tons were sold and estimated reserves were 6,029,000 as of September 30, 2015. During fiscal 2015, the Company agreed to extend the mining lease on this property for an additional four years, through the year 2022, in exchange for an immediate increase in the annual minimum royalty and a higher royalty rate on tons sold and mined from the property.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 1,923 acres of investment properties in Gulf Hammock (approximately 1,600 acres currently on the market for $4.5 million), Brooksville, Palatka, and Polk County, Florida and Yatesville and Henderson, Georgia.

Asset Management Segment. As of September 30, 2015, the Asset Management Segment owned 39 warehouse/office buildings, totaling 3,602,159 square feet, all of which (with the exception of one building) are in the Mid-Atlantic region of the United States as follows:

1) Hillside Business Park in Anne Arundel County, Maryland consists of four warehouse/office buildings and one suburban office building totaling 567,473 square feet.

2) Lakeside Business Park in Harford County, Maryland consists of nine warehouse/office buildings totaling 893,722 square feet.

3) 6920 Tudsbury Road in Baltimore County, Maryland consists of one warehouse/office building totaling 86,100 square feet.

4) 8620 Dorsey Run Road in Howard County, Maryland consists of one warehouse/office building totaling 85,100 square feet.

5) Rossville Business Center in Baltimore County, Maryland consists of one warehouse/office building totaling 190,517 square feet.

6) 34 Loveton Circle in suburban Baltimore County, Maryland consists of one office building totaling 33,708 square feet (24% of the space is occupied by the Company for use as our Baltimore headquarters).

7) Oregon Business Center in Anne Arundel County, Maryland consists of two warehouse/office buildings totaling 195,615 square feet.

8) Arundel Business Center in Howard County, Maryland consists of one warehouse/office building totaling 162,796 square feet.

9) 100-200 Interchange Boulevard in New Castle County, Delaware consists of two warehouse/office buildings totaling 303,006 square feet.

10) Windlass Run Business Park in Baltimore County, Maryland consists of one warehouse/office building totaling 69,474 square feet.

11) 155 E. 21st Street in Duval County, Florida consists of one office building totaling 68,757 square feet.

12) Hollander 95 Business Park in Baltimore City, Maryland consists of one warehouse/office building totaling 82,800 square feet. The Company is currently in the process of constructing an additional 80,000 square foot spec warehouse/office building at this location and expects to complete construction during fiscal year 2016.

13) Patriot Business Park in Prince William County, Maryland consists of three warehouse/office buildings totaling 373,000 square feet.

14) Transit Business Park in Baltimore, Maryland consists of five buildings totaling 232,318 square feet.

15) Kelso Business Park in Baltimore County, Maryland, consists of two warehouse/office buildings totaling 69,680 square feet.

16) 1187 Azalea Garden Road in Norfolk, VA consists of one warehouse totaling 188,093 square feet.

Land Development and Construction Segment – Warehouse/Office Land.

At September 30, 2015 this segment owned the following future development parcels:

1)	20 acres of horizontally developed land available for future construction of an additional 266,530 square feet of warehouse/office product at Lakeside Business Park in Harford County, Maryland.

2)	9 acres of horizontally developed land available for future construction of 93,600 square feet of warehouse/office product at 300/400 Interchange Boulevard in New Castle County, Delaware.

3)	50 acres of horizontally developed land available for future construction of 386,626 square feet of warehouse, office, flex and retail buildings at Windlass Run Business Park in Baltimore County, Maryland.

4)	38 acres of horizontally developed land available for future construction of 425,750 square feet of warehouse, office, hotel and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

5)	24 acres of horizontally developed land available for future construction of 198,150 square feet of warehouse/office product at Patriot Business Park in Prince William County, Maryland.

Land Development and Construction Segment – Land Held for Investment or Sale.

1)	The Windlass Run Residential (previously Bird River) Phase 2 property consists of 74 useable acres located in southeastern Baltimore County, Maryland, adjacent to our Windlass Run Business Park. The Company rezoned the property in September 2007 to allow for additional residential density. The Company executed two contracts on April 17, 2013 for the sale of phase 1 of the property in the quarter ending September 30, 2013 for $8.0 million and the balance for $11.0 million approximately 18 months later. The sale of phase 1 was completed in August of 2013 and resulted in a gain of $4,928,000. The sale of phase two was originally scheduled to close in March of 2015 but was extended by the Buyer on March 20, 2015 with payment of an $187,754 extension fee to allow closing on or before September 30, 2015. As of September 30, 2015, the Buyer had yet to close on the property and the Company was in negotiations to either extend the closing or terminate the sales contract. See Note 20 “Subsequent Events” in the consolidated financial statements.

2)	The RiverFront on the Anacostia property is a 5.8 acre parcel of real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail uses and approximately 569,600 square feet of residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River.

On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2 acres of the site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a

76.91% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both of these financings are non-recourse to the Company. Construction commenced in October 2014 and lease up is on scheduled to begin in late 2016. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

On August 24, 2015, in anticipation of commencing construction of the new Frederick Douglass bridge at a location immediately to the West of the existing bridge, the District of Columbia filed a Declaration of Taking for a total of 7,390 square feet of permanent easement and a 5,022 square foot temporary construction easement on land along the western boundary of the land that will ultimately hold Phase III and IV. Previously, the Company and the District had conceptually agreed to a land swap with no compensation that would have permitted the proposed new bridge, including construction easements, to be on property wholly owned by the District. As a result, the Planned Unit Development was designed and ultimately approved by the Zoning Commission as if the land swap would occur once the District was ready to move forward with the new bridge construction. If the easement is determined final by the court a gain from the permanent easement compensation may be recorded based on the outcome of the eminent domain action. Any temporary construction easement compensation will be recorded over the construction period. In addition, the Company is seeking confirmation from the court or an agreement from the District that the existing bridge easement will terminate when the new bridge has been placed in service and the existing bridge has been removed. The Company’s position is that otherwise Phase IV will be adversely impacted and additional compensation or other relief will be due the Company.

3)	The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 117 acre parcel located adjacent to the State Route 30 bypass. The parcel is currently zoned for industrial use. Alternative uses (including a rezoning to residential use) are being evaluated in order to maximize this assets’ profitability and expedite its disposition.

4)	The Square 664E property is approximately 2 acres and sits on the Anacostia River at the base of South Capitol Street approximately 1 mile down river from our RiverFront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five (5) years. In the quarter ending December 31, 2014, the District of Columbia announced that it had selected an approximate 5 acre site adjacent to this property for the future construction of the new DC United major league soccer stadium. The Company anticipates spending capital over the next 1-2 years to completely rebuild the existing bulkhead in anticipation of future high rise development on this property.

Item 3. LEGAL PROCEEDINGS.

Note 13 to the consolidated financial statements included in the accompanying 2015 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 423 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of September 30, 2015. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 7 of the Company's 2015 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 5 to the consolidated financial statements included in the accompanying 2015 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1
Through
July 31	—	$—	—	$5,000,000

August 1
Through
August 31	—	$—	—	$5,000,000

September 1
Through
September 30	—	$—	—	$5,000,000

Total	—	$—	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2015 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 8 through 18 of the Company’s 2015 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2015 was 1.4%. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing margin at September 30, 2015 with First Tennessee Bank was 1.9%.

At September 30, 2015 a 1% increase in the current per annum interest rate would result in $84,940 of additional interest expense during the next 12 months under the Wells Fargo Credit Agreement. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of September 30, 2015. The calculation, therefore, does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, which we may take in response to any rate increase.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table provides information about the Company’s long-term debt and variable rate debt outstanding at September 30, 2015 (dollars in thousands):

						There		Fair
Liabilities:	2016	2017	2018	2019	2020	after	Total	Value

Scheduled
maturities of
long-term debt:

Fixed Rate	$4,180	$4,454	$4,674	$3,885	$3,725	$19,273	$40,191	$43,507
Average
interest rate	6.1%	6.1%	6.0%	5.9%	5.8%	5.8%
Variable Rate	$8,494

Average
interest rate	1.6%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 19 through 33 of the Company's 2015 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2015, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions “Board of Directors and Corporate Governance- Our Board of Directors,” “Board of Directors and Corporate Governance- Board Leadership,” “Board of Directors and Corporate Governance- Board Committees,” “Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation Discussion and Analysis” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.frpholdings.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions “Securities Ownership” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

Equity Compensation Plan Information

			Number of Securities
			remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	305,750	$21.90	419,170

Equity compensation plans
not approved by security holders	0	0	0

Total	305,750	$21.90	419,170

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions” and “Board of Directors and Corporate Governance- Director Independence” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) and (2) Financial Statements and Financial Statement Schedule.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 23 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 21 through 22 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRP Holdings, Inc.

Date: December 10, 2015	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 10, 2015.

/s/ Thompson S. Baker II Chief Executive Officer (Principal Executive Officer	/s/ Charles E. Commander III Charles E. Commander III Director

/s/ John D. Milton, Jr. Executive Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Financial Officer)	/s/ H. W. Shad III H. W. Shad III Director

/s/ John D. Baker II John D. Baker II Executive Chairman	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr. Director

/s/ John D. Klopfenstein John D. Klopfenstein Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ William H. Walton William H. Walton Director
/s/James H. Winston James H. Winston Director

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

EXHIBIT INDEX

Item 15(a)(3)

2.1	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2015.
3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Second Amended and Restated Bylaws of FRP Holdings, Inc., adopted February 4, 2015.*
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated by reference to Exhibit 3.1 of this Form 10-K..
10.1	Tax Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2015.
10.2	Employee Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2015.
10.3	Transition Services Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 3, 2015.
10.4	Credit Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Wells Fargo Bank, N.A., incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2015.
10.5	Loan Agreement, dated July 24, 2015 by and among FRP Development Corp., FRP Manassas and First Tennessee Bank National Association.*
10.6	Mining Lease Agreement, dated September 1, 1986, between Florida Rock Industries, Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.
10.7	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.8	Summary of Management Incentive Compensation Plans, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.9	Management Security Agreements between the Company and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.10	FRP Holdings, Inc. 2000 Stock Option Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 15, 1999. File No. 33-26115.
10.11	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005. File No. 33-26115.
10.12	Joint Venture Agreement between Florida Rock Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 33-26115.
10.13	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.14	Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.15	Limited Liability Company Agreement of RiverFront Investment Partners I LLC. Between FRP RiverFront I LLC and MRP SE Waterfront Residential LLC. incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2013. File No. 33-26115.
13.1	The Company's 2015 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2015 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
21

14.1	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014*.
21.1	Subsidiaries of Registrant at September 30, 2015: Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); ; Oz LLC(a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company); FRP Transit Business Park (a Maryland limited liability company); FRP Kelso LLC (a Maryland limited liability company); Brooksville Quarry, LLC (a Florida limited liability company, 50% owned by the Company); Lake Louisa, LLC (a Florida limited liability company); RiverFront Investment Partners I, LLC (a Delaware limited liability company); Hillside Business Park Property Owners Association, Inc. (a Maryland corporation); Lakeside Business Park Property Owners Association, Inc. (a Maryland limited liability company).
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 24 of this Form 10-K.
31.1	Certification of Thompson S. Baker II.
31.2	Certification of Thompson S. Baker II.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information Statement of Patriot Transportation Holding, Inc., dated January 12, 2015, incorporated by reference to the Company’s Form 8-K filed on January 13, 2015.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2015
and 2014	20	(a)

For the years ended September 30, 2015, 2014 and 2013:
Consolidated statements of income	19	(a)
Consolidated statements of comprehensive income	19	(a)
Consolidated statements of cash flows	21	(a)
Consolidated statements of shareholders' equity	22	(a)

Notes to consolidated financial statements	23-33	(a)

Report of Independent Registered Certified Public
Accounting Firm	34-35	(a)

Selected quarterly financial data (unaudited)	7	(a)

Consent of Independent Registered Certified Public
Accounting Firm	24	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedule	24	(b)

Consolidated Financial Statement Schedule:

III - Real estate and accumulated depreciation and
Depletion	25-26	(b)

(a) Refers to the page number in the Company's 2015 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-55132, 333-125099 and 333-131475) of FRP Holdings, Inc. of our report dated December 10, 2015 relating to the consolidated financial statements and the effectiveness of FRP Holdings, Inc’s internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 10, 2015, relating to the financial statement schedule, which appears in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia

December 10, 2015

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

FRP Holdings, Inc.:

Our audit of the consolidated financial statements referred to in our report dated December 10, 2015 appearing in the 2015 Annual Report to Shareholders of FRP Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 10, 2015

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND

DEPLETION (dollars in thousands)

SEPTEMBER 30, 2015

County	Encumb- rances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at end of period (a)	Accumulated Depreciation & Depletion	Year Of Constr- uction	Date Acquired	Depreciation Life Computed on:
Mining Royalty Lands
Alachua, FL		$1,442	$0	$1,442	$148	n/a	4/86	unit
Clayton, GA		369	0	369	5	n/a	4/86	unit
Fayette, GA		685	0	685	65	n/a	4/86	unit
Lake, FL		402	0	402	151	n/a	4/86	unit
Lake, FL		1,083	0	1,083	970	n/a	4/86	unit
Lake Louisa, FL		11,039	0	11,039	0	n/a	5/12	unit
Lee, FL		4,690	6	4,696	6	n/a	4/86	unit
Monroe, GA		792	0	792	285	n/a	4/86	unit
Muscogee, GA		369	(45)	324	324	n/a	4/86	unit
Prince William, VA		299	0	299	299	n/a	4/86	unit
Putnam, FL		15,002	37	15,039	4,467	n/a	4/86	unit
Putnam, FL		302	(2)	300	283	n/a	4/86	5 yr.
Spalding, GA		20	0	20	0	n/a	4/86	n/a
Marion, FL		1,180	4	1,184	599	n/a	4/86	unit
Investment Property		1,629	(101)	1,528	684	n/a	4/86	n/a
	0	39,303	(101)	39,202	8,286
Asset Management Properties
Baltimore, MD	1,808	439	4,423	4,862	2,584	1990	10/89	39 yr.
Baltimore, MD	3,501	950	7,719	8,669	4,609	1994	12/91	39 yr.
Baltimore, MD	1,158	690	2,861	3,551	1,511	2000	07/99	39 yr.
Baltimore, MD	0	1,435	4,229	5,664	961	2008	12/02	39 yr.
Baltimore, MD	0	4,309	251	4,560	155	n/a	06/15	39 yr.
Baltimore City, MD	0	557	4,519	5,076	732	2010	12/15	39 yr.
Baltimore City, MD	0	7,442	1,380	8,822	718	n/a	6/15	39 yr.
Duval, FL	0	2,416	541	2,957	2,773	n/a	4/86	25 yr.
Harford, MD	738	31	3,830	3,861	2,095	1998	8/95	39 yr.
Harford, MD	1,746	50	5,699	5,749	2,491	1999	8/95	39 yr.
Harford, MD	3,054	85	7,091	7,176	3,517	2001	8/95	39 yr.
Harford, MD	2,403	88	10,133	10,221	4,102	2007	8/95	39 yr.
Harford, MD	1,738	155	12,418	12,573	4,016	2009	8/95	39 yr.
Howard, MD	0	2,859	4,873	7,732	4,188	1996	9/88	39 yr.
Howard, MD	1,046	2,473	981	3,454	1,403	2000	3/00	39 yr.
Elkridge, MD	0	0	40	40	0	TBD	10/15	39 yr.
Anne Arundel, MD	0	715	9,328	10,043	5,628	1989	9/88	39 yr.
Anne Arundel, MD	5,664	950	13,120	14,070	4,862	2003	5/98	39 yr.
Anne Arundel, MD	0	1,525	10,800	12,325	3,413	2005	8/15	39 yr.
Anne Arundel, MD	3,609	737	5,430	6,167	1,711	2006	1/15	39 yr.
Anne Arundel, MD	0	667	10,261	10,928	2,418	2012	7/15	39 yr.
Norfolk, VA	5,017	7,512	10	7,522	2,446	2004	10/15	39 yr.
Prince William, VA	0	3,922	27,183	31,105	1,619	n/a	12/05	39 yr.
Newcastle Co., DE	8,709	11,559	2,759	14,318	4,305	2004	4/15	39 yr.
	40,191	51,566	149,879	201,445	62,257
Land Development and Construction Properties
Baltimore, MD	0	4,199	7,816	12,015	0	n/a	12/02	n/a
Baltimore City, MD	0	5,193	3,669	8,862	186	n/a	12/10	15 yr.
Carroll, MD	0	4,720	2,426	7,146	0	n/a	3/15	n/a
Harford, MD	0	92	1,584	1,676	0	n/a	8/95	n/a
Prince William, VA	0	3,402	893	4,295	44	n/a	12/05	15 yr.
Washington D.C.	0	2,957	10,352	13,309	2,707	n/a	4/86	15 yr.
Washington D.C.	0	3,811	767	4,578	0	n/a	10/97	n/a
	0	24,374	27,507	51,881	2,937

GRAND TOTALS	$40,191	$115,243	$177,285	$292,528	$73,480

(a) The aggregate cost for Federal income tax purposes is $252,925.

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND DEPLETION

YEARS ENDED SEPTEMBER 30, 2015, 2014 AND 2013

(In thousands)

	2015	2014	2013

Gross Carrying Cost of Real Estate:

Balance at beginning of period	$286,671	$268,932	$262,564

Additions during period:
Amounts capitalized	6,063	19,154	22,228

Deductions during period:
Cost of real estate sold	—	(1,415)	(10,021)
Other	(206)	—	(5,839)

Balance at close of period	$292,528	$286,671	$268,932

Accumulated Depreciation & Depletion:

Balance at beginning of period	$67,598	$62,167	$58,997

Additions during period:
Charged to cost & expense	5,902	5,446	4,938

Deductions during period:
Real estate sold	—	(15)	(461)
Other	(20)	—	(1,307)

Balance at close of period	$73,480	$67,598	$62,167

