Form 10-Q
period 2015-12-31
FRP HOLDINGS, INC.
filed 2016-02-05
CIK 844059

---q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2015
Common Stock, $.10 par value	9,840,600 shares
per share

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2015

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)                                           (In thousands, except share data)

	December 31	September 30
Assets:	2015	2015
Real estate investments at cost:
Land	$104,678	102,347
Buildings and improvements	181,977	174,820
Projects under construction	4,994	4,129
Total investments in properties	291,649	281,296
Less accumulated depreciation and depletion	75,710	74,091
Net investments in properties	215,939	207,205

Real estate held for investment, at cost	7,306	7,306
Real estate held for sale, at cost	—	4,826
Investment in joint ventures	19,168	19,010
Net real estate investments	242,413	238,347

Cash and cash equivalents	—	419
Cash held in escrow	1,174	—
Accounts receivable	569	778
Federal and state income taxes receivable	—	393
Unrealized rents	4,864	4,817
Deferred costs	7,914	7,449
Other assets	175	275
Total assets	$257,109	252,478

Liabilities:
Secured notes payable, less current portion	$34,924	36,011
Secured notes payable, current portion	4,247	4,180
Lines of credit payable	2,928	8,494
Accounts payable and accrued liabilities	1,809	3,456
Environmental remediation liability	48	51
Deferred revenue	806	1,060
Federal and state income taxes payable	1,039	—
Bank overdraft	69	—
Deferred income taxes	17,987	14,541
Deferred compensation	1,444	1,400
Deferred lease intangible, net	30	45
Tenant security deposits	991	898
Total liabilities	66,322	70,136

Commitments and contingencies (Note 8)

Shareholders’ Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,840,600 and 9,791,770 shares issued and outstanding, respectively	984	979
Capital in excess of par value	50,839	49,872
Retained earnings	138,970	131,497
Accumulated other comprehensive loss, net	(6)	(6)
Total shareholders’ equity	190,787	182,342
Total liabilities and shareholders’ equity	$257,109	252,478

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2015	2014
Revenues:
Rental revenue	$6,027	5,868
Royalty and rents	1,638	1,320
Revenue – reimbursements	1,158	1,114
Total Revenues	8,823	8,302

Cost of operations:
Depreciation, depletion and amortization	1,896	1,883
Operating expenses	973	914
Environmental remediation recovery	(3,000)	—
Property taxes	1,118	1,095
Management company indirect	504	352
Corporate expenses (Note 4 Related Party)	732	1,713
Total cost of operations	2,223	5,957

Total operating profit	6,600	2,345

Interest income	1	—
Interest expense	(481)	(445)
Equity in loss of joint ventures	(54)	(30)
Gain (Loss) on investment land sold	6,286	(17)

Income from continuing operations before income taxes	12,352	1,853
Provision for income taxes	4,879	722
Income from continuing operations	7,473	1,131

Gain from discontinued transportation operations, net of taxes	—	1,663

Net income	$7,473	2,794

Comprehensive net income	$7,473	2,794

Earnings per common share:
Income from continuing operations-
Basic	$0.76	0.12
Diluted	$0.76	0.12
Discontinued operations-
Basic	$0.00	0.17
Diluted	$0.00	0.17
Net Income-
Basic	$0.76	0.29
Diluted	$0.76	0.29

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,802	9,711
-diluted earnings per common share	9,853	9,771

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$7,473	2,794
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from discontinued operations, net	—	(1,663)
Depreciation, depletion and amortization	1,959	1,865
Deferred income taxes	3,446	826
Equity in loss of joint ventures	54	30
(Gain) Loss on sale of equipment and property	(6,285)	73
Stock-based compensation	72	172
Net changes in operating assets and liabilities:
Accounts receivable	209	327
Deferred costs and other assets	(750)	(203)
Accounts payable and accrued liabilities	(1,904)	(1,496)
Income taxes payable and receivable	1,432	(382)
Other long-term liabilities	122	6
Net cash provided by operating activities of continuing operations	5,828	2,349
Net cash provided by operating activities of discontinued operations	—	4,010
Net cash provided by operating activities	5,828	6,359

Cash flows from investing activities:
Investments in properties	(10,539)	(1,738)
Investment in joint ventures	(214)	(135)
Cash held in escrow	(1,174)	35
Proceeds from the sale of real estate held for investment and properties	11,297	(17)
Net cash used in investing activities of continuing operations	(630)	(1,855)
Net cash used in investing activities of discontinued operations	—	(2,193)
Net cash used in investing activities	(630)	(4,048)

Cash flows from financing activities:
Increase in bank overdrafts	69	—
Repayment of long-term debt	(1,020)	(1,123)
Proceeds from borrowing on revolving credit facility	11,541	774
Payment on revolving credit facility	(17,107)	(1,169)
Excess tax benefits from exercises of stock options	—	94
Exercise of employee stock options	900	251
Net cash used in financing activities of continuing operations	(5,617)	(1,173)
Net cash used in financing activities of discontinued operations	—	(1,256)
Net cash used in financing activities	(5,617)	(2,429)

Net decrease in cash and cash equivalents	(419)	(118)
Cash and cash equivalents at beginning of period	419	1,013
Cash and cash equivalents at end of the period	$—	895

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”), subsequent to the completed spin-off (the “Spin-off”) of our transportation assets into a new, publicly traded entity, Patriot Transportation Holding, Inc. (“Patriot”; stock symbol “PATI”) effective January 30, 2015. As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation that cannot receive any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s consolidated income statements herein. Our investment in the 50% owned Brooksville Joint Venture and in the Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2015.

Following the completion of the Spin-off of the transportation business, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, it was determined that the information that the Company’s chief operating decision makers regularly review for purposes of allocating resources and assessing performance, had changed. Therefore, beginning with the quarter ending March 31, 2015 (with prior periods adjusted accordingly), the Company is reporting its financial performance based on three reportable segments, Asset Management, Mining Royalty Lands and Land Development and Construction, as described below.

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

Prior to the quarter ending December 31, 2015 certain corporate expenses (primarily stock compensation, corporate aircraft and one-time Spin-off related expenses) were reported as “unallocated” on the Company’s consolidated income statement and were not allocated to any business segment. Effective with fiscal 2016 all corporate expenses, other than those not allocated to discontinued operations, have been allocated. Reclassifications to the appropriate prior period line items and amounts have been made to be comparable to the current presentation. See Note 3 for a breakdown of corporate expenses showing the amounts allocated to the segments and the unallocated to discontinued operations.

(2) Recently Issued Accounting Standards. In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 and reclassified $143,000 from deferred costs to long-term deferred tax liability.

(3) Business Segments. Following the completion of the spin-off of the transportation business, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, it was determined that the information that the Company’s chief operating decision makers regularly review for purposes of allocating resources and assessing performance, had changed. Therefore, beginning with the quarter ending March 31, 2015 (with prior periods adjusted accordingly), the Company is reporting its financial performance based on three reportable segments, Asset Management, Mining Royalty Lands and Land Development and Construction, as described below.

The Asset Management segment owns, leases and manages warehouse/office buildings located predominately in the Baltimore/Northern Virginia/Washington, DC market area.

Our Mining Royalty Lands segment was unaffected by the change in segments and owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	December 31,
	2015	2014
Revenues:
Asset management	$6,915	6,757
Mining royalty lands	1,659	1,344
Land development and construction	249	201
	$8,823	8,302

Operating profit:
Before corporate expenses: Asset management	$3,388	3,386
Mining royalty lands	1,525	1,200
Land development and construction	2,419	(528)
Corporate expenses:
Allocated to asset management	(378)	(300)
Allocated to mining royalty	(55)	(318)
Allocated to land development and construction	(299)	(176)
Unallocated to discontinued operations	—	(919)
	(732)	(1,713)
	$6,600	2,345

Interest expense:
Asset management	$481	445

Depreciation, depletion and amortization:
Asset management	$1,798	1,786
Mining royalty lands	34	31
Land development and construction	64	66
	$1,896	1,883

Capital expenditures:
Asset management	9,237	905
Mining royalty lands	—	—
Land development and construction	1,302	833
	$10,539	1,738

	December 30,	September 30,
Identifiable net assets	2015	2015

Asset management	$159,216	151,023
Mining royalty lands	39,298	39,300
Land development and construction	56,916	60,682
Cash items	1,174	419
Unallocated corporate assets	505	1,054
	$257,109	252,478

(4) Related Party Transactions. In order to effect the Spin-off and govern our relationship with Patriot Transportation Holding, Inc. after the Spin-off, we entered into an Employee Matters Agreement and a Transition Services Agreement. The Employee Matters Agreement generally allocates responsibilities to each company for liabilities relating to each Company’s current and former employees and allocated responsibilities under employee benefit plans. The Transition Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers, for a period of 12 or more months after the Spin-off.

The consolidated statements of income reflects charges and/or allocations from Patriot for these services of $386,000 and $794,000 for the three months ended December 31, 2015 and 2014, respectively.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we generally employed the same methodology historically used by the Company pre Spin-off to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Patriot was still a subsidiary of FRP.

As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation and thus is not allowed any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the Spin-off is included in “corporate expense” on the Company’s consolidated income statements. The consolidated statements of income reflect charges and/or allocation for these services of $919,000 for the three months ended December 31, 2014.

(5) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	December 31,	September 30,
	2015	2015
Revolving credit (uncollateralized)	$2,928	8,494
5.6% to 7.9% mortgage notes
due in installments through 2027	39,171	40,191
	42,099	48,685
Less portion due within one year	4,247	4,180
	$37,852	44,505

On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of December 31,

2015, there was $2,837,000 outstanding on the Company’s new credit facility, $2,377,000 letters of credit and $14,786,000 available for borrowing. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of December 31, 2015, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $79 million combined. The Company was in compliance with all covenants as of December 31, 2015.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. As of December 31, 2015, there was $91,000 outstanding on the revolver. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. We expect to close on the ten year term loan during calendar 2016. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

During the three months ended December 31, 2015 and December 31, 2014 the Company capitalized interest costs of $222,000 and $321,000, respectively.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2015, the carrying amount and fair value of such long-term debt was $39,171,000 and $42,325,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended
	December 31,
	2015	2014
Weighted average common shares outstanding
during the period – shares used for basic
earnings per common share	9,802	9,711

Common shares issuable under share based
payment plans which are potentially dilutive	51	60

Common shares used for diluted
earnings per common share	9,853	9,771

Income from continuing operations	$7,473	1,131
Discontinued operations	—	1,663
Net income	$7,473	2,794

Basic earnings per common share:
Income from continuing operations	$0.76	0.12
Discontinued operations	0.00	0.17
Net income	$0.76	0.29

Diluted earnings per common share:
Income from continuing operations	$0.76	0.12
Discontinued operations	0.00	0.17
Net income	$0.76	0.29

For the three months ended December 31, 2015 and 2014, 72,090 and 69,175 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 8 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 397,630 at December 31, 2015.

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

The Company recorded the following stock compensation expense (including unallocated to Patriot in periods prior to the Spin-off) in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2015	2014
Stock option grants	$72	172
Annual director stock award	—	—
	$72	172

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2015	305,750	$21.90	5.9	$2,738
Granted	21,540	$31.15		$272
Exercised	(48,830)	$18.43		$(362)
Outstanding at
December 31, 2015	278,460	$23.22	6.2	$2,648
Exercisable at
December 31, 2015	200,613	$22.00	5.4	$1,729
Vested during
three months ended
December 31, 2015	35,596			$341

The aggregate intrinsic value of exercisable in-the-money options was $2,396,000 and the aggregate intrinsic value of outstanding in-the-money options was $2,985,000 based on the market closing price of $33.94 on December 31, 2015 less exercise prices.

The realized tax benefit to the Company or Patriot from options exercised in the three months ended December 31, 2015 was $270,000. The unrecognized compensation cost of options granted to FRP employees but not yet vested as of December 31, 2015 was $417,000, which is expected to be recognized over a weighted-average period of 4.0 years. Gains of $698,000 were realized by option holders during the three months ended December 31, 2015.

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

Preliminary testing on the site of the Company's four phase master development known as RiverFront on the Anacostia in Washington, D.C. indicated the presence of contaminated material that will have to be specially handled upon excavation in conjunction with construction. The Company has agreed with our joint venture partner to bear the cost of handling the contaminated materials on the first phase of this development up to a cap of $1.871 million. We recorded an expense in the fourth quarter of fiscal 2012 of $1,771,000 for this environmental remediation liability which is the lower end of the range of estimates. As of December 31, 2015, the excavation and foundation work for Phase 1 were substantially complete; thus, the bulk of the remediation expenses have been incurred. Management believes the total cost for remediation on Phase 1 will end up at approximately $1.9 million. The Company has no obligation to remediate this contamination on Phases II, III and IV of the development until such time as it makes a commitment to commence construction there. During the quarter ending December 31, 2015, management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims on all four phases against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. Management anticipates committing to develop Phase II of the Riverfront on the Anacostia project during this fiscal year at which time we will likely book a liability for the estimated incremental cost of remediation similar to what we booked with regards to Phase I.

(9) Concentrations. With the completion and occupancy of the 3rd build to suit for the same tenant at Patriot Business Park in the first quarter of fiscal 2015 this particular tenant accounted for 12% of the Company’s consolidated revenues during the three months ended December 31, 2015. The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 13.1% of the Company’s consolidated revenues in the three months ended December 31, 2015 and $87,000 of accounts receivable at December 31, 2015. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may exceed FDIC limits.

(10) Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs are those that are unobservable and significant to the overall fair value measurement.

As of December 31, 2015 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. At December 31, 2015 and 2014, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items. The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities.

(11) Unusual or Infrequent Items Impacting Quarterly Results. Operating profit includes expenses of $450,000 in the first quarter of fiscal 2015 for costs incurred related to the planned spin-off of the transportation group.

Costs of operations for the land development and construction segment for the quarter ending December 31, 2015 includes a $3,000,000 positive benefit from settlement of environmental claims against our former tenant at the Riverfront on the Anacostia property (see Note 8).

Gain on investment land sold for the quarter ending December 31, 2015 includes $6,277,000 gain on the sale of phase 2 of Windlass Run residential property.

(12) Investment in Riverfront and Brooksville Joint Ventures.

Riverfront. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2.1 acres of the roughly 5.82 acre site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 76.91% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources are non-recourse to FRP. At the time of these financings, RiverFront Holdings I, LLC. was formed as a parent to RiverFront Investment Partners I, LLC with EB5 as an equity partner in Riverfront Holdings I, LLC. Construction commenced in October 2014. At this point, the Company anticipates lease up to occur in the second half of calendar 2016 and all of 2017. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Other income for the three months ended December 31, 2015 includes a loss of $45,000 representing the Company’s portion of the loss of this joint venture due primarily to expenses incurred in the joint venture with respect to depreciation on the bulkhead and advertising expense.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now owned by Vulcan Materials Company) to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2022 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2,430,000. Capital contributions of $2,397,000 have been made by each party as of December 31, 2015. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the three months ended December 31, 2015 includes a loss of $9,000 representing the Company’s portion of the loss of this joint venture. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project, and zoning for the Project was obtained from Hernando County in August 2012. We will continue to monitor the residential market in Hernando County and pursue opportunities to partner with a master community developer or major homebuilder to commence construction when the market dictates.

Investments in Joint Ventures (in thousands):

The
Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership
			(Unaudited)	(Unaudited)
As of December 31, 2015
Riverfront Holdings I, LLC	76.91%	$ 11,635	$ 50,536	$ (53)	$ (45)
Brooksville Quarry, LLC	50.00%	7,533	14,354	(18)	(9)
Total		$ 19,168	$ 64,890	$ (71)	$ (54)

As of September 30, 2015
Riverfront Holdings I, LLC	76.91%	$ 11,517	$ 40,970	$ (108)	$ (105)
Brooksville Quarry, LLC	50.00%	7,493	14,336	(80)	(40)
Total		19,010	$ 55,306	$ (188)	$ (145)

The amount of consolidated retained earnings for these joint ventures was $423,000 and $389,000 as of December 31, 2015 and September 30, 2015, respectively.

Summarized Unaudited Financial Information for the Investments in Joint Ventures (in thousands):

	As of
	12/31/2015	9/30/2015

Cash	$92	61
Cash held in escrow	644	3,420
Amortizable Debt Costs	1,490	1,593
Investments in real estate, net	62,664	50,232
Total Assets	$64,890	55,306

Other Liabilities	$7,432	6,969
Long-term Debt	25,929	17,000
Capital – FRP	19,168	19,010
Capital - Third Parties	12,361	12,327
Total Liabilities and Capital	$64,890	55,306

(13) Spin-off. On January 30, 2015, FRP Holdings, Inc. (Nasdaq GM: FRPH) (the “Company” or “FRP”) completed the spin-off of its transportation business into a new, separately traded public company - Patriot Transportation Holding, Inc. (Nasdaq GM: PATI) (“Patriot”) - resulting in FRP becoming a pure real estate company. As a result, the former transportation segment is reported as a discontinued operation without any corporate overhead allocation. Hence, all corporate overhead attributable to the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s historical consolidated income statements.

The results of operations associated with discontinued operations for the three month periods ended December 31, 2015 and 2014 were as follows (in thousands):

	Three Months ended
	December 31,
	2015	2014
Revenue	$—	31,717

Cost of operations	—	28,965
Operating profit	—	2,752
Interest expense	—	(26)
Income before income taxes	—	2,726
Provision for income taxes	—	1,063
Income from discontinued operations	$—	1,663
16

The following table presents the carrying value of the major categories of assets and liabilities of discontinued operations reflected on the Company’s consolidated balance sheets at September 30, 2014:

Property and equipment, net	$42,174
Accounts receivable, net	7,119
Deferred costs	11,809
Other assets	32
Assets of discontinued operation	$61,134

Line of credit	$7,282
Accounts payable and accrued liabilities	11,489
Deferred compensation	717
Deferred income taxes	8,924
Liabilities of discontinued operation	$28,412

(14) Port Capital Property Acquisition. On October 19, 2015, the Company purchased for approximately $9.9 million, 7700 Port Capital Drive in Elkridge, Maryland which consists of 1 building on 6.39 acres totaling 91,218 square feet plus approximately 29,558 square feet of mezzanine space. The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the property, through the use of a third party valuation, based upon the fair value of the assets acquired, consisting of land, buildings and intangible assets, including in-place leases. Based on the third party valuation performed, the purchase price has been allocated to the fair value of the in-place leases.  These deferred leasing intangible assets are recorded within Deferred Costs in the consolidated balance sheets. The value of the in-place lease intangibles will be amortized to amortization expense over the remaining lease terms.

The Company will recognize the amortization related to the Port Capital Drive property intangible assets according to the following schedule (in thousands):

In-place
Leases
Initial Values	$1,126
Annual Amortization:
2016	$104
2017	114
2018	114
2019	114
2020	114
2021	114
2022	113
2023	113
2024	113
2025	113
17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion also presents net operating income (“NOI”) and adjusted operating profit, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. Management uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this Quarterly Report on Form 10-Q for a more detailed discussion, including a reconciliation of NOI to the most directly comparable GAAP financial measure.

Overview – This section provides management's discussion and analysis of the financial condition and results of operations of FRP Holdings, Inc. for the quarter ended December 31, 2015.

FRP Holdings, Inc. (“FRP” or the “Company”) is a holding company engaged in the real estate business, namely (i) warehouse/office building ownership, leasing and management, (ii) mining royalty land ownership, leasing and management, and (iii) land acquisition, entitlement, development and construction mainly for warehouse/office buildings.

On January 30, 2015, FRP completed the tax-free spin-off of its transportation business (“Spin-off”) into a new, separately traded public company, Patriot Transportation Holding, Inc. (“Patriot”). In the Spin-off, FRP distributed all of the outstanding stock of Patriot to FRP’s shareholders as of the record date of January 9, 2015. FRP’s shareholders received one share of Patriot common stock for every three shares of FRP common stock owned on the record date. Patriot is now an independent publicly-traded company, and FRP retains no ownership in Patriot. FRP retained the real estate business, which is now the sole business of the Company. As a result, the former transportation segment is reported as a discontinued operation without any corporate overhead allocation. Hence, all corporate overhead attributable to the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s historical consolidated income statements.

Following the completion of the spin-off of the transportation business, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, Management determined that the information that the Company’s chief operating decision makers regularly review for purposes of allocating resources and assessing performance, had changed. Therefore, beginning with the quarter ending March 31, 2015 (with prior periods adjusted accordingly), the Company is reporting its financial performance based on three reportable segments, Asset Management, Mining Royalty Lands and Land Development and Construction, as described below.

Our Mining and Royalties segment remains unaffected, but our former Developed Property Rentals segment has been broken down into an Asset Management segment and a Land Development and Construction segment to reflect how management now evaluates the real estate activities previously presented in the Developed Property Rentals segment. The Asset Management segment contains all the developed buildings capable of producing current rental income. The Land Development and Construction segment contains the remaining developable land that is generally in a pre-income production state where objectives are long term capital investment in an effort to bring such property to income producing status or realization of its fair market value through sales or exchange.

Prior to the quarter ending December 31, 2015 certain corporate expenses (primarily stock compensation, corporate aircraft and one-time Spin-off related expenses) were reported as “unallocated” on the Company’s consolidated income statement and were not allocated to any business segment. Effective with fiscal 2016 all corporate expenses, other than those not allocated to discontinued operations, have been allocated. Reclassifications to the appropriate prior period line items and amounts have been made to be comparable to the current presentation. See Note 3 for a breakdown of corporate expenses showing the amounts allocated to the segments and the unallocated to discontinued operations.

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

These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team. Of the 40 buildings we own today, 26 were constructed by the Company through what is now known as our Land Development and Construction segment. Additionally, over the years, we have opportunistically acquired 14 existing operating buildings, typically in connection with a deferred like-kind (Section 1031) exchange opportunity.  Today, this segment consists of just under 3.7 million square feet.

Management focuses on several factors to measure our success on a comparative basis in this segment. The major factors we focus on are (1) revenue growth, (2) net operating income (cash basis), (3) growth in occupied square feet, (4) actual occupancy rate, (5) average annual occupied square feet, (6) average annual occupancy rate (defined as the occupied square feet at the end of each month during a fiscal year divided by the number of months to date in that fiscal year as a percentage of the average number of square feet in the portfolio over that same time period), (7) growth of our portfolio (in square feet), and (8) tenant retention success rate (as a percentage of total square feet to be renewed).

Asset Management segment – three months ended	December 31, 2015	December 31, 2014
Revenues	$6,915,000	$6,757,000
Net Operating Income (Cash Basis)	$5,390,000	$5,358,000
Occupied square feet	3,364,008	3,342,789
Overall occupancy rate	91.1%	92.8%
Average annual occupied square feet	3,363,418	3,280,839
Average annual occupancy rate	91.1%	92.2%
Portfolio square feet	3,693,377	3,602,159
Retention Success rate	68%	77%

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these States as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a fixed annual rental amount. We believe strongly in the potential for future growth in construction in Florida and Georgia which would positively benefit our profitability in this segment.

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

Significant “2nd life” Mining Lands:

Location	Acreage	Status
Brooksville, Fl	4,280 +/-	Development of Regional of Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,993 +/-	Approval in place for 105, 1 acre, waterfront residential lots after mining completed.
Gulf Hammock, Fl	1,600 +/-	Currently on the market for $4.5 million
Total	7,873 +/-

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

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional +/- 1.2 million sf. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	20	266,530	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	50	386,626	Horizontal development completed. Permitting submitted for 150,000 sf warehouse/office building with the balance ready for further vertical permitting.
Patriot Business Center, Manassas, VA	24	198,150	Horizontal development completed. Ready for vertical permitting.
Hollander 95 Business Park, MD	33	345,750	Horizontal development completed. Construction in progress on 80,000 sf warehouse/office building with the balance of the land ready for vertical permitting.
Total	127	1,197,056

We completed a third build-to-suit building for the same tenant at our Patriot Business Park and transferred that asset to the Asset Management segment on or about November 2014 when the building was approved for occupancy. Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert 3 of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We are now under construction on an 80,000 square foot spec building at Hollander Business Park. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

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

Our strategy when selling parcels outright is to attempt to convert the proceeds into income producing real estate for our Asset Management segment through a Section 1031 tax-deferred exchange. An example of this is the Windlass Run 179 acre tract purchased for $5.2 million in 2002.  When purchased, the entire parcel was zoned for commercial/industrial uses.  Today, some 70 acres of this original tract makes up our Windlass Run Business Park.  We successfully rezoned the remaining acreage for medium density residential development and on April 17, 2013, we entered into a contract to sell the residential portion of the property for $19 million. The first phase of the Windlass Run residential land was sold for $8 million and the proceeds were used in a Section 1031 exchange to acquire our Transit Business Park in 2013. Phase 2 was sold in November, 2015 for $11.1 million and we used $9.9 million of the proceeds to acquire the fully leased Port Capital Building.

An example of property in this segment being developed through joint venture is Phase I of our RiverFront on the Anacostia project which was contributed to a joint venture with MRP in 2014 and is now under construction as a 305 unit apartment building including 18,000 sf of ground floor retail.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phase I	2.1	Phase I under construction	$11,635,000
Riverfront on the Anacostia Phases II-IV	3.7	Phase II design approval plans to be submitted to Zoning Commission prior to December, 2016.	$10,563,000
Hampstead Trade Center, MD	117	Residential studies ongoing	$7,147,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$4,650,000
Total	125		$33,995,000

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

SQUARE 664E, WASHINGTON, DC

This property sits on the Anacostia River at the base of South Capitol Street in an area named Buzzard Point, approximately 1 mile down river from our RiverFront on the Anacostia property. The Square 664E property consists of approximately 2 acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five (5) years. In the quarter ending December 31, 2014, the District of Columbia announced that it had selected Buzzard Point for the future site of the new DC United major league soccer stadium. The selected stadium location is separated from our property by just one small industrial lot.

Comparative Results of Operations for the Three months ended December 31, 2015 and 2014

Consolidated Results

	THREE MONTHS ENDED
	DECEMBER 31
	2015	2014	Change	%
Revenues:
Rental Revenue	$6,027	5,868	159	2.7%
Royalty and Rents	1,638	1,320	318	24.1%
Revenue-Reimbursements	1,158	1,114	44	3.9%
Total Revenues	8,823	8,302	521	6.3%

Cost of operations:
Depreciation/Depletion/Amortization	1,896	1,883	13	0.7%
Operating Expenses	973	914	59	6.5%
Environmental remediation recovery	(3000)	—	(3,000)	*
Property Taxes	1,118	1,095	23	2.1%
Mgmt Co Allocation-In	504	352	152	43.2%
Corporate Expense	732	794	(62)	-7.8%
Corp Mgmt fee not alloc. to discontinued operations	—	919	(919)	-100.0%
Total cost of operations	2,223	5,957	(3,734)	-62.7%

Total operating profit	6,600	2,345	4,255	181.4%

Interest Income and other	1	—	1	*
Interest Expense	(481)	(445)	(36)	8.1%
Equity in loss of joint ventures	(54)	(30)	(24)	80.0%
Gain (loss) on investment land sold	6,286	(17)	6,303	*

Income before income taxes	12,352	1,853	10,499	566.6%
Provision for income taxes	4,879	722	4,157	575.8%
Income from continuing operations	7,473	1,131	6,342	560.7%

Gain from discontinued operations, net	—	1,663	(1,663)	(100.0)%

Net income	$7,473	2,794	4,679	167.5%

* Not meaningful

Income from continuing operations for the first quarter of fiscal 2016 was $7,473,000 or $.76 per share versus $1,131,000 or $.12 per share in the first quarter last year. This first quarter of fiscal 2016 benefited from a gain on land sale of $6,286,000 plus income of $3,000,000 from the settlement of environmental claims resulting in a positive impact of $.57 per share of income from continuing operations. Total revenues were up $521,000, or 6.3%, versus the same quarter last year. Excluding the positive impact of the environmental settlement this quarter ($3 million) and the negative impact of corporate costs not allocated to discontinued operations in the first quarter last year ($919,000), consolidated total operating profit was up 10.3%.

Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and we currently have no other discontinued operations being reported. In the quarter we received no benefit to after tax net income versus a $1,663,000 benefit in the same quarter last year. GAAP accounting rules do not allow corporate overhead expense to be allocated to a discontinued operation of the Company which resulted in the first quarter of fiscal 2015 including an additional $919,000 of corporate overhead expense to the Company that was associated with the discontinued transportation operations.

Asset Management Segment Results

Highlights of the First Quarter 2016:

  Revenue up $158,000, or 2.3%, over the same quarter last year due to the addition of income producing square feet to our portfolio.
  Operating profit was down $76,000, or 2.5%, over the same quarter last year.

	Three months ended December 31
(dollars in thousands)	2015	%	2014	%	Change	%

Rental revenue	$5,908	85.4%	5,744	85.0%	164	2.9%
Revenue-reimbursements	1,007	14.6%	1,013	15.0%	(6)	-0.6%

Total revenue	6,915	100.0%	6,757	100.0%	158	2.3%

Depreciation, depletion and amortization	1,798	26.0%	1,786	26.4%	12	0.7%
Operating expenses	839	12.1%	675	10.0%	164	24.3%
Property taxes	659	9.5%	757	11.2%	(98)	-12.9%
Management company indirect	231	3.4%	153	2.3%	78	51.0%
Corporate expense	378	5.5%	300	4.4%	78	26.0%

Cost of operations	3,905	56.5%	3,671	54.3%	234	6.4%

Operating profit	$3,010	43.5%	3,086	45.7%	(76)	-2.5%

Total revenues in this segment were $6,915,000, up $158,000 or 2.3%, over the same quarter last year. The increase was due mainly to completion of the third build-to-suit in the middle of the same quarter last year and the acquisition of the Port Capital building in October offset by the lack of revenues ($138,000) from a building that vacated in January 2015 as a result of the tenant outgrowing the space. Cost of operations increased $234,000 due mainly to the reallocation of corporate expenses from the Mining Royalty Lands segment and an increase in operating expenses due primarily to transaction specific fees and costs (e.g. the 1031 exchange) partially offset by a reduction of $98,000 in property taxes due mainly to a successful appeal of taxes on the three build-to-suit buildings at our Patriot Business Park.

Mining Royalty Land Results

Highlights of the First Quarter 2016:

  Royalty and rents revenue were up $318,000, or 24%, as tons mined continued to increase at several of our locations.

	Three months ended December 31
(dollars in thousands)	2015	%	2014	%

Royalty and rents	$1,638	98.7%	1,320	98.2%
Revenue-reimbursements	21	1.3%	24	1.8%

Total revenue	1,659	100.0%	1,344	100.0%

Depreciation, depletion and amortization	34	2.0%	31	2.3%
Operating expenses	41	2.5%	55	4.1%
Property taxes	59	3.6%	58	4.3%
Corporate expense	55	3.3%	318	23.7%

Cost of operations	189	11.4%	462	34.4%

Operating profit	$1,470	88.6%	882	65.6%

Total revenues in this segment were $1,659,000, an increase of 23.4%, versus $1,344,000 in the same quarter last year as total tons mined at our locations increased by 29.0%. Total operating profit in this segment was $1,470,000, an increase of 66.7%, versus $882,000 in the first quarter of last year. Management periodically analyzes the amount of corporate and management company time spent on each segment and in the most recent analysis it was determined that less time was being spent on the mining segment versus prior years when management was working on mining related transactions, such as the Lake Louisa acquisition, and the spin-off, which benefited all segments of the business. As a result, the allocation of corporate expense to this segment was reduced and reallocated to our other two segments resulting in $263,000 less corporate expense in this quarter versus the same quarter last year.

Land Development and Construction Segment Results

Highlights of the First Quarter 2016:

  Entered into a $3,000,000 settlement of environmental claims against our former tenant at the Riverfront on the Anacostia property.
25

  Property taxes at our Anacostia location increased significantly contributing to a $120,000 increase in property taxes this quarter versus the same quarter last year.

	Three months ended December 31
(dollars in thousands)	2015	2014	Change

Rental revenue	$119	124	(5)
Revenue-reimbursements	130	77	53

Total revenue	249	201	48

Depreciation, depletion and amortization	64	66	(2)
Operating expenses	93	184	(91)
Environmental remediation recovery	(3,000)	—	(3,000)
Property taxes	400	280	120
Management company indirect	273	199	74
Corporate expense	299	176	123

Cost of operations	(1,871)	905	(2,776)

Operating loss	$2,120	(704)	2,824

The Land Development and Construction segment is responsible for managing and developing our non-income producing properties into income production. In this quarter, this segment successfully closed on the sale of Phase II of the Windlass Run residential land (a non-income producing property) for $11,288,000. Using $9,900,000 of the proceeds from that sale in a Section 1031 exchange, the Asset Management segment acquired the Port Capital building, a 91,218 square foot, 100% occupied, warehouse with first full year projected rental revenue of $594,000. In addition, construction of the 80,000 square foot spec warehouse at Hollander Business park will be completed during the second quarter of this fiscal year and, upon receipt of a Certificate of Occupancy, will be transferred to the Asset Management segment for lease-up. Lastly, management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. Management anticipates committing to develop Phase II of the Riverfront on the Anacostia project during this fiscal year at which time we will likely book a liability for the estimated incremental cost of remediation similar to what we booked with regards to Phase I.

Revenues for this segment were up $48,000 over last year’s first quarter due to higher real estate tax reimbursement from the ground lease at our Square 664E property in D.C. Costs of operating this segment (excluding the $3,000,000 positive benefit from the environmental settlement at Anacostia) were up $224,000 in the quarter driven primarily by higher property taxes at our Anacostia Phases II-IV property and the reallocation of corporate expenses from the Mining Royalty Lands segment.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of December 31, 2015, we had $2,837,000 borrowed under our $20 million revolver, $2,377,000 letters of credit and $14,786,000 available to borrow under the revolver. The Company closed on a $20 Million secured revolver with First Tennessee Bank on July 24, 2015 to provide additional liquidity for growth opportunities. As of December 31, 2015, there was $91,000 outstanding on the First Tennessee Bank revolver. First Tennessee has also committed to provide an additional $20 Million of secured financing to the Company on a ten year term loan amortizing on a twenty five (25) year basis and we anticipate closing on this loan during calendar 2016.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three Months Ended December 31,
	2015	2014
Total cash provided by (used for):
Operating activities	$5,828	6,359
Investing activities	(630)	(4,048)
Financing activities	(5,617)	(2,429)
Decrease in cash and cash equivalents	$(419)	(118)

Outstanding debt at the beginning of the period	$48,685	55,956
Outstanding debt at the end of the period	$42,099	54,438

Operating Activities - Net cash provided by operating activities decreased $531,000 to $5,828,000 for the three months ended December 31, 2015. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment decreased $1,585,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. The current period includes $408,000 more cash used to reduce accounts payable and accrued liabilities. The current period includes $4,434,000 larger increases to deferred and current income tax payables due to a 1031 exchange and other timing differences. Income and net cash from discontinued operations provided $2,347,000 benefit to the same period last year.

Investing Activities - For the first three months ended December 31, 2015, cash required by investing activities decreased $3,418,000 to $630,000. The prior period discontinued operations cash required was $2,193,000 higher. Cash required by investing activities for continuing operations decreased $1,215,000 due to increased construction activity in the prior period. Proceeds from the sale of the Windlass Run

Residential Phase 2 property of $11,288,000 was used in a tax deferred reverse Section 1031 exchange to acquire the Port Capital property for a total purchase price of $9,900,000.

Financing Activities – For the first three months ended December 31, 2015, cash required by financing activities was $5,617,000 versus $2,429,000 in the first three months ended December 31, 2014. The prior period discontinued operations cash provided was $1,256,000 higher. Cash required by financing activities for continuing operations was $4,444,000 higher in the current period primarily due to payments on the revolver.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of December 31, 2015, there was $2,837,000 outstanding on the revolver, $2,377,000 letters of credit and $14,786,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of December 31, 2015, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $79 million combined. The Company was in compliance with all covenants as of December 31, 2015.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of December 31, 2015, there was $91,000 outstanding on the revolver. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. We expect to close on the ten year term loan during calendar 2016. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first three months of fiscal 2016 the Company did not repurchase any shares of stock. As of December 31, 2015, $5,000,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its fiscal 2016 capital expenditures to include approximately $24,800,000 for real estate development, of which $10,539,000 has been expended to date, which will be funded mostly out of cash generation from operations and partly from borrowings under our credit facilities.

Summary and Outlook. We are focused on building shareholder value through our real estate holdings - mainly by growing our portfolio through the conversion of our non-income producing assets into income production. This strategy is two pronged in that we (i) sell land that is not conducive to warehouse/office development and use the proceeds to acquire existing income producing warehouse/office buildings (typically in a Section 1031 exchange) and (ii) construct new warehouse/office buildings on existing pad sites in our developed business parks. Over the past five years, we have converted 172 acres of non-income producing land into 766,216 square feet of income producing properties with estimated FY 2016 rental revenues of $5,115,000. We saw another quarter of real improvement in mining royalties due mainly to increased volumes at most of our locations and, barring another major economic downturn in the US, we are confident that trend will continue for the foreseeable future.

During the remainder of fiscal 2016, we expect to spend approximately $4 million on the construction of a new bulk head at the Square 664E property in anticipation of future high-rise development and continue working with our JV partner, MRP, to complete the construction of Phase I of Riverfront on the

Anacostia (now named Dock 79) and to continue planning for the commencement of Phase II.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this press release are adjusted operating profit and net operating income (NOI). FRP uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and we currently have no other discontinued operations being reported. GAAP accounting rules do not allow corporate overhead expenses to be allocated to a discontinued operation of the Company; thus, those corporate expenses attributable to the transportation business prior to the spin-off are charged to the Company as part of continuing operations.

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the corporate expense not allocated to discontinued operations and the environmental remediation recovery. Adjusted operating profit is presented to provide additional perspective on underlying trends in FRP’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

Adjusted Operating Profit	Three months ended
	December 31,
	2015	2014	Change	%
Operating profit	$6,600	2,345	4,255	181.4%
Adjustments:
Environmental remediation recovery	(3,000)	—
Corporate costs not allocated to discontinued operations	—	919
Adjusted Operating profit	$3,600	3,264	336	10.3%

Net Operating Income Reconciliation
Three months ending 12/31/15 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 1,535	5,054	884	—	7,473
Income Tax Allocation	1,003	3,298	578	—	4,879
Inc. from continuing operations before income taxes	2,538	8,352	1,462	—	12,352

Less:
Gains on investment land sold	9	6,277
Other income	—	1
Unrealized rents	13	—
Lease intangible rents	14	—
Plus:
Equity in loss of Joint Venture	—	45
Interest Expense	481	—
Depreciation/Amortization	1,798	64
Management Co. Indirect	231	273
Allocated Corporate Expenses	378	299

Net Operating Income	$ 5,390	2,755

Net Operating Income Reconciliation
Three months ending 12/31/14 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 1,635	(452)	509	(561)	1,131
Income Tax Allocation	1,046	(291)	325	(358)	722
Inc. from continuing operations before income taxes	2,681	(743)	834	(919)	1,853

Less:
Lease intangible rents	12	—
Plus:
Loss on investment land sold	—	17
Unrealized rents	45	—
Equity in loss of Joint Venture	—	22
Interest Expense	405	—
Depreciation/Amortization	1,786	66
Management Co. Indirect	153	199
Allocated Corporate Expenses	300	176

Net Operating Income (loss)	$ 5,358	(263)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2015 was 1.4%. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing margin at December 31, 2015 with First Tennessee Bank was 1.9%.

At December 31, 2015 a 1% increase in the current per annum interest rate would result in $29,280 of additional interest expense during the next 12 months under the Wells Fargo and First Tennessee Bank Credit Agreements. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreements and that the principal amount under the Credit Agreements is the amount outstanding as of December 31, 2015. The calculation, therefore, does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, which we may take in response to any rate increase.

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

As of December 31, 2015, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October	—	$—	—	$5,000,000

November 1
Through
November 30	—	$—	—	$5,000,000

December 1
Through
December 31	—	$—	—	$5,000,000

Total	—	$	—

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

FRP Holdings, Inc.

Date: February 4, 2016	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2015

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