Form 10-Q
period 2016-03-31
FRP HOLDINGS, INC.
filed 2016-05-05
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, $.10 par value	9,863,800 shares
per share

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31	September 30
Assets:	2016	2015
Real estate investments at cost:
Land	$104,678	102,347
Buildings and improvements	182,135	174,820
Projects under construction	5,792	4,129
Total investments in properties	292,605	281,296
Less accumulated depreciation and depletion	77,361	74,091
Net investments in properties	215,244	207,205

Real estate held for investment, at cost	7,306	7,306
Real estate held for sale, at cost	—	4,826
Investment in joint ventures	19,225	19,010
Net real estate investments	241,775	238,347

Cash and cash equivalents	—	419
Cash held in escrow	1,175	—
Accounts receivable	811	778
Federal and state income taxes receivable	—	393
Unrealized rents	4,933	4,817
Deferred costs	7,173	7,449
Other assets	275	275
Total assets	$256,142	252,478

Liabilities:
Line of credit payable	$1,044	8,494
Secured notes payable, current portion	4,315	4,180
Secured notes payable, less current portion	33,820	36,011
Accounts payable and accrued liabilities	1,966	3,456
Environmental remediation liability	40	51
Bank overdraft	618	—
Federal and state income taxes payable	788	—
Deferred revenue	430	1,060
Deferred income taxes	17,388	14,541
Deferred compensation	1,488	1,400
Deferred lease intangible, net	25	45
Tenant security deposits	986	898
Total liabilities	62,908	70,136

Commitments and contingencies (Note 8)

Shareholders’ Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,863,800 and 9,791,770 shares issued and outstanding, respectively	986	979
Capital in excess of par value	51,464	49,872
Retained earnings	140,790	131,497
Accumulated other comprehensive loss, net	(6)	(6)
Total shareholders’ equity	193,234	182,342
Total liabilities and shareholders’ equity	$256,142	252,478

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2016	2015	2016	2015
Revenues:
Rental revenue	$6,089	5,879	12,116	11,747
Royalty and rents	1,756	1,315	3,394	2,635
Revenue – reimbursements	1,770	1,754	2,928	2,868
Total Revenues	9,615	8,948	18,438	17,250

Cost of operations:
Depreciation, depletion and amortization	1,929	1,878	3,825	3,761
Operating expenses	1,531	1,755	2,504	2,669
Environmental remediation recovery	—	—	(3,000)	—
Property taxes	1,142	1,234	2,260	2,329
Management company indirect	496	442	1,000	794
Corporate expenses (Note 4 Related Party)	1,008	1,480	1,740	3,193
Total cost of operations	6,106	6,789	8,329	12,746

Total operating profit	3,509	2,159	10,109	4,504

Interest income	1	—	2	—
Interest expense	(415)	(620)	(896)	(1,065)
Equity in loss of joint ventures	(86)	(150)	(140)	(180)
Gain (Loss) on investment land sold	—	(3)	6,286	(20)

Income from continuing operations before income taxes	3,009	1,386	15,361	3,239
Provision for income taxes	1,189	541	6,068	1,263
Income from continuing operations	1,820	845	9,293	1,976

Gain from discontinued transportation operations, net of taxes	—	516	—	2,179

Net income	$1,820	1,361	9,293	4,155

Comprehensive net income	$1,820	1,361	9,293	4,155

Earnings per common share:
Income from continuing operations-
Basic	$0.18	0.09	0.95	0.20
Diluted	$0.18	0.09	0.94	0.20
Discontinued operations-
Basic	$—	0.05	—	0.23
Diluted	$—	0.05	—	0.22
Net Income-
Basic	$0.18	0.14	0.95	0.43
Diluted	$0.18	0.14	0.94	0.42

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,853	9,749	9,828	9,730
-diluted earnings per common share	9,893	9,818	9,873	9,813

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands) (Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$9,293	4,155
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from discontinued operations, net	—	(2,179)
Depreciation, depletion and amortization	3,957	3,851
Deferred income taxes	2,847	1,583
Equity in loss of joint ventures	140	180
(Gain) Loss on sale of equipment and property	(6,286)	120
Stock-based compensation	515	754
Net changes in operating assets and liabilities:
Accounts receivable	(33)	146
Deferred costs and other assets	(522)	(180)
Accounts payable and accrued liabilities	(2,131)	(2,828)
Income taxes payable and receivable	1,181	(2,348)
Other long-term liabilities	156	33
Net cash provided by operating activities of continuing operations	9,117	3,287
Net cash provided by operating activities of discontinued operations	—	4,984
Net cash provided by operating activities	9,117	8,271

Cash flows from investing activities:
Investments in properties	(11,495)	(2,429)
Investment in joint ventures	(359)	(311)
Cash held in escrow	(1,175)	35
Proceeds from the sale of real estate held for investment and properties	11,297	—
Net cash used in investing activities of continuing operations	(1,732)	(2,705)
Net cash used in investing activities of discontinued operations	—	(2,694)
Net cash used in investing activities	(1,732)	(5,399)

Cash flows from financing activities:
Increase in bank overdrafts	618	—
Repayment of long-term debt	(2,056)	(3,409)
Proceeds from borrowing on revolving credit facility	14,763	15,123
Payment on revolving credit facility	(22,213)	(14,182)
Excess tax benefits from exercises of stock options	—	730
Exercise of employee stock options	1,084	175
Net cash used in financing activities of continuing operations	(7,804)	(1,563)
Net cash used in financing activities of discontinued operations	—	(1,631)
Net cash used in financing activities	(7,804)	(3,194)

Net decrease in cash and cash equivalents	(419)	(322)
Cash and cash equivalents at beginning of period	419	1,013
Cash and cash equivalents at end of the period	$—	691

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”), subsequent to the completed spin-off (the “Spin-off”) of our transportation assets into a new, publicly traded entity, Patriot Transportation Holding, Inc. (“Patriot”; stock symbol “PATI”) effective January 30, 2015. As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation that cannot receive any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s consolidated income statements herein. Our investment in the 50% owned Brooksville Joint Venture and in the Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2015.

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

Our Mining Royalty Lands segment stays the same, but based on our strategic review the Developed Property Rentals segment has been broken down into an Asset Management segment and a Land Development and Construction segment to reflect how management now evaluates the real estate activities previously presented in the Developed Property Rentals segment. The Asset Management segment contains all the developed buildings capable of producing current rental income; the Land Development and Construction segment contains the remaining developable land not yet developed to its eventual highest and best use potential where the Company's focus is to add further entitlements, construct vertical improvements or market the property to third parties all in an effort to bring such property to income producing status or realization of its fair market value through sales or exchange. This Land Development and Construction segment is generally in a pre-income production state where objectives are long term capital investment for eventual production of long-term rental streams or capital investment to achieve highest potential market value for sale to third parties.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. As the Company is primarily a lessor the adoption of this guidance is not expected to have a material impact its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating early adoption of this accounting guidance.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues:
Asset management	$7,574	7,330	14,489	14,087
Mining royalty lands	1,778	1,335	3,437	2,679
Land development and construction	263	283	512	484
	9,615	8,948	18,438	17,250

Operating profit:
Before corporate expenses:
Asset management	$3,423	3,187	6,811	6,573
Mining royalty lands	1,649	1,191	3,174	2,391
Land development and construction	(555)	(739)	1,864	(1,267)
Corporate expenses:
Allocated to asset management	(520)	(497)	(898)	(797)
Allocated to mining royalty	(75)	(526)	(130)	(844)
Allocated to land development and construction	(413)	(295)	(712)	(471)
Unallocated to discontinued operations	—	(162)	—	(1,081)
	(1,008)	(1,480)	(1,740)	(3,193)
	$3,509	2,159	10,109	4,504

Interest expense:
Asset management	$415	620	896	1,065

Depreciation, depletion and amortization:
Asset management	$1,835	1,776	3,633	3,562
Mining royalty lands	31	30	65	61
Land development and construction	63	72	127	138
	$1,929	1,878	3,825	3,761

Capital expenditures:
Asset management	$473	382	9,710	1,287
Mining royalty lands	4	—	4	—
Land development and construction	479	309	1,781	1,142
	$956	691	11,495	2,429

	March 31,	September 30,
Identifiable net assets	2016	2015

Asset management	$157,566	151,023
Mining royalty lands	39,479	39,300
Land development and construction	57,365	60,682
Cash items	1,175	419
Unallocated corporate assets	557	1,054
	$256,142	252,478

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

The consolidated statements of income reflects charges and/or allocations from Patriot for these services of $406,000 and $643,000 for the three months ended March 31, 2016 and 2015, and $792,000 and $1,437,000 for the six months ended March 31, 2016 and 2015, respectively.

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

As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation and thus is not allowed any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the Spin-off is included in “corporate expense” on the Company’s consolidated income statements. The consolidated statements of income reflect charges and/or allocation for these services of $162,000 and $1,081,000 for the three and six months ended March 31, 2015.

(5) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	March 31,	September 30,
	2016	2015
Revolving credit agreements	$1,044	8,494
5.6% to 7.9% mortgage notes
due in installments through 2027	38,135	40,191
	39,179	48,685
Less portion due within one year	4,315	4,180
	$34,864	44,505

On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of March 31, 2016, there was $415,000 outstanding on the Company’s new credit facility, $2,796,000 letters of credit commitment and $16,789,000 available for borrowing. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of March 31, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $81 million combined. The Company was in compliance with all covenants as of March 31, 2016.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. As of March 31, 2016, there was $629,000 outstanding on the revolver. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

During the three months ended March 31, 2016 and March 31, 2015 the Company capitalized interest costs of $242,000 and $248,000, respectively. During the six months ended March 31, 2016 and March 31, 2015 the Company capitalized interest costs of $464,000 and $569,000, respectively.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2016, the carrying amount and fair value of such long-term debt was $38,135,000 and $41,576,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,853	9,749	9,828	9,730

Common shares issuable under
share based payment plans
which are potentially dilutive	40	69	45	83

Common shares used for diluted
earnings per common share	9,893	9,818	9,873	9,813

Income from continuing operations	$1,820	845	9,293	1,976
Discontinued operations	—	516	—	2,179
Net income	$1,820	1,361	9,293	4,155

Basic earnings per common share:
Income from continuing operations	$0.18	0.09	0.95	0.20
Discontinued operations	0.00	0.05	0.00	0.23
Net income	$0.18	0.14	0.95	0.43

Diluted earnings per common share:
Income from continuing operations	$0.18	0.09	0.94	0.20
Discontinued operations	0.00	0.05	0.00	0.22
Net income	$0.18	0.14	0.94	0.42

For the three and six months ended March 31, 2016, 72,090 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2015, 56,110 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 8 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 384,430 at March 31, 2016.

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

The Company recorded the following stock compensation expense (including unallocated to Patriot in periods prior to the Spin-off) in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2016	2015	2016	2015
Stock option grants	$31	46	103	218
Annual director stock award	412	536	412	536
	$443	582	515	754

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2015	305,750	$21.90	5.9	$2,738
Granted	21,540	$31.15		$272
Exercised	(58,830)	$18.42		$(438)
Outstanding at
March 31, 2016	268,460	$23.40	6.1	$2,572
Exercisable at
March 31, 2016	190,613	$22.19	5.2	$1,653
Vested during
six months ended
March 31, 2016	35,596			$341

The aggregate intrinsic value of exercisable in-the-money options was $2,557,000 and the aggregate intrinsic value of outstanding in-the-money options was $3,275,000 based on the market closing price of $35.60 on March 31, 2016 less exercise prices.

The realized tax benefit to the Company or Patriot from options exercised in the six months ended March 31, 2016 was $323,000. The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2016 was $385,000, which is expected to be recognized over a weighted-average period of 3.8 years. Gains of $835,000 were realized by option holders during the six months ended March 31, 2016.

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

Preliminary testing on the site of the Company's four phase master development known as RiverFront on the Anacostia in Washington, D.C. indicated the presence of contaminated material that will have to be specially handled upon excavation in conjunction with construction. The Company has agreed with our joint venture partner to bear the cost of handling the contaminated materials on the first phase of this development up to a cap of $1.871 million. We recorded an expense in the fourth quarter of fiscal 2012 of $1,771,000 for this environmental remediation liability which is the lower end of the range of estimates. As of March 31, 2016, the excavation and foundation work for Phase 1 were substantially complete; thus, the bulk of the remediation expenses have been incurred. Management believes the total cost for remediation on Phase 1 will be approximately $1.9 million. The Company has no obligation to remediate this contamination on Phases II, III and IV of the development until such time as it makes a commitment to commence construction on each phase. During the quarter ending December 31, 2015, management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims on all four phases against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. Management anticipates committing to develop Phase II of the Riverfront on the Anacostia project during this fiscal year at which time we will likely book a liability for the estimated incremental cost of remediation similar to what we booked with regards to Phase I.

(9) Concentrations. With the completion and occupancy of the 3rd build to suit for the same tenant at Patriot Business Park in the first quarter of fiscal 2015 this particular tenant accounted for 11.6% of the Company’s consolidated revenues during the six months ended March 31, 2016. The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 12.4% of the Company’s consolidated revenues in the six months ended March 31, 2016 and $163,000 of accounts receivable at March 31, 2016. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with First Tennessee Bank. At times, such amounts may exceed FDIC limits.

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

As of March 31, 2016 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. At March 31, 2016 and 2015, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items. The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities.

(11) Unusual or Infrequent Items Impacting Quarterly Results. Operating profit includes expenses of $107,000 and $307,000 in the second quarter and six months respectively of fiscal 2015 for nonrecurring costs related to the Spin-off.

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

Other income for the six months ended March 31, 2016 includes a loss of $120,000 representing the Company’s portion of the loss of this joint venture due primarily to expenses incurred in the joint venture with respect to depreciation on the bulkhead, audit fees, and advertising expense.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now owned by Vulcan Materials Company) to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2022 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2,430,000. Capital contributions of $2,397,000 have been made by each party as of March 31, 2016. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the six months ended March 31, 2016 includes a loss of $20,000 representing the Company’s portion of the loss of this joint venture. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project, and zoning for the Project was obtained from Hernando County in August 2012. We will continue to monitor the residential market in Hernando County and pursue opportunities to partner with a master community developer or major homebuilder to commence construction when the market dictates.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership
			(Unaudited)	(Unaudited)
As of March 31, 2016
Riverfront Holdings I, LLC	76.91%	$ 11,705	$ 62,913	$ (143)	$ (120)
Brooksville Quarry, LLC	50.00%	7,520	14,351	(40)	(20)
Total		$ 19,225	$ 77,264	$ (183)	$ (140)

As of September 30, 2015
Riverfront Holdings I, LLC	76.91%	$ 11,517	$ 40,970	$ (108)	$ (105)
Brooksville Quarry, LLC	50.00%	7,493	14,336	(80)	(40)
Total		19,010	$ 55,306	$ (188)	$ (145)

The amount of consolidated retained earnings for these joint ventures was $476,000 and $389,000 as of March 31, 2016 and September 30, 2015, respectively.

Summarized Unaudited Financial Information for the Investments in Joint Ventures (in thousands):

	As of
	3/31/2016	9/30/2015

Cash	$65	61
Cash held in escrow	434	3,420
Amortizable Debt Costs	1,386	1,593
Investments in real estate, net	75,379	50,232
Total Assets	$77,264	55,306

Other Liabilities	$8,149	6,969
Long-term Debt	37,556	17,000
Capital – FRP	19,225	19,010
Capital - Third Parties	12,334	12,327
Total Liabilities and Capital	$77,264	55,306

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

The results of operations associated with discontinued operations for the three and six month periods ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue	$—	10,083	—	41,800

Cost of operations	—	9,230	—	38,195
Operating profit	—	853	—	3,605
Interest expense	—	(7)	—	(33)
Income before income taxes	—	846	—	3,572
Provision for income taxes	—	330	—	1,393
Income from discontinued operations	$—	516	—	2,179

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

(14) Port Capital Property Acquisition. On October 19, 2015, the Company purchased for approximately $9.9 million, 7700 Port Capital Drive in Elkridge, Maryland which consists of 1 building on 6.39 acres totaling 91,218 square feet plus approximately 29,558 square feet of mezzanine space. The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the property, through the use of a third party valuation, based upon the fair value of the assets acquired, consisting of land, buildings and intangible assets, including in-place leases. The deferred leasing intangible asset is recorded within Deferred Costs in the consolidated balance sheets. The value of the in-place lease intangibles will be charged to amortization expense over the remaining lease terms.

The Company will recognize the amortization related to the Port Capital Drive property intangible assets according to the following schedule (in thousands):

In-place
Leases
Initial Values	$1,126
Annual Amortization:
2016	$104
2017	114
2018	114
2019	114
2020	114
2021-2025	566

(15) Subsequent Events. During the 2nd quarter, we entered into an agreement with a substantial Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) resulting in an initial cash distribution of $2,130,232 to FRP on or about May, 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space.

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

Overview – This section provides management's discussion and analysis of the financial condition and results of operations of FRP Holdings, Inc. for the quarter ended March 31, 2016 as well as the first six months of fiscal year 2016.

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

Our Mining Royalty Lands segment remains unaffected, but our former Developed Property Rentals segment has been broken down into an Asset Management segment and a Land Development and Construction segment to reflect how management now evaluates the real estate activities previously presented in the Developed Property Rentals segment. The Asset Management segment contains all the developed buildings capable of producing current rental income. The Land Development and Construction segment contains the remaining developable land that is generally in a pre-income production state where objectives are long term capital investment in an effort to bring such property to income producing status or realization of its fair market value through sales or exchange.

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

Asset Management segment – six months ended	March 31, 2016	March 31, 2015
Revenues	$14,489,000	$14,087,000
Net Operating Income (Cash Basis)	$10,832,000	10,453,000
Occupied square feet	3,348,112	3,198,200
Overall occupancy rate	90.7%	88.8%
Average annual occupied square feet	3,355,765	3,273,682
Average annual occupancy rate	90.9%	91.4%
Portfolio square feet	3,693,377	3,602,159
Retention Success rate	67%	71%

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

Significant “2nd life” Mining Lands:

Location	Acreage	Status
Brooksville, FL	4,280 +/-	Development of Regional of Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,993 +/-	Approval in place for 105, 1 acre, waterfront residential lots after mining completed.
Gulf Hammock,FL	1,600 +/-	Currently on the market for $4.5 million
Total	7,873 +/-

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

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional approximately 974,930 sq.ft. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	20	266,530	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	17.5 (50% interest)	164,500 (50% interest)	Company owns a 50% interest in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft..
Patriot Business Center, Manassas, VA	24	198,150	Horizontal development completed. Ready for vertical permitting.
Hollander 95 Business Park, MD	33	345,750	Horizontal development completed. Construction in progress on 79,550 sq. ft. warehouse/office building with the balance of the land ready for vertical permitting.
Total	94.5	974,930

We completed a third build-to-suit building for the same tenant at our Patriot Business Park and transferred that asset to the Asset Management segment on or about November 2014 when the building was approved for occupancy. Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert 3 of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We are now under construction on a 79,550 square foot spec building at Hollander Business Park. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us. In April, 2016 we entered into a joint venture agreement to develop 12 office buildings on our remaining lots at Windlass Run and on adjacent frontage property owned by St. John Properties.

In addition to the inventory of finished building lots, we have several other properties that were either spun-off to us from Florida Rock Industries in 1986 or acquired by us from unrelated 3rd parties.  These properties, as a result of our “highest and best use” studies, are being prepared for income generation through sale or joint venture with third parties, and in certain cases we are leasing these properties on an interim basis for an income stream while we wait for the development market to mature.

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

An example of property in this segment being developed through joint venture is Phase I of our RiverFront on the Anacostia project which was contributed to a joint venture with MRP in 2014 and is now under construction as a 305 unit apartment building including 18,000 sq. ft. of ground floor retail.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phase I	2.1	Phase I under construction	$11,705,000
Riverfront on the Anacostia Phases II-IV	3.7	Phase II design approval plans to be submitted to Zoning Commission prior to December, 2016.	$10,524,000
Hampstead Trade Center, MD	117	Residential studies ongoing	$7,169,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$4,708,000
Total	125		$34,106,000

RIVERFRONT ON THE ANACOSTIA:

This property consists of 5.8 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC.  Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been re-zoned for the construction of approximately 1.1M square feet of “mixed-use” development in four phases.  In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space.  Lease up is expected to commence in 2016 and continue through 2017. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses. In accordance with our Master Planned Unit Development (PUD) approval, the next step for development of Phase II requires us to submit plans to the Zoning Commission for final design approval within two years of issuance of the construction permit for Phase I (i.e. by December of 2016).

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

Comparative Results of Operations for the Three months ended March 31, 2016 and 2015

Consolidated Results

	THREE MONTHS ENDED
	MARCH 31
	2016	2015	Change	%
Revenues:
Rental Revenue	$6,089	5,879	210	3.6%
Royalty and Rents	1,756	1,315	441	33.5%
Revenue-Reimbursements	1,770	1,754	16	0.9%
Total Revenues	9,615	8,948	667	7.5%

Cost of operations:
Depreciation/Depletion/Amortization	1,929	1,878	51	2.7%
Operating Expenses	1,531	1,755	(224)	-12.8%
Property Taxes	1,142	1,234	(92)	-7.5%
Mgmt Co Allocation-In	496	442	54	12.2%
Corporate Expense	1,008	1,318	(310)	-23.5%
Corp Mgmt fee not alloc. to discontinued operations	—	162	(162)	-100.0%
Total cost of operations	6,106	6,789	(683)	-10.1%

Total operating profit	3,509	2,159	1,350	62.5%

Interest Income and other	1	—	1	0.0%
Interest Expense	(415)	(620)	205	-33.1%
Equity in loss of joint ventures	(86)	(150)	64	-42.7%
Gain (loss) on investment land sold	—	(3)	3	-100.0%

Income before income taxes	3,009	1,386	1,623	117.1%
24

Provision for income taxes	1,189	541	648	119.8%
Income from continuing operations	1,820	845	975	115.4%

Gain from discontinued operations, net	—	516	(516)	(100.0)%

Net income	$1,820	1,361	459	33.7%

Income from continuing operations for the second quarter of fiscal 2016 was $1,820,000 or $.18 per share versus $845,000 or $.09 per share in the second quarter last year. Total revenues were up $667,000, or 7.5%, versus the same quarter last year with total cost of operations down $683,000, or 10.1%. Consolidated total operating profit increased by $1,350,000, or 62.5%, to $3,509,000 this quarter.

During fiscal 2015, management analyzed the amount of corporate and management company time likely to be spent on our segments going forward and, as a result, the allocation of corporate expense to the Mining Royalty Lands segment was reduced and reallocated to our other two segments (the “Reallocation”).

The Company enjoyed another successful quarter in both of our income producing segments. Compared to last year’s 2nd quarter, our Mining Royalty Lands segment grew operating profit (excluding the benefit from the Reallocation) by 68.9% while our Asset Management segment grew operating profit by 7.9%.

Asset Management Segment Results

Highlights of the Second Quarter 2016:

  Revenue up $244,000, or 3.3%, over the same quarter last year due to the addition of income producing square feet to our portfolio.
  Operating profit was up $213,000, or 7.9%, over the same quarter last year.

	Three months ended March 31
(dollars in thousands)	2016	%	2015	%	Change	%

Rental revenue	$5,958	78.7%	5,755	78.5%	203	3.5%
Revenue-reimbursements	1,616	21.3%	1,575	21.5%	41	2.6%

Total revenue	7,574	100.0%	7,330	100.0%	244	3.3%

Depreciation, depletion and amortization	1,835	24.2%	1,776	24.2%	59	3.3%
Operating expenses	1,430	18.9%	1,526	20.8%	(96)	-6.3%
Property taxes	662	8.7%	696	9.5%	(34)	-4.9%
Management company indirect	224	3.0%	145	2.0%	79	54.4%
Corporate expense	520	6.9%	497	6.8%	23	4.6%

Cost of operations	4,671	61.7%	4,640	63.3%	31	0.7%

Operating profit	$2,903	38.3%	2,690	36.7%	213	7.9%

Total revenues in this segment were $7,574,000, up $244,000 or 3.3%, over the same quarter last year. Net Operating Income in this segment for the 2nd quarter was $5,442,000, compared to $5,095,000 in the 2nd quarter last year, an increase of 6.8%. The increase was mainly due to the completion of the third build-to-suit at Patriot Business Park in the middle of the 2nd quarter last year and the acquisition of the Port Capital building in Baltimore in October of 2015. We ended this quarter with total occupied square feet of 3,348,112 versus 3,198,200 at the end of the 2nd quarter last year, an increase of 4.7% or 149,912 square feet.

During the quarter, the Company identified an opportunistic purchase opportunity and entered into a purchase agreement to buy the Gilroy Road building located in Hunt Valley, MD, for a purchase price of $8,850,000. The Gilroy Road building is a 113,386 sq.ft. warehouse that is currently 100% occupied. The contract is in the feasibility study phase and is subject to multiple contingencies before the parties are obligated to close.

Mining Royalty Land Results

Highlights of the Second Quarter 2016:

  Royalty and rents revenue were up $441,000, or 33.5%, as tons mined continued to increase at several of our locations.

	Three months ended March 31
(dollars in thousands)	2016	%	2015	%

Royalty and rents	$1,756	98.8%	1,315	98.5%
Revenue-reimbursements	22	1.2%	20	1.5%

Total revenue	1,778	100.0%	1,335	100.0%

Depreciation, depletion and amortization	31	1.8%	30	2.3%
Operating expenses	39	2.2%	59	4.4%
Property taxes	59	3.3%	55	4.1%
Corporate expense	75	4.2%	526	39.4%

Cost of operations	204	11.5%	670	50.2%

Operating profit	$1,574	88.5%	665	49.8%

Total revenues in this segment were $1,778,000, an increase of 33.2%, versus $1,335,000 in the same quarter last year due to an increase in tons shipped. Total operating profit in this segment was $1,574,000, an increase of $909,000 (inclusive of a $451,000 benefit from the Reallocation), versus $665,000 in the second quarter of last year.

Land Development and Construction Segment Results

Highlights of the Second Quarter 2016:

  Expenses were lower due to the same quarter last year including a retroactive property tax assessment increase and exploratory work related to potential repairs to be made to the bulkhead on the 664E property.

	Three months ended March 31
(dollars in thousands)	2016	2015	Change

Rental revenue	$131	124	7
Revenue-reimbursements	132	159	(27)

Total revenue	263	283	(20)

Depreciation, depletion and amortization	63	72	(9)
Operating expenses	62	170	(108)
Property taxes	421	484	(63)
Management company indirect	272	296	(24)
Corporate expense	413	295	118

Cost of operations	1,231	1,317	(86)

Operating loss	$(968)	(1,034)	66

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production. Construction of the 79,550 square foot spec warehouse at Hollander Business park will be completed during the third quarter of this fiscal year and, upon receipt of a Certificate of Occupancy, will be transferred to the Asset Management segment for lease-up.

During the 2nd quarter, we entered into an agreement with a substantial Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) resulting in an initial cash distribution of $2,130,232 to FRP on or about May, 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space.

Comparative Results of Operations for the Six months ended March 31, 2016 and 2015

Consolidated Results

	SIX MONTHS ENDED
	MARCH 31
	2016	2015	Change	%
Revenues:
Rental Revenue	$12,116	11,747	369	3.1%
Royalty and Rents	3,394	2,635	759	28.8%
Revenue-Reimbursements	2,928	2,868	60	2.1%
Total Revenues	18,438	17,250	1,188	6.9%
27

Cost of operations:
Depreciation/Depletion/Amortization	3,825	3,761	64	1.7%
Operating Expenses	2,504	2,669	(165)	-6.2%
Environmental remediation recovery	(3,000)	—	(3,000)	—
Property Taxes	2,260	2,329	(69)	-3.0%
Mgmt Co Allocation-In	1,000	794	206	25.9%
Corporate Expense	1,740	2,112	(372)	-17.6%
Corp Mgmt fee not alloc. to discontinued operations	—	1,081	(1,081)	-100.0%
Total cost of operations	8,329	12,746	(4,417)	-34.7%

Total operating profit	10,109	4,504	5,605	124.4%

Interest Income and other	2	—	2	—
Interest Expense	(896)	(1,065)	169	-15.9%
Equity in loss of joint ventures	(140)	(180)	40	-22.2%
Gain (loss) on investment land sold	6,286	(20)	6,306	—

Income before income taxes	15,361	3,239	12,122	374.3%
Provision for income taxes	6,068	1,263	4,805	380.4%
Income from continuing operations	9,293	1,976	7,317	370.3%

Gain from discontinued operations, net	—	2,179	(2,179)	(100.0)%

Net income	$9,293	4,155	5,138	123.7%

Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and we currently have no other discontinued operations being reported. For the six months ended March 31, 2016 we received no benefit to after tax net income versus a $2,179,000 benefit in the same period last year. Additionally, GAAP accounting rules do not allow corporate overhead expense to be allocated to a discontinued operation of the Company which resulted in the first six months of fiscal 2015 including $1,081,000 of corporate overhead expense to the Company that was associated with the discontinued transportation operations.

Income from continuing operations for the first six months of fiscal 2016 was $9,293,000 or $.94 per share versus $1,976,000 or $.20 per share in the first six months last year. The first six months of fiscal 2016 included $.57 per share from a gain on land sale of $6,286,000 and income of $3,000,000 from the settlement of environmental claims. The first six months of 2015 was negatively impacted by $.07 per share as a result of $1,081,000 of corporate costs not allocable to discontinued operations.

Total revenues were up $1,188,000, or 6.9%, versus the same period last year.

Consolidated adjusted total operating profit in the first six months of the year (excluding the positive impacts of the environmental settlement and the corporate expense not allocable to discontinued operations in the prior year) was up 27.3% over the same period last year (see table “Non-GAAP Financial Measures).

Asset Management Segment Results

Highlights of the First Six Months of 2016:

  Revenue was up $402,000, or 2.9%, over the same period last year due to the addition of income producing square feet to our portfolio.

	Six months ended March 31
(dollars in thousands)	2016	%	2015	%	Change	%

Rental revenue	$11,866	81.9%	11,499	81.6%	367	3.2%
Revenue-reimbursements	2,623	18.1%	2,588	18.4%	35	1.4%

Total revenue	14,489	100.0%	14,087	100.0%	402	2.9%

Depreciation, depletion and amortization	3,633	25.1%	3,562	25.3%	71	2.0%
Operating expenses	2,269	15.7%	2,201	15.7%	68	3.1%
Property taxes	1,321	9.1%	1,452	10.3%	(131)	-9.0%
Management company indirect	455	3.1%	299	2.1%	156	52.2%
Corporate expense	898	6.2%	797	5.6%	101	12.7%

Cost of operations	8,576	59.2%	8,311	59.0%	265	3.2%

Operating profit	$5,913	40.8%	5,776	41.0%	137	2.4%

Total revenues in this segment were $14,489,000, up $402,000 or 2.9%, over the same period last year. Net operating income in this segment for the period was $10,832,000, compared to $10,453,000 in the 2nd quarter last year, an increase of 3.6%. The increase was due mainly to completion of the third build-to-suit in the middle of the 2nd quarter last year and the acquisition of the Port Capital building in October of 2015.

Mining Royalty Land Results

Highlights of the First Six Months of 2016:

  Royalty and rents revenue were up $759,000, or 29%, as tons mined continued to increase at several of our locations.

	Six months ended March 31
(dollars in thousands)	2016	%	2015	%

Royalty and rents	$3,394	98.7%	2,635	98.4%
Revenue-reimbursements	43	1.3%	44	1.6%

Total revenue	3,437	100.0%	2,679	100.0%

Depreciation, depletion and amortization	65	1.9%	61	2.3%
Operating expenses	80	2.3%	114	4.3%
Property taxes	118	3.4%	113	4.2%
Corporate expense	130	3.8%	844	31.5%

Cost of operations	393	11.4%	1,132	42.3%

Operating profit	$3,044	88.6%	1,547	57.7%
29

Total revenues in this segment were $3,437,000, an increase of 28.3%, versus $2,679,000 in the same period last year due to an increase in tons shipped. Total operating profit in this segment was $3,044,000, an increase of $1,497,000 (inclusive of a $714,000 benefit from the Reallocation), versus $1,547,000 in the first six months of last year.

Land Development and Construction Segment Results

Highlights of the First Six Months of 2016:

  Operating expenses were lower due to exploratory work related to potential repairs to be made to the bulkhead on the 664E property in the same period last year.
  Property taxes at our Anacostia location increased significantly contributing to a $57,000 increase in property taxes this period versus the same period last year.

	Six months ended March 31
(dollars in thousands)	2016	2015	Change

Rental revenue	$250	248	2
Revenue-reimbursements	262	236	26

Total revenue	512	484	28

Depreciation, depletion and amortization	127	138	(11)
Operating expenses	155	354	(199)
Environmental remediation recovery	(3,000)	—	(3,000)
Property taxes	821	764	57
Management company indirect	545	495	50
Corporate expense	712	471	241

Cost of operations	(640)	2,222	(2,862)

Operating loss	$1,152	(1,738)	2,890

In addition to the items occurring in the 2nd quarter outlined above, during the first six months of fiscal 2016 this segment successfully closed on the sale of Phase II of the Windlass Run residential land (a non-income producing property) for $11,288,000. Using $9,900,000 of the proceeds from that sale in a Section 1031 exchange, the Asset Management segment acquired the Port Capital building, a 91,218 square foot, 100% occupied warehouse with first full year projected rental revenue of $594,000. Management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2016, we had $415,000 borrowed under our $20 million revolver, $2,796,000 letters of credit and $16,789,000 available to borrow under the revolver. The Company closed on a $20 Million secured revolver with First Tennessee Bank on July 24, 2015 to provide additional liquidity for growth opportunities. As of March 31, 2016, there was $629,000 outstanding on the First Tennessee Bank revolver. First Tennessee has also committed to provide an additional $20 Million of secured financing to the Company on a ten year term loan amortizing on a twenty five (25) year basis and we anticipate closing on this loan during calendar 2016.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six Months Ended March 31,
	2016	2015
Total cash provided by (used for):
Operating activities	$9,117	8,271
Investing activities	(1,732)	(5,399)
Financing activities	(7,804)	(3,194)
Decrease in cash and cash equivalents	$(419)	(322)

Outstanding debt at the beginning of the period	$48,685	55,956
Outstanding debt at the end of the period	$39,179	53,488

Operating Activities - Net cash provided by operating activities increased $846,000 to $9,117,000 for the six months ended March 31, 2016. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment decreased $1,162,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. The current period includes $697,000 less cash used to reduce accounts payable and accrued liabilities. The current period includes $4,793,000 larger increases to deferred and current income tax payables due to a 1031 exchange and other timing differences. Income and net cash from discontinued operations provided $4,984,000 benefit to the same period last year.

Investing Activities - For the six months ended March 31, 2016, cash required by investing activities decreased $3,667,000 to $1,732,000. The prior period discontinued operations cash required was $2,694,000 higher. Cash required by investing activities for continuing operations decreased $973,000 due to increased construction activity in the prior period. Proceeds from the sale of the Windlass Run

Residential Phase 2 property of $11,288,000 was used in a tax deferred reverse Section 1031 exchange to acquire the Port Capital property for a total purchase price of $9,900,000.

Financing Activities – For the six months ended March 31, 2016, cash required by financing activities was $7,804,000 versus $3,194,000 in the six months ended March 31, 2015. The prior period discontinued operations cash required was $1,631,000 higher. Cash required by financing activities for continuing operations was $6,241,000 higher in the current period primarily due to payments on the revolver.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the

Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of March 31, 2016, there was $415,000 outstanding on the revolver, $2,796,000 letters of credit and $16,789,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of March 31, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $81 million combined. The Company was in compliance with all covenants as of March 31, 2016.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of March 31, 2016, there was $629,000 outstanding on the revolver. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first six months of fiscal 2016 the Company did not repurchase any shares of stock. As of March 31, 2016, $5,000,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its fiscal 2016 capital expenditures to include approximately $28,600,000 for real estate development and acquisitions, of which $11,495,000 has been expended to date (inclusive of the Port Capital acquisition using 1031 funds), which will be funded mostly out of cash generation from operations and property sales or partly from borrowings under our credit facilities.

Summary and Outlook. We are focused on building shareholder value through our real estate holdings - mainly by growing our portfolio through the opportunistic purchase of income producing warehouse/office buildings, and the conversion of our non-income producing assets into income production through a two pronged approach that includes (i) selling land that is not conducive to warehouse/office development (e.g. Windlass Run Residential Phase 2 land) and using the proceeds to acquire existing income producing warehouse/office buildings typically in a Section 1031 exchange (e.g. the Port Capital building purchase) and (ii) the construction of new warehouse/office buildings on existing pad sites in our developed business parks (e.g. new spec building at Hollander Business Park). Over the past five years, we have converted 172 acres of non-income producing land into 766,216 square feet of income producing properties with estimated FY 2016 rental revenues of $5,133,000.

We saw another quarter of real improvement in mining royalties due mainly to increased volumes at most of our              locations.

During the remainder of fiscal 2016, we expect to commence construction on a new 104,000 sq.ft. spec building at Patriot Business Park, reconstruct the bulk head at the Square 664E property in anticipation of future high-rise development, and continue management of construction and lease up of Phase I (Dock 79) of RiverFront on the Anacostia and pre-development activities for Phase II.

During the quarter, we began the process of designing and permitting for the construction of a 104,000 sq.ft. spec building at our Patriot Business Park. Subject to further market analysis and Board approval, we anticipate construction commencing in the 3rd quarter of this year with completion in the 4th quarter of next fiscal year. We anticipate commencing the capital improvement work on the bulkhead at Square 664E in southeast Washington, D.C. during the 3rd quarter of this fiscal year with an estimated total cost to complete of $4,200,000 of which $397,000 has already been incurred to date. In the event the Company commits to develop Phase II of the Riverfront on the Anacostia project during this fiscal year we will likely book a liability for the estimated incremental cost of remediation similar to what we booked with regards to Phase I.

The construction of Dock 79 at Riverfront on the Anacostia is on budget and nearing completion on schedule. As a result, through our property management agent (Kettler Management, Inc.) we commenced leasing activities on the residential and retail units. The initial activity has been positive and we anticipate our first residential occupancies to begin in August of this year. For more detail on the units and rental rates at Dock 79 please visit www.dock79.com.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this quarterly report are adjusted operating profit and net operating income (NOI). FRP uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

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

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the corporate expense not allocated to discontinued operations and the environmental remediation recovery. Adjusted operating profit is presented to provide additional perspective on underlying trends in FRP’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

Adjusted Operating Profit	Six months ended
	March 31,
	2016	2015	Change	%
Operating profit	$10,109	4,504	5,605	124.4%
Adjustments:
Environmental remediation recovery	(3,000)	—
Corporate costs not allocated to discontinued operations	—	1,081
Adjusted Operating profit	$7,109	5,585	1,524	27.3%

Net Operating Income Reconciliation
Three months ending 03/31/16 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 1,505	(631)	946	—	1,820
Income Tax Allocation	983	(410)	616	—	1,189
Inc. from continuing operations before income taxes	2,488	(1,041)	1,562	—	3,009

Less:
Gains on investment land sold	—	—
Other income	—	1
Unrealized rents	36	—
Lease intangible rents	4	—
Plus:
Equity in loss of Joint Venture	—	75
Interest Expense	415	—
Depreciation/Amortization	1,835	63
Management Co. Indirect	224	272
Allocated Corporate Expenses	520	413

Net Operating Income (loss)	$ 5,442	(219)

Net Operating Income Reconciliation
Six months ending 03/31/16 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 3,040	4,423	1,830	—	9,293
Income Tax Allocation	1,986	2,888	1,194	—	6,068
Inc. from continuing operations before income taxes	5,026	7,311	3,024	—	15,361

Less:
Gains on investment land sold	9	6,277
Other income	—	2
Unrealized rents	49	—
Lease intangible rents	18	—
Plus:
Equity in loss of Joint Venture	—	120
Interest Expense	896	—
Depreciation/Amortization	3,633	127
Management Co. Indirect	455	545
Allocated Corporate Expenses	898	712

Net Operating Income	$ 10,832	2,536

Net Operating Income Reconciliation
Three months ending 03/31/15 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 1,257	(706)	393	(99)	845
Income Tax Allocation	803	(451)	252	(63)	541
Inc. from continuing operations before income taxes	2,060	(1,157)	645	(162)	1,386

Less:
Gains on investment land sold	—	17
Lease intangible rents	13	—
Unrealized rents	—	—
Plus:
Loss on investment land sold	20	—
Equity in loss of Joint Venture	—	140
Interest Expense	610	—
Depreciation/Amortization	1,776	72
Management Co. Indirect	145	296
Allocated Corporate Expenses	497	295

Net Operating Income (loss)	$ 5,095	(371)

Net Operating Income Reconciliation
Six months ending 03/31/15 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 2,892	(1,158)	901	(659)	1,976
Income Tax Allocation	1,849	(742)	578	(422)	1,263
Inc. from continuing operations before income taxes	4,741	(1,900)	1,479	(1,081)	3,239

Less:
Lease intangible rents	25	—
Plus:
Loss on investment land sold	20	—
Unrealized rents	44	—
Equity in loss of Joint Venture	—	162
Interest Expense	1,015	—
Depreciation/Amortization	3,562	138
Management Co. Indirect	299	495
Allocated Corporate Expenses	797	471

Net Operating Income	$ 10,453	(634)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at March 31, 2016 was 1.4%. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing margin at March 31, 2016 with First Tennessee Bank was 1.9%.

At March 31, 2016 a 1% increase in the current per annum interest rate would result in $10,000 of additional interest expense during the next 12 months under the Wells Fargo and First Tennessee Bank Credit Agreements. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreements and that the principal amount under the Credit Agreements is the amount outstanding as of March 31, 2016. The calculation, therefore, does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, which we may take in response to any rate increase.

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

As of March 31, 2016, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	—	$—	—	$5,000,000

February 1
Through
February 29	—	$—	—	$5,000,000

March 1
Through
March 31	—	$—	—	$5,000,000

Total	—	$	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: May 5, 2016	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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
39