Form 10-Q
period 2016-06-30
FRP HOLDINGS, INC.
filed 2016-08-05
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Stock, $.10 par value	9,862,379 shares
per share

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30	September 30
Assets:	2016	2015
Real estate investments at cost:
Land	$97,850	102,347
Buildings and improvements	186,434	174,820
Projects under construction	2,399	4,129
Total investments in properties	286,683	281,296
Less accumulated depreciation and depletion	78,919	74,091
Net investments in properties	207,764	207,205

Real estate held for investment, at cost	7,306	7,306
Real estate held for sale, at cost	—	4,826
Investment in joint ventures	24,139	19,010
Net real estate investments	239,209	238,347

Cash and cash equivalents	3,469	419

Accounts receivable	886	778
Federal and state income taxes receivable	—	393
Unrealized rents	4,905	4,817
Deferred costs	6,436	7,449
Other assets	677	275
Total assets	$255,582	252,478

Liabilities:
Line of credit payable	$—	8,494
Secured notes payable, current portion	4,384	4,180
Secured notes payable, less current portion	32,697	36,011
Accounts payable and accrued liabilities	3,259	3,456
Environmental remediation liability	2,039	51
Federal and state income taxes payable	275	—
Deferred revenue	46	1,060
Deferred income taxes	16,406	14,541
Deferred compensation	1,486	1,400
Deferred lease intangible, net	20	45
Tenant security deposits	973	898
Total liabilities	61,585	70,136

Commitments and contingencies (Note 8)

Shareholders’ Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,862,379 and 9,791,770 shares issued and outstanding, respectively	986	979
Capital in excess of par value	51,488	49,872
Retained earnings	141,529	131,497
Accumulated other comprehensive loss, net	(6)	(6)
Total shareholders’ equity	193,997	182,342
Total liabilities and shareholders’ equity	$255,582	252,478

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Revenues:
Rental revenue	$6,082	5,784	18,198	17,531
Royalty and rents	2,033	1,714	5,427	4,349
Revenue – reimbursements	1,128	999	4,056	3,867
Total Revenues	9,243	8,497	27,681	25,747

Cost of operations:
Depreciation, depletion and amortization	2,066	1,805	5,891	5,566
Operating expenses	974	818	3,478	3,487
Environmental remediation expense (recovery)	2,000	—	(1,000)	—
Property taxes	1,128	994	3,388	3,323
Management company indirect	425	434	1,425	1,228
Corporate expenses (Note 4 Related Party)	684	557	2,424	3,750
Total cost of operations	7,277	4,608	15,606	17,354

Total operating profit	1,966	3,889	12,075	8,393

Interest income	—	—	2	—
Interest expense	(392)	(459)	(1,288)	(1,524)
Equity in loss of joint ventures	(186)	(75)	(326)	(255)
Gain (Loss) on investment land sold	(109)	—	6,177	(20)

Income from continuing operations before income taxes	1,279	3,355	16,640	6,594
Provision for income taxes	505	1,309	6,573	2,572
Income from continuing operations	774	2,046	10,067	4,022

Gain from discontinued transportation operations, net of taxes	—	—	—	2,179

Net income	$774	2,046	10,067	6,201

Comprehensive net income	$774	2,046	10,067	6,201

Earnings per common share:
Income from continuing operations-
Basic	$0.08	0.21	1.02	0.41
Diluted	$0.08	0.21	1.02	0.41
Discontinued operations-
Basic	$—	—	—	0.23
Diluted	$—	—	—	0.22
Net Income-
Basic	$0.08	0.21	1.02	0.64
Diluted	$0.08	0.21	1.02	0.63

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,864	9,777	9,839	9,745
-diluted earnings per common share	9,907	9,839	9,884	9,822

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands) (Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$10,067	6,201
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from discontinued operations, net	—	(2,179)
Depreciation, depletion and amortization	6,068	5,663
Deferred income taxes	1,865	981
Equity in loss of joint ventures	326	255
(Gain) Loss on sale of equipment and property	(6,196)	87
Stock-based compensation	547	763
Net changes in operating assets and liabilities:
Accounts receivable	(108)	453
Deferred costs and other assets	(470)	458
Accounts payable and accrued liabilities	777	(3,443)
Income taxes payable and receivable	668	(1,108)
Other long-term liabilities	136	62
Net cash provided by operating activities of continuing operations	13,680	8,193
Net cash provided by operating activities of discontinued operations	—	4,984
Net cash provided by operating activities	13,680	13,177

Cash flows from investing activities:
Investments in properties	(12,969)	(3,693)
Investment in joint ventures	(561)	35
Cash held in escrow	—	(469)
Proceeds from the sale of real estate held for investment and properties	13,463	76
Net cash used in investing activities of continuing operations	(67)	(4,051)
Net cash used in investing activities of discontinued operations	—	(2,694)
Net cash used in investing activities	(67)	(6,745)

Cash flows from financing activities:
Increase in bank overdrafts	—	—
Repayment of long-term debt	(3,110)	(4,397)
Proceeds from borrowing on revolving credit facility	15,434	16,657
Payment on revolving credit facility	(23,928)	(18,341)
Repurchase of Company stock	(43)	—
Excess tax benefits from exercises of stock options	—	175
Exercise of employee stock options	1,084	831
Net cash used in financing activities of continuing operations	(10,563)	(5,075)
Net cash used in financing activities of discontinued operations	—	(1,631)
Net cash used in financing activities	(10,563)	(6,706)

Net increase (decrease) in cash and cash equivalents	3,050	(274)
Cash and cash equivalents at beginning of period	419	1,013
Cash and cash equivalents at end of the period	$3,469	739

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

(1) Basis of Presentation. The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”), subsequent to the completed spin-off (the “Spin-off”) of our transportation assets into a new, publicly traded entity, Patriot Transportation Holding, Inc. (“Patriot”; stock symbol “PATI”) effective January 30, 2015. As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation that cannot receive any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the spin-off is included in “corporate expense” on the Company’s consolidated income statements herein. Our investment in the 50% owned Brooksville Joint Venture, the 50% owned BC FRP Realty Joint Ventures and in the Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2015.

Following the completion of the Spin-off of the transportation business, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, it was determined that the information that the Company’s chief operating decision makers regularly review for purposes of allocating resources and assessing performance, had changed. Therefore, beginning with the quarter ending June 30, 2015 (with prior periods adjusted accordingly), the Company is reporting its financial performance based on three reportable segments, Asset Management, Mining Royalty Lands and Land Development and Construction, as described below.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. As the Company is primarily a lessor the adoption of this guidance is not expected to have a material impact on its financial statements.

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

(3) Business Segments. Following the completion of the spin-off of the transportation business, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, it was determined that the information that the Company’s chief operating decision makers regularly review for purposes of allocating resources and assessing performance, had changed. Therefore, beginning with the quarter ending June 30, 2015 (with prior periods adjusted accordingly), the Company is reporting its financial performance based on three reportable segments, Asset Management, Mining Royalty Lands and Land Development and Construction, as described below.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Asset management	$6,927	6,509	21,416	20,596
Mining royalty lands	2,059	1,735	5,496	4,414
Land development and construction	257	253	769	737
	9,243	8,497	27,681	25,747

Operating profit:
Before corporate expenses:
Asset management	$3,318	3,289	10,129	9,862
Mining royalty lands	1,940	1,576	5,114	3,967
Land development and construction	(2,608)	(419)	(744)	(1,686)
Corporate expenses:
Allocated to asset management	(354)	(210)	(1,252)	(1,007)
Allocated to mining royalty	(52)	(223)	(182)	(1,067)
Allocated to land development and construction	(278)	(124)	(990)	(595)
Unallocated to discontinued operations	—	—	—	(1,081)
	(684)	(557)	(2,424)	(3,750)
	$1,966	3,889	12,075	8,393

Interest expense:
Asset management	$392	459	1,288	1,524
9

Depreciation, depletion and amortization:
Asset management	$1,985	1,694	5,618	5,256
Mining royalty lands	15	39	80	100
Land development and construction	66	72	193	210
	$2,066	1,805	5,726	5,566

Capital expenditures:
Asset management	$699	231	10,340	1,498
Mining royalty lands	101	—	106	—
Land development and construction	673	1,033	2,523	2,195
	$1,473	1,264	12,969	3,693

	June 30,	September 30,
Identifiable net assets	2016	2015

Asset management	$161,487	151,023
Mining royalty lands	39,737	39,300
Land development and construction	50,357	60,682
Cash items	3,469	419
Unallocated corporate assets	532	1,054
	$255,582	252,478

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

The consolidated statements of income reflects charges and/or allocations from Patriot for these services of $388,000 and $924,000 for the three months ended June 30, 2016 and 2015, and $1,180,000 and $2,361,000 for the nine months ended June 30, 2016 and 2015, respectively.

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

As a result of the Spin-off the former transportation segment of the Company is reported as a discontinued operation and thus is not allowed any corporate overhead allocation. Hence, all corporate overhead of the transportation group through the date of the Spin-off is included in “corporate expense” on the Company’s consolidated income statements. The consolidated statements of income reflect charges and/or allocation for these services of $1,081,000 for the nine months ended June 30, 2015.

(5) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	June 30,	September 30,
	2016	2015
Revolving credit agreements	$—	8,494
5.6% to 7.9% mortgage notes
due in installments through 2027	37,081	40,191
	37,081	48,685
Less portion due within one year	4,384	4,180
	$32,697	44,505

On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of June 30, 2016, there was no debt outstanding on the Company’s new credit facility, $2,442,000 letters of credit commitment and $17,558,000 available for borrowing. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of June 30, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $83 million combined. The Company was in compliance with all covenants as of June 30, 2016.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. As of June 30, 2016, there was no debt outstanding on the revolver. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

During the three months ended June 30, 2016 and June 30, 2015 the Company capitalized interest costs of $240,000 and $258,000, respectively. During the nine months ended June 30, 2016 and June 30, 2015, the Company capitalized interest costs of $704,000 and $827,000, respectively.

The fair values of the Company’s mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2016, the carrying amount and fair value of such long-term debt was $37,081,000 and $40,533,000, respectively.

(6) Earnings per share. The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except share and per share amounts):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,864	9,777	9,839	9,745

Common shares issuable under
share based payment plans
which are potentially dilutive	43	62	45	77

Common shares used for diluted
earnings per common share	9,907	9,839	9,884	9,822

Income from continuing operations	$774	2,046	10,067	4,022
Discontinued operations	—	—	—	2,179
Net income	$774	2,046	10,067	6,201

Basic earnings per common share:
Income from continuing operations	$0.08	0.21	1.02	0.41
Discontinued operations	0.00	0.00	0.00	0.23
Net income	$0.08	0.21	1.02	0.64

Diluted earnings per common share:
Income from continuing operations	$0.08	0.21	1.02	0.41
Discontinued operations	0.00	0.00	0.00	0.22
Net income	$0.08	0.21	1.02	0.63

For the three and nine months ended June 30, 2016, 72,090 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2015, 62,021 and 76,691 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. As more fully described in Note 8 to the Company’s notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, the Company’s stock-based compensation plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock awards. The number of common shares available for future issuance was 384,430 at June 30, 2016.

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

The Company recorded the following stock compensation expense (including unallocated to Patriot in periods prior to the Spin-off) in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock option grants	$32	9	135	227
Annual director stock award	—	—	412	536
	$32	9	547	763

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2015	305,750	$21.90	5.9	$2,738
Granted	21,540	$31.15		$272
Exercised	(58,830)	$18.42		$(438)
Outstanding at
June 30, 2016	268,460	$23.40	5.8	$2,572
Exercisable at
June 30, 2016	190,613	$22.19	5.0	$1,653
Vested during
nine months ended
June 30, 2016	35,596			$341

The aggregate intrinsic value of exercisable in-the-money options was $2,347,000 and the aggregate intrinsic value of outstanding in-the-money options was $2,980,000 based on the market closing price of $34.50 on June 30, 2016 less exercise prices.

The realized tax benefit to the Company or Patriot from options exercised in the nine months ended June 30, 2016 was $323,000. The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2016 was $354,000, which is expected to be recognized over a weighted-average period of 3.6 years. Gains of $835,000 were realized by option holders during the nine months ended June 30, 2016.

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

Preliminary testing on the site of the Company's four phase master development known as RiverFront on the Anacostia in Washington, D.C. indicated the presence of contaminated material that will have to be specially handled upon excavation in conjunction with construction. The Company has agreed with our joint venture partner to bear the cost of handling the contaminated materials on the first phase of this development up to a cap of $1.871 million. We recorded an expense in the fourth quarter of fiscal 2012 of $1,771,000 for this environmental remediation liability which is the lower end of the range of estimates. As of June 30, 2016, the excavation and foundation work for Phase 1 were substantially complete; thus, the bulk of the remediation expenses have been incurred. Management believes the total cost for remediation on Phase 1 will be approximately $1.9 million. During the quarter ending December 31, 2015, management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims on all four phases against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. The Company executed a letter of intent with MRP Realty in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement. The Company has no obligation to remediate this contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase.

(9) Concentrations. With the completion and occupancy of the 3rd build to suit for the same tenant at Patriot Business Park in the first quarter of fiscal 2015 this particular tenant accounted for 11.5% of the Company’s consolidated revenues during the nine months ended June 30, 2016. The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 15.3% of the Company’s consolidated revenues in the nine months ended June 30, 2016 and $278,000 of accounts receivable at June 30, 2016. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with First Tennessee Bank. At times, such amounts may exceed FDIC limits.

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

As of June 30, 2016 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. At June 30, 2016 and 2015, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items. The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities.

(11) Unusual or Infrequent Items Impacting Quarterly Results. Operating profit includes expenses of $17,000 and $324,000 in the third quarter and nine months respectively of fiscal 2015 for nonrecurring costs related to the Spin-off.

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

Costs of operations for the land development and construction segment for the quarter ending June 30, 2016 includes a $2,000,000 expense for estimated environmental remediation liability on Phase II of the Riverfront on the Anacostia property (see Note 8).

(12) Investment in Joint Ventures.

RiverFront. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2.1 acres of the roughly 5.82 acre site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 76.91% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources are non-recourse to FRP. At the time of these financings, RiverFront Holdings I, LLC. was formed as a parent to RiverFront Investment Partners I, LLC with EB5 as an equity partner in Riverfront Holdings I, LLC. Construction commenced in October 2014. At this point, the Company anticipates lease up to occur in the second half of calendar 2016 and into 2017. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Other income for the nine months ended June 30, 2016 includes a loss of $296,000 representing the Company’s portion of the loss of this joint venture due primarily to expenses incurred in the joint venture with respect to advertising expense, depreciation on the bulkhead, and audit fees.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now owned by Vulcan Materials Company) to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2022 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2,430,000. Capital contributions of $2,397,000 have been made by each party as of June 30, 2016. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the nine months ended June 30, 2016 includes a loss of $30,000 representing the Company’s portion of the loss of this joint venture. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project, and zoning for the Project was obtained from Hernando County in August 2012. We will continue to monitor the residential market in Hernando County and pursue opportunities to partner with a master community developer or major homebuilder to commence construction when the market dictates.

BC FRP Realty (Windlass Run). During the 2nd quarter, we entered into an agreement with a substantial Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May, 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership
			(Unaudited)	(Unaudited)
As of June 30, 2016
Riverfront Holdings I, LLC	76.91%	$ 11,705	$ 76,823	$ (365)	$ (296)
Brooksville Quarry, LLC	50.00%	7,508	14,351	(60)	(30)
BC FRP Realty, LLC	50.00%	4,926	10,415	-	-
Total		$ 24,139	$ 101,589	$ (425)	$ (326)

As of September 30, 2015
Riverfront Holdings I, LLC	76.91%	$ 11,517	$ 40,970	$ (108)	$ (105)
Brooksville Quarry, LLC	50.00%	7,493	14,336	(80)	(40)
Total		$ 19,010	$ 55,306	$ (188)	$ (145)

The amount of consolidated retained earnings for these joint ventures was $(591,000) and $(389,000) as of June 30, 2016 and September 30, 2015, respectively.

Summarized Unaudited Financial Information for the Investments in Joint Ventures (in thousands):

	As of
	6/30/2016	9/30/2015

Cash	$118	61
Cash held in escrow	223	3,420
Amortizable Debt Costs	1,283	1,593
Investments in real estate, net	99,965	50,232
Total Assets	$101,589	55,306

Other Liabilities	$4,118	6,969
Long-term Debt	55,684	17,000
Capital – FRP	24,139	19,010
Capital - Third Parties	17,648	12,327
Total Liabilities and Capital	$101,589	55,306

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

The results of operations associated with discontinued operations for the three and nine month periods ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$—	—	—	41,800

Cost of operations	—	—	—	38,195
Operating profit	—	—	—	3,605
Interest expense	—	—	—	(33)
Income before income taxes	—	—	—	3,572
Provision for income taxes	—	—	—	1,393
Income from discontinued operations	$—	—	—	2,179

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

(15) Subsequent Events. During the 2nd quarter, the Company identified an opportunity to buy the Gilroy Road building located in Hunt Valley, MD, for a purchase price of $8,331,000. The Company closed on this acquisition July 1, 2016. The building is a 116,338 square foot Class “B” warehouse facility inclusive of 8,900 square feet of second floor mezzanine office space (107,438 sf footprint) on 7.0 acres in Hunt Valley, MD. The property is 100% leased.

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

Overview – This section provides management's discussion and analysis of the financial condition and results of operations of FRP Holdings, Inc. for the quarter ended June 30, 2016 as well as the first nine months of fiscal year 2016.

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

Following the completion of the spin-off of the transportation business, management conducted a strategic review of the Company’s real estate operations.  As a result of this review, Management determined that the information that the Company’s chief operating decision makers regularly review for purposes of allocating resources and assessing performance, had changed. Therefore, beginning with the quarter ending June 30, 2015 (with prior periods adjusted accordingly), the Company is reporting its financial performance based on three reportable segments, Asset Management, Mining Royalty Lands and Land Development and Construction, as described below.

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

These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team. Of the 41 buildings we own today, 27 were constructed by the Company through what is now known as our Land Development and Construction segment. Additionally, over the years, we have opportunistically acquired 14 existing operating buildings, typically in connection with a deferred like-kind (Section 1031) exchange opportunity.  Today, this segment consists of just under 3.8 million square feet.

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

Asset Management segment – nine months ended	June 30, 2016	June 30, 2015
Revenues	$21,416,000	$20,596,000
Net Operating Income (Cash Basis)	$16,317,000	15,726,000
Occupied square feet	3,319,891	3,256,405
Overall occupancy rate	88.0%	90.4%
Average annual occupied square feet	3,346,303	3,256,962
Average annual occupancy rate	90.0%	90.8%
Portfolio square feet	3,772,927	3,602,159
Retention Success rate	65%	78%

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these States as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a fixed annual rental amount. We believe strongly in the potential for future growth in construction in Florida and Georgia which would positively benefit our profitability in this segment. Our mining properties had estimated remaining reserves of 438 million tons as of September 30, 2015 after a total of 6.1 million tons were consumed in fiscal 2015.

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
21

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

Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial/industrial business parks providing 5–15 building pads which we typically convert into warehouse/office buildings. To date, our management team has converted 27 of these pads into developed buildings that we continue to own and manage through the Asset Management segment. Our typical practice has been to transfer these assets to the Asset Management segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also opportunistically sold several of these pad sites over time to third party “users”.

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional approximately 973,603 sq.ft. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	20	286,500	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	17.5 (50% interest)	164,500 (50% interest)	Company owns a 50% interest in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft..
Patriot Business Center, Manassas, VA	25	202,653	Horizontal development completed. Construction in progress on 103,653 sq. ft. warehouse/office building with the balance of the land ready for vertical permitting.
Hollander 95 Business Park, MD	33	319,950	Horizontal development completed. Ready for vertical permitting.
Total	95.5	973,603

We completed a third build-to-suit building for the same tenant at our Patriot Business Park and transferred that asset to the Asset Management segment on or about November 2014 when the building was approved for occupancy. Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert 3 of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We completed construction on a 79,550 square foot spec building at Hollander Business Park that was put into service in this 3rd quarter of fiscal 2016. Also in the 3rd quarter of fiscal 2016 we started construction on a 103,653 square foot building in Patriot

Business Center and pre-leased 51,727 square feet. In April, 2016 we entered into a joint venture agreement to develop 12 office buildings on our remaining lots at Windlass Run and on adjacent frontage property owned by St. John Properties. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phase I	2.1	Phase I under construction	$11,702,000
Riverfront on the Anacostia Phases II-IV	3.7	Phase II design approval plans were submitted to the Zoning Commission on June 27, 2016.	$10,484,000
Hampstead Trade Center, MD	117	Residential studies ongoing	$7,181,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$4,822,000
Total	125		$34,189,000

RIVERFRONT ON THE ANACOSTIA:

This property consists of 5.8 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC.  Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been re-zoned for the construction of approximately 1.1M square feet of “mixed-use” development in four phases.  In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space.  Lease up commenced in May 2016 and is expected to continue into fiscal 2017. Pre-leasing activity for the 305 residential units commenced in late May of 2016 and as of July 18th the residential units were 18.8% pre-leased with occupancy not expected until August 2016. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses. The company and MRP Realty executed a letter of intent in May 2016 to develop Phase II. In accordance with our Master Planned Unit Development (PUD) approval, Phase II plans were submitted to the Zoning Commission for final design approval on June 27, 2016.

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

Comparative Results of Operations for the Three months ended June 30, 2016 and 2015

Consolidated Results

	THREE MONTHS ENDED
	JUNE 30
	2016	2015	Change	%
Revenues:
Rental Revenue	$6,082	5,784	298	5.2%
Royalty and Rents	2,033	1,714	319	18.6%
Revenue-Reimbursements	1,128	999	129	12.9%
Total Revenues	9,243	8,497	746	8.8%

Cost of operations:
Depreciation/Depletion/Amortization	2,066	1,805	261	14.5%
Operating Expenses	974	818	156	19.1%
Environmental remediation expense	2,000	—	2,000	0.0%
Property Taxes	1,128	994	134	13.5%
Mgmt Co Allocation-In	425	434	(9)	-2.1%
Corporate Expense	684	557	127	22.8%
Corp Mgmt fee not alloc. to discontinued operations	—	—	—	0.0%
Total cost of operations	7,277	4,608	2,669	57.9%

Total operating profit	1,966	3,889	(1,923)	-49.4%

Interest Income and other	—	—	—	0.0%
Interest Expense	(392)	(459)	67	-14.6%
Equity in loss of joint ventures	(186)	(75)	(111)	148.0%
Gain (loss) on investment land sold	(109)	—	(109)	0.0%

Income before income taxes	1,279	3,355	(2,076)	-61.9%
Provision for income taxes	505	1,309	(804)	-61.4%

Net income	$774	2,046	(1,272)	-62.2%

Net income for the third quarter of fiscal 2016 was $774,000 or $.08 per share versus $2,046,000 or $.21 per share in the third quarter last year. Total revenues were $9,243,000, up $746,000, or 8.8%, versus the same quarter last year. Total cost of operations increased $2,669,000, or 57.9%, as the Company recorded an environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement with our joint venture partner, MRP, to develop Phase II of Riverfront on the Anacostia. Consolidated total operating profit decreased by $1,923,000, or 49.4%, to $1,966,000 this quarter.

During fiscal 2015, management analyzed the amount of corporate and management company time likely to be spent on our segments going forward and, as a result, the allocation of corporate expense to the Mining Royalty Lands segment was reduced and reallocated to our other two segments (the “Reallocation”).

Asset Management Segment Results

Highlights of the Third quarter 2016:

  Revenue up $418,000, or 6.4%, over the same quarter last year due to the addition of income producing square feet to our portfolio.

	Three months ended June 30
(dollars in thousands)	2016	%	2015	%	Change	%

Rental revenue	$5,952	85.9%	5,684	87.3%	268	4.7%
Revenue-reimbursements	975	14.1%	825	12.7%	150	18.2%

Total revenue	6,927	100.0%	6,509	100.0%	418	6.4%

Depreciation, depletion and amortization	1,985	28.7%	1,694	26.0%	291	17.2%
Operating expenses	774	11.2%	730	11.2%	44	6.0%
Property taxes	668	9.6%	551	8.5%	117	21.2%
Management company indirect	182	2.6%	245	3.8%	(63)	-25.7%
Corporate expense	354	5.1%	210	3.2%	144	68.6%

Cost of operations	3,963	57.2%	3,430	52.7%	533	15.5%

Operating profit	$2,964	42.8%	3,079	47.3%	(115)	-3.7%

Total revenues in this segment were $6,927,000, up $418,000 or 6.4%, over the same quarter last year. Net Operating Income in this segment for the 3rd quarter was $5,485,000, compared to $5,273,000 in the 3rd quarter last year, an increase of 4%. The increase was mainly due to the acquisition of the Port Capital building in Baltimore in October of 2015. We ended this quarter with total occupied square feet of 3,319,891 versus 3,256,405 at the end of the 3rd quarter last year, an increase of 1.9% or 63,486 square feet.

Depreciation and amortization expense increased primarily due to $139,000 of accelerated depreciation for tenant improvements removed during the quarter for a new tenant and the Port Capital purchase. Corporate expense increased due to the Reallocation and higher professional fees.

During the 2nd quarter, the Company identified an opportunity to buy the Gilroy Road building located in Hunt Valley, MD, for a purchase price of $8,331,000. The Company closed on this acquisition July 1, 2016. The building is a 116,338 square foot Class “B” warehouse facility inclusive of 8,900 square feet of second floor mezzanine office space (107,438 sf footprint) on 7.0 acres in Hunt Valley, MD. The property is 100% leased. Rental revenue (excluding reimbursements) is projected to be $755,000 in fiscal 2017.

Mining Royalty Land Results

Highlights of the Third quarter 2016:

  Royalty and rents revenue were up $321,000, or 18.7%, as tons mined continued to increase at several of our locations.

	Three months ended June 30
(dollars in thousands)	2016	%	2015	%

Royalty and rents	$2,035	98.8%	1,714	98.8%
Revenue-reimbursements	24	1.2%	21	1.2%

Total revenue	2,059	100.0%	1,735	100.0%

Depreciation, depletion and amortization	15	0.7%	39	2.2%
Operating expenses	45	2.2%	66	3.8%
Property taxes	59	2.9%	54	3.1%
Corporate expense	52	2.5%	223	12.9%

Cost of operations	171	8.3%	382	22.0%

Operating profit	$1,888	91.7%	1,353	78.0%

Total revenues in this segment were $2,059,000, an increase of 18.7%, versus $1,735,000 in the same quarter last year due to an increase in tons sold at locations over the minimum. Total operating profit in this segment was $1,888,000, an increase of $535,000 (inclusive of a $171,000 benefit from the Reallocation), versus $1,353,000 in the third quarter of last year.

Land Development and Construction Segment Results

Highlights of the Third quarter 2016:

  The Company executed a letter of intent with MRP Realty in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement.

	Three months ended June 30
(dollars in thousands)	2016	2015	Change

Rental revenue	$130	100	30
Royalty and rents	(2)	—	(2)
Revenue-reimbursements	129	153	(24)

Total revenue	257	253	4

Depreciation, depletion and amortization	66	72	(6)
Operating expenses	155	22	133
Environmental remediation expense	2,000	—	2,000
Property taxes	401	389	12
Management company indirect	243	189	54
Corporate expense	278	124	154

Cost of operations	3,143	796	2,347

Operating loss	$(2,886)	(543)	(2,343)

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production. Construction of the 79,550 square foot spec warehouse at Hollander Business park was completed during the third quarter of this fiscal year and, upon receipt of a Certificate of Occupancy, was transferred to the Asset Management segment for lease-up. Also in the 3rd quarter of fiscal 2016 we started construction on a 103,653 square foot building in Patriot Business Center and pre-leased 51,727 square feet.

Operating expenses were higher than the same quarter last year primarily due to professional fees pursuing settlement negotiations with other potentially responsible parties for environmental contamination and an eminent domain proceeding both at Riverfront on the Anacostia.

During the 2nd quarter, we entered into an agreement with a substantial Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May, 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space.

Comparative Results of Operations for the Nine months ended June 30, 2016 and 2015

Consolidated Results

	NINE MONTHS ENDED
	JUNE 30
	2016	2015	Change	%
Revenues:
Rental Revenue	$18,198	17,531	667	3.8%
Royalty and Rents	5,427	4,349	1,078	24.8%
Revenue-Reimbursements	4,056	3,867	189	4.9%
Total Revenues	27,681	25,747	1,934	7.5%

Cost of operations:
Depreciation/Depletion/Amortization	5,891	5,566	325	5.8%
Operating Expenses	3,478	3,487	(9)	-0.3%
Environmental remediation recovery	(1,000)	—	(1,000)	—
Property Taxes	3,388	3,323	65	2.0%
Mgmt Co Allocation-In	1,425	1,228	197	16.0%
Corporate Expense	2,424	2,669	(245)	-9.2%
Corp Mgmt fee not alloc. to discontinued operations	—	1,081	(1,081)	-100.0%
Total cost of operations	15,606	17,354	(1,748)	-10.1%

Total operating profit	12,075	8,393	3,682	43.9%

Interest Income and other	2	—	2	—
Interest Expense	(1,288)	(1,524)	236	-15.5%
Equity in loss of joint ventures	(326)	(255)	(71)	27.8%
Gain (loss) on investment land sold	6,177	(20)	6,197	—

Income before income taxes	16,640	6,594	10,046	152.4%
Provision for income taxes	6,573	2,572	4,001	155.6%
Income from continuing operations	10,067	4,022	6,045	150.3%

Gain from discontinued operations, net	—	2,179	(2,179)	(100.0)%

Net income	$10,067	6,201	3,866	62.3%

Income from continuing operations for the first nine months of fiscal 2016 was $10,067,000 or $1.02 per share versus $4,022,000 or $.41 per share in the first nine months last year. The first nine months of fiscal 2016 included $.44 per share from a gain on land sale of $6,177,000 and income of $1,000,000 from the $3 million environmental claim cash settlement received offset by a $2 million estimated liability for environmental remediation on Phase II.

Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and we currently have no other discontinued operations being reported. For the nine months ended June 30, 2016 we received no benefit to after tax net income versus a $2,179,000 benefit in the same period last year. Additionally, GAAP accounting rules do not allow corporate overhead expense to be allocated to a discontinued operation of the Company which resulted in the first nine months of fiscal 2015 including $1,081,000 of corporate overhead expense to the Company that was associated with the discontinued transportation operations.

Total revenues were up $1,934,000, or 7.5%, versus the same period last year.

Consolidated adjusted total operating profit in the first nine months of the year (excluding the positive impacts of the environmental settlement/expense (net) in this period and the negative impact of corporate expense not allocable to discontinued operations in the prior year) was up 16.9% over the same period last year (see table “Non-GAAP Financial Measures).

Asset Management Segment Results

Highlights of the First Nine months of 2016:

  Revenue was up $820,000, or 4.0%, over the same period last year due to the addition of income producing square feet to our portfolio.

	Nine months ended June 30
(dollars in thousands)	2016	%	2015	%	Change	%

Rental revenue	$17,818	83.2%	17,183	83.4%	635	3.7%
Revenue-reimbursements	3,598	16.8%	3,413	16.6%	185	5.4%

Total revenue	21,416	100.0%	20,596	100.0%	820	4.0%

Depreciation, depletion and amortization	5,618	26.2%	5,256	25.5%	362	6.9%
Operating expenses	3,043	14.2%	2,931	14.2%	112	3.8%
Property taxes	1,989	9.3%	2,003	9.7%	(14)	-0.7%
Management company indirect	637	3.0%	544	2.7%	93	17.1%
Corporate expense	1,252	5.8%	1,007	4.9%	245	24.3%

Cost of operations	12,539	58.5%	11,741	57.0%	798	6.8%

Operating profit	$8,877	41.5%	8,855	43.0%	22	0.2%

Total revenues in this segment were $21,416,000, up $820,000 or 4.0%, over the same period last year. Net operating income in this segment for the period was $16,317,000, compared to $15,726,000 in the 3rd quarter last year, an increase of 3.8%. The increase was due mainly to completion of the third build-to-suit in the middle of the 2nd quarter last year and the acquisition of the Port Capital building in October of 2015.

Depreciation and amortization expense increased primarily due to $139,000 of accelerated depreciation for tenant improvements removed during the current quarter for a new tenant and the Port Capital purchase. Corporate expense increased due to the Reallocation and higher professional fees.

Mining Royalty Land Results

Highlights of the First Nine months of 2016:

  Royalty and rents revenue were up $1,080,000, or 25%, as tons sold continued to increase at several of our locations.
29

	Nine months ended June 30
(dollars in thousands)	2016	%	2015	%

Royalty and rents	$5,429	98.8%	4,349	98.5%
Revenue-reimbursements	67	1.2%	65	1.5%

Total revenue	5,496	100.0%	4,414	100.0%

Depreciation, depletion and amortization	80	1.5%	100	2.3%
Operating expenses	125	2.3%	180	4.1%
Property taxes	177	3.2%	167	3.8%
Corporate expense	182	3.3%	1,067	24.1%

Cost of operations	564	10.3%	1,514	34.3%

Operating profit	$4,932	89.7%	2,900	65.7%

Total revenues in this segment were $5,496,000, an increase of 24.5%, versus $4,414,000 in the same period last year due to an increase in tons sold. Total operating profit in this segment was $4,932,000, an increase of $2,032,000 (inclusive of a $885,000 benefit from the Reallocation), versus $2,900,000 in the first nine months of last year.

Land Development and Construction Segment Results

Highlights of the First Nine months of 2016:

  Property taxes at our Anacostia location increased significantly contributing to a $69,000 increase in property taxes this period versus the same period last year.

	Nine months ended June 30
(dollars in thousands)	2016	2015	Change

Rental revenue	$380	348	32
Royalty and rents	(2)	—	(2)
Revenue-reimbursements	391	389	2

Total revenue	769	737	32

Depreciation, depletion and amortization	193	210	(17)
Operating expenses	310	376	(66)
Environmental remediation recovery	(1,000)	—	(1,000)
Property taxes	1,222	1,153	69
Management company indirect	788	684	104
Corporate expense	990	595	395

Cost of operations	2,503	3,018	(515)

Operating loss	$(1,734)	(2,281)	547

In addition to the items occurring in the 3rd quarter as outlined above, during the first nine months of fiscal 2016 this segment successfully closed on the sale of Phase II of the Windlass Run residential land (a non-income producing property) for $11,288,000. Using $9,900,000 of the proceeds from that sale in a Section 1031 exchange, the Asset Management segment acquired the Port Capital building, a 91,218 square foot, 100% occupied warehouse with first full year projected rental revenue of $594,000. Management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. This recovery was mostly offset by the recordation of environmental remediation expense of $2.0 million for Phase II.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2016, we had no debt outstanding under our $20 million revolver, $2,442,000 letters of credit and $17,558,000 available to borrow under the revolver. The Company closed on a $20 Million secured revolver with First Tennessee Bank on July 24, 2015 to provide additional liquidity for growth opportunities. As of June 30, 2016, there was no debt outstanding on the First Tennessee Bank revolver. First Tennessee has also committed to provide an additional $20 Million of secured financing to the Company on a ten year term loan amortizing on a twenty five (25) year basis and we anticipate closing on this loan during calendar 2016.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended June 30,
	2016	2015
Total cash provided by (used for):
Operating activities	$13,680	13,177
Investing activities	(67)	(6,745)
Financing activities	(10,563)	(6,706)
Decrease in cash and cash equivalents	$3,050	(274)

Outstanding debt at the beginning of the period	$48,685	55,956
Outstanding debt at the end of the period	$37,081	49,875

Operating Activities - Net cash provided by operating activities increased $503,000 to $13,680,000 for the nine months ended June 30, 2016. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment decreased $2,012,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. The current period includes $4,220,000 less cash used to reduce accounts payable and accrued liabilities. The current period includes $2,660,000 larger increases to deferred and current income tax payables due to a 1031 exchange and other timing differences. Income and net cash from discontinued operations provided $4,984,000 benefit to the same period last year.

Investing Activities - For the nine months ended June 30, 2016, cash required by investing activities decreased $6,678,000 to $67,000. The prior period discontinued operations cash required was $2,694,000 higher. Cash required by investing activities for continuing operations decreased $3,984,000 due to higher construction activity in the same period last year. Proceeds from the sale of the Windlass Run Residential Phase 2 property of $11,288,000 was used in a tax deferred reverse Section 1031 exchange to acquire the Port Capital property for a total purchase price of $9,900,000.

Financing Activities – For the nine months ended June 30, 2016, cash required by financing activities was $10,563,000 versus $6,706,000 in the nine months ended June 30, 2015. The prior period discontinued operations cash required was $1,631,000 higher. Cash required by financing activities for continuing operations was $5,488,000 higher in the current period primarily due to payments on the revolver.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered into with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of June 30, 2016, there was no debt outstanding on the revolver, $2,442,000 letters of credit and $17,558,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of June 30, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $83 million combined. The Company was in compliance with all covenants as of June 30, 2016.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of June 30, 2016, there was no debt outstanding on the revolver. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the first nine months of fiscal 2016 the Company repurchased 1,421 shares of stock. As of June 30, 2016, $4,957,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its fiscal 2016 capital expenditures to include approximately $28,000,000 for real estate development and acquisitions, of which $12,969,000 has been expended to date (inclusive of the Port Capital acquisition using 1031 funds), which will be funded mostly out of cash generation from operations and property sales or partly from borrowings under our credit facilities.

Summary and Outlook. We are focused on building shareholder value through our real estate holdings - mainly by growing our portfolio through the opportunistic purchase of income producing warehouse/office buildings, and the conversion of our non-income producing assets into income production through a two pronged approach that includes (i) selling land that is not conducive to warehouse/office development (e.g. Windlass Run Residential Phase 2 land) and using the proceeds to acquire existing income producing warehouse/office buildings typically in a Section 1031 exchange (e.g. the Port Capital building purchase) and (ii) the construction of new warehouse/office buildings on existing pad sites in our developed business parks (e.g. new spec building at Hollander Business Park). Over the past five years, we have converted 172 acres of non-income producing land into 766,216 square feet of income producing properties (excluding the recently completed spec building) with estimated FY 2016 rental revenues of $5,587,000.

We saw another quarter of real improvement in mining royalties due mainly to increased volumes at most of our locations.

During the remainder of fiscal 2016, we expect to continue construction on a new 104,000 sq.ft. spec building at Patriot Business Park, reconstruct the bulk head at the Square 664E property in anticipation of future high-rise development, and continue management of construction and lease up of Phase I (Dock 79) of RiverFront on the Anacostia and pre-development activities for Phase II. Phase I pre-leasing activity for the 305 residential units commenced in late May of 2016 and as of July 18th the residential units were 18.8% pre-leased with occupancy not expected until August 2016.

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

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the corporate expense not allocated to discontinued operations and the environmental remediation recovery. Adjusted operating profit is presented to provide additional perspective on underlying trends in FRP’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

Adjusted Operating Profit	Nine months ended
	June 30,
	2016	2015	Change	%
Operating profit	$12,075	8,393	3,682	43.9%
Adjustments:
Environmental remediation recovery	(1,000)	—
Corporate costs not allocated to discontinued operations	—	1,081
Adjusted Operating profit	$11,075	9,474	1,601	16.9%

Net Operating Income Reconciliation
Three months ending 06/30/16 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 1,556	(1,927)	1,145	—	774
Income Tax Allocation	1,016	(1,259)	748	—	505
Inc. from continuing operations before income taxes	2,572	(3,186)	1,893	—	1,279

Less:
Lease intangible rents	5	—
Plus:
Unrealized rents	5	—
Equity in loss of Joint Venture	—	176
Loss on investment land sold	—	124
Interest Expense	392	—
Depreciation/Amortization	1,985	66
Management Co. Indirect	182	243
Allocated Corporate Expenses	354	278

Net Operating Income (loss)	$ 5,485	(2,299)

Net Operating Income Reconciliation
Nine months ending 06/30/16 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 4,596	2,496	2,975	—	10,067
Income Tax Allocation	3,002	1,629	1,942	—	6,573
Inc. from continuing operations before income taxes	7,598	4,125	4,917	—	16,640

Less:
Gains on investment land sold	9	6,153
Other income	—	2
Unrealized rents	44	—
Lease intangible rents	23	—
Plus:
Equity in loss of Joint Venture	—	296
Interest Expense	1,288	—
Depreciation/Amortization	5,618	193
Management Co. Indirect	637	788
Allocated Corporate Expenses	1,252	990

Net Operating Income	$ 16,317	237

Net Operating Income Reconciliation
Three months ending 06/30/15 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 1,611	(383)	818	-	2,046
Income Tax Allocation	1,030	(244)	523	-	1,309
Inc. from continuing operations before income taxes	2,641	(627)	1,341	-	3,355

Less:
Gains on investment land sold	20	—
Lease intangible rents	14	—
Plus:
Loss on investment land sold	—	20
Unrealized rents	59	—
Equity in loss of Joint Venture	—	64
Interest Expense	458	—
Depreciation/Amortization	1,694	72
Management Co. Indirect	245	189
Allocated Corporate Expenses	210	124

Net Operating Income (loss)	$ 5,273	(158)

Net Operating Income Reconciliation
Nine months ending 06/30/15 (in thousands)

	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals

Income from continuing operations	$ 4,503	(1,541)	1,720	(660)	4,022
Income Tax Allocation	2,879	(986)	1,100	(421)	2,572
Inc. from continuing operations before income taxes	7,382	(2,527)	2,820	(1,081)	6,594

Less:
Lease intangible rents	39	—
Plus:
Loss on investment land sold	—	20
Unrealized rents	103	—
Equity in loss of Joint Venture	—	226
Interest Expense	1,473	—
Depreciation/Amortization	5,256	210
Management Co. Indirect	544	684
Allocated Corporate Expenses	1,007	595

Net Operating Income	$ 15,726	(792)
35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at June 30, 2016 was 1.4%. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing margin at June 30, 2016 with First Tennessee Bank was 1.9%.

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

As of June 30, 2016, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
Through
April 30	—	$—	—	$5,000,000

May 1
Through
May 31	—	$—	—	$5,000,000

June 1
Through
June 30	1,421	$30.32	1,421	$4,957,000

Total	1,421	$30.32	1,421

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

FRP Holdings, Inc.

Date: August 2, 2016	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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