Form 10-K
period 2016-09-30
FRP HOLDINGS, INC.
filed 2016-12-12
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2016.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s stock outstanding as of December 12, 2016 was 9,881,415. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2016, the last day of business of our most recently completed second fiscal quarter, was $269,324,902. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2016 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2016 are incorporated by reference in Part III.

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

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements, including without limitation relating to the Company's plans, strategies, objectives, expectations, intentions, capital expenditures, future liquidity, and plans and timetables for completion of pending development projects. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: uncertainties as to whether the Company can complete, and the timetable for completion of pending or proposed development projects; levels of construction activity in the markets served by our mining properties; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

Our Business. FRP Holdings, Inc. (the “Company”) is a holding company engaged in various real estate businesses. The segments of the Company include: (i) leasing and management of warehouse and office buildings owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”) and (iii) real property acquisition, entitlement, development and construction primarily for warehouse and office buildings (the “Land Development and Construction Segment”).

The Asset Management Segment owns, leases and manages warehouse and office buildings located predominately in the Baltimore, northern Virginia, and Washington, DC market areas. Price, location, rental space availability, flexibility of design and property management services are the major factors that affect competition in the flexible warehouse and office rental market. The Company experiences considerable competition in all of its markets. Tenants of our flexible warehouse/office properties are not concentrated in any one particular industry.

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

Customers. Primarily due to our preferred mid-sized (75,000-150,000 square feet) warehouse buildings, the Asset Management Segment mainly caters to local and regional tenants (versus larger national tenants). We do not have any material dependence on a particular industry for our tenants in this segment. With the completion and occupancy of the 3rd build to suit for VADATA at Patriot Business Park in the first quarter of fiscal 2015 this particular tenant accounted for 11% of the Company’s consolidated revenues during fiscal 2016. In the Mining Royalty Lands segment, we have a total of four tenants currently leasing our mining locations and one particular tenant (Vulcan Materials Company) accounted for 15.6% of the Company’s consolidated revenues in fiscal 2016. An event affecting either VADATA’s or Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant warehouse rental properties. Our hands on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 11 to the consolidated financial statements included in the accompanying 2016 Annual Report to Shareholders, which is incorporated herein by reference.

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

Employees. The Company employed 18 people in its real estate group at September 30, 2016.

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

With respect to our RiverFront on the Anacostia site in Washington, D.C., preliminary environmental testing has indicated the presence of contaminated material that will have to be specially handled in excavation in conjunction with construction. While we have recovered and will continue to seek partial reimbursement for these costs from our prior tenant and/or neighboring property owners, we still expect to incur significant environmental costs in connection with construction.

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

The Company has no obligation to remediate this contamination on Phases III and IV until such time as it commences construction there.

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

When a lease expires, a tenant may elect not to renew it. If that occurs, we may not be able to lease the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and concessions to tenants) may be less favorable than the prior lease. If we are unable to lease all or substantially all of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of September 30, 2016, leases of our properties representing approximately 17.4%, 23.0%, and 9.6% of the total square footage of buildings completed prior to September 30, 2016 are scheduled to expire in fiscal years 2017, 2018 and 2019, respectively.

We may be unable to lease currently vacant properties.

As of September 30, 2016, 10.1% of our properties are vacant. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.

We have 20 buildings in our portfolio that are single-tenant leased, representing 52% of developed property rentals under long-term leases. We have 8 other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or may have to make expenditures to retrofit or divide the space. Additionally, we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants become a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with the Company. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that may be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rent payments could adversely affect our cash flow.

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
8

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

As of September 30, 2016, we had outstanding non-recourse mortgage indebtedness of $36,012,000, secured by developed real estate properties having a carrying value of $45,478,000.

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

As of September 30, 2016, two of our directors, John D. Baker, II and Thompson S. Baker, II beneficially own approximately 19% of the outstanding shares of our common stock (80% of such shares are held in trusts under which voting power is shared with other family members) and certain of their family members beneficially own an additional 11.8%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) over 20,000 acres of land in Florida, Georgia, Maryland, Virginia, Delaware and the District of Columbia. This land is generally held by the Company in three distinct categories (i) land owned and leased to mining companies for royalties or rents, (ii) land owned and operated as income producing rental properties predominately in the form of warehouse/office buildings, and (iii) land owned and held for investment to be further developed for future income production or sales to third parties.

Mining Royalty Lands Segment – Mining Properties. The following table summarizes the Company's mining royalty lands and estimated reserves at September 30, 2016 a substantial portion of which are leased to Vulcan Materials.

Tons of
	Tons Sold	Estimated
	in Year	Reserves
	Ended	at
	9/30/16	9/30/16	Approximate
	(000's)	(000's)	Acres Owned
The Company owns nine
locations currently being
mined in Grandin, Keuka,
Newberry, Astatula and Airgrove, Florida;
Columbus, Macon, and Tyrone, Georgia;
and Manassas, Virginia.	6,538	321,916	11,328

The Company owns four locations that are
leased for mining but are not currently being
mined in Ft. Myers (Lee County), Marion
County and Lake County, Florida and
and Forest Park, Georgia.	0	87,827	3,867

This table excludes the Brooksville, Florida property, approximately 4,280 acres, as it was transferred on October 4, 2006 to a joint venture with Vulcan Materials Company (“Vulcan Materials”) for future development.

In May, 2014 the Company entered into an amendment to our lease agreement for our Ft. Myers location requiring that the mining be accelerated and that the mining plan be conformed to accommodate the future construction of up to 105 residential dwelling units around the mined lakes. In return, the Company agreed to sell Lee County a right of way for a connector road that would benefit the residential area on our property and to place a conservation easement on part of the property. Based on information from our tenant, Vulcan Materials Company, the Company is hopeful that all necessary permits to commence mining on this property will be received during fiscal 2017.

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

Mining Royalty Lands Segment - Brooksville Joint Venture. On October 4, 2006, a subsidiary of the Company (Florida Rock Properties, Inc.) entered into a Joint Venture Agreement with Florida Rock Industries,

Inc. (which was acquired by Vulcan Materials in 2007) to form Brooksville Quarry, LLC, a real estate joint venture, to develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. The Master Plan zoning for the Project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville location. In fiscal 2016, 404,000 tons were sold and estimated reserves were 5,698,000 as of September 30, 2016. During fiscal 2015, the Company agreed to extend the mining lease on this property for an additional four years, through the year 2022, in exchange for an immediate increase in the annual minimum royalty and a higher royalty rate on tons sold and mined from the property.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 1,923 acres of investment properties in Gulf Hammock (approximately 1,600 acres currently on the market for $4.5 million), Brooksville, Palatka, and Polk County, Florida and Yatesville and Henderson, Georgia.

Asset Management Segment. As of September 30, 2016, the Asset Management Segment owned 42 warehouse/office buildings, totaling 3,880,365 square feet, all of which (with the exception of one building) are in the Mid-Atlantic region of the United States as follows:

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

5) Rossville Business Center in Baltimore County, Maryland consists of two warehouse/office buildings totaling 190,517 square feet.

6) 34 Loveton Circle in suburban Baltimore County, Maryland consists of one office building totaling 33,708 square feet (24% of the space is occupied by the Company for use as our Baltimore headquarters).

7) Oregon Business Center in Anne Arundel County, Maryland consists of two warehouse/office buildings totaling 195,615 square feet.

8) Arundel Business Center in Howard County, Maryland consists of two warehouse/office buildings totaling 162,796 square feet.

9) 100-200 Interchange Boulevard in New Castle County, Delaware consists of two warehouse/office buildings totaling 303,006 square feet.

10) Windlass Run Business Park in Baltimore County, Maryland consists of one warehouse/office building totaling 69,474 square feet.

11) 155 E. 21st Street in Duval County, Florida consists of one office building totaling 68,757 square feet.

12) Hollander 95 Business Park in Baltimore City, Maryland consists of two warehouse/office building totaling 162,350 square feet.

13) Patriot Business Park in Prince William County, Virginia consists of three warehouse/office buildings totaling 373,000 square feet.

14) Transit Business Park in Baltimore, Maryland consists of five buildings totaling 232,318 square feet.

15) Kelso Business Park in Baltimore County, Maryland, consists of two warehouse/office buildings totaling 69,680 square feet.

16) 1187 Azalea Garden Road in Norfolk, VA consists of one warehouse totaling 188,093 square feet.

17) 10820 Gilroy Road in Baltimore County, Maryland, consists of one warehouse/office building totaling 107,438 square feet.

18) 7700 Port Capital Drive in Howard County, Maryland consists of one warehouse/office building totaling 91,218 square feet.

Land Development and Construction Segment – Warehouse/Office Land.

At September 30, 2016 this segment owned the following future development parcels:

1)	20 acres of horizontally developed land available for future construction of an additional 286,500 square feet of warehouse/office product at Lakeside Business Park in Harford County, Maryland.

2)	17.5 acres of horizontally developed land available for future construction of 164,500 square feet of office buildings representing our 50% interest in a joint venture at Windlass Run Business Park in Baltimore County, Maryland.

3)	25 acres of horizontally developed land available for future construction of 202,653 square feet of warehouse/office product at Patriot Business Park in Prince William County, Virginia.

4)	33 acres of horizontally developed land available for future construction of 319,950 square feet of warehouse, office, hotel and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

Land Development and Construction Segment – Land Held for Investment or Sale.

1)	The Windlass Run Residential (previously Bird River) Phase 2 property consists of 74 useable acres located in southeastern Baltimore County, Maryland, adjacent to our Windlass Run Business Park. The Company rezoned the property in September 2007 to allow for additional residential density. The Company executed two contracts on April 17, 2013 for the sale of phase 1 of the property in the quarter ending September 30, 2013 for $8.0 million and the balance for $11.0 million approximately 18 months later. The sale of phase 1 was completed in August of 2013 and resulted in a gain of $4,928,000. The sale of phase two was originally scheduled to close in March of 2015 but was extended by the Buyer on March 20, 2015 with payment of an $187,754 extension fee to allow closing on or before September 30, 2015. Closing occurred on October 30, 2015.

2)	The RiverFront on the Anacostia property is a 5.8 acre parcel of real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail uses and approximately 569,600 square feet of residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River.

On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell a 305 unit residential apartment building

(including approximately 18,000 square feet of retail) on approximately 2 acres of the site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 76.91% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both of these financings are non-recourse to the Company. Construction commenced in October 2014 and occupancy started in August 2016. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

On August 24, 2015, in anticipation of commencing construction of the new Frederick Douglass bridge at a location immediately to the West of the existing bridge, the District of Columbia filed a Declaration of Taking for a total of 7,390 square feet of permanent easement and a 5,022 square foot temporary construction easement on land along the western boundary of the land that will ultimately hold Phase III and IV. Previously, the Company and the District had conceptually agreed to a land swap with no compensation that would have permitted the proposed new bridge, including construction easements, to be on property wholly owned by the District. As a result, the Planned Unit Development was designed and ultimately approved by the Zoning Commission as if the land swap would occur once the District was ready to move forward with the new bridge construction. In September 2016 the Company received $1,115,400 as settlement for the easement. The Company will continue to seek an agreement from the District that the existing bridge easement will terminate when the new bridge has been placed in service and the existing bridge has been removed. The Company’s position is that otherwise Phase IV will be adversely impacted and additional compensation or other relief will be due the Company.

3)	The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 117 acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use. In the fourth quarter of fiscal 2016, the Company received approval from the Town of Hampstead and has rezoned the property for residential use. Management believes this to be a higher and best use of the property.

4)	The Square 664E property is approximately 2 acres and sits on the Anacostia River at the base of South Capitol Street approximately 1 mile down river from our RiverFront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five (5) years. In the quarter ending December 31, 2014, the District of Columbia announced that it had selected an approximate 5 acre site adjacent to this property for the future construction of the new DC United major league soccer stadium. Construction is underway to completely rebuild the existing bulkhead in anticipation of future high rise development on this property.

Item 3. LEGAL PROCEEDINGS.

Note 13 to the consolidated financial statements included in the accompanying 2016 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 414 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of September 30, 2016. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 7 of the Company's 2016 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 5 to the consolidated financial statements included in the accompanying 2016 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1
Through
July 31	—	$—	—	$4,957,000

August 1
Through
August 31	—	$—	—	$4,957,000

September 1
Through
September 30	—	$—	—	$4,957,000

Total	—	$—	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2016 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 8 through 18 of the Company’s 2016 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2016 was 1.4%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing margin at September 30, 2016 with First Tennessee Bank was 1.9%.

At September 30, 2016 a 1% increase in the current per annum interest rate would result in $68,070 of additional interest expense during the next 12 months under the Wells Fargo Credit Agreement. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of September 30, 2016. The calculation, therefore, does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, which we may take in response to any rate increase.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table provides information about the Company’s long-term debt and variable rate debt outstanding at September 30, 2016 (dollars in thousands):

						There		Fair
Liabilities:	2017	2018	2019	2020	2021	after	Total	Value

Scheduled
maturities of
long-term debt:

Fixed Rate	$4,455	$4,673	$3,885	$3,725	$3,485	$15,789	$36,012	$39,409
Average interest rate	6.1%	6.0%	5.9	5.8	5.8	5.8

Variable Rate	$6,807
Average interest rate	2.0%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 19 through 33 of the Company's 2016 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2016, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions “Board of Directors and Corporate Governance- Our Board of Directors,” “Board of Directors and Corporate Governance- Board Leadership,” “Board of Directors and Corporate Governance- Board Committees,” “Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation Discussion and Analysis” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.frpholdings.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions “Securities Ownership” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

Equity Compensation Plan Information

			Number of Securities
			remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	263,560	$23.50	384,430

Equity compensation plans
not approved by security holders	0	0	0

Total	263,560	$23.50	384,430

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions” and “Board of Directors and Corporate Governance- Director Independence” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

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

FRP Holdings, Inc.

Date: December 12, 2016	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2016.

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

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

EXHIBIT INDEX

Item 15(a)(3)

2.1	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2015.
3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Second Amended and Restated Bylaws of FRP Holdings, Inc., adopted February 4, 2015.*
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated by reference to Exhibit 3.1 of this Form 10-K..
10.1	Tax Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2015.
10.2	Employee Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2015.
10.3	Transition Services Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 3, 2015.
10.4	Credit Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Wells Fargo Bank, N.A., incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2015.
10.5	Loan Agreement, dated July 24, 2015 by and among FRP Development Corp., FRP Manassas and First Tennessee Bank National Association.*
10.6	Mining Lease Agreement, dated September 1, 1986, between Florida Rock Industries, Inc. and Florida Rock Properties, Inc., successor by merger to Grandin Land, Inc., incorporated by reference to an exhibit previously filed with Form S-4 dated December 13, 1988. File No. 33-26115.
10.7	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.8	Summary of Management Incentive Compensation Plans, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.9	Management Security Agreements between the Company and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.10	FRP Holdings, Inc. 2000 Stock Option Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 15, 1999. File No. 33-26115.
10.11	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005. File No. 33-26115.
10.12	Joint Venture Agreement between Florida Rock Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 33-26115.
10.13	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.14	Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.15	Limited Liability Company Agreement of RiverFront Investment Partners I LLC. Between FRP RiverFront I LLC and MRP SE Waterfront Residential LLC. incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2013. File No. 33-26115.
13.1	The Company's 2015 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2015 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
21

14.1	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014.
21.1	Subsidiaries of Registrant at September 30, 2016: Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); ; Oz LLC(a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company); FRP 10820 Gilroy Road LLC (a Maryland limited liability company); FRP Transit Business Park (a Maryland limited liability company); FRP Kelso LLC (a Maryland limited liability company); FRP Oregon Avenue LLC (a Maryland limited liability company); FRP Preston Court LLC (a Maryland limited liability company); FRP Port Capital LLC (a Maryland limited liability company); Brooksville Quarry, LLC (a Florida limited liability company, 50% owned by the Company); Lake Louisa, LLC (a Florida limited liability company); FRP Riverfront I, LLC (a Delaware limited liability company); Riverfront Investment Partners I, LLC (a Delaware limited liability company, 77.14% owned by the company); Hillside Business Park Property Owners Association, Inc. (a Maryland corporation); Lakeside Business Park Property Owners Association, Inc. (a Maryland limited liability company) FRP Riverfront I, LLC (a Delaware limited liability company).
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 24 of this Form 10-K.
31.1	Certification of Thompson S. Baker II.
31.2	Certification of Thompson S. Baker II.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information Statement of Patriot Transportation Holding, Inc., dated January 12, 2015, incorporated by reference to the Company’s Form 8-K filed on January 13, 2015.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2016
and 2015	20	(a)

For the years ended September 30, 2016, 2015 and 2014:
Consolidated statements of income	19	(a)
Consolidated statements of comprehensive income	19	(a)
Consolidated statements of cash flows	21	(a)
Consolidated statements of shareholders' equity	22	(a)

Notes to consolidated financial statements	23-33	(a)

Report of Independent Registered Certified Public
Accounting Firm	34-35	(a)

Selected quarterly financial data (unaudited)	7	(a)

Consent of Independent Registered Certified Public
Accounting Firm	24	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedule	24	(b)

Consolidated Financial Statement Schedule:

III - Real estate and accumulated depreciation and
Depletion	25-26	(b)

(a) Refers to the page number in the Company's 2016 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-55132, 333-125099 and 333-131475) of FRP Holdings, Inc. of our report dated December 12, 2016 relating to the consolidated financial statements and the effectiveness of FRP Holdings, Inc’s internal control over financial reporting which appears in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 12, 2016, relating to the financial statement schedule, which appears in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia

December 12, 2016

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

FRP Holdings, Inc.:

Our audit of the consolidated financial statements referred to in our report dated December 12, 2016 appearing in the 2016 Annual Report to Shareholders of FRP Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 12, 2016

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND

DEPLETION (dollars in thousands)

SEPTEMBER 30, 2016

County	Encumb- rances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at end of period (a)	Accumulated Depreciation & Depletion	Year Of Constr- uction	Date Acquired	Depreciation Life Computed on:
Mining Royalty Lands
Alachua, FL		$1,442	$0	$1,442	$156	n/a	4/86	unit
Clayton, GA		369	0	369	5	n/a	4/86	unit
Fayette, GA		685	199	884	67	n/a	4/86	unit
Lake, FL		402	0	402	158	n/a	4/86	unit
Lake, FL		1,083	0	1,083	975	n/a	4/86	unit
Lake Louisa, FL		11,039	0	11,039	0	n/a	5/12	unit
Lee, FL		4,690	12	4,702	6	n/a	4/86	unit
Monroe, GA		792	0	792	288	n/a	4/86	unit
Muscogee, GA		369	(45)	324	324	n/a	4/86	unit
Prince William, VA		298	0	298	298	n/a	4/86	unit
Putnam, FL		15,002	37	15,039	4,533	n/a	4/86	unit
Putnam, FL		302	(2)	300	283	n/a	4/86	5 yr.
Spalding, GA		20	0	20	0	n/a	4/86	n/a
Marion, FL		1,180	4	1,184	599	n/a	4/86	unit
Investment Property		1,629	(101)	1,528	691	n/a	4/86	n/a
	0	39,302	104	39,406	8,383
Asset Management Properties
Baltimore, MD	1,698	439	4,429	4,868	2,714	1990	10/89	39 yr.
Baltimore, MD	3,288	950	7,722	8,672	4,847	1994	12/91	39 yr.
Baltimore, MD	973	690	2,861	3,551	1,570	2000	07/99	39 yr.
Baltimore, MD	0	1,435	4,229	5,664	1,113	2008	12/02	39 yr.
Baltimore, MD	0	4,309	276	4,585	273	n/a	06/15	39 yr.
Baltimore, MD	0	8,412	521	8,933	54	1967	07/16	39 yr.
Baltimore City, MD	4,712	5,106	5,488	10,594	1,108	2016	12/10	39 yr.
Baltimore City, MD	0	7,442	1,869	9,311	1,070	n/a	6/13	39 yr.
Duval, FL	0	2,416	541	2,957	2,793	n/a	4/86	25 yr.
Harford, MD	486	31	3,830	3,861	2,181	1998	8/95	39 yr.
Harford, MD	1,377	50	5,709	5,759	2,605	1999	8/95	39 yr.
Harford, MD	2,646	85	7,091	7,176	3,677	2001	8/95	39 yr.
Harford, MD	2,148	88	10,133	10,221	4,379	2007	8/95	39 yr.
Harford, MD	1,506	155	12,627	12,782	4,401	2009	8/95	39 yr.
Howard, MD	0	2,859	4,887	7,746	4,369	1996	9/88	39 yr.
Howard, MD	879	2,473	1,046	3,519	1,480	2000	3/00	39 yr.
Elkridge, MD	0	8,920	27	8,947	355	TBD	10/15	39 yr.
Anne Arundel, MD	8,179	715	9,394	10,109	5,893	1989	9/88	39 yr.
Anne Arundel, MD	4,730	950	14,211	15,161	5,184	2003	5/98	39 yr.
Anne Arundel, MD	0	1,525	10,800	12,325	3,737	2005	8/04	39 yr.
Anne Arundel, MD	3,390	737	5,430	6,167	1,900	2006	1/03	39 yr.
Anne Arundel, MD	0	667	10,641	11,308	2,832	2012	7/07	39 yr.
Norfolk, VA	0	7,512	36	7,548	2,668	2004	10/04	39 yr.
Prince William, VA	0	7,039	24,078	31,117	2,582	2014	12/05	39 yr.
Newcastle Co., DE	0	11,559	2,959	14,518	4,736	2004	4/04	39 yr.
	36,012	76,564	150,835	227,399	68,521
Land Development and Construction Properties
Baltimore City, MD	0	988	3,826	4,814	106	n/a	12/10	15 yr.
Carroll, MD	0	4,720	2,340	7,060	0	n/a	3/08	n/a
Harford, MD	0	92	1,600	1,692	0	n/a	8/95	n/a
Prince William, VA	0	3,402	4,670	8,072	97	n/a	12/05	15 yr.
Washington D.C.	0	2,957	9,858	12,815	2,866	n/a	4/86	15 yr.
Washington D.C.	0	3,811	2,404	6,215	0	n/a	10/97	n/a
	0	15,970	24,698	40,668	3,069

GRAND TOTALS	$36,012	$131,836	$175,637	$307,473	$79,973

(a) The aggregate cost for Federal income tax purposes is $269,546.

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND DEPLETION

YEARS ENDED SEPTEMBER 30, 2016, 2015 AND 2014

(In thousands)

	2016		2015	2014

Gross Carrying Cost of Real Estate:

Balance at beginning of period	$292,528		$286,671	$268,932

Additions during period:
Amounts capitalized	27,439		6,063	19,154

Deductions during period:
Cost of real estate sold	(5,011)		—	(1,415)
Other	(7,483	) (1)	(206)	—

Balance at close of period	$307,473		$292,528	$286,671

Accumulated Depreciation & Depletion:

Balance at beginning of period	$73,480		$67,598	$62,167

Additions during period:
Charged to cost & expense	6,690		5,902	5,446

Deductions during period:
Real estate sold	—		—	(15)
Other	(197)		(20)	—

Balance at close of period	$79,973		$73,480	$67,598

(1) Includes $6,828 of property cost transferred to Investment in Joint Ventures for the joint venture partnership with St. John Properties.

