Form 10-QT
period 2016-12-31
FRP HOLDINGS, INC.
filed 2017-02-09
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended ______________

or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from October 1, 2016 to December 31, 2016

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2016
Common Stock, $.10 par value	9,914,054 shares
per share

1

FRP HOLDINGS, INC.

FORM 10-Q

THREE MONTHS ENDED DECEMBER 31, 2016

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Transition Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to, levels of construction activity in the markets served by our mining properties, demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area, our ability to obtain zoning and entitlements necessary for property development, the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt, general real estate investment and development risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, environmental liabilities, inflation risks, cybersecurity risks, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. In addition, if we elect REIT status these risk factors also would include our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	December 31	September 30
Assets:	2016	2016
Real estate investments at cost:
Land	$99,417	99,357
Buildings and improvements	195,443	193,283
Projects under construction	11,779	8,592
Total investments in properties	306,639	301,232
Less accumulated depreciation and depletion	82,392	80,616
Net investments in properties	224,247	220,616

Real estate held for investment, at cost	7,176	7,176
Real estate held for sale, at cost	—	—
Investment in joint ventures	22,901	23,854
Net real estate investments	254,324	251,646

Accounts receivable	710	987
Unrealized rents	4,562	4,657
Deferred costs	6,786	7,321
Other assets	178	178
Total assets	$266,560	264,789

Liabilities:
Lines of credit payable	$6,665	6,807
Secured notes payable, current portion	4,526	4,455
Secured notes payable, less current portion	29,554	30,670
Accounts payable and accrued liabilities	3,747	4,344
Environmental remediation liability	2,037	2,037
Bank overdraft	254	6
Federal and state income taxes payable	887	13
Deferred revenue	1,126	1,423
Deferred income taxes	16,455	16,436
Deferred compensation	1,475	1,453
Deferred lease intangible, net	9	14
Tenant security deposits	1,005	1,032
Total liabilities	67,740	68,690

Commitments and contingencies (Note 8)

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,914,054 and 9,867,279 shares issued and outstanding, respectively	991	987
Capital in excess of par value	52,647	51,606
Retained earnings	145,168	143,486
Accumulated other comprehensive income, net	14	20
Total shareholders’ equity	198,820	196,099
Total liabilities and shareholders’ equity	$266,560	264,789

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2016	2015
Revenues:
Rental revenue	$6,328	6,027
Mining Royalty and rents	1,857	1,638
Revenue – reimbursements	1,327	1,158
Total Revenues	9,512	8,823

Cost of operations:
Depreciation, depletion and amortization	2,095	1,896
Operating expenses	994	973
Environmental remediation expense (recovery)	—	(3,000)
Property taxes	1,089	1,118
Management company indirect	475	504
Corporate expenses (Note 4 Related Party)	855	732
Total cost of operations	5,508	2,223

Total operating profit	4,004	6,600

Interest income	—	1
Interest expense	(306)	(481)
Equity in loss of joint ventures	(1,119)	(54)
Gain on investment land sold	—	6,286

Income before income taxes	2,579	12,352
Provision for income taxes	897	4,879

Net income	$1,682	7,473

Earnings per common share:
Basic	$0.17	0.76
Diluted	$0.17	0.76

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,879	9,802
-diluted earnings per common share	9,923	9,853

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (In thousands)

	THREE MONTHS ENDED
	DECEMBER 31,
	2016	2015
Net income	$1,682	7,473
Other comp. income (loss) net of tax:
Minimum pension liability	(6)	—
Comprehensive income	$1,676	7,473

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(In thousands) (Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$1,682	7,473
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	2,171	1,959
Deferred income taxes	19	3,446
Equity in loss of joint ventures	1,119	54
Gain on sale of equipment and property	—	(6,285)
Stock-based compensation	79	72
Net changes in operating assets and liabilities:
Accounts receivable	277	209
Deferred costs and other assets	274	(750)
Accounts payable and accrued liabilities	(895)	(1,904)
Income taxes payable and receivable	874	1,432
Other long-term liabilities	(10)	122
Net cash provided by operating activities	5,590	5,828

Cash flows from investing activities:
Investments in properties	(5,407)	(10,539)
Investments in joint ventures	(168)	(214)
Cash held in escrow	—	(1,174)
Proceeds from the sale of real estate held for investment and properties	—	11,297
Net cash used in investing activities	(5,575)	(630)

Cash flows from financing activities:
Increase in bank overdrafts	248	69
Repayment of long-term debt	(1,088)	(1,020)
Proceeds from borrowing on revolving credit facility	7,832	11,541
Payment on revolving credit facility	(7,974)	(17,107)
Exercise of employee stock options	967	900
Net cash used in financing activities	(15)	(5,617)

Net decrease in cash and cash equivalents	—	(419)
Cash and cash equivalents at beginning of period	—	419
Cash and cash equivalents at end of the period	$—	—

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. (“FRP” or the “Company”) is a holding company engaged in the real estate business, namely (i) warehouse/office building ownership, leasing and management, (ii) mining royalty land ownership and leasing and (iii) land acquisition, entitlement and development primarily for future warehouse/office building construction.

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”). Our investment in the Brooksville joint venture, BC FRP Realty joint venture and Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for a full year. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2016.

On December 19, 2016, the Executive Committee of the Board of Directors approved the change in the Company’s fiscal year end from September 30 to December 31. The quarter ending December 31, 2016 is a transition period.

(2) Recently Issued Accounting Standards. In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. As the Company is primarily a lessor the adoption of this guidance is not expected to have a material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments are recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits were recorded in equity and as financing activity prior to adoption of this ASU. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance prospectively as of October 1, 2016 and there was no impact to the consolidated financial statements for the transition period ending December 31, 2016.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which relates to the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than included in the asset deferred costs. The Company adopted this guidance as of October 1, 2016 with retrospective presentation.  Unamortized debt issuance costs of $887,000 has been reclassified to offset the related debt as of September 30, 2016.

(3) Business Segments. The Company is reporting its financial performance based on three reportable segments, Asset Management, Mining Royalty Lands and Land Development and Construction, as described below.

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

	Three Months ended
	December 31,
	2016	2015
Revenues:
Asset management	$7,321	6,915
Mining royalty lands	1,880	1,659
Land development and construction	311	249
	$9,512	8,823

Operating profit:
Before corporate expenses: Asset management	$3,509	3,388
Mining royalty lands	1,750	1,525
Land development and construction	(400)	2,419
Corporate expenses:
Allocated to asset management	(485)	(378)
Allocated to mining royalty	(42)	(55)
Allocated to land development and construction	(328)	(299)
	(855)	(732)
	$4,004	6,600

Interest expense:
Asset management	$306	481

Depreciation, depletion and amortization:
Asset management	$2,005	1,798
Mining royalty lands	35	34
Land development and construction	55	64
	$2,095	1,896

Capital expenditures:
Asset management	1,199	9,237
Mining royalty lands	2	—
Land development and construction	4,206	1,302
	$5,407	10,539

	December 30,	September 30,
Identifiable net assets	2016	2016

Asset management	$169,736	170,562
Mining royalty lands	39,259	39,570
Land development and construction	57,126	54,157
Cash items	—	—
Unallocated corporate assets	439	500
	$266,560	264,789

(4) Related Party Transactions. The Company is a party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Transition Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective August 1, 2016.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $377,000 and $386,000 for the three months ended December 31, 2016 and 2015, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

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

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	December 31,	September 30,
	2016	2016
Revolving credit (uncollateralized)	$6,665	6,807
5.6% to 7.9% mortgage notes
due in installments through 2027	34,080	35,125
	40,745	41,932
Less portion due within one year	4,526	4,455
	$36,219	37,477

On January 30, 2015, the Company entered into a five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of December 31, 2016, there was $6,441,000 outstanding on the revolver, $2,442,000 outstanding under letters of credit and $11,117,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of December 31, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $74 million combined. The Company was in compliance with all covenants as of December 31, 2016.

On July 24, 2015 the Company closed on a five year, $20 million secured revolver with First Tennessee Bank with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of December 31, 2016, there was $224,000 outstanding on the revolver and $19,776,000 available for borrowing. The Company expects to close on a second facility with First Tennessee Bank with a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties during 2017. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

During the three months ended December 31, 2016 and December 31, 2015 the Company capitalized interest costs of $328,000 and $222,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	December 31,
	2016	2015
Weighted average common shares outstanding
during the period – shares used for basic
earnings per common share	9,879	9,802

Common shares issuable under share based
payment plans which are potentially dilutive	44	51

Common shares used for diluted
earnings per common share	9,923	9,853

Net income	$1,682	7,473

Earnings per common share:
Basic	$0.17	0.76
Diluted	$0.17	0.76

For the three months ended December 31, 2016 and 2015, 61,640 and 72,090 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. The Company' has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 580,400 at December 31, 2016.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 35% and 46%, risk-free interest rate of .3% to 4.2% and expected life of 3.0 to 7.0 years.

The dividend yield of zero is based on the fact that the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated based on the Company’s historical experience over a period equivalent to the expected life in years. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate at the date of grant with a term consistent with the expected life of the options granted. The expected life calculation is based on the observed and expected time to exercise options by the employees.

The Company recorded the following stock compensation expense in its consolidated statement of income (in thousands):

	Three Months ended
	December 31,
	2016	2015
Stock option grants	$79	72
Annual director stock award	—	—
	$79	72

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
October 1, 2016	263,560	$23.50	5.6	$2,539
Granted	19,600	$39.00		$297
Exercised	(46,775)	$20.66		$(396)
Outstanding at
December 31, 2016	236,385	$25.35	6.1	$2,440
Exercisable at
December 31, 2016	171,811	$23.48	5.3	$1,570
Vested during
three months ended
December 31, 2016	38,433			$391

The aggregate intrinsic value of exercisable in-the-money options was $2,450,000 and the aggregate intrinsic value of outstanding in-the-money options was $2,946,000 based on the market closing price of $37.70 on December 30, 2016 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of December 31, 2016 was $541,000, which is expected to be recognized over a weighted-average period of 4.0 years.

Gains of $830,000 were realized by option holders during the three months ended December 31, 2016. Patriot realized the tax benefits because these options were exercised by Patriot employees for options granted prior to the spin-off.

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

Preliminary testing on the site of the Company's four phase master development known as RiverFront on the Anacostia in Washington, D.C. indicated the presence of contaminated material that will have to be specially handled upon excavation in conjunction with construction. The Company has agreed with our joint venture partner to bear the cost of handling the contaminated materials on the first phase of this development up to a cap of $1.871 million. As of September 30, 2016, the excavation and foundation work for Phase 1 were substantially complete; thus, the bulk of the remediation expenses have been incurred. Management believes the total cost for remediation on Phase 1 will end up at approximately $1.9 million. During the quarter ending December 31, 2015, management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims on all four phases against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. The Company executed a letter of intent with MRP Realty in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement. The Company has no obligation to remediate this contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase. The Company's actual expense to address this issue may be materially higher or lower than the expense previously recorded depending upon the actual costs incurred and any reimbursement that we receive from the prior tenant.

(9) Concentrations.  With the completion and occupancy of the 3rd build to suit for the same tenant at Patriot Business Park in the first quarter of fiscal 2015 this particular tenant accounted for 11% of the Company’s consolidated revenues during the quarter ending December 31, 2016.  The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 14.3% of the Company’s consolidated revenues during the quarter ending December 31, 2016 and $216,326 of accounts receivable at December 31, 2016.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

As of December 31, 2016 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. At December 31, 2016 and 2015, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2016, the carrying amount and fair value of such other long-term debt was $40,745,000 and $43,747,000, respectively. At September 30, 2016, the carrying amount and fair value of such other long-term debt was $41,932,000 and $46,216,000, respectively.

(11) Unusual or Infrequent Items Impacting Quarterly Results. Costs of operations for the land development and construction segment for the quarter ending December 31, 2015 includes a $3,000,000 positive benefit from settlement of environmental claims against our former tenant at the Riverfront on the Anacostia property (see Note 8).

Gain on investment land sold for the quarter ending December 31, 2015 includes $6,277,000 gain on the sale of phase 2 of Windlass Run residential property.

(12) Investments in Joint Ventures.

RiverFront. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2 acres of the roughly 5.82 acre site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 77.14% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources are non-recourse to FRP. At the time of these financings, RiverFront Holdings I, LLC. was formed as a parent to RiverFront Investment Partners I, LLC with EB5 as an equity partner in Riverfront Holdings I, LLC. Construction commenced in October 2014. First occupancy was in August 2016 and the Company anticipates lease up to occur during all of 2017. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. The company and MRP Realty executed a letter of intent in May 2016 to develop Phase II but the joint venture is not yet formed.

Other income for the three months ended December 31, 2016 includes a loss of $1,115,000 representing the Company’s portion of the loss of this joint venture.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Florida Rock Industries, Inc. (now owned by Vulcan Materials Company) to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2022 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP, and they each have a mandatory obligation to fund additional capital contributions of up to $2,430,000. Capital contributions of $2,430,000 have been made by each party as of December 31, 2016. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the three months ended December 31, 2016 includes a loss of $4,000 representing the Company’s portion of the loss of this joint venture. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project, and zoning for the Project was obtained from Hernando County in August 2012. We will continue to monitor the residential market in Hernando County and pursue opportunities to partner with a master community developer or major homebuilder to commence construction when the market dictates.

BC FRP Realty (Windlass Run). During the 2nd quarter of fiscal 2016, we entered into an agreement with a substantial Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May, 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership

As of December 31, 2016
RiverFront Holdings I, LLC	77.14%	$10,151	$90,420	$ (1,446)	$ (1,115)
Brooksville Quarry, LLC	50.00%	7,522	14,341	(8)	(4)
BC FRP Realty, LLC	50.00%	5,228	10,784	—	—
Total		$ 22,901	$ 115,545	$ (1,454)	$ (1,119)

As of September 30, 2016
RiverFront Holdings I, LLC	77.14%	$ 11,261	$ 83,927	$ (1,193)	$ (938)
Brooksville Quarry, LLC	50.00%	7,496	14,350	(80)	(40)
BC FRP Realty, LLC	50.00%	5,097	10,573	—	—
Total		$ 23,854	$ 108,850	$ (1,273)	$ (978)

	As of December 31, 2016
	Riverfront	Brooksville	BCF FRP
	Holdings I, LLC	Quarry, LLC	Realty, LLC	Total

Cash	$1,023	$18	$21	$1,062
Cash held in escrow	88	—	—	88
Investments in real estate, net	89,309	14,323	10,763	114,395
Total Assets	$90,420	$14,341	$10,784	$115,545

Other Liabilities	$6,348	$1	$47	$6,396
Long-term Debt	69,042	—	—	69,042
Capital – FRP	10,151	7,522	5,228	22,901
Capital - Third Parties	4,879	6,818	5,509	17,206
Total Liabilities and Capital	$90,420	$14,341	$10,784	$115,545

	As of September 30, 2016
	Riverfront	Brooksville	BCF FRP
	Holdings I, LLC	Quarry, LLC	Realty, LLC	Total

Cash	$297	$35	$20	$352
Cash held in escrow	13	—	—	13
Investments in real estate, net	83,617	14,315	10,553	108,485
Total Assets	$83,927	$14,350	$10,573	$108,850

Other Liabilities	$5,140	$65	$17	$5,222
Long-term Debt	62,316	—	—	62,316
Capital – FRP	11,261	7,496	5,097	23,854
Capital - Third Parties	5,210	6,789	5,459	17,458
Total Liabilities and Capital	$83,927	$14,350	$10,573	$108,850
14

Income statements for the RiverFront Holdings I, LLC (in thousands):

	Three Months Ended December 31,
	2016	2015
Revenues:
Kettler	$759	—
Parking MRP	19	—
Total Revenues	778	—
Cost of operations:
Depreciation and amortization	819	22
Operating expenses	562	31
Property taxes	199	—
Total cost of operations	1,580	53

Total operating profit	(802)	(53)

Interest expense	(644)	—
Net loss of the Partnership	$(1,446)	(53)

The amount of consolidated accumulated deficit for these joint ventures was $(1,667,000) and $(990,000) as of December 31, 2016 and September 30, 2016 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain non-GAAP financial measures (“adjusted”) within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and we currently have no other discontinued operations being reported. GAAP accounting rules do not allow corporate overhead expenses to be allocated to a discontinued operation of the Company; thus, those corporate expenses attributable to the transportation business prior to the spin-off are charged to the Company as part of continuing operations. The non-GAAP financial measures discussed below are adjusted income from continuing operations and adjusted consolidated operating profit. These non-GAAP financial measures exclude the corporate management fees attributable to the transportation business prior to the spin-off that are not allocable to the transportation business due to it being a discontinued operation. The Company uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this annual report for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Overview - FRP Holdings, Inc. (“FRP” or the “Company”) is a holding company engaged in the real estate business, namely (i) warehouse/office building ownership, leasing and management, (ii) mining royalty land ownership, leasing and management, and (iii) land acquisition, entitlement, development and construction mainly for warehouse/office buildings.

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

Potential REIT Conversion.

Whether through strategic acquisitions, organic growth, joint ventures, or putting our non-income producing land to work, our constant aim is to create and grow shareholder value. To that end, we have for some time explored the possibility of converting this company into a Real Estate Investment Trust (REIT), with the idea that this may be a more efficient structure given the nature of our business. Though no final decision has been made, in order to have the option to convert to a REIT in 2017, the board has elected to change from our previous fiscal year (ending September 30), to a fiscal year that follows the calendar year as is required of a REIT. This change went into effect January 1, 2017 and will require one-time additional auditing expenses of $120,000 which will be reflected in fiscal year 2017. Thus, the transition period ended December 31, 2016 will be known as just that and will not be a part of any fiscal year, not even retroactively. Finally, consistent with having the option to elect REIT status, we have contributed our mining reserves into a wholly owned subsidiary. Because the parent company still retains control of the land itself, the portion of the mining royalties income that is not attributable to the reserves, but instead more closely resembles ground rents, will be retained by the parent company and will qualify as “REIT-able” income. The subsidiary will receive only the income attributable to the reserves it now controls. This structure is intended to assure that we will meet the asset and income tests applicable to REITs. These preliminary steps will not have a material impact on our operations if FRP does not elect REIT status.

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

These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team. Of the 42 buildings we own today, 27 were constructed by the Company through what is now known as our Land Development and Construction segment. Additionally, over the years, we have opportunistically acquired 15 existing operating buildings, typically in connection with a deferred like-kind (Section 1031) exchange opportunity.  Today, this segment consists of 3.9 million square feet.

Management focuses on several factors to measure our success on a comparative basis in this segment. The major factors we focus on are (1) revenue growth, (2) net operating income, (3) growth in occupied square feet, (4) actual occupancy rate, (5) average annual occupied square feet, (6) average annual occupancy rate (defined as the occupied sf at the end of each month during a fiscal year divided by the number of months to date in that fiscal year as a percentage of the average number of square feet in the portfolio over that same time period), (7) growth of our portfolio (in square feet), and (8) tenant retention success rate (as a percentage of total square feet to be renewed).

Asset Management segment – three months ended	December 31, 2016	December 31, 2015
Revenues	$7,321,000	$6,915,000
Net Operating Income (Cash Basis)	$5,689,000	$5,390,000
Occupied square feet	3,488,955	3,364,008
Overall occupancy rate	89.9%	91.1%
Average annual occupied square feet	3,604,924	3,363,418
Average annual occupancy rate	92.9%	91.1%
Portfolio square feet	3,880,365	3,693,377
Retention Success rate	19%	68%

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these States as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a fixed annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment.  Our mining properties had estimated remaining reserves of 415 million tons as of September 30, 2016 after a total of 6.9 million tons were consumed in fiscal 2016.

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

Additionally, these locations provide us with excellent opportunities for valuable “second lives” for these assets through proper land planning and entitlement.

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

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional +/- 973,000 sf. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	20	286,500	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	17.5 (50% Interest)	164,500 (50% Interest)	Company owns a 50% in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft.
Patriot Business Center, Manassas, VA	25	202,448	Horizontal development completed. Ready for vertical permitting.
Hollander 95 Business Park, MD	33	319,950	Horizontal development completed.
Total	95.5	973,398
18

We completed a third build-to-suit building for the same tenant at our Patriot Business Park and transferred that asset to the Asset Management segment on or about November 2014 when the building was approved for occupancy. Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert 3 of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We completed construction on a 79,550 square foot spec building at Hollander Business Park that was put into service in the third quarter of fiscal 2016. Also in the third quarter of fiscal 2016 we started construction on a 103,653 square foot building in Patriot Business Center and pre-leased 51,727 square feet. In April, 2016 we entered into a joint venture agreement to develop 12 office buildings on our remaining lots at Windlass Run and on adjacent frontage property owned by St. John Properties. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phase I	2.1	Phase I (as of 1/22/17) residential is 59.9% leased and 49.8% occupied.	$10,151,000
RiverFront on the Anacostia Phases II-IV	3.7	Phase II final design approval hearings ongoing.	$10,101,000
Hampstead Trade Center, MD	117	Residential conceptual design program ongoing.	$7,059,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$7,250,000
Total	125		$34,561,000

RIVERFRONT ON THE ANACOSTIA:

This property consists of 5.8 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 1.1M square feet of “mixed-use” development in four phases. In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. Lease up commenced in May 2016 and rent stabilization is expected in the third quarter of 2017. Pre-leasing activity for the 305 residential units commenced in late May of 2016 and as of January 22, 2017 the residential units were 59.9% leased and 49.8% occupied. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses. The company and MRP Realty executed a letter of intent in May 2016 to develop Phase II. In accordance with our Master Planned Unit Development (PUD) approval, Phase II plans were submitted to the Zoning Commission for final design approval on June 27, 2016. We anticipate the Zoning Commission’s approval in 2017.

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

HAMPSTEAD TRADE CENTER: We purchased this 117 acre tract in 2005 for $4.3 million in a Section 1031 exchange with plans of developing it as a commercial business park. The “great recession” caused us to reassess our plans for this property. As a result, Management has determined that the prudent course of action is to attempt to rezone the property for residential uses and sell the entire tract to another developer such that we can redeploy this capital into assets with more near-term income producing potential. In the fourth quarter of fiscal 2016, the Company received approval from the Town of Hampstead and has rezoned the property for residential use.

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

Comparative Results of Operations for the Three months ended December 31, 2017 and 2016

Consolidated Results

	Three months ended
(dollars in thousands)	December 31,
	2016	2015	Change	%
Revenues:
Rental Revenue	$6,328	$6,027	$301	5.0%
Mining Royalty and rents	1,857	1,638	219	13.4%
Revenue-Reimbursements	1,327	1,158	169	14.6%
Total Revenues	9,512	8,823	689	7.8%

Cost of operations:
Depreciation/Depletion/Amortization	2,095	1,896	199	10.5%
Operating Expenses	994	973	21	2.2%
Environmental remediation recovery	—	(3,000)	3,000	*
Property Taxes	1,089	1,118	(29)	-2.6%
Mgmt Co Allocation-In	475	504	(29)	-5.8%
Corporate Expense	855	732	123	16.8%
Total cost of operations	5,508	2,223	3,285	147.8%

Total operating profit	4,004	6,600	(2,596)	-39.3%

Interest Income and other	—	1	(1)	*
Interest Expense	(306)	(481)	175	-36.4%
Equity in loss of joint ventures	(1,119)	(54)	(1,065)	1,972.2%
Gain (loss) on investment land sold	—	6,286	(6,286)	*

Income before income taxes	2,579	12,352	(9,773)	-79.1%
Provision for income taxes	897	4,879	(3,982)	-81.6%

Net income	$1,682	$7,473	$5,791	-77.5%

Net income for the transition period ended December 31, 2016 was $1,682,000 or $.17 per share versus $7,473,000 or $.76 per share in the same period last year. The period benefited from a $122,000 reduction in income tax expense for a revision to tax depletion. The prior year benefited from a gain on land sale of $6,286,000 plus income of $3,000,000 from the settlement of environmental claims resulting in a positive impact of $.57 per share of income in the prior year. Total revenues were $9,512,000, up 7.8%, versus the same period last year. Excluding the positive impact of the environmental settlement in the same period last year, adjusted operating profit was up 11.2% over last year (see table “Non-GAAP Financial Measures).

Asset Management Segment Results

Highlights of the Three Months ended December 31, 2016:

  Revenue was up $406,000, or 5.9%, over the same period last year.

	Three Months Ended December 31
(dollars in thousands)	2016	%	2015	%	Change	%

Rental revenue	$6,148	84.0%	$5,908	85.4%	$240	4.1%
Revenue-reimbursements	1,173	16.0%	1,007	14.6%	166	16.5%

Total revenue	7,321	100.0%	6,915	100.0%	406	5.9%

Depreciation, depletion and amortization	2,005	27.4%	1,798	26.0%	207	11.5%
Operating expenses	885	12.1%	839	12.1%	46	5.5%
Property taxes	729	10.0%	659	9.5%	70	10.6%
Management company indirect	193	2.6%	231	3.4%	(38)	-16.5%
Corporate expense	485	6.6%	378	5.5%	107	28.3%

Cost of operations	4,297	58.7%	3,905	56.5%	392	10.0%

Operating profit	$3,024	41.3%	$3,010	43.5%	$14	0.5%

Total revenues in this segment were $7,321,000, up $406,000 or 5.9%, over the same period last year. Net Operating Income in this segment for the transition period was $5,689,000, compared to $5,390,000 in the same period last year, an increase of 5.5%. The increase was mainly due to the acquisition of the Gilroy Road building in Hunt Valley, MD in July 2016 and a lease commencement at 7010 Dorsey Road in Hillside Business Park in August 2016. We ended the transition period with total occupied square feet of 3,488,955 versus 3,364,008 at the end of the same period last year, an increase of 3.7% or 124,947 square feet. Our overall occupancy rate was 89.9%.

Depreciation and amortization expense increased primarily because of the aforementioned Gilroy building purchase and the completion of a 79,550 square foot warehouse at Hollander Business Park in April 2016. Corporate expense increased due to higher professional fees.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended December 31, 2016:

  Mining Royalty and rents revenue were up $219,000, or 13% primarily due to increased tons sold.

	Three Months Ended December 31
(dollars in thousands)	2016	%	2015	%

Mining Royalty and rents	$1,857	98.8%	1,638	98.7%
Revenue-reimbursements	23	1.2%	21	1.3%

Total revenue	1,880	100.0%	1,659	100.0%

Depreciation, depletion and amortization	35	1.8%	34	2.0%
Operating expenses	41	2.2%	41	2.5%
Property taxes	54	2.9%	59	3.6%
Corporate expense	42	2.2%	55	3.3%

Cost of operations	172	9.1%	189	11.4%

Operating profit	$1,708	90.9%	$1,470	88.6%

Total revenues in this segment were $1,880,000, an increase of 13.3%, versus $1,659,000 in the same period last year due to an increase in tons sold at locations over the minimum. Operating profit in this segment was $1,708,000, an increase of $238,000 versus $1,470,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Three Months ended December 31, 2016:

  The Company continues to work with MRP Realty to develop Phase II of the Riverfront on the Anacostia.

	Three Months ended December 31
(dollars in thousands)	2016	2015	Change

Rental revenue	$180	119	61
Revenue-reimbursements	131	130	1

Total revenue	311	249	62
22

Depreciation, depletion and amortization	55	64	(9)
Operating expenses	68	93	(25)
Environmental remediation recovery	—	(3,000)	3,000
Property taxes	306	400	(94)
Management company indirect	282	273	9
Corporate expense	328	299	29

Cost of operations	1,039	(1,871)	2,910

Operating loss	$(728)	2,120	(2,848)

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production. Of our ongoing projects, work continues on a spec building at Patriot Business Center which is now 82% pre-leased; we are fully engaged in the formal process of seeking (a) final design approval for Phase II of our RiverFront on the Anacostia project, and (b) Planned Unit Development entitlements for our 73 acre tract in Hampstead, Md.; and of further note, construction of the bulkhead at our 664E property on the Anacostia is on time and within budget. Finally, because of operating losses and depreciation during the lease up of Phase I (Dock 79) of RiverFront on the Anacostia this quarter, equity in loss of joint ventures (including a loss of $4,000 in the Brooksville Joint Venture) was $1,119,000. Phase I pre-leasing activity for the 305 residential units commenced in late May of 2016 and as of the January 22, the residential units were 49.8% occupied and 59.9% leased, while retail units remain 80% leased with just one space remaining. The project is currently above pro forma in effective rents and leasing absorption with residential stabilization expected in the third quarter of 2017.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of December 31, 2016, we had $6,441,000 borrowed under our $20 million Wells Fargo revolver, $2,442,000 outstanding under letters of credit and $11,117,000 available to borrow under the revolver. The Company closed on a $20 million secured revolver with First Tennessee Bank on July 24, 2015 and as of December 31, 2016, we had $224,000 borrowed and $19,776,000 available to borrow under the revolver. First Tennessee has also committed to provide an additional $20 million of secured financing to the Company on a ten year term loan amortizing on a twenty five (25) year basis. We expect to close on this second loan with First Tennessee during 2017.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended December 31,
	2016	2015
Total cash provided by (used for):
Operating activities	$5,590	5,828
Investing activities	(5,575)	(630)
Financing activities	(15)	(5,617)
Decrease in cash and cash equivalents	$—	(419)

Outstanding debt at the beginning of the period	$42,819	48,685
Outstanding debt at the end of the period	$41,589	42,099

Operating Activities - Net cash provided by operating activities decreased $238,000 to $5,590,000 for the three months ended December 31, 2016. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment increased $706,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. The current period includes $3,985,000 decreases to deferred and current income tax payables due to prior year 1031 exchange and other timing differences.

Investing Activities - For the three months ended December 31, 2016, cash required by investing activities increased $4,945,000 to $5,575,000. The prior year included proceeds from the sale of the Windlass Run Residential Phase 2 property of $11,288,000, which was used in a tax deferred reverse Section 1031 exchange to acquire the Port Capital property for a total purchase price of $9,900,000.

Financing Activities – For the three months ended December 31, 2016, cash required by financing activities was $15,000 versus $5,617,000 in 2015 primarily due to debt prepayment in the same period last year.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of December 31, 2016, there was $6,441,000 outstanding on the revolver and $2,442,000 outstanding under letters of credit and $11,117,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of December 31, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $74 million combined. The Company was in compliance with all covenants as of December 31, 2016.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of December 31, 2016, there was $224,000 outstanding on the revolver and $19,776,000 available for borrowing. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties expected to close in 2017. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the three months ended December 31, 2016 the Company did not repurchase any shares of stock. As of December 31, 2016, $4,957,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company expended capital of $5,407,000 during the three months ended December 31, 2016. These capital expenditures were funded mostly out of cash generation from operations and property sales or partly from borrowings under our credit facilities.

REIT Conversion – If we elect REIT status, we would be required to distribute to our shareholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. If we elect REIT status for the 2017 calendar year, we would expect to commence paying regular distributions in 2018. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

We currently operate as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation. If we elect REIT status for the year ending December 31, 2017, we would issue a special distribution to our shareholders of accumulated earnings and profits on or prior to December 31, 2017 (the “E&P Distribution”). The E&P Distribution would be taxable to our shareholders. We have not yet determined the amount of our accumulated earnings and profits. We anticipate that the E&P Distribution would be made in the form of 75% FRP common stock and 25% cash, although no decision has been made as to the composition of any E&P Distribution. The timing of the planned E&P Distribution, which may or may not occur, may be affected by potential changes in tax law, the completion of various phases of the REIT conversion process and other factors beyond our control.

Summary and Outlook. We are focused on building shareholder value through our real estate holdings. We accomplish this through the opportunistic acquisition of income producing properties, and the conversion of our non-income producing assets into income production. We have done this by (i) selling land that is not conducive to warehouse/office development (e.g. Windlass Run Residential Phase 2 land) and using the proceeds to acquire existing income producing warehouse/office buildings typically in a Section 1031 exchange (e.g. the Port Capital building purchase) and (ii) the construction of new warehouse/office buildings on existing pad sites in our developed business parks (e.g. new spec building at Patriot). Over the past five years, we have used this approach to convert 172 acres of non-income producing land into 766,216 square feet of income producing properties (excluding the recently completed spec building). This past quarter those properties had Net Operating Income of $1,267,000, accounting for over 22% of Asset Management’s Net Operating Income.

For yet another quarter, mining royalties continue to improve as volumes increase at most of our locations. This marks the eleventh straight quarter that mining revenues increased over the same period the year before, and is a testament to our belief in the long-term growth potential of these assets.

During the coming fiscal year, we expect to complete construction on the new 104,000 square foot spec building at Patriot Business Park, finish construction on the bulkhead at the Square 664E property in anticipation of future high-rise development, reach residential stabilization of Phase I (Dock 79) of RiverFront on the Anacostia, and continue pre-development activities for Phase II and the Hampstead property. Our biggest decision in the coming year will be whether or not to convert this company into a Real Estate Investment Trust. As mentioned previously, we have taken steps to, at the very least, have the option. Impacting that decision will be weighing the benefits of REIT status against how it will impact our capital structure and any future projects, as well as any changes in the federal tax code.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this quarterly report are adjusted operating profit and net operating income (NOI). FRP uses these non-GAAP financial measures to analyze its operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the environmental remediation recovery. Adjusted operating profit is presented to provide additional perspective on underlying trends in FRP’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

Adjusted Operating Profit	Three months ended
	December 31,
	2016	2015	Change	%
Operating profit	$4,004	6,600	(2,596)	-39.3%
Adjustments:
Environmental remediation recovery	—	(3,000)
Adjusted Operating profit	$4,004	3,600	404	11.2%

Net Operating Income Reconciliation
Three months ended 12/31/16 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Net Income	1,644	(1,115)	1,153	1,682
Income Tax Allocation	1,074	(728)	551	897
Income before income taxes	2,718	(1,843)	1,704	2,579

Less:
Lease intangible rents	4	—
Unrealized rents	14	—
Plus:
Equity in loss of Joint Venture	—	1,115
Interest Expense	306	—
Depreciation/Amortization	2,005	55
Management Co. Indirect	193	282
Allocated Corporate Expenses	485	328

Net Operating Income (loss)	5,689	(63)

Net Operating Income Reconciliation
Three months ended 12/31/15 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Net Income	1,535	5,054	884	7,473
Income Tax Allocation	1,003	3,298	578	4,879
Income before income taxes	2,538	8,352	1,462	12,352

Less:
Gains on investment land sold	9	6,277
Other income	—	1
Unrealized rents	13	—
Lease intangible rents	14	—
Plus:
Equity in loss of Joint Venture	—	45
Interest Expense	481	—
Depreciation/Amortization	1,798	64
Management Co. Indirect	231	273
Allocated Corporate Expenses	378	299

Net Operating Income	5,390	2,755
26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable spread for borrowings at December 31, 2016 was 1.4% over libor. The applicable spread for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing spread above libor at December 31, 2016 with First Tennessee Bank was 1.9%.

At December 31, 2016 a 1% increase in the current per annum interest rate would result in $64,414 of additional interest expense during the next 12 months under the Wells Fargo Credit Agreement. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of December 31, 2016. The calculation, therefore, does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, which we may take in response to any rate increase.

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

As of December 31, 2016, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report and the Risks related to our potential REIT election, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

RISKS RELATED TO OUR STATUS AS A REIT

In the event that we do elect REIT status, we would be subject to the following risks relating to our status as a REIT.

If We Fail to Qualify as a REIT, We Would Be Subject to U.S. Federal Income Tax as a Regular C Corporation and Would Not be Able to Deduct Distributions to Shareholders When Computing Our Taxable Income

We may elect to be taxed as a REIT commencing with the taxable year ending December 31, 2017, upon filing the 2017 Form 1120-REIT with the Internal Revenue Service on or before September 15, 2018. Accordingly, commencing on January 1, 2017, we plan to operate in a manner consistent with REIT qualification rules; however, we cannot assure you that we will qualify as a REIT for the taxable year ending December 31, 2017 or that we will remain so qualified. Determining whether we qualify as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), to our operations for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations that have been promulgated under the Code is greater in the case of an entity holding assets through an operating partnership, as we do. In addition, determining whether we qualify as a REIT will involve numerous factual determinations concerning matters and circumstances not entirely within our control.

If we fail to qualify as a REIT, or qualify but subsequently cease to so qualify, we will face serious tax consequences that would substantially reduce the funds available for distribution to our shareholders for each of the years involved because:

•	we will not be allowed to deduct our distributions to shareholders in computing our taxable income;
•	we will be subject to U.S. federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and
•	unless we are entitled to relief under the Code, we would be disqualified from qualifying as a REIT for the four taxable years following the year during which we were disqualified.

Any such corporate tax liability may require us to borrow funds or liquidate some investments to pay any such additional tax liability, which in turn could have an adverse impact on the value of our common stock.

Although if we elect REIT status we intend to operate so as to qualify as a REIT, future economic, market, legal, tax or other considerations might cause us to revoke or lose our anticipated REIT status, which could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay a dividend.

Even if We Qualify as a REIT, Certain of Our Business Activities Will Be Subject To Corporate Level Income Tax and Foreign Taxes, Which Will Continue to Reduce Our Cash Flows, and Will Have Potential Deferred and Contingent

Tax Liabilities

Even if we qualify as a REIT commencing with the taxable year ending December 31, 2017:

•	We may be subject to certain U.S. federal, state and local taxes and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. We could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain our ability to qualify as a REIT. We would plan to hold our construction aggregates reserves and receive certain items of income through a taxable REIT subsidiary ("TRS"). The TRS assets and operations would continue to be subject, as applicable, to U.S. federal and state corporate income taxes. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease our earnings and our cash available for distributions to shareholders.
•	We would be subject to U.S. federal income tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, five years) after the effective date of our REIT election, to the extent of the built-in gain based on the fair market value of those assets held by us on the effective date of our REIT election in excess of our then tax basis in those assets. The same rules would apply to any assets we acquire from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. If we choose to dispose of any assets within the specified period, we would attempt to utilize various tax planning strategies, including Section 1031 of the Code like-kind exchanges, to mitigate the exposure to the built-in-gains tax. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax
•	If we were to make a technical or inadvertent mistake regarding whether certain items of our income satisfy either or both of the Code’s REIT gross income tests and as a result were to fail either or both such tests (and did not lose our status as a REIT because such failure was due to reasonable cause and not willful neglect), we would be subject to corporate level tax on the income that does not meet the Code’s REIT gross income test requirements. Any such taxes we pay will reduce our cash available for distribution to our shareholders.
•	We will still be subject to corporate income taxes for taxable years of the Company prior to January 1, 2017.

Failure to Make Sufficient Distributions Would Jeopardize Our Qualification as a REIT and/or Would Subject Us to U.S. Federal Income and Excise Taxes

A REIT must distribute to its shareholders with respect to each taxable year at least 90% of its taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses (“NOLs”)) in order to qualify as a REIT, and 100% of its taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available NOLs) in order to avoid U.S. federal income and excise taxes. For these purposes, the non-TRS subsidiaries of a company that qualifies as a REIT will be treated as part of such company and therefore such company will also be required to distribute out the taxable income of such subsidiaries. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than a minimum amount specified under the Code.

Generally, we would expect to distribute all or substantially all of our REIT taxable income. However, if our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and, as a result, may be subject to U.S. federal income tax on the shortfall in distributions or may fail to qualify as a REIT. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

We May Be Required to Borrow Funds, Sell Assets, or Raise Equity During Unfavorable Market Conditions to Qualify as a REIT or to Fund Capital Expenditures, Future Growth and Expansion Initiatives

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, or to fund capital expenditures, future growth and expansion initiatives, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our expected qualification as a REIT and to avoid U.S. federal income and excise taxes. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage.

Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing shareholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current shareholders, which could substantially decrease the value of our securities owned by them.

In addition, if we fail to comply with certain asset tests at the end of any calendar quarter, we would have to correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to continue to qualify as a REIT (if we so qualify). As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our shareholders.

Because, as a REIT, We Would Expect to Distribute Substantially All of Our Taxable Income From Our Real Estate Operations to Our Shareholders or Lenders, We Would Continue to Need Additional Capital to Make New Investments. If Additional Funds Are Not Available on Favorable Terms, or At All, Our Ability to Make New Investments Will Be Impaired. Issuance of Additional Equity Securities May Result in Dilution

If, following our potential qualification as a REIT commencing with the taxable year ending December 31, 2017, we distribute substantially all of our taxable income to our shareholders and we desire to make new investments, our business will require a substantial amount of capital. We may acquire additional capital from the issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities, including limited partnership interests. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. This may materially affect our business and ability to grow and may impact the market’s perception of us and the price of our common stock.

Additional issuances of equity securities may result in dilution to our shareholders. Although we expect to deploy additional capital in accretive transactions, such additional dilution may reduce your percentage of ownership of the Company and voting percentage.

Our Cash Distributions Are Not Guaranteed and May Fluctuate

To maintain qualification as a REIT, we would be required to annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. We would also be required to distribute to our shareholders all of our pre-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, prior to the end of our first taxable year as a real estate investment trust, which might be the taxable year ending December 31, 2017.

The amount, timing and frequency of future distributions, however, would be at the sole discretion of our Board of Directors and would be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

There are Uncertainties Relating to the Amount of the E&P Distribution, as well as the Timing of Such E&P Distribution and the Composition of Common Stock and Cash We May Distribute

If we elect REIT status for the year ending December 31, 2017, we would issue a special distribution to our shareholders of accumulated earnings and profits on or prior to December 31, 2017 (the “E&P Distribution”). The E&P Distribution would be taxable to our shareholders. We have not yet determined the amount of our accumulated earnings and profits. We anticipate that the E&P Distribution would be made in the form of 75% FRP common stock and 25% cash, although no decision has been made as to the composition of any E&P Distribution. The timing of the planned E&P Distribution, which may or may not occur, may be affected by potential changes in tax law, the completion of various phases of the REIT conversion process and other factors beyond our control.

Complying with REIT Qualification Requirements May Limit Our Flexibility or Cause Us to Forego Otherwise Attractive Opportunities Beyond Rental Real Estate Operations

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. We may be required to make distributions to shareholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the requirements to qualify as a REIT may hinder our ability to operate solely on the basis of maximizing profits.

In particular, in order to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any TRS or disregarded entity subsidiary of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any TRS or disregarded entity subsidiary of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain limited statutory relief provisions to avoid losing our anticipated status as a REIT. As a result, we may have to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Ownership and Transfer Limitations Contained in Our Charter May Restrict Shareholders From Acquiring or Transferring Shares

In order for us to qualify as a REIT, no more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly or through application of certain attribution rules, by five or fewer “individuals” (as defined in the Code) at any time during the last half of a taxable year (other than the first taxable year for which we qualify as a REIT). To facilitate our anticipated qualification as a REIT, among other purposes, we are proposing that our shareholders approve, at the 2017 annual meeting of shareholders, amendments to our charter that would generally prohibit any person from actually or constructively owning more than 9.8% of the value of our outstanding common stock and preferred stock or 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock, unless our Board of Directors exempts the person from such ownership limitations. Absent such an exemption from our Board of Directors, the proposed amendments provide that transfer of our stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the other ownership and transfer restrictions contained in our charter, may be void under certain circumstances, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our shareholders or might otherwise be in their best interest.

Complying With the Requirements to Qualify As a REIT May Limit Our Ability to Hedge Effectively and Increase the Cost of Our Hedging, and May Cause Us to Incur Tax Liabilities

As a REIT, certain provisions of the Code will limit our ability to hedge liabilities. Generally, following our anticipated qualification as a REIT commencing with the taxable year ending December 31, 2017, income from any hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute “gross income” for purposes of the Code’s REIT gross income tests, provided certain requirements are satisfied. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the Code’s REIT gross income tests. As a result of these rules, we may need to limit our use of hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRS generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the applicable TRS.

We Have No Experience Operating as a Company That Qualifies as a REIT, Which May Adversely Affect Our Financial Condition, Results of Operations, Cash Flow and Ability to Satisfy Debt Service Obligations and the Per Share Trading Price of Our Common Stock

We intend to begin operating in a manner consistent with REIT qualification rules on January 1, 2017. Our senior management team, including the new members of the senior management team who were appointed in connection with our internal reorganization to a new organizational structure, has no experience operating a corporation that qualifies as a REIT. The experience of our senior management team may not be sufficient to operate the Company successfully and in a manner that allows us to qualify as a REIT. Our failure to qualify as a REIT, or to remain so qualified, could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

Legislative or Other Actions Affecting Entities That Qualify As REITs, Including Adverse Change in Tax Laws, Could Have a Negative Effect on Us or Our Shareholders

At any time, the federal income tax laws governing entities that qualify as REITS or the administrative interpretations of those laws may be amended or changed. Federal, state and local tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and state and local taxing authorities. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income following our qualification as a REIT. These increased tax costs could adversely affect our financial condition, results of operations and the amount of cash available for payment of dividends. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us or our shareholders.

We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us or our shareholders may be changed. Accordingly, any such change may significantly affect our ability to qualify as a REIT, or the federal income tax consequences to you or us of the Company so qualifying.

Our Board of Directors Will Be Able to Unilaterally Revoke Our Anticipated Election to Be Taxed as a REIT Following Our Anticipated Qualification as a REIT, and This May Have Adverse Consequences for Our Shareholders

The proposed amendments to our charter provide that our Board of Directors may revoke or otherwise terminate our REIT election without the approval of our shareholders, if the Board of Directors determines that it is no longer in our best interests to elect to be taxed as a REIT for U.S. federal income tax purposes. If we do not elect to, or revoke our election to, be so taxed, we will not be allowed to deduct dividends paid to shareholders in computing our taxable income, and will be subject to federal income tax at regular corporate rates and state and local taxes, which may adversely impact our total return to our shareholders.

We May Not Realize the Anticipated Benefits to Shareholders, Including the Achievement of Significant Tax Savings for Us and Regular Distributions to Our Shareholders

Even if we successfully qualify and remain qualified as a REIT, we cannot provide assurance that our shareholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal tax through distributions to shareholders and to make regular distributions to shareholders. The realization of the anticipated benefits to shareholders will depend on numerous factors, many of which are outside our control. In addition, future cash distributions to shareholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends. Further, changes in legislation or the federal tax rules could adversely impact the benefits of being a REIT.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October 31	—	$—	—	$4,957,000

November 1
Through
November 30	—	$—	—	$4,957,000

December 1
Through
December 31	—	$—	—	$4,957,000

Total	—	$—	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: February 9, 2017	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
34

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

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