Form 10-Q
period 2017-03-31
FRP HOLDINGS, INC.
filed 2017-05-05
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock, $.10 par value per share	9,941,098 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2017

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)                                         (In thousands, except share data)

	March 31	December 31
Assets:	2017	2016
Real estate investments at cost:
Land	$99,417	99,417
Buildings and improvements	196,821	195,443
Projects under construction	14,100	11,779
Total investments in properties	310,338	306,639
Less accumulated depreciation and depletion	84,109	82,392
Net investments in properties	226,229	224,247

Real estate held for investment, at cost	7,176	7,176
Investments in joint ventures	22,232	22,901
Net real estate investments	255,637	254,324

Cash and cash equivalents	106	—
Accounts receivable	586	710
Federal and state income taxes receivable	2,608	—
Unrealized rents	4,412	4,562
Deferred costs	5,989	6,786
Other assets	179	178
Total assets	$269,517	266,560

Liabilities:
Lines of credit payable	$6,765	6,665
Secured notes payable, current portion	4,599	4,526
Secured notes payable, less current portion	28,385	29,554
Accounts payable and accrued liabilities	4,000	3,747
Environmental remediation liability	2,037	2,037
Bank overdraft	—	254
Federal and state income taxes payable	—	887
Deferred revenue	648	1,126
Deferred income taxes	19,547	16,455
Deferred compensation	1,484	1,475
Deferred lease intangible, net	5	9
Tenant security deposits	955	1,005
Total liabilities	68,425	67,740

Commitments and contingencies (Note 8)

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,941,098 and 9,914,054 shares issued and outstanding, respectively	994	991
Capital in excess of par value	53,536	52,647
Retained earnings	146,548	145,168
Accumulated other comprehensive income, net	14	14
Total shareholders’ equity	201,092	198,820
Total liabilities and shareholders’ equity	$269,517	266,560

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
Revenues:
Rental revenue	$6,283	6,089
Mining Royalty and rents	1,739	1,756
Revenue – reimbursements	1,300	1,770
Total Revenues	9,322	9,615

Cost of operations:
Depreciation, depletion and amortization	2,059	1,929
Operating expenses	1,001	1,531
Property taxes	1,062	1,142
Management company indirect	469	496
Corporate expenses (Note 4 Related Party)	1,327	1,008
Total cost of operations	5,918	6,106

Total operating profit	3,404	3,509

Interest income	—	1
Interest expense	(248)	(415)
Equity in loss of joint ventures	(771)	(86)

Income before income taxes	2,385	3,009
Provision for income taxes	942	1,189

Net income	$1,443	1,820

Comprehensive income	$1,443	1,820

Earnings per common share:
Basic	$0.15	0.18
Diluted	$0.14	0.18

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,931	9,853
-diluted earnings per common share	10,001	9,893

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands) (Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$1,443	1,820
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	2,136	1,998
Deferred income taxes	3,092	(599)
Equity in loss of joint ventures	771	86
Gain on sale of equipment and property	—	(1)
Stock-based compensation	522	443
Net changes in operating assets and liabilities:
Accounts receivable	124	(242)
Deferred costs and other assets	559	228
Accounts payable and accrued liabilities	(225)	(227)
Income taxes payable and receivable	(3,495)	(251)
Other long-term liabilities	(45)	34
Net cash provided by operating activities	4,882	3,289

Cash flows from investing activities:
Investments in properties	(3,729)	(956)
Investments in joint ventures	(104)	(145)
Cash held in escrow	—	(1)
Net cash used in investing activities	(3,833)	(1,102)

Cash flows from financing activities:
Increase (decrease) in bank overdrafts	(254)	549
Repayment of long-term debt	(1,096)	(1,036)
Proceeds from borrowing on revolving credit facility	6,007	3,222
Payment on revolving credit facility	(5,907)	(5,106)
Repurchase of company stock	(74)	—
Exercise of employee stock options	381	184
Net cash used in financing activities	(943)	(2,187)

Net increase in cash and cash equivalents	106	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$106	—

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. (“FRP” or the “Company”) is a holding company engaged in the real estate business, namely (i) warehouse/office building ownership, leasing and management, (ii) mining royalty land ownership and leasing and (iii) land acquisition, entitlement and development primarily for future warehouse/office or residential building construction.

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”). Our investment in the Brooksville joint venture, BC FRP Realty joint venture and Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 12). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2016.

On December 19, 2016, the Executive Committee of the Board of Directors approved the change in the Company’s fiscal year end from September 30 to December 31. The quarter ended December 31, 2016 was a transition period.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance provides a framework to evaluate when an input and a substantive process are present. To be a business without outputs, there will now need to be an organized workforce. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The amendments in the update are effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the amendments from this Update, but expects it to change the treatment of building acquisitions from being considered a business to being considered an asset. This change will result in acquisition costs being capitalized as part of the asset acquisition, whereas current treatment has them recognized in earnings in the period incurred.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2017	2016
Revenues:
Asset management	$7,285	7,574
Mining royalty lands	1,762	1,778
Land development and construction	275	263
	$9,322	9,615

Operating profit:
Before corporate expenses: Asset management	$3,501	3,423
Mining royalty lands	1,625	1,649
Land development and construction	(395)	(555)
Corporate expenses:
Allocated to asset management	(753)	(520)
Allocated to mining royalty	(66)	(75)
Allocated to land development and construction	(508)	(413)
	(1,327)	(1,008)
	$3,404	3,509

Interest expense:
Asset management	$248	415

Depreciation, depletion and amortization:
Asset management	$1,965	1,835
Mining royalty lands	39	31
Land development and construction	55	63
	$2,059	1,929

Capital expenditures:
Asset management	2,259	473
Mining royalty lands	—	4
Land development and construction	1,470	479
	$3,729	956
8

	March 31,	December 31,
Identifiable net assets	2017	2016

Asset management	$168,339	169,736
Mining royalty lands	39,087	39,259
Land development and construction	58,901	57,126
Cash items	106	—
Unallocated corporate assets	3,084	439
	$269,517	266,560

(4) Related Party Transactions. The Company is a party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Transition Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2017.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $557,000 and $406,000 for the three months ended March 31, 2017 and 2016, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

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

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2017	2016
Revolving credit (uncollateralized)	$6,765	6,665
5.6% to 7.9% mortgage notes
due in installments through 2027	32,984	34,080
	39,749	40,745
Less portion due within one year	4,599	4,526
	$35,150	36,219

On January 30, 2015, the Company entered into a five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of March 31, 2017, there was $5,799,000 outstanding on the revolver, $2,263,000 outstanding under letters of credit and $11,938,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of March 31, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $75.5 million combined. The Company was in compliance with all covenants as of March 31, 2017.

On July 24, 2015 the Company closed on a five year, $20 million secured revolver with First Tennessee Bank with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of March 31, 2017, there was $966,000 outstanding on the revolver and $19,034,000 available for borrowing. The Company expects to close on a second facility with First Tennessee Bank with a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties during 2017. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

During the three months ended March 31, 2017 and March 31, 2016 the Company capitalized interest costs of $370,000 and $242,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2017	2016
Weighted average common shares outstanding
during the period – shares used for basic
earnings per common share	9,931	9,853

Common shares issuable under share based
payment plans which are potentially dilutive	70	40

Common shares used for diluted
earnings per common share	10,001	9,893

Net income	$1,443	1,820

Earnings per common share:
Basic	$0.15	0.18
Diluted	$0.14	0.18

For the three months ended March 31, 2017 and 2016, 23,958 and 72,090 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. The Company' has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 569,917 at March 31, 2017.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 35% and 46%, risk-free interest rate of .3% to 4.2% and expected life of .25 to 7.0 years.

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

As previously disclosed, Thompson S. Baker II resigned from his position as CEO and from the board of directors on March 13. 2017. In recognition of his outstanding service to the Company, the Board approved the vesting of all of Mr. Baker's outstanding FRP stock options, which will expire 90 days following the termination of his employment. The vesting of Mr. Baker’s outstanding FRP options that were issued prior to the spin-off required Patriot to record modification stock compensation expense of $150,000. FRP reimbursed Patriot for this cost under the transition services agreement. The vesting of Mr. Baker’s outstanding FRP options that were issued subsequent to the spin-off required modified stock compensation expense of $41,000.

The Company recorded the following stock compensation expense in its consolidated statement of income (in thousands):

	Three Months ended
	March 31,
	2017	2016
Stock option grants	$77	31
Annual director stock award	445	412
	$522	443

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
January 1, 2017	236,385	$25.35	6.1	$2,440
Granted	4,555	$37.55		$75
Modification	—	$30.21		$(137)
Exercised	(18,561)	$20.48		$(163)
Outstanding at
March 31, 2017	222,379	$26.00	6.2	$2,215
Exercisable at
March 31, 2017	180,089	$24.79	5.7	$1,631
Vested during
three months ended
March 31, 2017	26,839			$223

The aggregate intrinsic value of exercisable in-the-money options was $2,739,000 and the aggregate intrinsic value of outstanding in-the-money options was $3,113,000 based on the market closing price of $40.00 on March 31, 2017 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2017 was $409,000, which is expected to be recognized over a weighted-average period of 3.9 years.

Gains of $358,000 were realized by option holders during the three months ended March 31, 2017. Patriot realized the tax benefits because these options were exercised by Patriot employees for options granted prior to the spin-off.

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

(9) Concentrations.  With the completion and occupancy of the 3rd build to suit for the same tenant at Patriot Business Park in the first quarter of fiscal 2015 this particular tenant accounted for 11% of the Company’s consolidated revenues during the quarter ending March 31, 2017.  The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 13.7% of the Company’s consolidated revenues during the quarter ending March 31, 2017 and $130,124 of accounts receivable at March 31, 2017.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

As of March 31, 2017 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. At March 31, 2017 and 2016, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2017, the carrying amount and fair value of such other long-term debt was $39,749,000 and $42,823,000, respectively. At December 31, 2016, the carrying amount and fair value of such other long-term debt was $40,745,000 and $43,747,000, respectively.

(11) Investments in Joint Ventures.

RiverFront. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2 acres of the roughly 5.82 acre site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 77.14% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources are non-recourse to FRP. At the time of these financings, RiverFront Holdings I, LLC. was formed as a parent to RiverFront Investment Partners I, LLC with EB5 as an equity partner in Riverfront Holdings I, LLC. Construction commenced in October 2014, first occupancy was in August 2016 and the Company anticipates lease up to occur during all of 2017. The joint venture intends to refinance the construction loan before the initial maturity date of August 7, 2018. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. The company and MRP Realty executed a letter of intent in May 2016 and a Contribution Agreement in February 2017 to develop Phase II but the joint venture is not yet formed. Other income for the three months ended March 31, 2017 includes a loss of $762,000 representing the Company’s portion of the loss of this joint venture.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2022 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the three months ended March 31, 2017 includes a loss of $9,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). During the quarter ending March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May, 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership

As of March 31, 2017
RiverFront Holdings I, LLC	77.14%	$9,379	$91,753	$ (987)	$ (762)
Brooksville Quarry, LLC	50.00%	7,512	14,343	(18)	(9)
BC FRP Realty, LLC	50.00%	5,341	10,935	—	—
Total		$ 22,232	$ 117,031	$ (1,005)	$ (771)

As of December 31, 2016
RiverFront Holdings I, LLC	77.14%	$10,151	$90,420	$ (1,446)	$ (1,115)
Brooksville Quarry, LLC	50.00%	7,522	14,341	(8)	(4)
BC FRP Realty, LLC	50.00%	5,228	10,784	—	—
Total		$ 22,901	$ 115,545	$ (1,454)	$ (1,119)

	As of March 31, 2017
	Riverfront	Brooksville	BCF FRP
	Holdings I, LLC	Quarry, LLC	Realty, LLC	Total

Investments in real estate, net	$89,971	$14,310	$10,920	$115,201
Cash	1,457	24	15	1,496
Cash held in escrow	133	—	—	133
Accounts receivable	32	4	—	36
Prepaid expenses	160	5	—	165
Total Assets	$91,753	$14,343	$10,935	$117,031

Long-term Debt	$76,626	$—	$—	$76,626
Amortizable debt costs	(955)	—	—	(955)
Other liabilities	2,049	23	55	2,127
Capital – FRP	9,379	7,512	5,341	22,232
Capital - Third Parties	4,654	6,808	5,539	17,001
Total Liabilities and Capital	$91,753	$14,343	$10,935	$117,031

	As of December 31, 2016
	Riverfront	Brooksville	BCF FRP
	Holdings I, LLC	Quarry, LLC	Realty, LLC	Total

Cash	$1,023	$18	$21	$1,062
Cash held in escrow	88	—	—	88
Investments in real estate, net	89,309	14,323	10,763	114,395
Total Assets	$90,420	$14,341	$10,784	$115,545

Other Liabilities	$6,348	$1	$47	$6,396
Long-term Debt	69,042	—	—	69,042
Capital – FRP	10,151	7,522	5,228	22,901
Capital - Third Parties	4,879	6,818	5,509	17,206
Total Liabilities and Capital	$90,420	$14,341	$10,784	$115,545

Income statements for the RiverFront Holdings I, LLC (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental Revenue	$1,311	—
Revenue – Reimbursements	15	—
Total Revenues	1,326	—
Cost of operations:
Depreciation and amortization	863	22
Operating expenses	475	68
Property taxes	219	—
Total cost of operations	1,557	90
Total operating profit	(231)	(90)
Interest expense	(756)	—
Net loss of the Partnership	$(987)	(90)

The amount of consolidated accumulated deficit for these joint ventures was $(2,134,000) and $(1,667,000) as of March 31, 2017 and December 31, 2016 respectively.

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

Potential REIT Conversion.

Whether through strategic acquisitions, organic growth, joint ventures, or putting our non-income producing land to work, our constant aim is to create and grow shareholder value. To that end, we have for some time explored the possibility of converting this company into a Real Estate Investment Trust (REIT), with the idea that this may be a more efficient structure given the nature of our business. Though no final decision has been made, in order to have the option to convert to a REIT in 2017, the board has already elected to change from our previous fiscal year (ending September 30), to a fiscal year that follows the calendar year as is required of a REIT. This change went into effect January 1, 2017 and will require one-time additional auditing expenses of $120,000 which will be reflected in fiscal year 2017. Thus, this past quarter, and every quarter ended March 31 will now be the first quarter of our fiscal year. Finally, consistent with having the option to elect REIT status, we have contributed our mining reserves into a wholly owned subsidiary. Because the parent company still retains control of the land itself, the portion of the mining royalties’ income that is not attributable to the reserves, but instead more closely resembles ground rents, will be retained by the parent company and will qualify as “REIT-able” income. The subsidiary will receive only the income attributable to the reserves it now controls. This structure is intended to assure that we will meet the asset and income tests applicable to REITs. These preliminary steps will not have a material impact on our operations if the Company does not elect REIT status.

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

Asset Management segment – three months ended	March 31, 2017	March 31, 2016
Revenues	$7,285,000	7,574,000
Net Operating Income (Cash Basis)	$5,689,000	5,442,000
Occupied square feet	3,525,234	3,348,112
Overall occupancy rate	90.8%	90.7%
Average annual occupied square feet	3,516,598	3,348,112
Average annual occupancy rate	90.6%	90.7%
Portfolio square feet	3,880,365	3,693,377
Retention Success rate	88%	65%

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

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	20	286,500	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	17.5 (50% Interest)	164,500 (50% Interest)	Company owns a 50% in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft.
Patriot Business Center, Manassas, VA	25	202,448	Construction in progress on a 103,448 sf warehouse/office building which is 83% pre-leased. Building permit process ongoing for the remaining 99,000 sf.
Hollander 95 Business Park, MD	33	319,950	Horizontal development completed. Building permit process ongoing for 85,500 sf.
Total	95.5	973,398
17

We completed a third build-to-suit building for the same tenant at our Patriot Business Park and transferred that asset to the Asset Management segment on or about November 2014 when the building was approved for occupancy. Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert 3 of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We completed construction on a 79,550 square foot spec building at Hollander Business Park that was put into service in the third quarter of fiscal 2016. Also in the third quarter of fiscal 2016 we started construction on a 103,448 square foot building in Patriot Business Center and pre-leased 85,818 square feet. In April, 2016 we entered into a joint venture agreement to develop 12 office buildings on our remaining lots at Windlass Run and on adjacent frontage property owned by St. John Properties. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

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

An example of property in this segment being developed through joint venture is Phase I of our RiverFront on the Anacostia project which was contributed to a joint venture with MRP in 2014 to construct a 305 unit apartment building including 18,000 sf of ground floor retail.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phase I	2.1	Phase I (as of 4/23/17) residential is 71% occupied and 79% leased.	$9,380,000
RiverFront on the Anacostia Phases II-IV	3.7	Phase II final design approval hearings ongoing.	$10,209,000
Hampstead Trade Center, MD	118	Residential conceptual design program ongoing.	$7,074,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$8,299,000
Total	126		$34,962,000

RIVERFRONT ON THE ANACOSTIA:

This property consists of 5.8 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 1.1M square feet of “mixed-use” development in four phases. In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. Lease up commenced in May 2016 and rent stabilization is expected in the third quarter of 2017. Pre-leasing activity for the 305 residential units commenced in late May of 2016 and as of April 23, the residential units were 71% occupied and 79% leased, while retail units remain 80.0% leased with just one space remaining. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses. The company and MRP Realty executed a letter of intent in May 2016 and a Contribution Agreement in February 2017 to develop Phase II but the joint venture is not yet formed. In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project. After formal publishing of the record and a 35 day appeal period we anticipate formal approval in the second quarter of this calendar year.

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

HAMPSTEAD TRADE CENTER: We purchased this 118 acre tract in 2005 for $4.3 million in a Section 1031 exchange with plans of developing it as a commercial business park. The “great recession” caused us to reassess our plans for this property. As a result, Management has determined that the prudent course of action is to attempt to rezone the property for residential uses and sell the entire tract to another developer such that we can redeploy this capital into assets with more near-term income producing potential. In the fourth quarter of fiscal 2016, the Company received approval from the Town of Hampstead and has rezoned the property for residential use.

SQUARE 664E, WASHINGTON, DC

This property sits on the Anacostia River at the base of South Capitol Street in an area named Buzzard Point, approximately 1 mile down river from our RiverFront on the Anacostia property. The Square 664E property consists of approximately 2 acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five (5) years. In the quarter ending December 31, 2014, the District of Columbia announced that it had selected Buzzard Point for the future site of the new DC United major league soccer stadium. The selected stadium location is separated from our property by just one small industrial lot. In March 2017 reconstruction of the bulkhead was completed at a cost of $4 million in anticipation of future high rise development.

Comparative Results of Operations for the Three months ended March 31, 2017 and 2016

Consolidated Results

	Three months ended
(dollars in thousands)	March 31,
	2017	2016	Change	%
Revenues:
Rental Revenue	$6,283	$6,089	$194	3.2%
Mining Royalty and rents	1,739	1,756	(17)	-1.0%
Revenue-Reimbursements	1,300	1,770	(470)	-26.6%
Total Revenues	9,322	9,615	(293)	-3.0%
19

Cost of operations:
Depreciation/Depletion/Amortization	2,059	1,929	130	6.7%
Operating Expenses	1,001	1,531	(530)	-34.6%
Property Taxes	1,062	1,142	(80)	-7.0%
Mgmt Co Allocation-In	469	496	(27)	-5.4%
Corporate Expense	1,327	1,008	319	31.6%
Total cost of operations	5,918	6,106	(188)	-3.1%

Total operating profit	3,404	3,509	(105)	-3.0%

Interest Income and other	—	1	(1)	-100.0
Interest Expense	(248)	(415)	167	-40.2%
Equity in loss of joint ventures	(771)	(86)	(685)	796.5%

Income before income taxes	2,385	3,009	(624)	-20.7%
Provision for income taxes	942	1,189	(247)	-20.8%

Net income	$1,443	$1,820	$(377)	-20.7%

Net income for the first quarter of 2017 was $1,443,000 or $.14 per share versus $1,820,000 or $.18 per share in the same period last year. The decrease in income compared to the same period last year is a result of a $685,000 increase in equity in loss of joint ventures, primarily as a result of expenses and depreciation during the lease up of Phase I (Dock 79) of RiverFront. Total revenues were $9,322,000, down 3%, versus the same period last year. Consolidated total operating profit was down 3%.

Asset Management Segment Results

Highlights of the Three Months ended March 31, 2017:

  Rental revenue was up $145,000, or 2.4%

	Three Months Ended March 31
(dollars in thousands)	2017	%	2016	%	Change	%

Rental revenue	$6,103	83.8%	$5,958	78.7%	$145	2.4%
Revenue-reimbursements	1,182	16.2%	1,616	21.3%	(434)	-26.9%

Total revenue	7,285	100.0%	7,574	100.0%	(289)	-3.8%

Depreciation, depletion and amortization	1,965	27.0%	1,835	24.2%	130	7.1%
Operating expenses	895	12.3%	1,430	18.9%	(535)	-37.4%
Property taxes	737	10.1%	662	8.7%	75	11.3%
Management company indirect	187	2.6%	224	3.0%	(37)	-16.5%
Corporate expense	753	10.3%	520	6.9%	233	44.8%

Cost of operations	4,537	62.3%	4,671	61.7%	(134)	-2.9%

Operating profit	$2,748	37.7%	$2,903	38.3%	$(155)	-5.3%

Total revenues in this segment were $7,285,000, down $289,000 or 3.8%, over the same period last year. The decrease in revenue is due to lower snow removal reimbursements as a result of a milder 2017 winter. Given its nature as a reimbursement, snow removal is largely a pass through expense, and expenses were down a like amount. Net Operating Income in this segment for the first quarter was $5,689,000, compared to $5,442,000 in the same period last year, an increase of 4.5%. The increase was mainly due to the acquisition of the Gilroy Road building in Hunt Valley, MD in July 2016, and the lease up of previously vacant space at 7010 Dorsey Road in Hillside Business Park in August 2016 and 2201 Lakeside in November and December 2016. We ended the first quarter with total occupied square feet of 3,525,234 versus 3,348,112 at the end of the same period last year, an increase of 5.3% or 177,122 square feet. Our overall occupancy rate was 90.8%.

Depreciation and amortization expense increased primarily because of the aforementioned Gilroy building purchase and the completion of a 79,550 square foot warehouse at Hollander Business Park in April 2016. Corporate expense increased due to stock option modification expense of $191,000 and increased internal and external audit expense incurred as a result of the conversion from the previous fiscal year (ending September 30) to one that follows the calendar year.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended March 31, 2017:

  Mining Royalty and rents revenue were down $17,000, or 1.0%.

	Three Months Ended March 31
(dollars in thousands)	2017	%	2016	%

Mining Royalty and rents	$1,739	98.7%	1,756	98.8%
Revenue-reimbursements	23	1.3%	22	1.2%

Total revenue	1,762	100.0%	1,778	100.0%

Depreciation, depletion and amortization	39	2.2%	31	1.8%
Operating expenses	39	2.2%	39	2.2%
Property taxes	59	3.3%	59	3.3%
Corporate expense	66	3.8%	75	4.2%

Cost of operations	203	11.5%	204	11.5%

Operating profit	$1,559	88.5%	$1,574	88.5%

Total revenues in this segment were $1,762,000, a decrease of 0.9%, versus $1,778,000 in the same period last year. This is largely due to $112,000 decrease in royalties at our Lake Sand location, the consequence of Vulcan having fully depleted our proven reserves there. Further capital expenditures would be required by our tenant to change their mining plan and realize more than three million tons of probable reserves at Lake Sand, which we do not anticipate any time soon. Total operating profit in this segment was $1,559,000, a decrease of $15,000 versus $1,574,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Three Months ended March 31, 2017:

  The Company continues to work with MRP Realty to develop Phase II of the Riverfront on the Anacostia.

	Three Months ended March 31
(dollars in thousands)	2017	2016	Change

Rental revenue	$180	131	49
Revenue-reimbursements	95	132	(37)

Total revenue	275	263	12

Depreciation, depletion and amortization	55	63	(8)
Operating expenses	67	62	5
Property taxes	266	421	(155)
Management company indirect	282	272	10
Corporate expense	508	413	95

Cost of operations	1,178	1,231	(53)

Operating loss	$(903)	(968)	65

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	Our new spec building at Patriot Business Center was placed in service in April 2017 and is 49.9% occupied and 83.0% leased
•	In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project. After formal publishing of the record and a 35 day appeal period we anticipate formal approval in the second quarter of this calendar year
•	We are fully engaged in the formal process of seeking PUD entitlements for our 118 acre tract in Hampstead, Md
•	We completed construction of the bulkhead at our 664E property on the Anacostia ahead of schedule and under budget.

Finally, it has been eight months since we placed Dock 79 and its 305 residential units “in service.” As of April 23, the residential units were 71% occupied and 79% leased, while retail units remain 80.0% leased with just one space remaining. The project is currently above pro forma in effective rents and leasing absorption with residential stabilization expected in the third quarter of 2017. However, because of operating losses and depreciation during the lease up of Phase I (Dock 79) of RiverFront on the Anacostia this quarter, equity in loss of joint ventures was $771,000 (including a loss of $9,000 in the Brooksville Joint Venture).

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2017, we had $5,799,000 borrowed under our $20 million Wells Fargo revolver, $2,263,000 outstanding under letters of credit and $11,938,000 available to borrow under the revolver. The Company closed on a $20 million secured revolver with First Tennessee Bank on July 24, 2015 and as of March 31, 2017, we had $966,000 borrowed and $19,034,000 available to borrow under the revolver. First Tennessee has also committed to provide an additional $20 million of secured financing to the Company on a ten year term loan amortizing on a twenty five (25) year basis. We expect to close on this second loan with First Tennessee during 2017.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended March 31,
	2017	2016
Total cash provided by (used for):
Operating activities	$4,882	3,289
Investing activities	(3,833)	(1,102)
Financing activities	(943)	(2,187)
Increase in cash and cash equivalents	$106	—

Outstanding debt at the beginning of the period	$40,745	42,099
Outstanding debt at the end of the period	$39,749	39,179

Operating Activities - Net cash provided by operating activities increased $1,593,000 to $4,882,000 for the three months ended March 31, 2017. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment decreased $238,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. Equity in the loss of joint ventures was $771,000 in the first quarter of 2017 primarily as a result of expenses and depreciation during the lease up of Dock 79. Deferred income tax liabilities increased by $3,092,000 primarily due to bonus depreciation on Phase I (Dock 79) of RiverFront. Income tax receivable was $2,608,000 at March 31, 2017 compared to income tax payable of $887,000 at December 31. 2016 resulting in a negative impact to net cash provided by operating activities of $3,495,000 also primarily due to the bonus depreciation on Dock 79.

Investing Activities - For the three months ended March 31, 2017, cash required by investing activities increased $2,731,000 to $3,833,000.

Financing Activities – For the three months ended March 31, 2017, cash required by financing activities was $943,000 versus $2,187,000 in 2016 primarily due to higher borrowing on the revolver.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of March 31, 2017, there was $5,799,000 outstanding on the revolver and $2,263,000 outstanding under letters of credit and $11,938,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of March 31, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $75.5 million combined. The Company was in compliance with all covenants as of March 31, 2017.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of March 31, 2017, there was $966,000 outstanding on the revolver and $19,034,000 available for borrowing. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties expected to close in 2017. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the three months ended March 31, 2017 the Company repurchased 2,000 shares of stock. As of March 31, 2017, $4,883,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its 2017 capital expenditures to include approximately $19,600,000 for real estate development and acquisitions, of which $3,729,000 has been expended to date, which will be funded mostly out of cash generation from operations and property sales or partly from borrowings under our credit facilities.

REIT Conversion – If we elect REIT status, we would be required to distribute to our shareholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. If we elect REIT status for the 2017 calendar year, we would expect to commence paying regular distributions in 2018. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through taxable REIT subsidiaries and other factors that our Board of Directors may deem relevant.

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

Summary and Outlook. We are focused on building shareholder value through our real estate holdings. We accomplish this through the opportunistic acquisition of income producing properties, and the conversion of our non-income producing assets into income production. We have done this by (i) selling land that is not conducive to warehouse/office development (e.g. Windlass Run Residential Phase 2 land) and using the proceeds to acquire existing income producing warehouse/office buildings typically in a Section 1031 exchange (e.g. the Port Capital building purchase) and (ii) the construction of new warehouse/office buildings on existing pad sites in our developed business parks (e.g. new spec building at Patriot). Over the past five years, we have used this approach to convert 172 acres of non-income producing land into 766,216 square feet of income producing properties (excluding the recently completed spec building). This past quarter those properties had Net Operating Income of $1,319,000, accounting for over 23% of Asset Management’s Net Operating Income.

The Asset Management segment has an unusually large number of square feet of lease expirations (357,175 square feet) during the quarter ending June 30, 2017 of which 129,891 square feet have renewed.

During the remainder of this year, we expect to reach residential stabilization of Phase I (Dock 79) of RiverFront on the Anacostia and continue pre-development activities for Phase II with the expectation that we will break ground in the last quarter of this year or the first quarter of fiscal year 2018. Our biggest decision this year will be whether or not to convert this company into a Real Estate Investment Trust. As mentioned previously, we have taken steps to, at the very least, have the option. Impacting that decision will be weighing the benefits of REIT status against how it will impact our capital structure and any future projects, as well as any changes in the federal tax code.

Finally, as announced in March, our CEO Tom Baker resigned in order to become Vulcan Materials Company’s

Senior Vice President. We are grateful for his leadership, recognize that this was an opportunity he really couldn’t refuse, and wish him nothing but the best as he starts this new chapter in his professional life. Taking over for Tom is John D Baker II. John was the CEO of this company prior to Tom from 2008-2010, and has been its chairman since. So while Tom will certainly be missed, he leaves your company in great shape and in more than capable hands.

Subsequent Events. Subsequent to the end of last quarter, we were informed by Vulcan Materials Company that Lee County issued Vulcan a Mine Operating Permit (MOP) for our section of their operations in Ft. Myers, the last of the permits required to begin mining this property. This action is the culmination of over twenty years of work to get this property fully entitled and allows Vulcan to begin production immediately. Vulcan’s ability to finally realize the reserves at this site should positively impact revenue and income as it creates an opportunity to collect more than the minimums from this location.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measure included in this quarterly report are net operating income (NOI). FRP uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Net Operating Income Reconciliation
Three months ended 03/31/17 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Income (loss) from continuing operations	1,512	(1,007)	938	1,443
Income Tax Allocation	988	(658)	612	942
Inc. (loss) from continuing operations before income taxes	2,500	(1,665)	1,550	2,385

Less:
Lease intangible rents	3	—
Plus:
Unrealized rents	39	—
Equity in loss of Joint Venture	—	762
Interest Expense	248	—
Depreciation/Amortization	1,965	55
Management Co. Indirect	187	282
Allocated Corporate Expenses	753	508

Net Operating Income (loss)	5,689	(58)

Net Operating Income Reconciliation
Three months ended 03/31/16 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Income (loss) from continuing operations	1,505	(631)	946	1,820
Income Tax Allocation	983	(410)	616	1,189
Inc. (loss) from continuing operations before income taxes	2,488	(1,041)	1,562	3,009

Less:
Other income	—	1
Lease intangible rents	4	—
Unrealized rents	36	—
Plus:
Equity in loss of Joint Venture	—	75
Interest Expense	415	—
Depreciation/Amortization	1,835	63
Management Co. Indirect	224	272
Allocated Corporate Expenses	520	413

Net Operating Income (loss)	5,442	(219)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable spread for borrowings at March 31, 2017 was 1.4% over libor. The applicable spread for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing spread above libor at March 31, 2017 with First Tennessee Bank was 1.9%.

At March 31, 2017 a 1% increase in the current per annum interest rate would result in $57,992 of additional interest expense during the next 12 months under the Wells Fargo Credit Agreement. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of March 31, 2017. The calculation, therefore, does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, which we may take in response to any rate increase.

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

As of March 31, 2017, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	—	$—	—	$4,957,000

February 1
Through
February 28	—	$—	—	$4,957,000

March 1
Through
March 31	2,000	$37.10	—	$4,883,000

Total	2,000	$37.10	—

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

FRP Holdings, Inc.

Date: May 5, 2017	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
28

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

