Form 10-Q
period 2017-06-30
FRP HOLDINGS, INC.
filed 2017-08-08
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock, $.10 par value per share	10,002,167 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2017

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to, levels of construction activity in the markets served by our mining properties, demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area, our ability to obtain zoning and entitlements necessary for property development, the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt, general real estate investment and development risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, environmental liabilities, inflation risks, cybersecurity risks, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. In addition, if we elect REIT status these risk factors also would include our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30	December 31
Assets:	2017	2016
Real estate investments at cost:
Land	$99,417	99,417
Buildings and improvements	208,375	195,443
Projects under construction	6,917	11,779
Total investments in properties	314,709	306,639
Less accumulated depreciation and depletion	85,935	82,392
Net investments in properties	228,774	224,247

Real estate held for investment, at cost	7,176	7,176
Investments in joint ventures	21,557	22,901
Net real estate investments	257,507	254,324

Accounts receivable	789	710
Federal and state income taxes receivable	2,926	—
Unrealized rents	4,370	4,562
Deferred costs	5,436	6,786
Other assets	182	178
Total assets	$271,210	266,560

Liabilities:
Lines of credit payable	$6,355	6,665
Secured notes payable, current portion	4,673	4,526
Secured notes payable, less current portion	27,234	29,554
Accounts payable and accrued liabilities	3,213	3,747
Environmental remediation liability	2,037	2,037
Bank overdraft	171	254
Federal and state income taxes payable	—	887
Deferred revenue	200	1,126
Deferred income taxes	20,447	16,455
Deferred compensation	1,484	1,475
Deferred lease intangible, net	4	9
Tenant security deposits	906	1,005
Total liabilities	66,724	67,740

Commitments and contingencies (Note 8)

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 10,002,167 and 9,914,054 shares issued and outstanding, respectively	1,000	991
Capital in excess of par value	55,211	52,647
Retained earnings	148,261	145,168
Accumulated other comprehensive income, net	14	14
Total shareholders’ equity	204,486	198,820
Total liabilities and shareholders’ equity	$271,210	266,560

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
Revenues:
Rental revenue	$6,222	6,082	12,505	12,171
Mining Royalty and rents	1,809	2,033	3,548	3,789
Revenue – reimbursements	1,329	1,128	2,629	2,898
Total Revenues	9,360	9,243	18,682	18,858

Cost of operations:
Depreciation, depletion and amortization	2,202	2,066	4,261	3,995
Operating expenses	1,002	974	2,003	2,505
Environmental remediation expense	—	2,000	—	2,000
Property taxes	1,129	1,128	2,191	2,270
Management company indirect	475	425	944	921
Corporate expenses (Note 4 Related Party)	566	684	1,893	1,692
Total cost of operations	5,374	7,277	11,292	13,383

Total operating profit	3,986	1,966	7,390	5,475

Interest income	—	—	—	1
Interest expense	(371)	(392)	(619)	(807)
Equity in loss of joint ventures	(806)	(186)	(1,577)	(272)
Gain (Loss) on investment land sold	—	(109)	—	(109)

Income before income taxes	2,809	1,279	5,194	4,288
Provision for income taxes	1,096	505	2,038	1,694

Net income	$1,713	774	3,156	2,594

Comprehensive income	$1,713	774	3,156	2,594

Earnings per common share:
Basic	$0.17	0.08	0.32	0.26
Diluted	$0.17	0.08	0.32	0.26

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,965	9,864	9,948	9,858
-diluted earnings per common share	10,038	9,907	10,019	9,900

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands) (Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$3,156	2,594
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	4,398	4,109
Deferred income taxes	3,992	(1,581)
Equity in loss of joint ventures	1,577	272
Loss on sale of equipment and property	17	89
Stock-based compensation	555	475
Net changes in operating assets and liabilities:
Accounts receivable	(79)	(317)
Deferred costs and other assets	738	280
Accounts payable and accrued liabilities	(1,460)	2,681
Income taxes payable and receivable	(3,813)	(764)
Other long-term liabilities	(95)	14
Net cash provided by operating activities	8,986	7,852

Cash flows from investing activities:
Investments in properties	(8,139)	(2,430)
Investments in joint ventures	(236)	(347)
Proceeds from sale of assets	—	2,166
Cash held in escrow	—	1,174
Net cash (used in) provided by investing activities	(8,375)	563

Cash flows from financing activities:
Decrease in bank overdrafts	(83)	(69)
Repayment of long-term debt	(2,173)	(2,090)
Proceeds from borrowing on revolving credit facility	10,783	3,893
Payment on revolving credit facility	(11,093)	(6,821)
Repurchase of company stock	(74)	(43)
Exercise of employee stock options	2,029	184
Net cash used in financing activities	(611)	(4,946)

Net increase in cash and cash equivalents	—	3,469
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$—	3,469

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”). Our investment in the Brooksville joint venture, BC FRP Realty joint venture and Riverfront Investment Partners I, LLC are accounted for under the equity method of accounting (See Note 11). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2016.

On December 19, 2016, the Company changed its fiscal year end from September 30 to December 31. The quarter ended December 31, 2016 was a transition period.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments are recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits were recorded in equity and as financing activity prior to adoption of this ASU. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance prospectively as of October 1, 2016. As a result of this adoption in the first six months of 2017 we recorded a $14,000 reduction of income tax expense from excess tax benefits on stock option exercises.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Asset management	$7,194	6,927	14,479	14,501
Mining royalty lands	1,833	2,059	3,595	3,837
Land development and construction	333	257	608	520
	9,360	9,243	18,682	18,858

Operating profit:
Before corporate expenses:
Asset management	$3,234	3,318	6,735	6,741
Mining royalty lands	1,701	1,940	3,326	3,589
Land development and construction	(383)	(2,608)	(778)	(3,163)
Corporate expenses:
Allocated to asset management	(321)	(354)	(1,074)	(874)
Allocated to mining royalty	(28)	(52)	(94)	(127)
Allocated to land development and construction	(217)	(278)	(725)	(691)
	(566)	(684)	(1,893)	(1,692)
	$3,986	1,966	7,390	5,475

Interest expense:
Asset management	$371	392	619	807

Depreciation, depletion and amortization:
Asset management	$2,057	1,985	4,022	3,820
Mining royalty lands	35	15	74	46
Land development and construction	110	66	165	129
	$2,202	2,066	4,261	3,995

Capital expenditures:
Asset management	$3,532	761	4,788	1,234
Mining royalty lands	—	102	—	106
Land development and construction	878	611	3,351	1,090
	$4,410	1,474	8,139	2,430

	June 30,	December 31,
Identifiable net assets	2017	2016

Asset management	$179,350	169,736
Mining royalty lands	38,990	39,259
Land development and construction	49,527	57,126
Cash items	—	—
Unallocated corporate assets	3,343	439
	$271,210	266,560

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $320,000 and $388,000 for the three months ended June 30, 2017 and 2016, and $877,000 and $794,000 for the six months ended June 30, 2017 and 2016, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

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

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2017	2016
Revolving credit (uncollateralized)	$6,355	6,665
5.6% to 7.9% mortgage notes
due in installments through 2027	31,907	34,080
	38,262	40,745
Less portion due within one year	4,673	4,526
	$33,589	36,219

On January 30, 2015, the Company entered into a five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of June 30, 2017, there was

$5,733,000 outstanding on the revolver, $2,266,000 outstanding under letters of credit and $12,001,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of June 30, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $76.6 million combined. The Company was in compliance with all covenants as of June 30, 2017.

On July 24, 2015 the Company closed on a five year, $20 million secured revolver with First Tennessee Bank with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of June 30, 2017, there was $622,000 outstanding on the revolver and $19,378,000 available for borrowing. The Company expects to close on a second facility with First Tennessee Bank with a $20 million ten year term loan secured by to-be-determined collateral. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

During the three months ended June 30, 2017 and June 30, 2016 the Company capitalized interest costs of $232,000 and $240,000, respectively. During the six months ended June 30, 2017 and June 30, 2016 the Company capitalized interest costs of $602,000 and $482,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,965	9,864	9,948	9,858

Common shares issuable under
share based payment plans
which are potentially dilutive	73	43	71	42

Common shares used for diluted
earnings per common share	10,038	9,907	10,019	9,900

Net income	$1,713	774	3,156	2,594

Basic earnings per common share:
Basic	$0.17	0.08	0.32	0.26
Diluted	$0.17	0.08	0.32	0.26

For the three and six months ended June 30, 2017, 13,610 and 22,422 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2016, 72,090 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 569,917 at June 30, 2017.

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

As previously disclosed, Thompson S. Baker II resigned from his position as CEO and from the board of directors on March 13, 2017. In recognition of his outstanding service to the Company, the Board approved the vesting of all of Mr. Baker's outstanding FRP stock options, which expired 90 days following the termination of his employment. The vesting of Mr. Baker’s outstanding FRP options that were issued prior to the spin-off required Patriot to record modification stock compensation expense of $150,000. FRP reimbursed Patriot for this cost under the transition services agreement. The vesting of Mr. Baker’s outstanding FRP options that were issued subsequent to the spin-off required modified stock compensation expense of $41,000.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock option grants	$33	32	110	63
Annual director stock award	—	—	445	412
	$33	32	555	475

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
January 1, 2017	236,385	$25.35	6.1	$2,440
Granted	4,555	$37.55		$75
Modification	—	$30.21		$(137)
Exercised	(79,630)	$25.48		$(756)
Outstanding at
June 30, 2017	161,310	$25.63	5.7	$1,622
Exercisable at
June 30, 2017	119,020	$23.66	4.9	$1,038
Vested during
six months ended
June 30, 2017	26,839			$223

The aggregate intrinsic value of exercisable in-the-money options was $2,677,000 and the aggregate intrinsic value of outstanding in-the-money options was $3,310,000 based on the market closing price of $46.15 on June 30, 2017 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2017 was $376,000, which is expected to be recognized over a weighted-average period of 3.7 years.

Gains of $1,347,000 were realized by option holders during the six months ended June 30, 2017. Patriot realized the tax benefits of $1,238,000 of these gains because these options were exercised by Patriot employees for options granted prior to the spin-off.

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

Preliminary testing on the site of the Company's four phase master development known as RiverFront on the Anacostia in Washington, D.C. indicated the presence of contaminated material that will have to be specially handled upon excavation in conjunction with construction. The Company has agreed with our joint venture partner to bear the cost of handling the contaminated materials on the first phase of this development up to a cap of $1.871 million. As of September 30, 2016, the excavation and foundation work for Phase 1 were substantially complete; thus, the bulk of the remediation expenses have been incurred. Management believes the total cost for remediation on Phase 1 will end up at approximately $1.9 million. During the quarter ending December 31, 2015, management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims on all four phases against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. The Company executed a letter of intent with MRP Realty in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement. The Company has no obligation to remediate this contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase. The Company's actual expense to address this issue may be materially higher or lower than the expense previously recorded depending upon the actual costs incurred.

(9) Concentrations.  With the completion and occupancy of the 3rd build to suit for the same tenant at Patriot Business Park in the first quarter of fiscal 2015 this particular tenant accounted for 11% of the Company’s consolidated revenues during the quarter ended June 30, 2017.  The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 15.7% of the Company’s consolidated revenues during the six months ended June 30, 2017 and $199,908 of accounts receivable at June 30, 2017.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

As of June 30, 2017 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. At June 30, 2017 and 2016, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2017, the carrying amount and fair value of such other long-term debt was $38,262,000 and $41,165,000, respectively. At December 31, 2016, the carrying amount and fair value of such other long-term debt was $40,745,000 and $43,747,000, respectively.

(11) Investments in Joint Ventures.

RiverFront. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop, own, lease and ultimately sell an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2 acres of the roughly 5.82 acre site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 77.14% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources are non-recourse to FRP. At the time of these financings, RiverFront Holdings I, LLC. was formed as a parent to RiverFront Investment Partners I, LLC with EB5 as an equity partner in Riverfront Holdings I, LLC. Construction commenced in October 2014, first occupancy was in August 2016 and the Company anticipates lease up to occur during all of 2017. The joint venture intends to refinance the construction loan before the initial maturity date of August 7, 2018. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. Other income for the six months ended June 30, 2017 includes a loss of $1,558,000 representing the Company’s portion of the loss of this joint venture. The company and MRP Realty executed a letter of intent in May 2016 and a Contribution Agreement in February 2017 to develop Phase II but the joint venture is not yet formed.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the six months ended June 30, 2017 includes a loss of $19,000 representing the Company’s portion of the loss of this joint venture.

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

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership

As of June 30, 2017
RiverFront Holdings I, LLC	77.14%	$8,583	$91,641	$ (2,019)	$ (1,558)
Brooksville Quarry, LLC	50.00%	7,500	14,343	(38)	(19)
BC FRP Realty, LLC	50.00%	5,474	11,113	—	—
Total		$ 21,557	$ 117,097	$ (2,057)	$ (1,577)

As of December 31, 2016
RiverFront Holdings I, LLC	77.14%	$10,151	$90,420	$ (1,446)	$ (1,115)
Brooksville Quarry, LLC	50.00%	7,522	14,341	(8)	(4)
BC FRP Realty, LLC	50.00%	5,228	10,784	—	—
Total		$ 22,901	$ 115,545	$ (1,454)	$ (1,119)

	As of June 30, 2017
	Riverfront	Brooksville	BC FRP
	Holdings I, LLC	Quarry, LLC	Realty, LLC	Total

Investments in real estate, net	$88,993	$14,309	$11,069	$114,371
Cash	2,295	26	44	2,365
Cash held in escrow	171	—	—	171
Accounts receivable	40	6	—	46
Prepaid expenses	142	2	—	144
Total Assets	$91,641	$14,343	$11,113	$117,097

Long-term Debt	$78,587	$—	$—	$78,587
Amortizable debt costs	(852)	—	—	(852)
Other liabilities	905	45	—	950
Capital – FRP	8,583	7,500	5,474	21,557
Capital - Third Parties	4,418	6,798	5,639	16,855
Total Liabilities and Capital	$91,641	$14,343	$11,113	$117,097

	As of December 31, 2016
	Riverfront	Brooksville	BC FRP
	Holdings I, LLC	Quarry, LLC	Realty, LLC	Total

Cash	$1,023	$18	$21	$1,062
Cash held in escrow	88	—	—	88
Investments in real estate, net	89,309	14,323	10,763	114,395
Total Assets	$90,420	$14,341	$10,784	$115,545

Other Liabilities	$6,348	$1	$47	$6,396
Long-term Debt	69,042	—	—	69,042
Capital – FRP	10,151	7,522	5,228	22,901
Capital - Third Parties	4,879	6,818	5,509	17,206
Total Liabilities and Capital	$90,420	$14,341	$10,784	$115,545

Income statements for the RiverFront Holdings I, LLC (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental Revenue	$1,742	—	$3,053	—
Revenue – Reimbursements	18	—	33	—
Total Revenues	1,760	—	3,086	—
Cost of operations:
Depreciation and amortization	1,095	75	1,958	97
Operating expenses	621	148	1,096	216
Property taxes	240	—	459	—
Total cost of operations	1,956	223	3,513	313
Total operating profit	(196)	(223)	(427)	(313)
Interest expense	(836)	—	(1,592)	—
Net loss of the Partnership	$(1,032)	(223)	$(2,019)	(313)

The amount of consolidated accumulated deficit for these joint ventures was $(2,626,000) and $(1,667,000) as of June 30, 2017 and December 31, 2016 respectively.

(12) Subsequent Event. In our recent month ending July 31, 2017, Phase I (Dock 79) of the development known as RiverFront on the Anacostia in Washington, D.C., a 300,000 square foot residential apartment building developed by a joint venture between the Company and MRP SE Waterfront Residential, LLC (“MRP”), reached stabilization, meaning 90% of the individual apartments have been leased and are occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the value of the development at the time of stabilization.

The attainment of stabilization also results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company will consolidate the assets (at current fair value), liabilities and operating results of the joint venture This consolidation will have a material impact on the Company’s balance sheet as the Company is required to recognize the fair value of the assets and record the related debt of the joint venture.

The company is in process of obtaining an opinion of fair value of the assets of the joint venture and finalizing the accounting entries to effect the consolidation, including an anticipated increase in net assets of $139 million, increase in liabilities of approximately $93 million and increase in net equity of approximately $46 million including an estimated gain upon the consolidation which may range from $20 million to $25 million depending upon the ultimate fair value determination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain non-GAAP financial measures (“adjusted”) within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. Post Spin-off we are reporting any net gain/(loss) from the transportation business as “discontinued operations” and we currently have no other discontinued operations being reported. GAAP accounting rules do not allow corporate overhead expenses to be allocated to a discontinued operation of the Company; thus, those corporate expenses attributable to the transportation business prior to the spin-off are charged to the Company as part of continuing operations. The non-GAAP financial measures discussed below are adjusted income from continuing operations and adjusted consolidated operating profit. These non-GAAP financial measures exclude the corporate management fees attributable to the transportation business prior to the spin-off that are not allocable to the transportation business due to it being a discontinued operation. The Company uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this quarterly report for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

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

Potential REIT Conversion.

Whether through strategic acquisitions, organic growth, joint ventures, or putting our non-income producing land to work, our constant aim is to create and grow shareholder value. To that end, we have for some time explored the possibility of converting this company into a Real Estate Investment Trust (REIT), with the idea that this may be a more efficient structure given the nature of our business. Though no final decision has been made, in order to have the option to convert to a REIT in 2017, the Company has already elected to change from our previous fiscal year (ending September 30), to a fiscal year that follows the calendar year as is required of a REIT. This change went into effect January 1, 2017 and will require one-time additional auditing expenses of $120,000 which will be reflected in fiscal year 2017. Thus, this past quarter, and every quarter ended June 30 will now be the second quarter of our fiscal year. Finally, consistent with having the option to elect REIT status, we have contributed our mining reserves into a wholly owned subsidiary. Because the parent company still retains control of the land itself, the portion of the mining royalties’ income that is not attributable to the reserves, but instead more closely resembles ground rents, will be retained by the parent company and will qualify as “REIT-able” income. The subsidiary will receive only the income attributable to the reserves it now controls. This structure is intended to assure that we will meet the asset and income tests applicable to REITs. These preliminary steps will not have a material impact on our operations if the Company does not elect REIT status.

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

These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team. Of the 43 buildings we own today, 28 were constructed by the Company through what is now known as our Land Development and Construction segment. Additionally, over the years, we have opportunistically acquired 15 existing operating buildings, typically in connection with a deferred like-kind (Section 1031) exchange opportunity.  Today, this segment consists of 4 million square feet.

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

Asset Management segment – six months ended	June 30, 2017	June 30, 2016
Revenues	$14,479,000	14,501,000
Net Operating Income (Cash Basis)	$11,101,000	10,927,000
Occupied square feet	3,459,473	3,319,891
Overall occupancy rate	86.8%	88.0%
Average annual occupied square feet	3,498,614	3,337,745
Average annual occupancy rate	89.0%	89.4%
Portfolio square feet	3,983,813	3,772,927
Retention Success rate	71%	64%

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these States as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a fixed annual rental amount. We believe that the number of tons and the price per ton will rise on the aggregates under lease as construction continues to grow in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment.  Our mining properties had estimated remaining reserves of 415 million tons as of September 30, 2016 after a total of 6.9 million tons were consumed in fiscal 2016.

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

Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial/industrial business parks providing 5–15 building pads which we typically convert into warehouse/office buildings. To date, our management team has converted 28 of these pads into developed buildings that we continue to own and manage through the Asset Management segment. Our typical practice has been to transfer these assets to the Asset Management segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also opportunistically sold several of these pad sites over time to third party “users”.

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional +/- 867,000 sf. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	20	286,500	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	17.5 (50% Interest)	164,500 (50% Interest)	Company owns a 50% in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft.
Patriot Business Center, Manassas, VA	18	96,047	Building permit process ongoing for the remaining 96,047 s.f. Includes 12 acres SWM.
Hollander 95 Business Park, MD	33	328,740	Horizontal development completed. Building permit process ongoing for 94,290 sf.
Total	88.5	875,787
18

Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert 3 of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We completed construction on a 103,448 square foot building at Patriot Business Park that was put into service in April 2017. We completed construction on a 79,550 square foot spec building at Hollander Business Park that was put into service in the third quarter of fiscal 2016. In April, 2016 we entered into a joint venture agreement to develop 12 office buildings on our remaining lots at Windlass Run and on adjacent frontage property owned by St. John Properties. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phase I	2.1	Phase I (as of 6/30/17) residential is 88.2% occupied and 92.5% leased.	$8,583,000
RiverFront on the Anacostia Phases II-IV	3.7	Phase II final design approval hearings ongoing.	$10,337,000
Hampstead Trade Center, MD	118	Residential conceptual design program ongoing.	$7,130,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$8,374,000
Total	126		$34,424,000

RIVERFRONT ON THE ANACOSTIA:

This property consists of 5.8 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 1.1M square feet of “mixed-use” development in four phases. In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. Lease up commenced in May 2016 and rent stabilization was achieved in the third quarter of 2017. Pre-

leasing activity for the 305 residential units commenced in late May of 2016 and as of June 30, the residential units were 88.2% occupied and 92.5% leased, while retail units remain 80.0% leased with just one space remaining. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses. The company and MRP Realty executed a letter of intent in May 2016 and a Contribution Agreement in February 2017 to develop Phase II but the joint venture is not yet formed. In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project. After formal publishing of the record and a 35 day appeal period we anticipate formal approval in the third quarter of this calendar year.

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

Comparative Results of Operations for the Three months ended June 30, 2017 and 2016

Consolidated Results

	Three months ended
(dollars in thousands)	June 30,
	2017	2016	Change	%
Revenues:
Rental Revenue	$6,222	$6,082	$140	2.3%
Mining Royalty and rents	1,809	2,033	(224)	-11.0%
Revenue-Reimbursements	1,329	1,128	201	17.8%
Total Revenues	9,360	9,243	117	1.3%

Cost of operations:
20

Depreciation/Depletion/Amortization	2,202	2,066	136	6.6%
Operating Expenses	1,002	974	28	2.9%
Environmental remediation expense	—	2,000	(2,000)	-100.0%
Property Taxes	1,129	1,128	1	0.1%
Mgmt Co Allocation-In	475	425	50	11.8%
Corporate Expense	566	684	(118)	-17.3%
Total cost of operations	5,374	7,277	(1,903)	-26.2%

Total operating profit	3,986	1,966	2,020	102.7%

Interest Expense	(371)	(392)	21	-5.4%
Equity in loss of joint ventures	(806)	(186)	(620)	333.3%
Loss on investment land sold	—	(109)	109	-100.0%

Income before income taxes	2,809	1,279	1,530	119.6%
Provision for income taxes	1,096	505	591	117.0%

Net income	$1,713	$774	$939	121.3%

Net income for the second quarter of 2017 was $1,713,000 or $.17 per share versus $774,000 or $.08 per share in the same period last year. The increase is a result of a $2,000,000 environmental remediation expense during the same quarter last year offset by a $620,000 increase this year in equity in loss of joint ventures, primarily as a result of expenses and depreciation during the lease up of Phase I (Dock 79) of RiverFront. Total revenues were $9,360,000, up 1.3%, versus the same period last year. Consolidated total operating profit was up 102.7% as a result of the prior year’s $2,000,000 environmental remediation expense.

Asset Management Segment Results

Highlights of the Three Months ended June 30, 2017:

  Total revenue was up $267,000, or 3.9%

	Three Months Ended June 30
(dollars in thousands)	2017	%	2016	%	Change	%

Rental revenue	$6,008	83.5%	$5,952	85.9%	$56	0.9%
Revenue-reimbursements	1,186	16.5%	975	14.1%	211	21.6%

Total revenue	7,194	100.0%	6,927	100.0%	267	3.9%

Depreciation, depletion and amortization	2,057	28.6%	1,985	28.7%	72	3.6%
Operating expenses	923	12.8%	774	11.2%	149	19.3%
Property taxes	788	10.9%	668	9.6%	120	18.0%
Management company indirect	192	2.7%	182	2.6%	10	5.5%
Corporate expense	321	4.5%	354	5.1%	(33)	-9.3%

Cost of operations	4,281	59.5%	3,963	57.2%	318	8.0%

Operating profit	$2,913	40.5%	$2,964	42.8%	$(51)	-1.7%

Total revenues in this segment were $7,194,000, up $267,000 or 3.9%, over the same period last year. Net Operating Income (NOI) in this segment for the second quarter was $5,412,000, compared to $5,485,000 in the same period last year, a decrease of 1.3%. That revenue increased while NOI decreased is primarily the result of an increase in reimbursable and non-reimbursable expenses. The reimbursable expenses increased revenue without increasing NOI, and the non-reimbursable expenses did nothing for revenue and adversely affected NOI. We ended the second quarter with total occupied square feet of 3,459,473 versus 3,319,891 at the end of the same period last year, an increase of 4.2% or 139,582 square feet. Our overall occupancy rate was 86.8%.

Depreciation and amortization expense increased primarily because of the completion of a 79,550 square foot warehouse at Hollander Business Park in April 2016 and a 103,448 square foot warehouse at Patriot Business Center in April of 2017.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended June 30, 2017:

  Mining Royalty and rents revenue were down $226,000, or 11.1%.

	Three Months Ended June 30
(dollars in thousands)	2017	%	2016	%

Mining Royalty and rents	$1,809	98.7%	2,035	98.8%
Revenue-reimbursements	24	1.3%	24	1.2%

Total revenue	1,833	100.0%	2,059	100.0%

Depreciation, depletion and amortization	35	1.9%	15	0.7%
Operating expenses	39	2.1%	45	2.2%
Property taxes	58	3.2%	59	2.9%
Corporate expense	28	1.5%	52	2.5%

Cost of operations	160	8.7%	171	8.3%

Operating profit	$1,673	91.3%	$1,888	91.7%

Total revenues in this segment were $1,833,000, a decrease of 11%, versus $2,059,000 in the same period last year. This drop is due to $179,000 decrease in royalties at our Manassas, VA. quarry, a $74,000 decrease in royalties at our Tyrone, GA. location, as well as a $67,000 decrease in royalties at our Lake Sand, FL. location. Royalties are down in Manassas because of Vulcan’s mining a portion of the quarry not owned by the Company for two months this quarter. Vulcan should return to our portion for the remainder of the year. Royalties were down in Tyrone compared to last year because of excessive rainfall. As stated last quarter, royalties have fallen off in Lake Sand as a consequence of Vulcan having fully depleted our proven reserves there. Further capital expenditures would be required by our tenant to change their mining plan at Lake Sand and realize more than three million tons of possible reserves, which we do not anticipate any time soon. Total operating profit in this segment was $1,673,000, a decrease of $215,000 versus $1,888,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Three Months ended June 30, 2017:

  The Company continues to work with MRP Realty to develop Phase II of the Riverfront on the Anacostia.

Three Months ended June 30
(dollars in thousands)	2017	2016	Change

Rental revenue	$214	130	84
Royalty and rents	—	(2)	2
Revenue-reimbursements	119	129	(10)

Total revenue	333	257	76

Depreciation, depletion and amortization	110	66	44
Operating expenses	40	155	(115)
Environmental remediation expense	—	2,000	(2,000)
Property taxes	283	401	(118)
Management company indirect	283	243	40
Corporate expense	217	278	(61)

Cost of operations	933	3,143	(2,210)

Operating loss	$(600)	(2,886)	2,286

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	Our new spec building at Patriot Business Center was placed in service this quarter in April and is currently 49.9% occupied and 83.0% leased. It will be 100% leased and occupied in the third quarter
•	In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project. After formal publishing of the record and a 35 day appeal period we anticipate formal approval in the third quarter of this calendar year
•	We are fully engaged in the formal process of seeking PUD entitlements for our 118 acre tract in Hampstead, Md

Finally, it has been nearly a year since we placed Dock 79 and its 305 residential units “in service.” As of June 30, the residential units were 88.20% occupied and 92.46% leased, while retail units remain 80.0% leased with just one space remaining. The project is currently above pro forma in effective rents and leasing absorption with residential stabilization achieved in the third quarter of 2017. However, because of operating losses and depreciation during the lease up of Phase I (Dock 79) of RiverFront on the Anacostia this quarter, equity in loss of joint ventures was $806,000 (including a loss of $10,000 in the Brooksville Joint Venture).

Comparative Results of Operations for the Six months ended June 30, 2017 and 2016

Consolidated Results

	Six months ended
(dollars in thousands)	June 30,
	2017	2016	Change	%
Revenues:
Rental Revenue	$12,505	$12,171	$334	2.7%
Mining Royalty and rents	3,548	3,789	(241)	-6.4%
Revenue-Reimbursements	2,629	2,898	(269)	-9.3%
Total Revenues	18,682	18,858	(176)	-0.9%

Cost of operations:
Depreciation/Depletion/Amortization	4,261	3,995	266	6.7%
Operating Expenses	2,003	2,505	(502)	-20.0%
Environmental remediation expense	—	2,000	(2,000)	-100.0%
Property Taxes	2,191	2,270	(79)	-3.5%
Mgmt Co Allocation-In	944	921	23	2.5%
Corporate Expense	1,893	1,692	201	11.9%
Total cost of operations	11,292	13,383	(2,091)	-15.6%

Total operating profit	7,390	5,475	1,915	35.0%

Interest income and other	—	1	(1)	-100.0%
Interest Expense	(619)	(807)	188	-23.3%
Equity in loss of joint ventures	(1,577)	(272)	(1,305)	479.8%
Loss on investment land sold	—	(109)	109	-100.0%

Income before income taxes	5,194	4,288	906	21.1%
Provision for income taxes	2,038	1,694	344	20.3%

Net income	$3,156	$2,594	$562	21.7%

Net income for the first six months of 2017 was $3,156,000 or $.32 per share versus $2,594,000 or $.26 per share in the first six months last year. The increase is a result of a prior year $2,000,000 remediation expense offset by a $1,305,000 increase this year in equity in loss of joint ventures, primarily as a result of expenses and depreciation during the lease up of Phase I (Dock 79) of RiverFront. Total revenues were $18,682,000, down 0.9%, versus the first six months last year. Consolidated total operating profit was up 35%.

Asset Management Segment Results

Highlights of the Six Months ended June 30, 2017:

  Rental revenue was up $201,000, or 1.7%

	Six Months Ended June 30
(dollars in thousands)	2017	%	2016	%	Change	%

Rental revenue	$12,111	83.6%	$11,910	82.1%	$201	1.7%
Revenue-reimbursements	2,368	16.4%	2,591	17.9%	(223)	-8.6%

Total revenue	14,479	100.0%	14,501	100.0%	(22)	-0.2%

Depreciation, depletion and amortization	4,022	27.8%	3,820	26.3%	202	5.3%
Operating expenses	1,818	12.6%	2,204	15.2%	(386)	-17.5%
Property taxes	1,525	10.5%	1,330	9.2%	195	14.7%
Management company indirect	379	2.6%	406	2.8%	(27)	-6.7%
Corporate expense	1,074	7.4%	874	6.0%	200	22.9%

Cost of operations	8,818	60.9%	8,634	59.5%	184	2.1%

Operating profit	$5,661	39.1%	$5,867	40.5%	$(206)	-3.5%

Total revenues in this segment were $14,479,000, down $22,000 or 0.2%, over the first six months last year. The decrease in revenue is primarily due to lower snow removal reimbursements during the first quarter as a result of a milder 2017 winter. Given its nature as a reimbursement, snow removal is largely a pass through expense, and expenses were down a like amount. Net Operating Income in this segment for the first six months of 2017 was $11,101,000, compared to $10,927,000 in the first six months of 2016, an increase of 1.6%.

Depreciation and amortization expense increased primarily because of the purchase of the Gilroy Center in Baltimore County in July of 2016 and the completion of a 79,550 square foot warehouse at Hollander Business Park in April 2016 and a 103,448 square foot warehouse at Patriot Business Center in April of 2017.

Corporate expense increased due to a first quarter stock option modification expense of $191,000 and increased internal and external audit expense incurred as a result of the conversion from the previous fiscal year (ending September 30) to one that follows the calendar year.

Mining Royalty Lands Segment Results

Highlights of the Six Months ended June 30, 2017:

  Mining Royalty and rents revenue were down $243,000, or 6.4%.

	Six Months Ended June 30
(dollars in thousands)	2017	%	2016	%

Mining Royalty and rents	$3,548	98.7%	3,791	98.8%
Revenue-reimbursements	47	1.3%	46	1.2%

Total revenue	3,595	100.0%	3,837	100.0%

Depreciation, depletion and amortization	74	2.1%	46	1.2%
Operating expenses	78	2.2%	84	2.2%
Property taxes	117	3.2%	118	3.1%
Corporate expense	94	2.6%	127	3.3%

Cost of operations	363	10.1%	375	9.8%

Operating profit	$3,232	89.9%	$3,462	90.2%

Total revenues in this segment were $3,595,000, a decrease of 6.3%, versus $3,837,000 in the first six months last year. This drop is largely due to a $133,000 decrease in royalties at our Manassas, VA. location, a $130,000 decrease at our Tyrone, GA. location, and a $156,000 decrease in royalties at our Lake Sand, FL. location. Royalties are down in Manassas because of Vulcan’s mining a portion of the quarry not owned by the Company for two months this past quarter. Vulcan should return to our portion for the remainder of the year. Royalties were down in Tyrone compared to last year because of excessive rainfall this past quarter. As stated last quarter, royalties have fallen off in Lake Sand as a consequence of Vulcan having fully depleted our proven reserves there. Further capital expenditures would be required by our tenant to change their mining plan at Lake Sand and realize more than three million tons of possible reserves, which we do not anticipate any time soon. Total operating profit in this segment was $3,232,000, a decrease of $230,000 versus $3,462,000 in the first six months last year.

Land Development and Construction Segment Results

Highlights of the Six Months ended June 30, 2017:

  The Company continues to work with MRP Realty to develop Phase II of the Riverfront on the Anacostia.

	Six Months ended June 30
(dollars in thousands)	2017	2016	Change

Rental revenue	$394	261	133
Royalty and rents	—	(2)	2
Revenue-reimbursements	214	261	(47)

Total revenue	608	520	88

Depreciation, depletion and amortization	165	129	36
Operating expenses	107	217	(110)
Environmental remediation expense	—	2,000	(2,000)
Property taxes	549	822	(273)
Management company indirect	565	515	50
Corporate expense	725	691	34

Cost of operations	2,111	4,374	(2,263)

Operating loss	$(1,503)	(3,854)	2,351

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	Our new spec building at Patriot Business Center was placed in service this quarter in April and is currently 49.9% occupied and 83.0% leased. It will be 100% leased and occupied in the third quarter
•	In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project. After formal publishing of the record and a 35 day appeal period we anticipate formal approval in the third quarter of this calendar year
•	We are fully engaged in the formal process of seeking PUD entitlements for our 118 acre tract in Hampstead, Md
•	During the first quarter, we completed construction of the bulkhead at our 664E property on the Anacostia ahead of schedule and under budget.

Finally, it has been nearly a year since we placed Dock 79 and its 305 residential units “in service.” As of June 30, the residential units were 88.20% occupied and 92.46% leased, while retail units remain 80.0% leased with just one space remaining. The project is currently above pro forma in effective rents and leasing absorption with residential stabilization achieved in the third quarter of 2017. However, because of operating losses and depreciation during the lease up of Phase I (Dock 79) of RiverFront on the Anacostia this quarter, equity in loss of joint ventures was $1,577,000 (including a loss of $19,000 in the Brooksville Joint Venture).

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2017, we had $5,733,000 borrowed under our $20 million Wells Fargo revolver, $2,266,000 outstanding under letters of credit and $12,001,000 available to borrow under the revolver. The Company closed on a $20 million secured revolver with First Tennessee Bank on July 24, 2015 and as of June 30, 2017, we had $622,000 borrowed and $19,378,000 available to borrow under the revolver. First Tennessee has also committed to provide an additional $20 million of secured financing to the Company on a ten year term loan amortizing on a twenty five (25) year basis. We expect to close on this second loan with First Tennessee during 2017.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended June 30,
	2017	2016
Total cash provided by (used for):
Operating activities	$8,986	7,852
Investing activities	(8,375)	563
Financing activities	(611)	(4,946)
Increase in cash and cash equivalents	$—	3,469

Outstanding debt at the beginning of the period	$40,745	42,099
Outstanding debt at the end of the period	$38,262	37,081

Operating Activities - Net cash provided by operating activities increased $1,134,000 to $8,986,000 for the six months ended June 30, 2017. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment increased $779,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. Equity in the loss of joint ventures was $1,577,000 in the first six months of 2017 primarily as a result of expenses and depreciation during the lease up of Dock 79. Deferred income tax liabilities increased by $3,992,000 primarily due to bonus depreciation on Phase I (Dock 79) of RiverFront. Income tax receivable was $2,926,000 at June 30, 2017 compared to income tax payable of $887,000 at December 31, 2016 resulting in a negative impact to net cash provided by operating activities of $3,813,000 also primarily due to the bonus depreciation on Dock 79.

Investing Activities - For the six months ended June 30, 2017, cash required by investing activities increased $8,938,000 to $8,375,000.

Financing Activities – For the six months ended June 30, 2017, cash required by financing activities was $611,000 versus $4,946,000 in 2016 primarily due to higher borrowing on the revolver and higher exercises of employee stock options.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of June 30, 2017, there was $5,733,000 outstanding on the revolver and $2,266,000 outstanding under letters of credit and $12,001,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of June 30, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $76.6 million combined. The Company was in compliance with all covenants as of June 30, 2017.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of June 30, 2017, there was $622,000 outstanding on the revolver and $19,378,000 available for borrowing. The second facility is a $20 million ten year term loan secured by to-be-determined collateral. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the six months ended June 30, 2017 the Company repurchased 2,000 shares of stock. As of June 30, 2017, $4,883,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its 2017 capital expenditures to include approximately $19,600,000 for real estate development and acquisitions, of which $8,139,000 has been expended to date, which will be funded mostly out of cash generation from operations and property sales or partly from borrowings under our credit facilities.

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

Summary and Outlook. As mentioned last quarter, we were informed by Vulcan Materials Company that Lee County issued Vulcan a Mine Operating Permit (MOP) for our section of their operations in Ft. Myers, the last of the permits required to begin mining this property. This action is the culmination of over twenty years of work to get this property fully entitled and allows Vulcan to begin production immediately. Vulcan has now begun mining at this location. While production in our third quarter will be offset by prepaid royalties, going forward, Vulcan’s ability to finally realize the reserves at this site should positively impact revenue and income as it creates an opportunity to collect more than the minimums from this location.

During the remainder of this year, we expect to reach residential stabilization of Phase I (Dock 79) of RiverFront on the Anacostia and continue pre-development activities for Phase II with the expectation that we will break ground in the last quarter of this year or the first quarter of 2018. Our biggest decision this year will be whether or not to convert this company into a Real Estate Investment Trust. As mentioned previously, we have taken steps to ensure that we at least have the option. Any changes in the federal tax code will factor into our analysis of the costs and benefits of REIT status.

Subsequent Event. In our recent month ending July 31, 2017, Phase I (Dock 79) of the development known as RiverFront on the Anacostia in Washington, D.C., a 300,000 square foot residential apartment building developed by a joint venture between the Company and MRP SE Waterfront Residential, LLC (“MRP”), reached stabilization, meaning 90% of the individual apartments have been leased and are occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the value of the development at the time of stabilization.

The attainment of stabilization also results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company will consolidate the assets (at current fair value), liabilities and operating results of the joint venture This consolidation will have a material impact on the Company’s balance sheet as the Company is required to recognize the fair value of the assets and record the related debt of the joint venture.

The company is in process of obtaining an opinion of fair value of the assets of the joint venture and finalizing the accounting entries to effect the consolidation, including an anticipated increase in net assets of $139 million, increase in liabilities of approximately $93 million and increase in net equity of approximately $46 million including an estimated gain upon the consolidation which may range from $20 million to $25 million depending upon the ultimate fair value determination.

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

Net Operating Income Reconciliation
Three months ended 06/30/17 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Income (loss) from continuing operations	1,552	(853)	1,014	1,713
Income Tax Allocation	990	(543)	649	1,096
Inc. (loss) from continuing operations before income taxes	2,542	(1,396)	1,663	2,809

Less:
Lease intangible rents	1	—
Unrealized rents	70	—

Plus:
Equity in loss of Joint Venture	—	796
Interest Expense	371	—
Depreciation/Amortization	2,057	110
Management Co. Indirect	192	283
Allocated Corporate Expenses	321	217

Net Operating Income (loss)	5,412	10

Net Operating Income Reconciliation
Three months ended 06/30/16 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Income (loss) from continuing operations	1,556	(1,927)	1,145	774
Income Tax Allocation	1,016	(1,259)	748	505
Inc. (loss) from continuing operations before income taxes	2,572	(3,186)	1,893	1,279

Less:
Lease intangible rents	5	—
Plus:
Unrealized rents	5	—
Equity in loss of Joint Venture	—	176
Loss on investment land sold	—	124
Interest Expense	392	—
Depreciation/Amortization	1,985	66
Management Co. Indirect	182	243
Allocated Corporate Expenses	354	278

Net Operating Income (loss)	5,485	(2,299)

Net Operating Income Reconciliation
Six months ended 06/30/17 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Income (loss) from continuing operations	3,064	(1,860)	1,952	3,156
Income Tax Allocation	1,978	(1,201)	1,261	2,038
Inc. (loss) from continuing operations before income taxes	5,042	(3,061)	3,213	5,194

Less:
Lease intangible rents	4	—
Unrealized rents	31	—
Plus:
Equity in loss of Joint Venture	—	1,558
Interest Expense	619	—
Depreciation/Amortization	4,022	165
Management Co. Indirect	379	565
Allocated Corporate Expenses	1,074	725

Net Operating Income (loss)	11,101	(48)

Net Operating Income Reconciliation
Six months ended 06/30/16 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Income (loss) from continuing operations	3,061	(2,558)	2,091	2,594
Income Tax Allocation	1,999	(1,669)	1,364	1,694
Inc. (loss) from continuing operations before income taxes	5,060	(4,227)	3,455	4,288

Less:
Lease intangible rents	9	—
Other income	—	1
Unrealized rents	31	—
Plus:
Equity in loss of Joint Venture	—	251
Loss on investment land sold	—	124
Interest Expense	807	—
Depreciation/Amortization	3,820	129
Management Co. Indirect	406	515
Allocated Corporate Expenses	874	691

Net Operating Income (loss)	10,927	(2,518)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable spread for borrowings at June 30, 2017 was 1.4% over libor. The applicable spread for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing spread above libor at June 30, 2017 with First Tennessee Bank was 1.9%.

At June 30, 2017 a 1% increase in the current per annum interest rate would result in $57,330 of additional interest expense during the next 12 months under the Wells Fargo Credit Agreement. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of June 30, 2017. The calculation, therefore, does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, which we may take in response to any rate increase.

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

As of June 30, 2017, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
Through
April 30	—	$—	—	$4,883,000

May 1
Through
May 31	—	$—	—	$4,883,000

June 1
Through
June 30	—	$—	—	$4,883,000

Total	—	$—	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 34.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: August 8, 2017	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
33

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2017

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

