Form 10-Q
period 2017-09-30
FRP HOLDINGS, INC.
filed 2017-11-09
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common Stock, $.10 par value per share	10,007,167 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	September 30	December 31
Assets:	2017	2016
Real estate investments at cost:
Land	$127,744	99,417
Buildings and improvements	332,694	195,443
Projects under construction	5,959	11,779
Total investments in properties	466,397	306,639
Less accumulated depreciation and depletion	91,788	82,392
Net investments in properties	374,609	224,247

Real estate held for investment, at cost	7,176	7,176
Investments in joint ventures	13,345	22,901
Net real estate investments	395,130	254,324

Cash and cash equivalents	2,630	—
Cash held in escrow	186	—
Accounts receivable, Net	1,033	710
Federal and state income taxes receivable	1,852	—
Unrealized rents	4,299	4,562
Deferred costs	10,781	6,786
Other assets	181	178
Total assets	$416,092	266,560

Liabilities:
Lines of credit payable	$6,440	6,665
Secured notes payable, current portion	4,674	4,526
Secured notes payable, less current portion	103,999	29,554
Accounts payable and accrued liabilities	4,825	3,747
Environmental remediation liability	2,037	2,037
Bank overdraft	—	254
Federal and state income taxes payable	—	887
Deferred revenue	1,397	1,126
Deferred income taxes	36,075	16,455
Deferred compensation	1,485	1,475
Deferred lease intangible, net	2	9
Tenant security deposits	940	1,005
Total liabilities	161,874	67,740

Commitments and contingencies (Note 8)

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 10,007,167 and 9,914,054 shares issued and outstanding, respectively	1,001	991
Capital in excess of par value	55,341	52,647
Retained earnings	173,652	145,168
Accumulated other comprehensive income, net	14	14
Total shareholders’ equity	230,008	198,820
Noncontrolling interest MRP	24,210	—
Total equity	254,218	198,820
Total liabilities and shareholders’ equity	$416,092	266,560

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
Revenues:
Rental revenue	$8,738	6,259	21,243	18,430
Mining Royalty and rents	1,763	2,016	5,311	5,805
Revenue – reimbursements	1,553	1,501	4,182	4,399
Total Revenues	12,054	9,776	30,736	28,634

Cost of operations:
Depreciation, depletion and amortization	4,769	2,160	9,030	6,155
Operating expenses	1,879	1,146	3,882	3,651
Environmental remediation expense	—	—	—	2,000
Property taxes	1,401	1,087	3,592	3,357
Management company indirect	560	419	1,504	1,340
Corporate expenses (Note 4 Related Party)	617	656	2,510	2,348
Total cost of operations	9,226	5,468	20,518	18,851

Total operating profit	2,828	4,308	10,218	9,783

Interest income	—	—	—	1
Interest expense	(1,251)	(273)	(1,870)	(1,080)
Equity in loss of joint ventures	(12)	(652)	(1,589)	(924)
Gain on remeasurement of investment in real estate partnership	60,196	—	60,196	—
Loss on investment land sold	—	(148)	—	(257)

Income before income taxes	61,761	3,235	66,955	7,523
Provision for income taxes	16,577	1,278	18,615	2,972

Net income	45,184	1,957	48,340	4,551
Income attributable to noncontrolling interest	19,793	—	19,793	—
Net income attributable to the Company	$25,391	1,957	28,547	4,551

Earnings per common share:
Basic	$2.54	0.20	2.86	0.46
Diluted	$2.52	0.20	2.84	0.46

Number of shares (in thousands) used in computing:
-basic earnings per common share	10,004	9,865	9,967	9,860
-diluted earnings per common share	10,066	9,908	10,035	9,902

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
Comprehensive income	$45,184	1,957	48,340	4,551
Less: comprehensive income attributable to noncontrolling interests	19,793	—	19,793	—
Comprehensive income attributable to the Company	$25,391	1,957	28,547	4,551
6

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands) (Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$48,340	4,551
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	9,228	6,329
Deferred income taxes	19,620	(1,551)
Equity in loss of joint ventures	1,589	924
Gain on remeasurement of investment in real estate partnership	(60,196)	—
Loss on sale of equipment and property	12	238
Stock-based compensation	588	506
Net changes in operating assets and liabilities:
Accounts receivable	(283)	(418)
Deferred costs and other assets	(1,221)	(1,066)
Accounts payable and accrued liabilities	444	5,141
Income taxes payable and receivable	(2,739)	(1,026)
Other long-term liabilities	(61)	34
Net cash provided by operating activities	15,321	13,662

Cash flows from investing activities:
Investments in properties	(12,595)	(17,015)
Investments in joint ventures	(621)	(715)
Proceeds from sale of assets	16	2,147
Cash at consolidation of real estate partnership	2,295	—
Cash held in escrow	(15)	1,174
Net cash used in investing activities	(10,920)	(14,409)

Cash flows from financing activities:
Decrease in bank overdrafts	(254)	(63)
Proceeds from long-term debt	43	—
Repayment of long-term debt	(3,367)	(3,159)
Proceeds from borrowing on revolving credit facility	12,845	18,042
Payment on revolving credit facility	(13,070)	(14,163)
Debt issue costs	(21)	(139)
Repurchase of company stock	(74)	(43)
Exercise of employee stock options	2,127	272
Net cash (used in) provided by financing activities	(1,771)	747

Net increase in cash and cash equivalents	2,630	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$2,630	—

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. (“FRP” or the “Company”) is a holding company engaged in the real estate business, namely (i) warehouse/office/residential building ownership, leasing and management, (ii) mining royalty land ownership and leasing and (iii) land acquisition, entitlement and development primarily for future warehouse/office or residential building construction.

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”). Our investment in the Brooksville joint venture and BC FRP Realty joint venture are accounted for under the equity method of accounting (See Note 11).

Effective July 1, 2017 the Company consolidated the assets (at fair value), liabilities and operating results of our Riverfront Investment Partners I, LLC partnership (“Dock 79”) which was previously accounted for under the equity method. The ownership of Dock 79 attributable to our partner MRP Realty is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2016.

On December 19, 2016, the Company changed its fiscal year end from September 30 to December 31. The quarter ended December 31, 2016 was a transition period.

(2) Recently Issued Accounting Standards. In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The new standard will become effective for the Company beginning with the first quarter 2019 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. As the Company is primarily a lessor the adoption of this guidance is not expected to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. While lease contracts with customers, which constitute a vast majority of our revenues, are a specific scope exception, certain of our revenue streams may be impacted by the new guidance. The new standard is effective beginning with the first quarter of 2018. The Company currently does not expect the adoption of this guidance to result in a material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments are recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits were recorded in equity and as financing activity prior to adoption of this ASU. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this guidance prospectively as of October 1, 2016. As a result of this adoption in the nine months of 2017 we recorded a $14,000 reduction of income tax expense from excess tax benefits on stock option exercises.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance provides a framework to evaluate when an input and a substantive process are present. To be a business without outputs, there will now need to be an organized workforce. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The Company adopted this guidance prospectively as of July 1, 2017. The Company expects this standard to result in building acquisitions being considered an asset rather than a business. This change will result in acquisition costs being capitalized as part of the asset acquisition, whereas prior treatment has them recognized in earnings in the period incurred.

(3) Business Segments. The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Land Development and Construction and RiverFront on the Anacostia, as described below.

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

Through our Land Development and Construction segment, we own and are continuously monitoring for their “highest and best use” several parcels of land that are in various stages of development.  Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties.

In July 2017, Phase I (Dock 79) of the development known as RiverFront on the Anacostia in Washington, D.C., a 300,000 square foot residential apartment building developed by a joint venture between the Company and MRP SE Waterfront Residential, LLC (“MRP”), reached stabilization, meaning 90% of the individual apartments have been leased and are occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the value of the development at the time of stabilization. The attainment of stabilization also resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture as a new segment called RiverFront on the Anacostia.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Asset management	$7,578	7,323	22,057	21,824
Mining royalty lands	1,786	2,037	5,381	5,874
Land development and construction	323	416	931	936
RiverFront on the Anacostia	2,367	—	2,367	—
	12,054	9,776	30,736	28,634

Operating profit:
Before corporate expenses:
Asset management	$3,336	3,245	10,071	9,986
Mining royalty lands	1,667	1,915	4,993	5,504
Land development and construction	(390)	(196)	(1,168)	(3,359)
RiverFront on the Anacostia	(1,168)	—	(1,168)	—
Corporate expenses:
Allocated to asset management	(350)	(339)	(1,424)	(1,213)
Allocated to mining royalty lands	(30)	(49)	(124)	(176)
Allocated to land development and construction	(210)	(268)	(935)	(959)
Allocated to RiverFront on the Anacostia	(27)	—	(27)	—
	(617)	(656)	(2,510)	(2,348)
	$2,828	4,308	10,218	9,783

Interest expense:
Asset management	$374	273	993	1,080
RiverFront on the Anacostia	877	—	877	—
	$1,251	273	1,870	1,080

Depreciation, depletion and amortization:
Asset management	$2,090	2,071	6,112	5,891
Mining royalty lands	17	24	91	70
Land development and construction	98	65	263	194
RiverFront on the Anacostia	2,564	—	2,564	—
	$4,769	2,160	9,030	6,155
Capital expenditures:
Asset management	$1,273	10,276	6,061	11,510
Mining royalty lands	—	99	—	205
Land development and construction	2,852	4,210	6,203	5,300
RiverFront on the Anacostia	331	—	331	—
	$4,456	14,585	12,595	17,015

	September 30,	December 31,
Identifiable net assets	2017	2016

Asset management	$180,827	169,736
Mining royalty lands	38,744	39,259
Land development and construction	44,162	57,126
RiverFront on the Anacostia	146,718	—
Cash items	2,630	—
Unallocated corporate assets	3,011	439
	$416,092	266,560
10

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $352,000 and $362,000 for the three months ended September 30, 2017 and 2016, and $1,229,000 and $1,156,000 for the nine months ended September 30, 2017 and 2016, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

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

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	September 30,	December 31,
	2017	2016
Revolving credit (uncollateralized)	$6,440	6,665
5.6% to 7.9% mortgage notes
due in installments through 2027	30,792	34,080
RiverFront construction loan	60,881	—
RiverFront EB5 secondary financing	17,000	—
	115,113	40,745
Less portion due within one year	4,674	4,526
	$110,439	36,219

On January 30, 2015, the Company entered into a five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of September 30, 2017, there was $5,687,000 outstanding on the revolver, $2,266,000 outstanding under letters of credit and $12,047,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined which excludes FRP RiverFront. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of September 30, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $77.5 million combined. The Company was in compliance with all covenants as of September 30, 2017.

On July 24, 2015 the Company closed on a five year, $20 million secured revolver with First Tennessee Bank with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of September 30, 2017, there was $753,000 outstanding on the revolver and $19,247,000 available for borrowing. The Company expects to close on a second facility with First Tennessee Bank with a $20 million ten year term loan secured by to-be-determined collateral. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Effective July 1, 2017 the Company consolidated the assets (at current fair value), liabilities and operating results of our Riverfront Investment Partners I, LLC partnership (“Dock 79”) which was previously accounted for under the equity method. As such the full amount of our construction loan and secondary financing were recorded in the consolidated financial statements and described below. Both these financing sources are non-recourse to FRP.

Effective August 7, 2014, the Dock 79 obtained a commitment for a construction loan from a financial institution in the principal amount of $65,000,000 to fund certain development and construction costs of the Dock 79. The initial maturity date of the loan is the earlier of (i) August 7, 2018, or (ii) the date to which the loan is accelerated pursuant to certain terms as outlined in the agreement. Dock 79 has the option to extend the initial maturity date for one extension period of four years (Extension Term) upon the compliance with and satisfaction of certain conditions as defined in the agreement. The interest rate on the loan through the initial maturity date is based on the 2.35% over one month LIBOR and the interest rate during the Extension Term (if any) until the maturity date will be based on a fixed-interest rate swap or interest rate cap, as applicable, for the applicable LIBOR-based rate on the then applicable market terms. Accrued interest is payable in arrears on the first day of each calendar month and on the maturity date. The outstanding principal balance on all loans shall be due and payable in full on the maturity date. After maturity, accrued interest on all loans shall be payable on demand. The loan is secured by any real and personal property of Dock 79. The agreement contains certain conditions, affirmative financial covenants and negative covenants including the maintenance of a debt service ratio of not less than 1.25 to 1.00 during the Extension Term.

Effective August 7, 2014, Dock 79 partnership member EB5 Capital-Jobs Fund 8, L.P. made an initial capital contribution of $17 million in cash into an escrow account with a financial institution all of which have been used for construction. Associated with the $17 million cash contribution, EB5 is entitled to earn an investment return. The investment return requires the Dock 79 to pay interest monthly based on an annual rate of 4.95% for the first 5 years and 8% thereafter, on the balance remaining of the initial capital contributed. Dock 79 is required to repay or redeem EB5's membership interest for a purchase price equal to the sum of the balance of EB5's contribution account, plus any accrued by unpaid investment return sixty months after the initial capital contribution, unless extended for an additional twelve months in accordance with the agreement. Subsequent to the repayment of the investment return, EB5 will no longer be a partner in the Dock 79. Due to the mandatory redemption requirements associated with the EB5 financing arrangement, the related investment is classified as a liability on the balance sheets.

During the three months ended September 30, 2017 and September 30, 2016 the Company capitalized interest costs of $210,000 and $382,000, respectively. During the nine months ended September 30, 2017 and September 30, 2016 the Company capitalized interest costs of $812,000 and $864,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	10,004	9,865	9,967	9,860

Common shares issuable under
share based payment plans
which are potentially dilutive	62	43	68	42

Common shares used for diluted
earnings per common share	10,066	9,908	10,035	9,902

Net income attributable to the Company	$25,391	1,957	28,547	4,551

Basic earnings per common share:
Basic	$2.54	0.20	2.86	0.46
Diluted	$2.52	0.20	2.84	0.46

For the three and nine months ended September 30, 2017, 13,610 and 22,422 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2016, 42,040 and 72,090 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 569,917 at September 30, 2017.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock option grants	$33	31	143	94
Annual director stock award	—	—	445	412
	$33	31	588	506

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
January 1, 2017	236,385	$25.35	6.1	$2,440
Granted	4,555	$37.55		$75
Modification	—	$30.21		$(137)
Exercised	(84,630)	$25.13		$(783)
Outstanding at
September 30, 2017	156,310	$25.82	5.5	$1,595
Exercisable at
September 30, 2017	114,020	$23.83	4.7	$1,010
Vested during
nine months ended
September 30, 2017	26,839			$223

The aggregate intrinsic value of exercisable in-the-money options was $2,442,000 and the aggregate intrinsic value of outstanding in-the-money options was $3,037,000 based on the market closing price of $45.25 on September 29, 2017 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2017 was $343,000, which is expected to be recognized over a weighted-average period of 3.5 years.

Gains of $1,474,000 were realized by option holders during the nine months ended September 30, 2017. Patriot realized the tax benefits of $1,365,000 of these gains because these options were exercised by Patriot employees for options granted prior to the spin-off.

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

Preliminary testing on the site of the Company's four phase master development known as RiverFront on the Anacostia in Washington, D.C. indicated the presence of contaminated material that will have to be specially handled upon excavation in conjunction with construction. The Company agreed with our joint venture partner to bear the cost of handling the contaminated materials on the first phase of this development up to a cap of $1.871 million. As of September 30, 2016, the excavation and foundation work for Phase 1 were substantially complete and the total remediation expense was $1.833 million. During the quarter ending December 31, 2015, management successfully completed negotiations and entered into a $3,000,000 settlement of environmental claims on all four phases against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. The Company executed a letter of intent with MRP Realty in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement. The Company has no obligation to remediate this contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase. The Company's actual expense to address this issue may be materially higher or lower than the expense previously recorded depending upon the actual costs incurred.

(9) Concentrations.  One tenant accounts for 11% of the Company’s consolidated revenues during the quarter ended September 30, 2017.  The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 15.4% of the Company’s consolidated revenues during the nine months ended

September 30, 2017 and $106,769 of accounts receivable at September 30, 2017.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with First Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

As of September 30, 2017 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. Footnote 12 describes a remeasurement to fair value of certain assets at July 1, 2017. At September 30, 2017 and 2016, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2017, the carrying amount and fair value of such other long-term debt was $115,113,000 and $117,827,000, respectively. At December 31, 2016, the carrying amount and fair value of such other long-term debt was $40,745,000 and $43,747,000, respectively.

(11) Investments in Joint Ventures (Equity Method).

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the nine months ended September 30, 2017 includes a loss of $31,000 representing the Company’s portion of the loss of this joint venture.

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

Investments in Joint Ventures (in thousands):

The
Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership

As of September 30, 2017
RiverFront Holdings I, LLC (1)	—	—	—	$ (2,019)	$ (1,558)
Brooksville Quarry, LLC	50.00%	$ 7,487	$ 14,445	(62)	(31)
BC FRP Realty, LLC	50.00%	5,858	12,298	—	—
Total		$ 13,345	$ 26,743	$ (2,081)	$ (1,589)

As of December 31, 2016
RiverFront Holdings I, LLC	77.14%	$10,151	$90,420	$ (1,446)	$ (1,115)
Brooksville Quarry, LLC	50.00%	7,522	14,341	(8)	(4)
BC FRP Realty, LLC	50.00%	5,228	10,784	—	—
Total		$ 22,901	$ 115,545	$ (1,454)	$ (1,119)

(1)	The Company consolidated this joint venture effective July 1, 2017 (see Footnote 12).

Balance Sheet at December 31, 2016 (in thousands):

	As of December 31, 2016
	Riverfront	Brooksville	BC FRP
	Holdings I, LLC	Quarry, LLC	Realty, LLC	Total

Cash	$1,023	$18	$21	$1,062
Cash held in escrow	88	—	—	88
Investments in real estate, net	89,309	14,323	10,763	114,395
Total Assets	$90,420	$14,341	$10,784	$115,545

Other Liabilities	$6,348	$1	$47	$6,396
Long-term Debt	69,042	—	—	69,042
Capital – FRP	10,151	7,522	5,228	22,901
Capital - Third Parties	4,879	6,818	5,509	17,206
Total Liabilities and Capital	$90,420	$14,341	$10,784	$115,545

Income statements for the RiverFront Holdings I, LLC, prior to consolidation July 1, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental Revenue	$—	—	$3,053	127
Revenue – Reimbursements	—	127	33	—
Total Revenues	—	127	3,086	127
Cost of operations:
Depreciation and amortization	—	228	1,958	325
Operating expenses	—	405	1,096	621
Property taxes	—	41	459	41
Total cost of operations	—	674	3,513	987
Total operating profit	—	(547)	(427)	(860)
Interest expense	—	(280)	(1,592)	(280)
Net loss of the Partnership	$—	(827)	$(2,019)	(1,140)

The amount of consolidated accumulated deficit for these joint ventures was $(2,633,000) and $(1,667,000) as of September 30, 2017 and December 31, 2016 respectively.

(12) Consolidation of RiverFront Investment Partners I, LLC. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2 acres of the roughly 5.82 acre site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 77.14% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. The Joint Venture closed on $17,000,000 of EB5 secondary financing and a nonrecourse construction loan for $65,000,000 on August 8, 2014. Both these financing sources are non-recourse to FRP. At the time of these financings, RiverFront Holdings I, LLC. was formed as a parent to RiverFront Investment Partners I, LLC with EB5 as an equity partner in Riverfront Holdings I, LLC. Construction commenced in October 2014, first occupancy was in August 2016. As of September 30, 2017 96.4% of the units were leased. The Company’s equity interest in the joint venture was previously accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

In July 2017, Phase I (Dock 79) reached stabilization, meaning 90% of the individual apartments have been leased and are occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion election”.

The attainment of stabilization results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. In accordance with the terms of the Joint Venture agreements, the Company used the fair value amount at date of conversion and calculated an adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit sharing arrangement and is estimated at 66.0% on a prospective basis.

	As of July 1, 2017
	Riverfront	Gain on Remeasure-
	Holdings I, LLC	ment	Revised

Land	$7,220	$21,107	$28,327
Building and improvements, net	81,773	34,362	116,135
Value of leases in place	—	4,727	4,727
Cash	2,295	—	2,295
Cash held in escrow	171	—	171
Accounts receivable	40	—	40
Prepaid expenses	142	—	142
Total Assets	$91,641	$60,196	$151,837

Long-term Debt	$78,587	$—	$78,587
Amortizable debt costs	(852)	—	(852)
Other liabilities	905	—	905
Equity – FRP	8,583	39,727	48,310
Equity - MRP	4,418	20,469	24,887
Total Liabilities and Capital	$91,641	$60,196	$151,837

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion includes a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measure discussed is net operating income (NOI). The Company uses this metric to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measure” below in this quarterly report for a more detailed discussion, including reconciliations of this non-GAAP financial measure to its most directly comparable GAAP financial measure.

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

Potential REIT Conversion.

Whether through strategic acquisitions, organic growth, joint ventures, or putting our non-income producing land to work, our constant aim is to create and grow shareholder value. To that end, we have for some time explored the possibility of converting this company into a Real Estate Investment Trust (REIT), with the idea that this may be a more efficient structure given the nature of our business. In order to have the option to convert to a REIT, the Company has already elected to change from our previous fiscal year (ending September 30), to a fiscal year that follows the calendar year as is required of a REIT. This change went into effect January 1, 2017 and required one-time additional auditing expenses of $120,000 which were reflected in fiscal year 2017. Thus, this past quarter, and every quarter ended September 30 will now be the third quarter of our fiscal year. Finally, consistent with having the option to elect REIT status, we have contributed our mining reserves into a wholly owned subsidiary. Because the parent company still retains control of the land itself, the portion of the mining royalties’ income that is not attributable to the reserves, but instead more closely resembles ground rents, will be retained by the parent company and will qualify as “REIT-able” income. The subsidiary will receive only the income attributable to the reserves it now controls. This structure is intended to assure that we will meet the asset and income tests applicable to REITs. These preliminary steps will not have a material impact on our operations if the Company does not elect REIT status.

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

Asset Management segment – nine months ended	September 30, 2017	September 30, 2016
Revenues	$22,057,000	21,824,000
Net Operating Income (Cash Basis)	$16,715,000	16,554,000
Occupied square feet	3,637,236	3,486,681
Overall occupancy rate	91.3%	89.9%
Average YTD occupied square feet	3,529,911	3,383,261
Average YTD occupancy rate	89.4%	89.5%
Portfolio square feet	3,983,813	3,880,365
Retention Success rate	81%	64%

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

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional +/- 876,000 sf. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	20	286,500	Horizontal development completed. Ready for vertical permitting.
Windlass Run Business Park, MD	17.5 (50% Interest)	164,500 (50% Interest)	Company owns a 50% in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft.
Patriot Business Center, Manassas, VA	18	96,047	Building permit process ongoing for the remaining 96,047 s.f. Includes 12 acres storm water management.
Hollander 95 Business Park, MD	33	328,740	Horizontal development completed. Building permit process ongoing for 94,290 sf.
Total	88.5	875,787

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases II-IV	3.7	Phase II final design approval hearings ongoing.	$10,468,000
Hampstead Trade Center, MD	118	Residential conceptual design program ongoing.	$7,169,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$8,343,000
Total	126		$25,980,000

RIVERFRONT ON THE ANACOSTIA:

This property consists of 5.8 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 1.1M square feet of “mixed-use” development in four phases. In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. Lease up commenced in May 2016 and rent stabilization was achieved in the third quarter of 2017. The attainment of stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture and the property was transferred from the Land Development and Construction Segment to a new segment, RiverFront on the Anacostia. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses. The company and MRP Realty executed a letter of intent in May 2016 and a Contribution Agreement in February 2017 to develop Phase II but the joint venture is not yet formed. In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project. After formal publishing of the record and a 35 day appeal period we anticipate formal approval in the fourth quarter of this calendar year.

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

RiverFront on the Anacostia Segment.

In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. Lease up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion election”.

The attainment of stabilization also results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit sharing arrangement and is estimated at 66.0% on a prospective basis.

As of September 30, the residential units were 95.4% occupied and 96.4% leased, while retail units are 80.0% leased with just one space remaining.

Comparative Results of Operations for the Three months ended September 30, 2017 and 2016

Consolidated Results

	Three months ended
(dollars in thousands)	September 30,
	2017	2016	Change	%
Revenues:
Rental Revenue	$8,738	$6,259	$2,479	39.6%
Mining Royalty and rents	1,763	2,016	(253)	-12.5%
Revenue-Reimbursements	1,553	1,501	52	3.5%
Total Revenues	12,054	9,776	2,278	23.3%

Cost of operations:
Depreciation/Depletion/Amortization	4,769	2,160	2,609	120.8%
Operating Expenses	1,879	1,146	733	64.0%
Property Taxes	1,401	1,087	314	28.9%
Mgmt Co Allocation-In	560	419	141	33.7%
Corporate Expense	617	656	(39)	-5.9%
Total cost of operations	9,226	5,468	3,758	68.7%

Total operating profit	2,828	4,308	(1,480)	-34.4%

Interest Expense	(1,251)	(273)	(978)	358.2%
Equity in loss of joint ventures	(12)	(652)	640	-98.2%
Gain on remeasurement of investment in real estate partnership	60,196	—	60,196	0.0%
Loss on investment land sold	—	(148)	148	-100.0%

Income before income taxes	61,761	3,235	58,526	1809.1%
Provision for income taxes	16,577	1,278	15,299	1197.1%

Net income	45,184	1,957	43,227	2208.8%
Gain attributable to noncontrolling interest	19,793	—	19,793	0.0%
Net income attributable to the Company	$25,391	$1,957	$23,434	1197.4%

Net income for the third quarter of 2017 was $25,391,000 or $2.52 per share versus $1,957,000 or $.20 per share in the same period last year. The majority of this uptick in income is the result of a gain on remeasurement of investment of $60.2 million in its Dock 79 real estate partnership, which is included in Income from continuing operations before income taxes. As a result of the stabilization of Dock 79, the Company is now deemed for accounting purposes to have control of the partnership without the transfer of any consideration.  As such the non-taxable gain on remeasurement was calculated based on the difference between the carrying value and the fair value of all the assets and liabilities of the partnership. The gain included $4,727,000 related to the value of leases in place resulting in amortization expense of $1,326,000 for the quarter. The lease value is amortized over the life of the leases, 89% of that value is scheduled to be expensed by June 30, 2018. The gain included $34 million related to the building and improvements which will result in additional deprecation of $220,000 quarterly. The total gain related depreciation and amortization was $1,546,000 which explains the majority of the $1,480,000 reduction in operating profit compared to the same quarter last year. Total revenues were $12,054,000, up 23.3%, versus the same period last year, primarily because of the addition of rental revenues from Dock 79.

Asset Management Segment Results

Highlights of the Three Months ended September 30, 2017:

  Total revenue was up $255,000, or 3.5%

	Three Months Ended September 30
(dollars in thousands)	2017	%	2016	%	Change	%

Rental revenue	$6,174	81.5%	$5,977	81.6%	$197	3.3%
Revenue-reimbursements	1,404	18.5%	1,346	18.4%	58	4.3%

Total revenue	7,578	100.0%	7,323	100.0%	255	3.5%

Depreciation, depletion and amortization	2,090	27.6%	2,071	28.3%	19	.9%
Operating expenses	1,123	14.8%	1,102	15.0%	21	1.9%
Property taxes	792	10.5%	729	10.0%	63	8.6%
Management company indirect	237	3.1%	176	2.4%	61	34.7%
Corporate expense	350	4.6%	339	4.6%	11	3.2%

Cost of operations	4,592	60.6%	4,417	60.3%	175	4.0%

Operating profit	$2,986	39.4%	$2,906	39.7%	$80	2.8%

Total revenues in this segment were $7,578,000, up $255,000 or 3.5%, over the same period last year. Net Operating Income (NOI) in this segment for the third quarter declined slightly to $5,614,000, compared to $5,627,000 in the same period last year. Several factors caused revenue to increase while NOI remained stable. Revenues inclusive of reimbursables and unrealized rents have increased over the same period last year as a result of new buildings and increased occupancy. However, the uptick in reimbursable expenses increased revenue without increasing NOI, and the non-reimbursable expenses did nothing for revenue and adversely affected NOI. Additionally, cash-based NOI as calculated by the Company excludes unrealized rents which are the result of “straight-lining” rental revenue over the life of a lease, i.e. averaging the total rent of the lease over the term. Thus, though revenue as calculated by GAAP may be up because of new leases, cash-based NOI is not as positively affected because the actual rent paid by the tenant in the beginning of a lease is less than the GAAP-based straight-lined rent. We ended the third quarter with total occupied square feet of 3,637,236 versus 3,486,681 at the end of the same period last year, an increase of 4.3% or 150,555 square feet. Our overall occupancy rate was 91.3%.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended September 30, 2017:

  Mining Royalty and rents revenue were down $251,000, or 12.5%.

	Three Months Ended September 30
(dollars in thousands)	2017	%	2016	%

Mining Royalty and rents	$1,763	98.7%	2,014	98.9%
Revenue-reimbursements	23	1.3%	23	1.1%

Total revenue	1,786	100.0%	2,037	100.0%

Depreciation, depletion and amortization	17	.9%	24	1.2%
Operating expenses	43	2.4%	40	2.0%
Property taxes	59	3.3%	58	2.8%
Corporate expense	30	1.7%	49	2.4%

Cost of operations	149	8.3%	171	8.4%

Operating profit	$1,637	91.7%	$1,866	91.6%
24

Total revenues in this segment were $1,786,000, a decrease of 12%, versus $2,037,000 in the same period last year.  This drop is primarily due a $127,000 decrease in royalties at our Manassas, Va. quarry, a $47,000 decrease in royalties at our Newberry, Fl. location, a $29,000 decrease in royalties at our Keuka, Fl. location, a $23,000 decrease in royalties at our Tyrone, Ga. quarry, as well as a $41,000 decrease in royalties at our Lake Sand, Fl. location.  Royalties are down in Manassas because of a $107,000 downward adjustment in last year’s royalties that we recorded in September.  Royalties were down in Newberry because of lower volumes than the previous year.  2016 saw a 300,000 ton increase in production at Newberry over the previous year because operational issues in Argos’ cement plants in South Carolina and Alabama caused Newberry to increase production to absorb the volumes of those plants.  Those issues have been fixed and production at Newberry has returned to a level more in line with the growth rate of years prior to 2016.  The dip in royalties at Keuka, like at Newberry, is the result of a return to more normal volumes when compared to the previous year.  In 2016, several golf course construction projects led to increased golf sand production.  Those projects have been completed, and so 2017 golf sand shipments have been reflective of maintenance activities.  Thus Keuka has had lower volumes than the previous year.  Like last quarter, royalties were down in Tyrone compared to last year because of excessive rainfall. Finally, as stated the last several quarters, royalties have fallen off in Lake Sand as a consequence of Vulcan having fully depleted our proven reserves there.  Further capital expenditures would be required by our tenant to change their mining plan at Lake Sand and realize more than three million tons of possible reserves, which we do not anticipate any time soon.   Total operating profit in this segment was $1,637,000, a decrease of $229,000 versus $1,866,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Three Months ended September 30, 2017:

  The Company continues to work with MRP Realty to develop Phase II of the Riverfront on the Anacostia.

	Three Months ended September 30
(dollars in thousands)	2017	2016	Change

Rental revenue	$207	282	(75)
Royalty and rents	—	2	(2)
Revenue-reimbursements	116	132	(16)

Total revenue	323	416	(93)

Depreciation, depletion and amortization	98	65	33
Operating expenses	52	4	48
Property taxes	282	300	(18)
Management company indirect	281	243	38
Corporate expense	210	268	(58)

Cost of operations	923	880	43

Operating loss	$(600)	(464)	(136)

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	Our new spec building at Patriot Business Center was placed in service this past April and is currently 100% leased and occupied
•	In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project. After formal publishing of the record and a 35 day appeal period we anticipate formal approval by the end of the year
•	We are fully engaged in the formal process of seeking PUD entitlements for our 118 acre tract in Hampstead, Md
•	We made major progress this quarter in our joint venture with St. John Properties on what remained of our Windlass Run Business Park. The JV secured financing on a $17,580,000 construction and development loan and began construction on what will be a multi-building business park consisting of approximately 329,000 square feet of office and retail space.

Equity in loss of joint ventures was $12,000 because of the Brooksville Joint Venture.

RiverFront on the Anacostia Segment Results

Highlights of the Three Months ended September 30, 2017:

  Beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment. FRP’s share of prior period results are included in the line Equity in loss of joint ventures in the Company’s overall Consolidated Statements of Income.

	Three Months Ended September 30
(dollars in thousands)	2017	%	2016	%

Rental revenue	$2,357	99.6%	—	—%
Revenue-reimbursements	10	.4%	—	—%

Total revenue	2,367	100.0%	—	—%

Depreciation and amortization	2,564	108.3%	—	—%
Operating expenses	661	27.9%	—	—%
Property taxes	268	11.3%	—	—%
Management company indirect	42	1.8%	—
Corporate expense	27	1.2%	—	—%

Cost of operations	3,562	150.5%	—	—%

Operating profit	$(1,195)	-50.5%	$—	—%

In July 2017, Phase I (Dock 79) of the development known as RiverFront on the Anacostia in Washington, D.C., a 300,000 square foot residential apartment building developed by a joint venture between the Company and MRP, reached stabilization, meaning 90% of the individual apartments have been leased and are occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the value of the development at the time of stabilization. The attainment of stabilization also resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary.  As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment.

At the end of September, Dock 79 was 96.4% leased and 95.4% occupied. As the first “generation” of leases came up for renewal this quarter, the renewal rate of 53% is in line with expectations while the average rent increase of 3.89% is stronger than we budgeted.

Comparative Results of Operations for the Nine months ended September 30, 2017 and 2016

Consolidated Results

	Nine months ended
(dollars in thousands)	September 30,
	2017	2016	Change	%
Revenues:
Rental Revenue	$21,243	$18,430	$2,813	15.3%
Mining Royalty and rents	5,311	5,805	(494)	-8.5%
Revenue-Reimbursements	4,182	4,399	(217)	-4.9%
Total Revenues	30,736	28,634	2,102	7.3%

Cost of operations:
Depreciation/Depletion/Amortization	9,030	6,155	2,875	46.7%
Operating Expenses	3,882	3,651	231	6.4%
Environmental remediation expense	—	2,000	(2,000)	-100.0%
Property Taxes	3,592	3,357	235	7.0%
Mgmt Co Allocation-In	1,504	1,340	164	12.2%
Corporate Expense	2,510	2,348	162	6.9%
Total cost of operations	20,518	18.851	1,667	8.8%

Total operating profit	10,218	9,783	435	4.4%

Interest income and other	—	1	(1)	-100.0%
Interest Expense	(1,870)	(1,080)	(790)	73.1%
Equity in loss of joint ventures	(1,589)	(924)	(665)	72.0%
Gain on remeasurement of investments in real estate Partnership	60,196	—	60,196	0.0%
Loss on investment land sold	—	(257)	257	-100.0%

Income before income taxes	66,955	7,523	59,432	790.0%
Provision for income taxes	18,615	2,972	15,643	526.3%

Net income	48,340	4,551	43,789	962.2%
Gain attributable to noncontrolling interest	19,793	—	19,793	0.0%
Net income attributable to the Company	$28,547	$4,551	$23,996	527.3%

Net income for the first nine months of 2017 was $28,547,000 or $2.84 per share versus $4,551,000 or $.46 per share in the first nine months last year. The majority of this uptick in income is the result of a gain on remeasurement of investment of $60.2 million in its Dock 79 real estate partnership, which is included in Income from continuing operations before income taxes. As a result of the stabilization of Dock 79, the Company is now deemed for accounting purposes to have control of the partnership without the transfer of any consideration.  As such the non-taxable gain on remeasurement was calculated based on the difference between the carrying value and the fair value of all the assets and liabilities of the partnership. This increase in net income when compared to last year was also augmented by a prior year $2,000,000 remediation expense offset by a $665,000 increase this year in equity in loss of joint ventures, primarily as a result of expenses and depreciation during the lease up of Phase I (Dock 79) of RiverFront. Total revenues were $30,736,000, up 7.3%, versus the first nine months last year. Consolidated total operating profit was up 4.4%.

Asset Management Segment Results

Highlights of the Nine Months ended September 30, 2017:

  Rental revenue was up $398,000, or 2.2%

	Nine Months Ended September 30
(dollars in thousands)	2017	%	2016	%	Change	%

Rental revenue	$18,285	82.9%	$17,887	82.0%	$398	2.2%
Revenue-reimbursements	3,772	17.1%	3,937	18.0%	(165)	-4.2%

Total revenue	22,057	100.0%	21,824	100.0%	233	1.1%

Depreciation, depletion and amortization	6,112	27.7%	5,891	27.0%	221	3.8%
Operating expenses	2,941	13.3%	3,306	15.1%	(365)	-11.0%
Property taxes	2,317	10.5%	2,059	9.4%	258	12.5%
Management company indirect	616	2.8%	582	2.7%	34	5.8%
Corporate expense	1,424	6.5%	1,213	5.6%	211	17.4%

Cost of operations	13,410	60.8%	13,051	59.8%	359	2.8%

Operating profit	$8,647	39.2%	$8,773	40.2%	$(126)	-1.4%

Total revenues in this segment were $22,057,000, up $233,000 or 1.1%, over the first nine months last year. The increase in revenue is due to the addition of new buildings and increased total occupancy. Net Operating Income in this segment for the first nine months of 2017 was $16,715,000, compared to $16,555,000 in the first nine months of 2016, an increase of 1%.

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

Mining Royalty Lands Segment Results

Highlights of the Nine Months ended September 30, 2017:

  Mining Royalty and rents revenue were down $494,000, or 8.5%.

	Nine Months Ended September 30
(dollars in thousands)	2017	%	2016	%

Mining Royalty and rents	$5,311	98.7%	5,805	98.8%
Revenue-reimbursements	70	1.3%	69	1.2%

Total revenue	5,381	100.0%	5,874	100.0%

Depreciation, depletion and amortization	91	1.7%	70	1.2%
Operating expenses	121	2.2%	124	2.1%
Property taxes	176	3.3%	176	3.0%
Corporate expense	124	2.3%	176	3.0%

Cost of operations	512	9.5%	546	9.3%

Operating profit	$4,869	90.5%	$5,328	90.7%

Total revenues in this segment were $5,381,000, a decrease of 8.4%, versus $5,874,000 in the first nine months last year.  This drop is due to a $260,000 decrease in royalties at our Manassas, Va. location, a $154,000 decrease at our Tyrone, Ga. Location, a $127,000 decrease at our Newberry, Fl. location, a $101,000 decrease at our Keuka, Fl. location, and a $197,000 decrease in royalties at our Lake Sand, Fl. location.  Royalties are down in Manassas because of Vulcan’s mining a portion of the quarry not owned by the Company for two months in our second quarter as well as a $107,000 downward adjustment in last year’s royalties that we recorded in September.  Vulcan has returned to our portion of the quarry and will be mining there the remainder of the year.  Royalties were down in Tyrone compared to last year because of excessive rainfall the past two quarters.  Royalties were down in Newberry because of lower volumes than the previous year.  2016 saw a 300,000 ton increase in production at Newberry over the previous year because operational issues in Argos’ cement plants in South Carolina and Alabama caused Newberry to increase production to absorb the volumes of those plants.  Those issues have been fixed and production at Newberry has returned to a level more in line with the growth rate of years prior to 2016.  The dip in royalties at Keuka, like at Newberry, is the result of a return to more normal volumes when compared to the previous year.  In 2016, several golf course construction projects led to increased golf sand production.  Those projects were completed so as a result, 2017 golf sand shipments have been reflective of maintenance activities and thus Keuka has had lower volumes than the previous year.    As stated previously, royalties have fallen off in Lake Sand as a consequence of Vulcan having fully depleted our proven reserves there.  Further capital expenditures would be required by our tenant to change their mining plan at Lake Sand and realize more than three million tons of possible reserves, which we do not anticipate any time soon.  Total operating profit in this segment was $4,869,000, a decrease of $459,000 versus $5,328,000 in the first nine months last year.

Land Development and Construction Segment Results

Highlights of the Nine Months ended September 30, 2017:

  The Company continues to work with MRP Realty to develop Phase II of the Riverfront on the Anacostia.

	Nine Months ended September 30
(dollars in thousands)	2017	2016	Change

Rental revenue	$601	543	58
Revenue-reimbursements	330	393	(63)

Total revenue	931	936	(5)

Depreciation, depletion and amortization	263	194	69
Operating expenses	159	221	(62)
Environmental remediation expense	—	2,000	(2,000)
Property taxes	831	1,122	(291)
Management company indirect	846	758	88
Corporate expense	935	959	(24)

Cost of operations	3,034	5,254	(2,220)

Operating loss	$(2,103)	(4,318)	2,215

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	During the first quarter, we completed construction of the bulkhead at our 664E property on the Anacostia ahead of schedule and under budget.
•	Our new spec building at Patriot Business Center was placed in service this past April and is currently 100% leased and occupied
•	In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project. After formal publishing of the record and a 35 day appeal period we anticipate formal approval by the end of the year
•	We are fully engaged in the formal process of seeking PUD entitlements for our 118 acre tract in Hampstead, Md
•	We made major progress during the third quarter in our joint venture with St. John Properties on what remained of our Windlass Run Business Park. The JV secured financing on a $17,580,000 construction and development loan and began construction on what will be a multi-building business park consisting of approximately 329,000 square feet of office and retail space.

Because of operating losses and depreciation during the lease up of Dock 79, equity in loss of joint ventures was $1,589,000 (including a loss of $31,000 in the Brooksville Joint Venture).

RiverFront on the Anacostia Segment Results

Highlights of the Nine Months ended September 30, 2017:

  Beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment. FRP’s share of prior period results are included in the line Equity in loss of joint ventures in the Company’s overall Consolidated Statements of Income.

	Nine Months Ended September 30
(dollars in thousands)	2017	%	2016	%

Rental revenue	$2,357	99.6%	—	—%
Revenue-reimbursements	10	.4%	—	—%

Total revenue	2,367	100.0%	—	—%

Depreciation and amortization	2,564	108.3%	—	—%
Operating expenses	661	27.9%	—	—%
Property taxes	268	11.3%	—	—%
Management company indirect	42	1.8%	—
Corporate expense	27	1.2%	—	—%

Cost of operations	3,562	150.4%	—	—%

Operating profit	$(1,195)	-50.4%	$—	—%

In July 2017, Phase I (Dock 79) of the development known as RiverFront on the Anacostia in Washington, D.C., a 300,000 square foot residential apartment building developed by a joint venture between the Company and MRP, reached stabilization, meaning 90% of the individual apartments have been leased and are occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the value of the development at the time of stabilization. The attainment of stabilization also resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary.  As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment.

At the end of September, Dock 79 was 96.42% leased and 95.4% occupied. As the first “generation” of lease came up for renewal this quarter, the renewal rate of 53% is in line with expectations while the average rent increase of 3.89% is stronger than we budgeted.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2017, we had $5,687,000 borrowed under our $20 million Wells Fargo revolver, $2,266,000 outstanding under letters of credit and $12,047,000 available to borrow under the revolver. The Company closed on a $20 million secured revolver with First Tennessee Bank on July 24, 2015 and as of September 30, 2017, we had $753,000 borrowed and $19,247,000 available to borrow under the revolver. First Tennessee has also committed to provide an additional $20 million of secured financing to the Company on a ten year term loan amortizing on a twenty five (25) year basis. We expect to close on this second loan with First Tennessee during 2017.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended September 30,
	2017	2016
Total cash provided by (used for):
Operating activities	$15,321	13,662
Investing activities	(10,920)	(14,409)
Financing activities	(1,771)	747
Increase in cash and cash equivalents	$2,630	—

Outstanding debt at the beginning of the period	$40,745	42,099
Outstanding debt at the end of the period	$115,113	37,081

Operating Activities - Net cash provided by operating activities increased $1,659,000 to $15,321,000 for the nine months ended September 30, 2017. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment less gain on remeasurement decreased $13,734,000 versus the same period last year due to the net income in noncontrolling interest offset by the gain on remeasurement of real estate partnership upon consolidation of the assets (at current fair value), liabilities and operating results of the RiverFront joint venture . These changes are described above under “Comparative Results of Operations”. Equity in the loss of joint ventures was $1,589,000 in the first nine months of 2017 primarily as a result of expenses and depreciation during the lease up of Dock 79. Deferred income tax liabilities increased by $19,620,000 primarily due to consolidation of the assets (at current fair value), liabilities and operating results of the RiverFront joint venture. Income tax receivable was $1,852,000 at September 30, 2017 compared to income tax payable of $887,000 at December 31, 2016 resulting in a negative impact to net cash provided by operating activities of $2,739,000 primarily due to the bonus depreciation on Dock 79.

Investing Activities - For the nine months ended September 30, 2017, cash required by investing activities decreased $3,489,000 to $10,920,000.

Financing Activities – For the nine months ended September 30, 2017, cash required by financing activities was $1,771,000 versus cash provided by financing activities of $747,000 in 2016 primarily due to lower borrowing on the revolver offset by higher exercises of employee stock options.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of September 30, 2017, there was $5,687,000 outstanding on the revolver and $2,266,000 outstanding under letters of credit and $12,047,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of September 30, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $77.5 million combined. The Company was in compliance with all covenants as of September 30, 2017.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of September 30, 2017, there was $753,000 outstanding on the revolver and $19,247,000 available for borrowing. The second facility is a $20 million ten year term loan secured by to-be-determined collateral. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. During the nine months ended September 30, 2017 the Company repurchased 2,000 shares of stock. As of September 30, 2017, $4,883,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its 2017 capital expenditures to include approximately $19,165,000 for real estate development and acquisitions, of which $12,595,000 has been expended to date, which will be funded mostly out of cash generation from operations and property sales or partly from borrowings under our credit facilities.

REIT Conversion – Due to the pending tax reform proposals now in Congress, we have decided to defer the REIT election decision until 2018. If we elect REIT status, we would be required to distribute to our shareholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Since we will not elect REIT status for the 2017 calendar year, we would not expect to commence paying regular distributions until 2019 at the earliest. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through taxable REIT subsidiaries and other factors that our Board of Directors may deem relevant.

We currently operate as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation. If we elect REIT status for the year ending December 31, 2018, we would issue a special distribution to our shareholders of accumulated earnings and profits on or prior to December 31, 2018 (the “E&P Distribution”). The E&P Distribution would be taxable to our shareholders. We have not yet determined the amount of our accumulated earnings and profits. We anticipate that the E&P Distribution would be made in the form of 75% FRP common stock and 25% cash, although no decision has been made as to the composition of any E&P Distribution. The timing of the planned E&P Distribution, which may or may not occur, may be affected by potential changes in tax law, the completion of various phases of the REIT conversion process and other factors beyond our control.

Summary and Outlook. This past quarter was a momentous one across all of our segments. Thanks to the amazing efforts of our Baltimore office, Asset Management increased occupancy from 86.8% at the end of June to our present occupancy of 91.3%, a remarkable 4.5% increase in the span of three months. After twenty years of work by Florida Rock Industries and Vulcan Materials to get our Ft. Myers property fully entitled, Mining Royalties saw the first tons extracted from that quarry. Though production this past quarter was offset by prepaid royalties, going forward, Vulcan’s ability finally to realize the 16,000,000 tons of reserves at this site should positively impact revenue and income as it creates an opportunity to collect more than the minimums from this location. Land Development and Construction got the latest building at Patriot fully leased and occupied way ahead of schedule, secured financing for our joint venture with St. John properties, and began construction on the project as well. The ability of this segment to turn vacant land into income production is essential for the growth of the Company. Finally, and perhaps most importantly, this past quarter saw the stabilization and our subsequent consolidation of Dock 79 as the joint venture achieved occupancy greater than 90%. That this consolidation happened ahead of schedule and with stronger rents than expected or budgeted is a testament to the efforts of our partner and the high quality of the asset.

During the remainder of this year, we expect to find permanent financing for Dock 79 and continue pre-development activities for Phase II with the expectation that we will break ground in the last quarter of this year or the first quarter of 2018. Finally, we have for some time been debating the merits of converting this company into a REIT. Given the White House’s stated intention to overhaul our federal tax code, and because a change in the corporate income tax rate would mitigate many of the advantages of becoming a REIT, we are delaying our decision to elect REIT status until it is clear either way whether there will be meaningful change in the corporate income tax rate.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measure included in this quarterly report is net operating income (NOI). FRP uses this non-GAAP financial measure to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Net Operating Income Reconciliation
Three months ended 09/30/17 (in thousands)
	Asset	Land	RiverFront	Mining	FRP
	Management	Development	Anacostia	Royalties	Holdings
	Segment	Segment	Segment	Segment	Totals
Income from continuing operations	1,581	580	42,040	983	45,184
Income Tax Allocation	1,031	378	14,526	642	16,577
Income from continuing operations before income taxes	2,612	958	56,566	1,625	61,761

Less:
Gain on remeasurement of investment in real estate partnership	—	—	60,196
Equity in Joint Venture	—	1,558	—
Lease intangible rents	1	—	—
Unrealized rents	48	—	50
Plus:
Equity in loss of Joint Venture	—	—	1,558
Interest Expense	374	—	877
Depreciation/Amortization	2,090	98	2,564
Management Co. Indirect	237	281	42
Allocated Corporate Expenses	350	210	27

Net Operating Income (loss)	5,614	(11)	1,388

Net Operating Income Reconciliation
Three months ended 09/30/16 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals
Income (loss) from continuing operations	1,592	(758)	1,123	1,957
Income Tax Allocation	1,039	(495)	734	1,278
Inc. (loss) from continuing operations before income taxes	2,631	(1,253)	1,857	3,235

Less:
Lease intangible rents	4	—
Plus:
Unrealized rents	139	—
Equity in loss of Joint Venture	—	642
Loss on investment land sold	1	148
Interest Expense	274	—
Depreciation/Amortization	2,071	65
Management Co. Indirect	176	243
Allocated Corporate Expenses	339	267

Net Operating Income	5,627	112

Net Operating Income Reconciliation
Nine months ended 09/30/17 (in thousands)
	Asset	Land	RiverFront	Mining	FRP
	Management	Development	Anacostia	Royalties	Holdings
	Segment	Segment	Segment	Segment	Totals
Income (loss) from continuing operations	4,645	(1,280)	42,040	2,935	48,340
Income Tax Allocation	3,009	(823)	14,526	1,903	18,615
Inc. (loss) from continuing operations before income taxes	7,654	(2,103)	56,566	4,838	66,955

Less:
Gain on remeasurement of investment in real estate partnership	—	—	60,196
Lease intangible rents	5	—	—
Unrealized rents	79	—	50
Plus:
Unrealized rents	—	—	—
Equity in loss of Joint Venture	—	—	1,558
Interest Expense	993	—	877
Depreciation/Amortization	6,112	263	2,564
Management Co. Indirect	616	846	42
Allocated Corporate Expenses	1,424	935	27

Net Operating Income (loss)	16,715	(59)	1,388

Net Operating Income Reconciliation
Nine months ended 09/30/16 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals
Income (loss) from continuing operations	4,654	(3,316)	3,213	4,551
Income Tax Allocation	3,038	(2,165)	2,099	2,972
Inc. (loss) from continuing operations before income taxes	7,692	(5,481)	5,312	7,523

Less:
Lease intangible rents	13	—
Other income	—	1
Plus:
Unrealized rents	109	—
Equity in loss of Joint Venture	—	893
Loss on investment land sold	1	271
Interest Expense	1,080	—
Depreciation/Amortization	5,891	194
Management Co. Indirect	582	758
Allocated Corporate Expenses	1,213	959

Net Operating Income (loss)	16,555	(2,407)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable spread for borrowings at September 30, 2017 was 1.4% over libor. The applicable spread for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing spread above libor at September 30, 2017 with First Tennessee Bank was 1.9%.

At September 30, 2017 a 1% increase in the current per annum interest rate would result in $56,872 of additional interest expense during the next 12 months under the Wells Fargo Credit Agreement. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of September 30, 2017. The calculation, therefore, does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, which we may take in response to any rate increase.

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

As of September 30, 2017, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1
Through
July 31	—	$—	—	$4,883,000

August 1
Through
August 31	—	$—	—	$4,883,000

September 1
Through
September 30	—	$—	—	$4,883,000

Total	—	$—	—

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

FRP Holdings, Inc.

Date: November 8, 2017	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
37

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

EXHIBIT INDEX

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, filed herewith.
(31)(a)	Certification of John D. Baker II.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

