Form 10-K
period 2017-12-31
FRP HOLDINGS, INC.
filed 2018-03-16
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s stock outstanding as of March 16, 2018 was 10,014,667. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2017, the last day of business of our most recently completed second fiscal quarter, was $381,419,706. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2017 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than March 31, 2018 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in the report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to; levels of construction activity in the markets served by our mining properties, demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area, demand for apartments in Washington D.C., our ability to obtain zoning and entitlements necessary for property development, the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt, general real estate investment and development risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, environmental liabilities, inflation risks, cyber security risks, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our Business. FRP Holdings, Inc. (the “Company”) is a holding company engaged in various real estate businesses. The segments of the Company include: (i) leasing and management of warehouse and office buildings owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for warehouse and office buildings (the “Land Development and Construction Segment”) and (iv) leasing and management of a residential apartment building (the “RiverFront on the Anacostia Segment”).

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

The RiverFront on the Anacostia segment owns, leases and manages a 305 unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space.

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

Customers. Primarily due to our preferred mid-sized (75,000-150,000 square feet) warehouse buildings, the Asset Management Segment mainly caters to local and regional tenants (versus larger national tenants). We do not have any material dependence on a particular industry for our tenants in this segment. With the completion and occupancy of three build to suits for VADATA at Patriot Business Park this particular tenant accounted for 10% of the Company’s consolidated revenues during fiscal 2017. In the Mining Royalty Lands segment, we have a total of four tenants currently leasing our mining locations and one particular tenant (Vulcan Materials Company) accounted for 13.6% of the Company’s consolidated revenues in fiscal 2017. An event affecting either VADATA’s or Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant warehouse rental properties. Our hands on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 12 to the consolidated financial statements included in the accompanying 2017 Annual Report to Shareholders, which is incorporated herein by reference.

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

Employees. The Company employed 19 people in its real estate group at December 31, 2017.

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

Risks Relating to our Business

Since the Spin-off of Patriot, FRP has shared executives with Patriot so those executives do not devote their full time and attention to the Company.

Under the terms of the now amended Transition Services Agreement between FRP and Patriot, Patriot now provides the services of only two of its executive officers to FRP. John D. Milton, Jr., Chief Financial Officer serves as General Counsel for Patriot and John D. Klopfenstein, Controller and Chief Accounting Officer, serves in the same capacity with FRP under the Transition Services Agreement. John D. Klopfenstein spends approximately 50% of his time working for FRP pursuant to the terms of the Transition Services Agreement and both companies share in 50% of the costs (including overhead); John D. Milton, Jr. spends about 25% of his time working for Patriot and 75% of his time for FRP and his costs (including overhead) are shared in these proportions. FRP could be adversely impacted by lack of the full-time focus of these executives during the term of the Transition Services Agreement. In addition, these executives may face conflicts of interest, or the appearance thereof, if there is a dispute under the agreements between Patriot and FRP or a future business transaction.

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

During the quarter ending December 31, 2015, management successfully completed negotiations and entered into a $3.0 million settlement of environmental claims on all four phases against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties.

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

When a lease expires, a tenant may elect not to renew it. If that occurs, we may not be able to lease the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and concessions to tenants) may be less favorable than the prior lease. If we are unable to lease all or substantially all of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures may be adversely affected. As of December 31, 2017, leases of our properties representing approximately 22%, 10.2%, and 11.6% of the total square footage of buildings completed prior to December 31, 2017 are scheduled to expire in years 2018, 2019 and 2020, respectively.

We may be unable to lease currently vacant properties.

As of December 31, 2017, 6.9% of our properties are vacant. If we are unable to obtain leases sufficient to cover carrying costs then our cash flows may be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.

We have 19 buildings in our portfolio that are single-tenant leased, representing 49% of developed property rentals under long-term leases. We have 9 other tenants with leases in excess of five years. Should tenants default on their obligations, our cash flow would be adversely affected and we may not be able to find another tenant to occupy the space under similar terms or may have to make expenditures to retrofit or divide the space. Additionally, we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants become a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with the Company. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that may be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rent payments could adversely affect our cash flow.

A decline in the economic conditions in Baltimore, Washington, D.C. and Northern Virginia markets could adversely affect our business.

Nearly all of our office, warehouse and apartment properties are located in the Baltimore, Washington, D.C. and Northern Virginia areas. As a result of our geographic concentration, we depend upon the local conditions in these markets, including local real estate conditions. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets could adversely affect our operation. We cannot be sure that these markets will continue to grow or will continue to provide favorable demand for our office and warehouse spaces.

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
7

•	Our debt agreements have yield maintenance requirements that result in a penalty if we prepay loans.

As of December 31, 2017, we had outstanding non-recourse mortgage indebtedness of $118,317,000, secured by developed real estate properties having a carrying value of $186,881,000.

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

As of December 31, 2017, our Chief Executive Officer, John D. Baker, II beneficially owned approximately 13.7% of the outstanding shares of our common stock (80.9% of such shares are held in trust under which voting power is shared with other family members) and certain of his family members beneficially own an additional 18.6% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

Provisions in our articles of incorporation and bylaws and certain provisions of Florida law could delay or prevent a change in control of FRP.

The existence of some provisions of our articles of incorporation and bylaws and Florida law could discourage, delay or prevent a change in control of FRP that a shareholder may consider favorable. These include provisions:

  providing that directors may be removed by our shareholders only for cause;

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) over 20,000 acres of land in Florida, Georgia, Maryland, Virginia, Delaware and the District of Columbia. This land is generally held by the Company in four distinct segments (i) Asset Management Segment (land owned and operated as income producing rental properties in the form of warehouse/office buildings), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Land Development and Construction Segment (land owned and held for investment to be further developed for future income production or sales to third parties), and (iv) RiverFront on the Anacostia Segment (a 305 unit apartment building with retail on the first floor).

Asset Management Segment. As of December 31, 2017, the Asset Management Segment owned 43 warehouse/office buildings, totaling 3,983,813 square feet, all of which (with the exception of one building) are in the Mid-Atlantic region of the United States as follows:

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

13) Patriot Business Park in Prince William County, Virginia consists of four warehouse/office buildings totaling 476,448 square feet.

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

Mining Royalty Lands Segment – Mining Properties. The following table summarizes the Company's mining royalty lands and estimated reserves at December 31, 2017 a substantial portion of which are leased to Vulcan Materials.

Tons of
	Tons Sold	Tons Sold	Tons Sold	Estimated
	in Year	in Three	in Year	Reserves
	Ended	Months Ended	Ended	at
	9/30/2016	12/31/2016	12/31/2017	12/31/2017
	(000’s)	(000’s)	(000’s)	(000’s)
The Company owns ten locations
currently being mined in Grandin,
Ft. Myers, Keuka, Newberry,
and Astatula, Florida; Columbus,
Macon, and Tyrone, Georgia;
and Manassas, Virginia comprising approximately 12,742 acres.	6,112	1,755	5,934	454,130

The Company owns four locations that
are leased for mining but are not currently
being mined in Marion County and two in
Lake County, Florida and Forest Park Georgia comprising approximately 2,452 acres	426	0	0	73,368

This table excludes the Brooksville, Florida property, approximately 4,280 acres, as it was transferred on October 4, 2006 to a joint venture with Vulcan Materials Company (“Vulcan Materials” or “Vulcan”) for future development.

In May, 2014 the Company entered into an amendment to our lease agreement for our Ft. Myers location requiring that the mining be accelerated and that the mining plan be conformed to accommodate the future construction of up to 105 residential dwelling units around the mined lakes. In return, the Company agreed to sell Lee County a right of way for a connector road that would benefit the residential area on our property and to place a conservation easement on part of the property. In April 2017, Lee County issued a Mine Operating Permit that permits mining activity to take place on land owned by the Company in Ft. Myers. This action fully entitled the property and allowed Vulcan to begin production. Mining commenced in September 2017.

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa. The county should issue the mining permit during the third quarter of 2018. After an environmental survey and completing the work necessary to prepare this site to become an active sand mine, Cemex expects to begin mining by the end of 2019.

Mining Royalty Lands Segment - Brooksville Joint Venture. On October 4, 2006, a subsidiary of the Company (Florida Rock Properties, Inc.) entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. The Master Plan zoning for the Project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville location. In fiscal 2017 and the transition period, 352,000 and 98,000 tons were sold, respectively, and estimated reserves were 5,248,000 as of December 31, 2017. During 2017, the Company agreed to extend the mining lease on this property for an additional ten years, through the year 2032, in exchange for a requirement to increase production 100,000 tons by December 31, 2023.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 1,923 acres of investment properties in Gulf Hammock (approximately 1,600 acres currently on the market for $4.0 million), Brooksville, Palatka, and Polk County, Florida and Yatesville and Henderson, Georgia.

Land Development and Construction Segment – Warehouse/Office Land.

At December 31, 2017 this segment owned the following future development parcels:

1)	20 acres of horizontally developed land available for future construction of an additional 286,500 square feet of warehouse/office product at Lakeside Business Park in Harford County, Maryland.

2)	17.5 acres of horizontally developed land available for future construction of 164,500 square feet of office buildings representing our 50% interest in a joint venture at Windlass Run Business Park in Baltimore County, Maryland.

3)	18 acres of horizontally developed land available for future construction of 96,047 square feet of warehouse/office product at Patriot Business Park in Prince William County, Virginia.

4)	33 acres of horizontally developed land available for future construction of 328,740 square feet of warehouse, office, hotel and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

Land Development and Construction Segment – Land Held for Investment or Sale.

1)	The RiverFront on the Anacostia property is a 5.8 acre parcel of real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. The approved planned unit development permits the Company to develop a four building, mixed use project, containing approximately 545,800 square feet of office and retail uses and approximately 569,600 square feet of residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first building was completed through a joint venture and became our fourth segment in July 2017.

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

2)	The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 118 acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use. In the fourth quarter of fiscal 2016, the Company received approval from the Town of Hampstead and has rezoned the property for residential use. Management believes this to be a higher and best use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this 118 acre tract.

3)	The Square 664E property is approximately 2 acres and sits on the Anacostia River at the base of South Capitol Street approximately 1 mile down river from our RiverFront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five
12

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

Item 3. LEGAL PROCEEDINGS.

Note 14 to the consolidated financial statements included in the accompanying 2017 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 382 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2017. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 7 of the Company's 2017 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 6 to the consolidated financial statements included in the accompanying 2017 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October 31	—	$—	—	$4,883,000

November 1
Through
November 30	—	$—	—	$4,883,000

December 1
Through
December 31	—	$—	—	$4,883,000

Total	—	$—	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2017 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 8 through 18 of the Company’s 2017 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2017 was 1.4%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing margin at December 31, 2017 with First Tennessee Bank was 1.9%.

The Company did not have any variable rate debt outstanding at December 31, 2017, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table provides information about the Company’s long-term debt and variable rate debt outstanding at December 31, 2017 (dollars in thousands):

						There		Fair
Liabilities:	2018	2019	2020	2021	2022	after	Total	Value

Scheduled
maturities of
long-term debt:

Fixed Rate	$4,463	$3,908	$3,701	$3,456	$4,177	$98,612	$118,317	$122,271
Average interest rate	4.5%	4.5%	4.4%	4.4%	4.3%	4.2%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 19 through 33 of the Company's 2017 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions “Board of Directors and Corporate Governance- Our Board of Directors,” “Board of Directors and Corporate Governance- Board Leadership,” “Board of Directors and Corporate Governance- Board Committees,” “Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation Discussion and Analysis” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2018.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.frpholdings.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions “Securities Ownership” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2018.

Equity Compensation Plan Information

			Number of Securities
			remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	174,510	$28.70	544,217

Equity compensation plans
not approved by security holders	0	0	0

Total	174,510	$28.70	544,217

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions” and “Board of Directors and Corporate Governance- Director Independence” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2018.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2018.

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

FRP Holdings, Inc.

Date: March 16, 2018	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2018.

/s/ John D. Baker II John D. Baker II Executive Chairman and Chief Executive Officer	/s/ Charles E. Commander III Charles E. Commander III Director
(Principal Executive Officer)

/s/ John D. Milton, Jr. John D. Milton, Jr. Executive Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Financial Officer)	/s/ H. W. Shad III H. W. Shad III Director

/s/ John D. Klopfenstein John D. Klopfenstein Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr. Director

/s/ William H. Walton William H. Walton Director

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

EXHIBIT INDEX

Item	15(a)(3)

2.1	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2015.
3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Third Amended and Restated Bylaws of FRP Holdings, Inc., adopted February 3, 2016, incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on February 5, 2016.
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated by reference to Exhibit 3.1 of this Form 10-K.
10.1	Tax Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2015.
10.2	Employee Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2015.
10.3	Transition Services Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 3, 2015.
10.4	Credit Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Wells Fargo Bank, N.A., incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2015.
10.5	Loan Agreement, dated July 24, 2015 by and among FRP Development Corp., FRP Manassas and First Tennessee Bank National Association, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on December 11, 2015.
10.6	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.7	Summary of Management Incentive Compensation Plans, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.8	Management Security Agreements between the Company and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.9	FRP Holdings, Inc. 2000 Stock Option Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 15, 1999. File No. 33-26115.
10.10	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005. File No. 33-26115.
10.11	Joint Venture Agreement between Florida Rock Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 33-26115.
10.12	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.13	Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
21

10.14

Limited Liability Company Agreement of RiverFront Investment Partners I LLC. Between FRP RiverFront I LLC and MRP SE Waterfront Residential LLC. incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2013. File No. 33-26115.

10.15	Loan agreement, dated November 17, 2017 between Riverfront Holdings I, LLC and EagleBank, filed herein.
13.1	The Company's 2017 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2017 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
14.1

Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.

21.1	Subsidiaries of Registrant at December 31, 2017: Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); FRP Maryland, Inc. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); ; Oz LLC(a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company); FRP 10820 Gilroy Road LLC (a Maryland limited liability company); FRP Transit Business Park (a Maryland limited liability company); FRP Kelso LLC (a Maryland limited liability company); FRP Oregon Avenue LLC (a Maryland limited liability company); FRP Preston Court LLC (a Maryland limited liability company); FRP Port Capital LLC (a Maryland limited liability company); Brooksville Quarry, LLC (a Florida limited liability company, 50% owned by the Company); Lake Louisa, LLC (a Florida limited liability company); FRP Riverfront I, LLC (a Delaware limited liability company); Riverfront Investment Partners I, LLC (a Delaware limited liability company, 77.14% owned by the company); Hillside Business Park Property Owners Association, Inc. (a Maryland corporation); Lakeside Business Park Property Owners Association, Inc. (a Maryland limited liability company) FRP Riverfront I, LLC (a Delaware limited liability company).
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 24 of this Form 10-K.
31.1	Certification of John D. Baker II.
31.2	Certification of John D. Milton, Jr.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information Statement of Patriot Transportation Holding, Inc., dated January 12, 2015, incorporated by reference to the Company’s Form 8-K filed on January 13, 2015.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2017, December 31, 2016
and September 30, 2016	20	(a)

For the years ended December 31, 2017, September 30, 2016 and 2015, and three months ended December 31, 2016:
Consolidated statements of income	19	(a)
Consolidated statements of comprehensive income	19	(a)
Consolidated statements of cash flows	21	(a)
Consolidated statements of shareholders' equity	22	(a)

Notes to consolidated financial statements	23-33	(a)

Reports of Independent Registered Certified Public
Accounting Firm	34-35	(a)

Selected quarterly financial data (unaudited)	7	(a)

Consent of Independent Registered Certified Public
Accounting Firm	24	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedule	24	(b)

Consolidated Financial Statement Schedule:

III - Real estate and accumulated depreciation and
Depletion	25-26	(b)

(a) Refers to the page number in the Company's 2017 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

FRP Holdings, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-55132, 333-125099, and 333-131475) of FRP Holdings, Inc. of our reports dated March 16, 2018, relating to the consolidated financial statements and the effectiveness of FRP Holdings, Inc.’s internal control over financial reporting which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated March 16, 2018 relating to the financial statement schedule, which appears in this Form 10-K.

Respectfully submitted,

Hancock Askew & Co., LLP

Savannah, Georgia

March 16, 2018

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

FRP Holdings, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 16, 2018 appearing in the 2017 Annual Report to Shareholders of FRP Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Respectfully submitted,

Hancock Askew & Co., LLP

Savannah, Georgia

March 16, 2018

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND

DEPLETION (dollars in thousands)

DECEMBER 31, 2017

County	Encumb- rances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at end of period (a)	Accumulated Depreciation & Depletion	Year Of Constr- uction	Date Acquired	Depreciation Life Computed on:
Mining Royalty Lands
Alachua, FL		$1,442	$0	$1,442	$166	n/a	4/86	unit
Clayton, GA		369	0	369	5	n/a	4/86	unit
Fayette, GA		685	200	885	83	n/a	4/86	unit
Lake, FL		402	0	402	158	n/a	4/86	unit
Lake, FL		1,083	0	1,083	986	n/a	4/86	unit
Lake Louisa, FL		11,039	0	11,039	0	n/a	5/12	unit
Lee, FL		4,690	13	4,703	11	n/a	4/86	unit
Monroe, GA		792	0	792	292	n/a	4/86	unit
Muscogee, GA		369	(45)	324	324	n/a	4/86	unit
Prince William, VA		298	0	298	298	n/a	4/86	unit
Putnam, FL		15,002	37	15,039	4,618	n/a	4/86	Unit
Putnam, FL		302	(2)	300	283	n/a	4/86	5 yr.
Spalding, GA		20	0	20	0	n/a	4/86	n/a
Marion, FL		1,180	4	1,184	599	n/a	4/86	Unit
Investment Property		1,629	(101)	1,528	697	n/a	4/86	n/a
	0	39,302	106	39,408	8,520
Asset Management Properties
Baltimore, MD	1,551	439	4,814	5,253	3,032	1990	10/89	39 yr.
Baltimore, MD	3,004	950	7,727	8,677	5,136	1994	12/91	39 yr.
Baltimore, MD	720	690	3,355	4,045	1,648	2000	07/99	39 yr.
Baltimore, MD	0	1,435	4,259	5,694	1,304	2008	12/02	39 yr.
Baltimore, MD	0	4,309	310	4,619	423	1999	06/14	39 yr.
Baltimore, MD	0	8,412	1,026	9,438	351	1967	06/16	39 yr.
Baltimore City, MD	4,305	6,094	12,790	18,884	1,708	2016	12/10	39 yr.
Baltimore City, MD	0	7,442	2,051	9,493	1,522	1990	6/13	39 yr.
Duval, FL	0	2,416	541	2,957	2,797	n/a	4/86	25 yr.
Harford, MD	145	31	3,830	3,861	2,288	1998	8/95	39 yr.
Harford, MD	873	50	5,709	5,759	2,745	1999	8/95	39 yr.
Harford, MD	2,093	85	7,187	7,272	3,876	2001	8/95	39 yr.
Harford, MD	1,809	88	10,167	10,255	4,668	2007	8/95	39 yr.
Harford, MD	1,191	155	13,048	13,203	4,880	2009	8/95	39 yr.
Howard, MD	0	2,859	5,513	8,372	4,627	1996	9/88	39 yr.
Howard, MD	651	2,473	1,043	3,516	1,577	2000	3/00	39 yr.
Elkridge, MD	0	8,920	63	8,983	844	1974	10/16	39 yr.
Anne Arundel, MD	7,473	715	9,515	10,230	6,220	1989	9/88	39 yr.
Anne Arundel, MD	3,486	950	14,285	15,235	5,707	2003	5/98	39 yr.
Anne Arundel, MD	0	1,525	10,800	12,325	4,143	2005	8/04	39 yr.
Anne Arundel, MD	3,097	737	5,440	6,177	2,137	2006	1/03	39 yr.
Anne Arundel, MD	0	666	10,642	11,308	3,273	2012	7/07	39 yr.
Norfolk, VA	0	7,512	40	7,552	2,946	2004	10/04	39 yr.
Prince William, VA	0	10,442	39,553	49,995	4,176	2017	12/05	39 yr.
Newcastle Co., DE	0	11,559	3,657	15,216	5,285	2004	4/04	39 yr.
	30,398	80,954	177,365	258,319	77,313
Land Development and Construction Properties
Carroll, MD	0	4,720	2,479	7,199	0	n/a	3/08	n/a
Harford, MD	0	92	1,600	1,692	0	n/a	8/95	n/a
Washington D.C.	0	2,957	10,679	13,636	3,044	n/a	4/86	15 yr.
Washington D.C.	0	3,811	4,644	8,455	137	n/a	10/97	n/a
	0	11,580	19,402	30,982	3,181

Residential Rental Properties
Washington D.C.	90,000	6,165	142,031	148,196	5,264	2016	07/17	39 yr.

GRAND TOTALS	$120,398	$138,001	$338,904	$476,905	$94,278

(a) The aggregate cost for Federal income tax purposes is $378,255.

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND DEPLETION

(In thousands)

	Year ended	Three months ended	Year ended		Year ended
	December 31,	December 31,	September 30,		September 30,
	2017	2016	2016		2015

Gross Carrying Cost of Real Estate:

Balance at beginning of period	$313,137	307,473	292,528		286,671

Additions during period:
Amounts capitalized	163,879	5,664	27,439		6,063

Deductions during period:
Cost of real estate sold	—	—	(5,011)		—
Other	(111)	—	(7,483)	(1)	(206)

Balance at close of period	$476,905	313,137	307,473		292,528

Accumulated Depreciation & Depletion:

Balance at beginning of period	$81,914	79,973	73,480		67,598

Additions during period:
Charged to cost & expense	12,448	1,941	6,690		5,902

Deductions during period:
Real estate sold	—	—	—		—
Other	(84)	—	(197)		(20)

Balance at close of period	$94,278	81,914	79,973		73,480

(1) Includes $6,828 of property cost transferred to Investment in Joint Ventures for the joint venture partnership with St. John Properties.

