Form 10-Q
period 2018-03-31
FRP HOLDINGS, INC.
filed 2018-05-10
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock, $.10 par value per share	10,014,667 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2018

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to; the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement of Purchase and Sale by and between the Company and BRE Foxtrot Parent, LLC, an affiliate of Blackstone Real Estate Partners, dated March 22, 2018 (the “Sale Agreement”); the risks that any of the closing conditions to the Sale Agreement may not be satisfied in a timely manner; any litigation in connection with the Sale Agreement; the possibility that the announcement and pendency of the Sale Transaction may adversely affect our remaining business; the possibility that our business and financial performance may be adversely affected if we fail to complete the Sale Transaction; the fact that our executive officers may have interests in the Sale Transaction in addition to the interests of the shareholders generally; the fact that the Sale Agreement limits our ability to pursue alternative transactions; the possibility that we may be unable to find appropriate reinvestment opportunities for the proceeds from the Sale Transaction; levels of construction activity in the markets served by our mining properties, demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area, demand for apartments in Washington D.C., our ability to obtain zoning and entitlements necessary for property development, the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt, general real estate investment and development risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, environmental liabilities, inflation risks, cyber security risks, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31	December 31
Assets:	2018	2017
Real estate investments at cost:
Land	$127,700	127,700
Buildings and improvements	334,850	334,327
Projects under construction	9,443	8,381
Total investments in properties	471,993	470,408
Less accumulated depreciation and depletion	97,838	94,804
Net investments in properties	374,155	375,604

Real estate held for investment, at cost	7,176	7,176
Investments in joint ventures	13,422	13,406
Net real estate investments	394,753	396,186

Cash and cash equivalents	6,961	4,524
Cash held in escrow	269	333
Accounts receivable, net	907	1,020
Federal and state income taxes receivable	2,377	2,962
Unrealized rents	4,805	4,311
Deferred costs	7,729	9,217
Other assets	183	181
Total assets	$417,984	418,734

Liabilities:
Secured notes payable, current portion	$4,248	4,463
Secured notes payable, less current portion	112,983	113,854
Accounts payable and accrued liabilities	4,411	4,370
Environmental remediation liability	2,037	2,037
Deferred revenue	591	1,074
Deferred income taxes	25,982	25,982
Deferred compensation	1,459	1,457
Tenant security deposits	875	915
Total liabilities	152,586	154,152

Commitments and contingencies (Note 8)

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 10,014,667 shares issued and outstanding	1,001	1,001
Capital in excess of par value	55,678	55,636
Retained earnings	188,415	186,855
Accumulated other comprehensive income, net	38	38
Total shareholders’ equity	245,132	243,530
Noncontrolling interest MRP	20,266	21,052
Total equity	265,398	264,582
Total liabilities and shareholders’ equity	$417,984	418,734

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Revenues:
Rental revenue	$9,165	6,283
Mining Royalty and rents	1,750	1,739
Revenue – reimbursements	1,707	1,300
Total Revenues	12,622	9,322

Cost of operations:
Depreciation, depletion and amortization	4,283	2,059
Operating expenses	2,043	1,001
Property taxes	1,473	1,062
Management company indirect	539	469
Corporate expenses (Note 4 Related Party)	1,426	1,327
Total cost of operations	9,764	5,918

Total operating profit	2,858	3,404

Interest income	5	—
Interest expense	(1,243)	(248)
Equity in loss of joint ventures	(12)	(771)

Income before income taxes	1,608	2,385
Provision for income taxes	579	942

Net income	1,029	1,443
Loss attributable to noncontrolling interest	(531)	—

Net income attributable to the Company	$1,560	1,443

Earnings per common share:
Basic	$0.16	0.15
Diluted	$0.15	0.14

Number of shares (in thousands) used in computing:
-basic earnings per common share	10,015	9,931
-diluted earnings per common share	10,085	10,001

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Comprehensive income	$1,029	1,443
Less: comprehensive loss attributable to
noncontrolling interest	(531)	—
Comprehensive income attributable to the Company	$1,560	1,443
6

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands) (Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$1,029	1,443
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	4,430	2,136
Deferred income taxes	—	3,092
Equity in loss of joint ventures	12	771
Stock-based compensation	41	522
Net changes in operating assets and liabilities:
Accounts receivable	113	124
Deferred costs and other assets	(405)	559
Accounts payable and accrued liabilities	(442)	(225)
Income taxes payable and receivable	585	(3,495)
Other long-term liabilities	(38)	(45)
Net cash provided by operating activities	5,325	4,882

Cash flows from investing activities:
Investments in properties	(1,584)	(3,729)
Investments in joint ventures	(28)	(104)
Cash held in escrow	64	—
Net cash used in investing activities	(1,548)	(3,833)

Cash flows from financing activities:
Distribution to noncontrolling interest	(254)	—
Decrease in bank overdrafts	—	(254)
Repayment of long-term debt	(1,086)	(1,096)
Proceeds from borrowing on revolving credit facility	—	6,007
Payment on revolving credit facility	—	(5,907)
Repurchase of company stock	—	(74)
Exercise of employee stock options	—	381
Net cash used in financing activities	(1,340)	(943)

Net increase in cash and cash equivalents	2,437	106
Cash and cash equivalents at beginning of period	4,524	—
Cash and cash equivalents at end of the period	$6,961	106

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. (“FRP” or the “Company”) is a holding company engaged in the real estate business, namely (i) warehouse/office building ownership, leasing and management, (ii) mining royalty land ownership, leasing and management, and (iii) land acquisition, entitlement, development and construction, and (iv) apartment building investment.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. Lease contracts with customers constitute a vast majority of our revenues and are a specific scope exception. The new standard was adopted beginning with the first quarter of 2018 and did not have a material impact on our financial statements.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2018	2017
Revenues:
Asset management	$8,128	7,285
Mining royalty lands	1,772	1,762
Land development and construction	297	275
Riverfront on the Anacostia	2,425	—
	$12,622	9,322

Operating profit (Loss):
Before corporate expenses: Asset management	$3,767	3,501
Mining royalty lands	1,618	1,625
Land development and construction	(387)	(395)
Riverfront on the Anacostia	(714)	—
Corporate expenses:
Allocated to asset management	(788)	(753)
Allocated to mining royalty	(77)	(66)
Allocated to land development and construction	(419)	(508)
Allocated to Riverfront on the Anacostia	(142)	—
	(1,426)	(1,327)
	$2,858	3,404
9

Interest expense:
Asset management	$290	248
Riverfront on the Anacostia	953	—
	$1,243	248

Depreciation, depletion and amortization:
Asset management	$2,016	1,965
Mining royalty lands	54	39
Land development and construction	57	55
Riverfront on the Anacostia	2,156	—
	$4,283	2,059

Capital expenditures:
Asset management	$902	2,259
Mining royalty lands	—	—
Land development and construction	925	1,470
Riverfront on the Anacostia	(243)	—
	$1,584	3,729

	March 31,	December 31,
Identifiable net assets	2018	2017

Asset management	$186,711	179,654
Mining royalty lands	38,579	38,656
Land development and construction	39,220	46,684
Riverfront on the Anacostia	142,121	144,386
Cash items	6,961	4,524
Unallocated corporate assets	4,392	4,830
	$417,984	418,734

(4) Related Party Transactions. The Company is a party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Transition Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective October 1, 2017.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $359,000 and $557,000 for the three months ended March 31, 2018 and 2017. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

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

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2018	2017
5.6% to 8% mortgage notes
due in installments through 2027	$28,545	29,664
Riverfront permanent loan	88,686	88,653
	117,231	118,317
Less portion due within one year	4,248	4,463
	$112,983	113,854

On January 30, 2015, the Company entered into a five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of March 31, 2018, there was no debt outstanding on the revolver, $2,290,000 outstanding under letters of credit and $17,710,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined which excludes FRP RiverFront. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of March 31, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $87.0 million combined. The Company was in compliance with all covenants as of March 31, 2018.

On July 24, 2015 the Company closed on a five year, $20 million secured revolver with First Tennessee Bank with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of March 31, 2018, there was no debt outstanding on the revolver and $20,000,000 available for borrowing. The second facility is a $20 million ten year term loan secured by to-be-determined collateral from our current pool of unencumbered warehouse/office properties. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

Effective July 1, 2017 the Company consolidated the assets (at current fair value), liabilities and operating results of our Riverfront Investment Partners I, LLC partnership (“Dock 79”) which was previously accounted for under the equity method. As such the full amount of our construction loan and secondary financing were recorded in the consolidated financial statements and described below.

Effective August 7, 2014, the Dock 79 obtained a commitment for a construction loan from a financial institution in the principal amount of $65,000,000 to fund certain development and construction costs of the Dock 79. The initial maturity date of the loan is the earlier of (i) August 7, 2018, or (ii) the date to which the loan is accelerated pursuant to certain terms as outlined in the agreement. The interest rate on the loan through the initial maturity date is based on the 2.35% over one month LIBOR. This loan was paid in full on November 17, 2017. Also effective August 7, 2014, Dock 79 partnership member EB5 Capital-Jobs Fund 8, L.P. made an initial capital contribution of $17 million in cash into an escrow account with a financial institution all of which were used for construction. Associated with the $17 million cash contribution, EB5 is entitled to earn an investment return. The investment return requires the Dock 79 to pay interest monthly based on an annual rate of 4.95% for the first 5 years. Due to the mandatory redemption requirements associated with the EB5 financing arrangement, the related investment was classified as a liability on the balance sheets. EB5 was paid in full on November 17, 2017. Subsequent to the repayment of the investment return, EB5 is no longer a partner in the Dock 79.

On November 17, 2017, Dock 79’s construction loan and EB5 investment were refinanced by borrowing a principal sum of $90,000,000 pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank ("Loan Documents"). The loan is secured by the Dock 79 real property and improvements, bears a fixed interest rate of 4.125% per annum and has a term of 120 months. During the first 48 months of the loan term, the Joint Venture will make monthly payments of interest only, and thereafter, make monthly payments of principal and interest in equal installments based upon a 30-year amortization period. The loan is a non-recourse loan. However, all amounts due under the Loan Documents will become immediately due upon an event of default by the Joint Venture, such events including, without limitation, Joint Venture's (i) failure to: pay, permit inspections or observe covenants under the Loan Documents, (ii) breach of representations made under the Loan Documents (iii) voluntary or involuntary bankruptcy, and (iv) dissolution, or the dissolution of the guarantor. MidAtlantic Realty Partners, LLC, an affiliate of MRP, has executed a carve-out guaranty in connection with the loan.

During the three months ended March 31, 2018 and March 31, 2017 the Company capitalized interest costs of $235,000 and $370,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2018	2017
Weighted average common shares outstanding
during the period – shares used for basic
earnings per common share	10,015	9,931

Common shares issuable under share based
payment plans which are potentially dilutive	70	70

Common shares used for diluted
earnings per common share	10,085	10,001

Net income attributable to the Company	$1,560	1,443

Earnings per common share:
Basic	$0.16	0.15
Diluted	$0.15	0.14

For the three months ended March 31, 2018, 17,275 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2017, 23,958 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 544,217 at March 31, 2018.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 32% and 43%, risk-free interest rate of .6% to 4.2% and expected life of 3.0 to 7.0 years.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2018	2017
Stock option grants	$41	77
Annual director stock award	—	445
	$41	522

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
January 1, 2018	174,510	$28.70	6.0	$1,901
Granted	—	$—		$—
Exercised	—	$—		$—
Outstanding at
March 31, 2018	174,510	$28.70	5.8	$1,901
Exercisable at
March 31, 2018	130,827	$25.74	4.9	$1,238
Vested during
three months ended
March 31, 2018	911			$15

The aggregate intrinsic value of exercisable in-the-money options was $3,959,000 and the aggregate intrinsic value of outstanding in-the-money options was $4,763,000 based on the market closing price of $56.00 on March 29, 2018 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2018 was $541,000, which is expected to be recognized over a weighted-average period of 3.9 years.

There were no gains realized by option holders during the three months ended March 31, 2018.

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

The Company executed a letter of intent with MRP Realty in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement. The Company has no obligation to remediate any known contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase. The Company's actual expense to address this issue may be materially higher or lower than the expense previously recorded depending upon the actual costs incurred.

(9) Concentrations.  One tenant in the Asset Management Segment accounts for 9% of the Company’s consolidated revenues during the quarter ended March 31, 2018.  The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 10.5% of the Company’s consolidated revenues during the three months ended March 31, 2018 and $271,000 of accounts receivable at March 31, 2018.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with First Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

As of March 31, 2018 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. Footnote 12 describes a remeasurement to fair value of certain assets at July 1, 2017. At March 31, 2018 and 2017, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2018, the carrying amount and fair value of such other long-term debt was $117,231,000 and $118,469,000, respectively. At December 31, 2017, the carrying amount and fair value of such other long-term debt was $118,317,000 and $122,271,000, respectively.

(11) Investments in Joint Ventures (Equity Method).

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the three months ended March 31, 2018 includes a loss of $12,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). During the quarter ending March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May, 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 and $330,000 for one lot through September 15, 2018 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at March 31, 2018 was $4,409,532.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership

As of March 31, 2018
Brooksville Quarry, LLC	50.00%	7,503	14,408	(24)	(12)
BC FRP Realty, LLC	50.00%	5,919	16,814	—	—
Total		$13,422	31,222	(24)	(12)

As of December 31, 2017
RiverFront Holdings I, LLC (1)	—	$—	—	(2,019)	(1,558)
Brooksville Quarry, LLC	50.00%	7,516	14,411	(80)	(40)
BC FRP Realty, LLC	50.00%	5,890	15,027	—	—
Total		$13,406	29,438	(2,099)	(1,598)

(1)	The Company consolidated this joint venture effective July 1, 2017 (see Footnote 12).

Income statements for the RiverFront Holdings I, LLC, prior to consolidation July 1, 2017 (in thousands):

Three Months Ended March 31,
2017
Revenues:
Rental Revenue	$1,311
Revenue – Reimbursements	15
Total Revenues	1,326
Cost of operations:
Depreciation and amortization	863
Operating expenses	475
Property taxes	219
Total cost of operations	1,557
Total operating profit	(231)
Interest expense	(756)
Net loss of the Partnership	$(987)

The amount of consolidated accumulated deficit for these joint ventures was $(2,646,000) and $(2,638,000) as of March 31, 2018 and December 31, 2017 respectively.

(12) Consolidation of RiverFront Investment Partners I, LLC. On March 30, 2012 the Company entered into a Contribution Agreement with MRP SE Waterfront Residential, LLC. (“MRP”) to form a joint venture to develop the first phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2 acres of the roughly 5.82 acre site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 77.14% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. Construction commenced in October 2014, first occupancy was in August 2016. The Company’s equity interest in the joint venture was previously accounted for under the equity method of accounting as MRP acted as the administrative agent of the joint venture and oversaw and controlled the day to day operations of the project.

In July 2017, Phase I (Dock 79) reached stabilization, meaning 90% of the individual apartments had been leased and occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion election”.

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

	As of July 1, 2017 (in thousands)
	Riverfront	Gain on Remeasure-
	Holdings I, LLC	ment	Revised

Land	$7,220	$21,107	$28,327
Building and improvements, net	81,773	34,362	116,135
Value of leases in place	—	4,727	4,727
Cash	2,295	—	2,295
Cash held in escrow	171	—	171
Accounts receivable	40	—	40
Prepaid expenses	142	—	142
Total Assets	$91,641	$60,196	$151,837

Long-term Debt	$78,587	$—	$78,587
Amortizable debt costs	(852)	—	(852)
Other liabilities	905	—	905
Equity – FRP	8,583	39,727	48,310
Equity – MRP	4,418	20,469	24,887
Total Liabilities and Capital	$91,641	$60,196	$151,837

(13) Subsequent Events.

Pending Sale of Assets. On March 15, 2018, the Company and certain of its subsidiaries entered into an agreement of purchase and sale (the “Sale Agreement”) with BRE Foxtrot Parent, LLC, an affiliate of Blackstone Real Estate Partners, pursuant to which the Company will sell its portfolio of 41 warehouse properties and two additional land parcels for a purchase price, subject to adjustment, of $358.9 million (the “Sale Transaction”). One of our tenants has exercised its right of first refusal to buy the building they lease for the price included in the purchase price allocation.

The Sale Transaction is subject to approval of the Company’s shareholders at the annual meeting on May 14, 2018 or adjournments thereof and other customary closing conditions. In connection with the Sale Transaction, certain members and affiliates of the Baker family have entered into a voting and support agreement requiring them to vote their shares of Company common stock in favor of approval of the Sale Agreement. The properties will be presented as a discontinued operation subsequent to shareholder approval. Details of the transaction and pro forma financial information are included in the Company’s Proxy Statement filed on April 12, 2018.

Formation of RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. The Company contributed its land with an agreed value of $16.3 million and $2.3 million of cash. MRP contributed capital of $5 million to the joint venture including development costs paid prior to the formation of the joint venture and a $750,000 development fee. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over libor. The loan is interest only and matures in 36 months with a 12 month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 72 months extension with a 30 year amortization of principal at 2.15% over 7 year US Treasury Constant if NOI is sufficient for a 9% yield.

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

Overview - FRP Holdings, Inc. (“FRP” or the “Company”) is a holding company engaged in the real estate business, namely (i) warehouse/office building ownership, leasing and management, (ii) mining royalty land ownership, leasing and management, and (iii) land acquisition, entitlement, development and construction, and (iv) apartment building investment.

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, construction activity and costs, aggregates sales by lessees from the Company’s mining properties, interest rates, market conditions in the Baltimore/Northern Virginia/Washington DC area, and our ability to obtain zoning and entitlements necessary for property development. Internal factors include administrative costs, success in leasing efforts and construction cost management.

Pending Sale of Assets. On March 15, 2018, the Company and certain of its subsidiaries entered into an agreement of purchase and sale (the “Sale Agreement”) with BRE Foxtrot Parent, LLC, an affiliate of Blackstone Real Estate Partners, pursuant to which the Company will sell to Purchaser its portfolio of 41 warehouse properties and two additional land parcels for a purchase price, subject to adjustment, of $358.9 million (the “Sale Transaction”).

The Sale Transaction is subject to approval of the Company’s shareholders at the annual meeting on May 14, 2018 or adjournments thereof and other customary closing conditions. In connection with the Sale Transaction, certain members and affiliates of the Baker family have entered into a voting and support agreement requiring them to vote their shares of Company common stock in favor of approval of the Sale Agreement. The properties will be presented as a discontinued operation subsequent to shareholder approval. Details of the transaction and pro forma financial information are included in the Company’s Proxy Statement filed on April 12, 2018.

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

Asset Management segment – three months ended	March 31, 2018	March 31, 2017
Revenues	$8,128,000	$7,285,000
Net Operating Income (Cash Basis)	$5,857,000	$5,689,000
Occupied square feet	3,721,213	3,525,234
Overall occupancy rate	93.4%	90.8%
Average YTD occupied square feet	3,736,745	3,516,598
Average YTD occupancy rate	93.8%	90.6%
Portfolio square feet	3,983,813	3,880,365
Retention Success rate	74%	88%

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these States as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a fixed annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment.  Our mining properties had estimated remaining reserves of 540 million tons as of December 31, 2017 after a total of 6.3 million tons were consumed in fiscal 2017.

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

Significant “2nd life” Mining Lands:

Location	Acreage	Status
Brooksville, Fl	4,280 +/-	Development of Regional of Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,993 +/-	Approval in place for 105, 1 acre, waterfront residential lots after mining completed.
Gulf Hammock, Fl	1,600 +/-	Currently on the market for $4 million
Total	7,873 +/-

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

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional +/- .8 million sf. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	15	187,500	1 lot ready for building construction.
Windlass Run Business Park, MD	17.5 (50% Interest)	164,500 (50% Interest)	Company owns a 50% in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft.
Patriot Business Center, Manassas, VA	18	96,047	Under construction
Hollander 95 Business Park, MD	33	328,740	Horizontal development completed.
Total	83.5	776,787

Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert three of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We completed construction on a 79,550 square foot spec building at Hollander Business Park that was put into service in the third quarter of fiscal 2016 and is 100% occupied. Also in the third quarter of fiscal 2016 we started construction on a 103,448 square foot building in Patriot Business Center that was placed in service in 2017 and 100% occupied as of December 31, 2017. Our final building at Patriot Business Park was under construction in 2017 with an expected completion in the second quarter of 2018. In April 2016 we entered into a joint venture agreement to develop 12 office buildings on our remaining lots at Windlass Run and on adjacent frontage property owned by St. John Properties. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

In addition to the inventory of finished building lots, we have several other properties that were either spun-off to us from Florida Rock Industries in 1986 or acquired by us from unrelated third-parties. These properties, as a result of our “highest and best use” studies, are being prepared for income generation through sale or joint venture with third parties, and in certain cases we are leasing these properties on an interim basis for an income stream while we wait for the development market to mature.

Our strategy when selling parcels outright is to attempt to convert the proceeds into income producing real estate for our Asset Management segment through a Section 1031 tax-deferred exchange. An example of this is the Windlass Run 179 acre tract purchased for $5.2 million in 2002. When purchased, the entire parcel was zoned for commercial/industrial uses. We successfully rezoned the 109 acres for medium density residential development and on April 17, 2013, we entered into a contract to sell the residential portion of the property for $19 million. The first phase of the Windlass Run residential land was sold for $8 million and the proceeds were used in a Section 1031 exchange to acquire our Transit Business Park in 2013. Phase 2 was sold in November 2015 for $11.1 million and we used $9.9 million of the proceeds to acquire the fully leased Port Capital Building.

An example of property in this segment being developed through joint venture is Phase I of our RiverFront on the Anacostia project which was contributed to a joint venture with MRP in 2014 and is now complete as a 305 unit apartment building including 18,000 sf of ground floor retail.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases II-IV	3.7	Phase II final design and construction start mid-2018. Approval hearings ongoing.	$10,738,000
Hampstead Trade Center, MD	118	Residential conceptual design program ongoing	$7,208,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$8,289,000
Total	124		$26,235,000

RIVERFRONT ON THE ANACOSTIA PHASES II-IV: This property consists of 3.7 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 860,000 square feet of “mixed-use” development in three phases.

See “RiverFront on the Anacostia Segment” below for discussion on Phase I. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses. The company and MRP Realty executed a letter of intent in May 2016 and a Contribution Agreement in February 2017 to develop Phase II but the joint venture is not yet formed. In February, the D.C. Zoning Commission voted 5-0 in favor of the Planned Unit Development (PUD) of Phase II of our RiverFront on the Anacostia project and the appeal period has expired.

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

SQUARE 664E, WASHINGTON, DC: This property sits on the Anacostia River at the base of South Capitol Street in an area named Buzzard Point, approximately 1 mile down river from our RiverFront on the Anacostia property. The Square 664E property consists of approximately 2 acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five (5) years. In the quarter ending December 31, 2014, the District of Columbia announced that it had selected Buzzard Point for the future site of the new DC United major league soccer stadium. The selected stadium location is separated from our property by just one small industrial lot. In March 2017 reconstruction of the bulkhead was completed at a cost of $4 million in anticipation of future high-rise development.

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

The attainment of stabilization also results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third-party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit sharing arrangement and is estimated at 66.0% on a prospective basis.

As of March 31, the residential units were 91.8% occupied and 90.8% leased, while retail units are 80.0% leased with just one space remaining.

Comparative Results of Operations for the Three months ended March 31, 2018 and 2017

Consolidated Results

	Three months ended
(dollars in thousands)	March 31,
	2018	2017	Change	%
Revenues:
Rental Revenue	$9,165	$6,283	$2,882	45.9%
Mining Royalty and rents	1,750	1,739	11	0.6%
Revenue-Reimbursements	1,707	1,300	407	31.3%
Total Revenues	12,622	9,322	3,300	35.4%

Cost of operations:
Depreciation/Depletion/Amortization	4,283	2,059	2,224	108.0%
Operating Expenses	2,043	1,001	1,042	104.1%
Property Taxes	1,473	1,062	411	38.7%
Mgmt company indirect	539	469	70	14.9%
Corporate Expense	1,426	1,327	99	7.5%
Total cost of operations	9,764	5,918	3,846	65.0%

Total operating profit	2,858	3,404	(546)	-16.0%

Interest Income and other	5	—	5	100.0%
Interest Expense	(1,243)	(248)	(995)	401.2%
Equity in loss of joint ventures	(12)	(771)	759	-98.4%

Income before income taxes	1,608	2,385	(777)	-32.6%
Provision for income taxes	579	942	(363)	-38.5%

Net income	1,029	1,443	(414)	-28.7%
Loss attributable to noncontrolling interest	(531)	—	(531)	100.0%
Net income attributable to the Company	$1,560	$1,443	$117	8.1%

Net income for the first quarter of 2018 was $1,560,000 or $.15 per share versus $1,443,000 or $.14 per share in the same period last year. Total revenues were $12,622,000, up 35.4%, versus the same period last year, primarily because of the addition of rental revenues from Dock 79. Our net income was adversely impacted by $747,000 in expenses related to the pending sale of our industrial warehouse portfolio.

Asset Management Segment Results

Highlights of the Three Months ended March 31, 2018:

  Total revenue was up $843,000, or 11.6%

	Three months ended March 31
(dollars in thousands)	2018	%	2017	%	Change	%

Rental revenue	$6,571	80.8%	6,103	83.8%	468	7.7%
Revenue-reimbursements	1,557	19.2%	1,182	16.2%	375	31.7%

Total revenue	8,128	100.0%	7,285	100.0%	843	11.6%

Depreciation, depletion and amortization	2,016	24.8%	1,965	27.0%	51	2.6%
Operating expenses	1,306	16.0%	895	12.3%	411	45.9%
Property taxes	837	10.3%	737	10.1%	100	13.6%
Management company indirect	202	2.5%	187	2.6%	15	8.0%
Corporate expense	788	9.7%	753	10.3%	35	4.6%

Cost of operations	5,149	63.3%	4,537	62.3%	612	13.5%

Operating profit	$2,979	36.7%	2,748	37.7%	231	8.4%

Total revenues in this segment were $8,128,000, up $843,000 or 11.6%, over the same period last year. Net Operating Income (NOI) in this segment for the first quarter increased slightly to $5,857,000, compared to $5,689,000 in the same period last year. We ended the first quarter with total occupied square feet of 3,721,213 versus 3,525,234 at the end of the same period last year, an increase of 5.6% or 195,979 square feet. Our overall occupancy rate was 93.4%.

This past quarter we entered into contract to sell 41 industrial warehouses and two adjacent lots to BRE Foxtrot Parent, an affiliate of Blackstone Real Estate Partners for a total purchase price of $358.9 million. Pending shareholder approval at our annual meeting on May 14, we expect to close on this transaction the following week. These properties comprise substantially all the assets of our Asset Management Segment. We are currently exploring options to reinvest a significant portion of the proceeds into opportunities more in line with our other business segments where recently we have enjoyed better returns.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended March 31, 2018:

  Mining Royalty and rents revenue were up $11,000, or .6%.

	Three months ended March 31
(dollars in thousands)	2018	%	2017	%

Mining Royalty and rents	$1,750	98.8%	1,739	98.7%
Revenue-reimbursements	22	1.2%	23	1.3%

Total revenue	1,772	100.0%	1,762	100.0%

Depreciation, depletion and amortization	54	3.0%	39	2.2%
Operating expenses	40	2.3%	39	2.2%
Property taxes	60	3.4%	59	3.3%
Corporate expense	77	4.3%	66	3.8%

Cost of operations	231	13.0%	203	11.5%

Operating profit	$1,541	87.0%	1,559	88.5%
23

Total revenues in this segment were $1,772,000 versus $1,762,000 in the same period last year. Total operating profit in this segment was $1,541,000, a decrease of $18,000 versus $1,559,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Three Months ended March 31, 2018:

  Total revenue was up $22,000, or 8%.

	Three months ended March 31
(dollars in thousands)	2018	2017	Change

Rental revenue	$181	180	1
Revenue-reimbursements	116	95	21

Total revenue	297	275	22

Depreciation, depletion and amortization	57	55	2
Operating expenses	118	67	51
Property taxes	268	266	2
Management company indirect	241	282	(41)
Corporate expense	419	508	(89)

Cost of operations	1,103	1,178	(75)

Operating loss	$(806)	(903)	97

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	We are fully engaged in the formal process of seeking PUD entitlements for our 118 acre tract in Hampstead, Maryland.
•	Last year we began construction on a 96,047 square foot building at Patriot Business Center that we expect to finish in the second quarter of 2018. This building is included in the sale to BRE Foxtrot Parent, an affiliate of Blackstone Real Estate Partners.
•	We began construction in the third quarter of last year on our joint venture with St. John Properties and expect to complete construction of the first phase of this project in the third quarter of 2018. This first phase will comprise four buildings totaling 100,000 square feet of office and retail space.
•	Our Essexshire residential project totaling 129 single family building lots is moving towards entitlement.
•	We are in the process of designing and permitting a 94,290 square foot spec building at Hollander Business Park. We expect to begin construction during the second quarter of 2018.

RiverFront on the Anacostia Segment Results

Highlights of the Three Months ended March 31, 2018:

  Beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment. FRP’s share of prior period results are included in the line Equity in loss of joint ventures in the Company’s overall Consolidated Statements of Income.

	Three Months Ended March 31
(dollars in thousands)	2018	%	2017	%

Rental revenue	$2,413	99.5%	—	—%
Revenue-reimbursements	12	.5%	—	—%

Total revenue	2,425	100.0%	—	—%

Depreciation and amortization	2,156	88.9%	—	—%
Operating expenses	579	23.9%	—	—%
Property taxes	308	12.7%	—	—%
Management company indirect	96	3.9%	—
Corporate expense	142	5.9%	—	—%

Cost of operations	3,281	135.3%	—	—%

Operating profit	$(856)	-35.3%	$—	—%

At the end of the first quarter, Dock 79 was 90.8% leased and 91.8% occupied. As the first “generation” of leases expire, the renewal rate of 61.9% during the first quarter is in line with expectations while the average rent increase of 2.8% is better than expected.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2018, we had no debt borrowed under our $20 million Wells Fargo revolver, $2,290,000 outstanding under letters of credit and $17,710,000 available to borrow under the revolver. The Company closed on a $20 million secured revolver with First Tennessee Bank on July 24, 2015 and as of March 31, 2018, there was no debt borrowed and $20,000,000 available to borrow under the revolver. In November, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended March 31,
	2018	2017
Total cash provided by (used for):
Operating activities	$5,325	4,882
Investing activities	(1,548)	(3,833)
Financing activities	(1,340)	(943)
Increase in cash and cash equivalents	$2,437	106

Outstanding debt at the beginning of the period	$118,317	40,745
Outstanding debt at the end of the period	$117,231	39,749
25

Operating Activities - Net cash provided by operating activities increased $443,000 to $5,325,000 for the three months ended March 31, 2018. The total of net income plus depreciation, depletion and amortization increased $1,880,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. Equity in the loss of joint ventures was $12,000 in the first three months of 2018 versus $771,000 in the same period last year primarily as a result of expenses and depreciation during the lease up of Dock 79 last year. Income tax receivable was $2,377,000 at March 31, 2018 compared to $2,608,000 at March 31, 2017.

Investing Activities - For the three months ended March 31, 2018, cash required by investing activities decreased $2,285,000 to $1,548,000.

Financing Activities – For the three months ended March 31, 2018, cash required by financing activities was $1,340,000 versus $943,000 in the same period last year primarily due to distributions of $254,000 to the noncontrolling interest.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. At the time of the Spin-off, the Company refinanced $10,483,000 of borrowings then outstanding on the terminated revolver. As of March 31, 2018, there was no debt outstanding on the revolver and $2,290,000 outstanding under letters of credit and $17,710,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of March 31, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $87.0 million combined. The Company was in compliance with all covenants as of March 31, 2018.

During the first quarter of fiscal 2015, the Company announced the execution of a commitment from First Tennessee Bank to provide up to $40 million dollars of mortgage backed financing in two separate facilities. On July 24, 2015 the Company closed on a five year, $20 million secured revolver with a twenty-four month window to convert up to the full amount of the facility into a ten year term loan. Interest accrues at 1.90% over one month LIBOR plus an annual commitment fee of 0.10%. As of March 31, 2018, there was no debt outstanding on the revolver and $20,000,000 available for borrowing. The second facility is a $20 million ten year term loan secured by to-be-determined collateral. The purpose of these loans is to facilitate growth through new construction in the Land Development and Construction segment and/or acquisition of existing, operating buildings to be added to the Asset Management segment.

On November 17, 2017, Riverfront Holdings I, LLC (the "Joint Venture") refinanced the Dock 79 project pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank ("Loan Documents"). The Joint Venture, which was formed between FRP Holdings, Inc. (the "Company") and MRP SE Waterfront Residential, LLC ("MRP") in 2014 in connection with the development of the Riverfront on the Anacostia property, borrowed a principal sum of $90,000,000 in connection with the refinancing. The loan is secured by the Dock 79 real property and improvements, bears a fixed interest rate of 4.125% per annum and has a term of 120 months. During the first 48 months of the loan term, the Joint Venture will make monthly payments of interest only, and thereafter, make monthly payments of principal and interest in equal installments based upon a 30-year amortization period. The loan is a non-recourse loan to the Company. However, all amounts due under the Loan Documents will become immediately due upon an event of default by the Joint Venture, such events including, without limitation, Joint Venture's (i) failure to: pay, permit inspections or observe covenants under the Loan Documents, (ii) breach of representations made under the Loan Documents (iii) voluntary or involuntary bankruptcy, and (iv) dissolution, or the dissolution of the guarantor.

MidAtlantic Realty Partners, LLC, an affiliate of MRP, has executed a carve-out guaranty in connection with the loan.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. As of March 31, 2018, $4,883,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its 2018 capital expenditures to include approximately $10,156,000 for real estate development and acquisitions, of which $1,584,000 has been expended to date, which will be funded mostly out of cash generation from operations and property sales or partly from borrowings under our credit facilities.

Summary and Outlook. This past quarter was one of our most important ever for obvious reasons. Our portfolio of industrial real estate took decades to put together. Most of the assets came from land we purchased, developed, and managed in-house. The amount of sweat equity our Baltimore office put into those assets would have given even the most unsentimental seller a moment’s hesitation. However, because of the reduction in corporate income tax rates in this low cap rate environment, the opportunity to sell was simply too good to pass up.

Though monumental, the sale of such a substantial portion of this company will not leave us wanting for things to do. We still have vacant lots at Hollander and Lakeside that we intend to develop, and the remaining phases of RiverFront on the Anacostia will require our attention for the next decade at least. Our aggregates royalties and the second life of those quarries will be generating returns for this company and occupying the time of its management for longer than many of us will be around.

In the short term, though, we will be hard at work on Phase II of RiverFront on the Anacostia and our other ongoing projects; but most importantly, we will be determining the highest and best use for the proceeds of the sale.

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

Net Operating Income Reconciliation
Three months ended 03/31/18 (in thousands)
	Asset	Land	RiverFront	Mining	FRP
	Management	Development	Anacostia	Royalties	Holdings
	Segment	Segment	Segment	Segment	Totals
Income from continuing operations	1,962	(584)	(1,464)	1,115	1,029
Income Tax Allocation	727	(217)	(345)	414	579
Income from continuing operations before income taxes	2,689	(801)	(1,809)	1,529	1,608

Less:
Unrealized rents	129	—	52	—	181
Other income	—	5	—	—	5
Plus:
Unrealized rents	—	—	—	119	119
Equity in loss of Joint Ventture	—	—	—	12	12
Lease intangible rents	1	—	—	—	1
Interest Expense	290	—	953	—	1,243
Depreciation/Amortization	2,016	57	2,156	54	4,283
Management Co. Indirect	202	241	96	—	539
Allocated Corporate Expenses	788	419	142	77	1,426

Net Operating Income (loss)	5,857	(89)	1,486	1,791	9,045

Net Operating Income Reconciliation
Three months ended 03/31/17 (in thousands)

	Asset	Land	Mining	FRP
	Management	Development	Royalties	Holdings
	Segment	Segment	Segment	Totals

Income (loss) from continuing operations	1,512	(1,007)	938	1,443
Income Tax Allocation	988	(658)	612	942
Inc. (loss) from continuing operations before income taxes	2,500	(1,665)	1,550	2,385

Less:
Lease intangible rents	3	—	—	3
Plus:
Unrealized rents	39	—	109	148
Equity in loss of Joint Venture	—	762	9	771
Interest Expense	248	—	—	248
Depreciation/Amortization	1,965	55	39	2,059
Management Co. Indirect	187	282	—	469
Allocated Corporate Expenses	753	508	66	1,327

Net Operating Income (loss)	5,689	(58)	1,773	7,404

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at March 31, 2018 was 1.4%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing spread margin at March 31, 2018 with First Tennessee Bank was 1.9%.

The Company did not have any variable rate debt at March 31, 2018, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of March 31, 2018, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors should be considered in addition to the risk factors included in the Company’s Form 10-K for the year ended December 31, 2017.

Risks Related to the Sale Transaction

Our business following the Sale Transaction will be different.

Based on FRP’s financial statements for the year ended December 31, 2017, the Properties represent approximately 69% of total revenues and 42% of total net assets of FRP. Following the consummation of the Sale Transaction, our shareholders will have no ongoing direct equity interest in the Properties, and such shareholders will therefore cease to participate in the Properties’ future earnings, if any, or to benefit from increases, if any, in the value of the Properties following or resulting from the Sale Transaction. In addition, our results of operations and financial condition may be materially adversely affected if we fail to effectively manage costs to reflect the reduced scale of our operations or we fail to grow our Retained Business. Our smaller size may result in the recognition of less revenues from the operations of our Retained Business, which may negatively affect our overall net earnings.

The announcement and pendency of the Sale Transaction, whether or not consummated, may adversely affect the Retained Business.

The announcement and pendency of the Sale Transaction, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with employees. Additionally, employees working in the Retained Business may become concerned about the future of the Retained Business, and lose focus or seek other employment. In addition, while the completion of the Sale Transaction is pending we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters. In the event that the Sale Transaction is not completed, the announcement of the termination of the Sale Agreement may also adversely affect the trading price of our common stock, our business or our relationships with employees.

If we fail to complete the Sale Transaction, our business and financial performance may be adversely affected.

The completion of the Sale Transaction is subject to the satisfaction or waiver of various conditions, including the approval of the Sale Transaction by our shareholders, which may not be satisfied in a timely manner or at all.

If the Sale Transaction is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Sale Transaction. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale Transaction, and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

In addition, if the Sale Transaction is not completed, the FRP Board, in discharging its fiduciary obligations to our shareholders, may evaluate other strategic alternatives including, but not limited to, continuing to own the Properties for the foreseeable future or an alternative sale transaction relating to the Properties. An alternative sale transaction, if available, may yield lower consideration than the proposed Sale Transaction, be on less favorable terms and conditions than those contained in the Sale Agreement and involve significant delay. Any future sale of substantially all of the assets of FRP or other transactions may be subject to further shareholder approval.

Finally, if the Sale Transaction is not completed, the announcement of the termination of the Sale Agreement may adversely affect our relationships with employees, which could have a material adverse impact on our ability to effectively operate the Retained Business or the Properties, and we may be required to pay a termination fee of $22,500,000 and to reimburse Purchaser for its expenses under certain circumstances, each of which could have further adverse effects on our business, results of operations and the trading price of our common stock.

Our executive officers may have interests in the Sale Transaction other than, or in addition to, the interests of our shareholders generally.

Our executive officers may have interests in the Sale Transaction that are different from, or are in addition to, the interests of our shareholders generally. The FRP Board was aware of these interests and considered them, among other matters, in approving the Sale Agreement.

The unvested stock options held by our executive officers will vest upon the closing of the Sale Transaction, pursuant to the 2016 Equity Incentive Plan. In certain circumstances, certain of our executive officers may receive cash payments in connection with the Sale Transaction. For additional information, see the section entitled “Proposal No. 1: The Asset Sale Proposal—Interests of Certain Persons in the Sale Transaction” beginning on page 66 of our proxy statement dated April 12, 2018.

The Sale Agreement restricts FRP’s conduct of business prior to the completion of the Sale Transaction and limits FRP’s ability to pursue alternatives to the Sale Transaction.

Under the Sale Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Sale Transaction, which restrictions may adversely affect our ability to exercise certain business strategies. See “Proposal No. 1: The Asset Sale Proposal—Overview of the Sale Transaction—Covenants Relating to the Conduct of the Properties Prior to Closing” beginning on page 45 of our proxy statement dated April 12, 2018.

In addition, the Sale Agreement contains provisions that may make it more difficult for us to sell FRP or all, or a significant part, of the Properties to any party other than Purchaser. These provisions include the prohibition on our ability to solicit competing proposals, the requirement to reimburse Purchaser for its actual and reasonable out-of-pocket costs and expenses incurred by Purchaser and affiliates in connection with the Sale Transaction and to pay Purchaser a termination fee of $22,500,000 if we terminate the Sale Agreement prior to the closing of the Sale Transaction as a result of our determining to accept an alternative acquisition proposal that we determine to be a superior proposal. For additional information, see the sections entitled “Proposal No. 1: The Asset Sale Proposal—Overview of the Sale Transaction—No Solicitation” beginning on page 50 and “—Termination Fee Payable by FRP” beginning on page 56 of our proxy statement dated April 12 2018.

These provisions could make it less advantageous for a third party that might have an interest in acquiring FRP or all of or a significant part of the Properties to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Purchaser. The payment of the termination fee may also have an adverse effect on FRP’s financial condition.

We cannot be sure if or when the Sale Transaction will be completed.

The consummation of the Sale Transaction is subject to the satisfaction or waiver of various conditions, including the authorization of the Sale Transaction by our shareholders. We cannot guarantee that the closing conditions set forth in the Sale Agreement will be satisfied. If we are unable to satisfy the closing conditions in Purchaser’s favor or if other mutual closing conditions are not satisfied, Purchaser will not be obligated to complete the Sale Transaction. In addition, if the Sale Transaction is not completed and the Sale Agreement is terminated, we may be required to reimburse Purchaser for its expenses and/or to pay to Purchaser a termination fee, as described in “Proposal No. 1: The Asset Sale Proposal— Overview of the Sale Transaction —Termination Fee Payable by FRP” on page 56 of our proxy statement dated April 12 2018.

If the Sale Transaction disrupts our business operations and prevents us from realizing intended benefits, our business may be harmed.

The Sale Transaction may disrupt the operation of our business and prevent us from realizing the intended benefits of the Sale Transaction as a result of a number of obstacles, such as the loss of key employees, the failure to adjust or implement our business strategies, additional expenditures required to facilitate the Sale Transaction, and the diversion of management’s attention from our day-to-day operations.

The announcement of the Sale Transaction may harm our business.

As a result of our announcement of the Sale Transaction, third parties may be unwilling to enter into material agreements with respect to the Properties or our Retained Business. New or existing business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working for the business may become concerned about the future of the business and lose focus or seek other employment.

Risks Related to FRP and the Retained Business if the Sale Transaction is Completed

Because FRP is expected to have fewer revenues and assets following the sale of the Properties, there is a possibility that such reduced revenues and assets may affect our ability to satisfy the continued listing standards of The NASDAQ Global Select Market, which could result in the delisting of our common stock.

The continued listing standards of The NASDAQ Global Select Market include, among other things, requirements that we maintain certain levels of shareholders’ equity, total assets, total revenue, market capitalization and/or minimum trading price. Even though we currently satisfy these requirements, following the sale of the Properties our business will be smaller, which may cause us to fail to satisfy the continued listing standards of The NASDAQ Global Select Market. In the event that we are unable to satisfy such continued listing standards, our common stock may be delisted from The NASDAQ Global Select Market. Any delisting of our common stock from such market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

The failure to effectively utilize the proceeds from the Sale Transaction may adversely affect the Retained Business.

The proceeds from the Sale Transaction will be received by FRP, not FRP’s shareholders. FRP will use a portion of the proceeds to pay for transaction costs associated with the Sale Transaction, to pay off all indebtedness encumbering the Properties and for general working capital purposes. The remaining proceeds from the Sale Transaction may be used, at the discretion of the FRP Board, in connection with unspecified acquisitions of other assets and to invest in the Retained Business. The failure to utilize such proceeds effectively could affect our ability to continue to grow the

Retained Business, which could adversely affect the Retained Business and cause the value of your investment to decline.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the Sale Transaction.

After the Sale Transaction, we will continue to be required to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	—	$—	—	$4,883,000

February 1
Through
February 28	—	$—	—	$4,883,000

March 1
Through
March 31	—	$—	—	$4,883,000

Total	—	$—	—

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

FRP Holdings, Inc.

Date: May 10, 2018	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
33

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

