Form 10-Q
period 2018-06-30
FRP HOLDINGS, INC.
filed 2018-08-09
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock, $.10 par value per share	10,046,019 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2018

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to; the possibility that the Sale Transaction may adversely affect our remaining business; the possibility that we may be unable to find appropriate reinvestment opportunities for the proceeds from the Sale Transaction; levels of construction activity in the markets served by our mining properties, demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area demand for apartments in Washington D.C., our ability to obtain zoning and entitlements necessary for property development, the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt, general real estate investment and development risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, environmental liabilities, inflation risks, cybersecurity risks, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30	December 31
Assets:	2018	2017
Real estate investments at cost:
Land	$83,709	87,235
Buildings and improvements	146,580	147,670
Projects under construction	2,028	1,764
Total investments in properties	232,317	236,669
Less accumulated depreciation and depletion	28,446	26,755
Net investments in properties	203,871	209,914

Real estate held for investment, at cost	7,176	7,176
Investments in joint ventures	22,616	13,406
Net real estate investments	233,663	230,496

Cash and cash equivalents	32,849	4,524
Cash held in escrow	278,573	333
Accounts receivable, net	648	615
Federal and state income taxes receivable	—	2,962
Unrealized rents	595	223
Deferred costs	1,228	2,708
Other assets	178	179
Assets of discontinued operations	2,210	176,694
Total assets	$549,944	418,734

Liabilities:
Secured notes payable, current portion	$—	125
Secured notes payable, less current portion	88,720	90,029
Accounts payable and accrued liabilities	3,072	2,081
Environmental remediation liability	1,807	2,037
Federal and state income taxes payable	728	—
Deferred revenue	26	107
Deferred income taxes	21,254	25,982
Deferred compensation	1,455	1,457
Tenant security deposits	47	54
Liabilities of discontinued operations	46,456	32,280
Total liabilities	163,565	154,152

Commitments and contingencies (Note 8)

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 10,046 019 and 10,014,667 shares issued and outstanding, respectively	1,005	1,001
Capital in excess of par value	57,324	55,636
Retained earnings	308,397	186,855
Accumulated other comprehensive income, net	38	38
Total shareholders’ equity	366,764	243,530
Noncontrolling interest MRP	19,615	21,052
Total equity	386,379	264,582
Total liabilities and shareholders’ equity	$549,944	418,734

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$3,350	750	6,497	1,507
Mining Royalty and rents	2,033	1,809	3,783	3,548
Revenue – reimbursements	170	160	348	299
Total Revenues	5,553	2,719	10,628	5,354

Cost of operations:
Depreciation, depletion and amortization	2,131	273	4,529	499
Operating expenses	1,103	207	1,968	437
Property taxes	611	376	1,286	737
Management company indirect	455	307	816	611
Corporate expenses (Note 4 Related Party)	1,709	566	2,388	1,893
Total cost of operations	6,009	1,729	10,987	4,177

Total operating profit (loss)	(456)	990	(359)	1,177

Interest income	216	—	221	—
Interest expense	(807)	—	(1,650)	—
Equity in loss of joint ventures	(11)	(806)	(23)	(1,577)

Income (loss) before income taxes	(1,058)	184	(1,811)	(400)
Provision for (benefit from) income taxes	(179)	59	(239)	(172)
Income (loss) from continuing operations	(879)	125	(1,572)	(228)

Income from discontinued operations, net	120,465	1,588	122,187	3,384

Net income	119,586	1,713	120,615	3,156
Income (loss) attributable to noncontrolling interest	(396)	—	(927)	—
Net income attributable to the Company	$119,982	1,713	121,542	3,156

Earnings per common share:
Income (loss) from continuing operations-
Basic	$(0.09)	0.01	(0.16)	(0.02)
Diluted	$(0.09)	0.01	(0.16)	(0.02)
Discontinued operations-
Basic	$12.01	0.16	12.19	0.34
Diluted	$11.92	0.16	12.10	0.34
Net income attributable to the Company-
Basic	$11.96	0.17	12.13	0.32
Diluted	$11.87	0.17	12.04	0.32

Number of shares (in thousands) used in computing:
-basic earnings per common share	10,033	9,965	10,024	9,948
-diluted earnings per common share	10,109	10,038	10,099	10,019

See accompanying notes.

5

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
Comprehensive income	$119,586	1,713	120,615	3,156
Less: comprehensive loss attributable to
noncontrolling interests	(396)	—	(927)	—
Comprehensive income attributable to the
Company	$119,982	1,713	121,542	3,156

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands) (Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$120,615	3,156
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	4,719	569
Deferred income taxes	(4,728)	3,992
Equity in loss of joint ventures	23	1,577
Gain on sale of equipment	(12)	—
Income from discontinued operations, net of tax	(122,187)	(3,384)
Stock-based compensation	1,152	555
Net changes in operating assets and liabilities:
Accounts receivable	(33)	(87)
Deferred costs and other assets	(660)	316
Accounts payable and accrued liabilities	910	(303)
Income taxes payable and receivable	3,690	(3,813)
Other long-term liabilities	(239)	8
Net cash provided by operating activities of continuing operations	3,250	2,586
Net cash provided by operating activities of discontinued operations	3,765	6,400
Net cash provided by operating activities	7,015	8,986

Cash flows from investing activities:
Investments in properties	(1,419)	(1,738)
Investments in joint ventures	(4,671)	(236)
Cash held in escrow	(278,240)	—
Proceeds from the sale of assets	12	—
Net cash used in investing activities of continuing operations	(284,318)	(1,974)
Net cash provided (used in) by investing activities of discontinued operations	335,996	(6,401)
Net cash provided by (used in) investing activities	51,678	(8,375)

Cash flows from financing activities:
Distribution to noncontrolling interest	(510)	—
Decrease in bank overdrafts	—	(83)
Repayment of long-term debt	(1,552)	(59)
Proceeds from borrowing on revolving credit facility	—	—
Payment on revolving credit facility	—	(707)
Repurchase of company stock	—	(74)
Exercise of employee stock options	540	2,029
Net cash provided by financing activities of continuing operations	1,522	1,106
Net cash used in financing activities of discontinued operations	(28,846)	(1,717)
Net cash used in financing activities	(30,368)	(611)

Net increase in cash and cash equivalents	28,325	—
Cash and cash equivalents at beginning of period	4,524	—
Cash and cash equivalents at end of the period	$32,849	—

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. is a holding company engaged in the real estate business, namely (i) mining royalty land ownership and leasing, (ii) land acquisition, entitlement and development primarily for future warehouse/office or residential building construction, (iii) ownership, leasing, and management of a residential apartment building, and (iv) warehouse/office building ownership, leasing and management.

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”). Our investment in the Brooksville joint venture, BC FRP Realty joint venture, and RiverFront Holdings II joint venture are accounted for under the equity method of accounting (See Note 11).

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and 3 additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. This results in disposition of all of the Company’s industrial flex/office warehouse properties and as a result, these properties have been reclassified as discontinued operations for all periods presented. The Asset Management segment will contain the remaining three office buildings on a go forward basis.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. Lease contracts with customers constitute a vast majority of our revenues and are a specific scope exception. The new standard was adopted beginning with the first quarter of 2018 in connection with our revenues not subject to leases and did not have a material impact on our financial statements.

(3) Business Segments. The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Land Development and Construction and RiverFront on the Anacostia, as described below.

The Asset Management segment owns, leases and manages warehouse/office buildings located predominately in the Baltimore/Northern Virginia/Washington, DC market area. The flex/office warehouses in the Asset Management Segment were sold and reclassified to discontinued operations leaving only three office buildings.

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

In July 2017, Phase I (Dock 79) of the development known as RiverFront on the Anacostia in Washington, D.C., a 300,000 square foot residential apartment building developed by a joint venture between the Company and MidAtlantic Realty Partners (“MRP”), reached stabilization, meaning 90% of the individual apartments have been leased and are occupied by third party tenants. Upon reaching stabilization, the Company had, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the value of the development at the time of stabilization. The attainment of stabilization also resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture as a new segment called RiverFront on the Anacostia.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and 3 additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties have been reclassified as discontinued operations for all periods presented.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Asset management	$568	553	1,149	1,151
Mining royalty lands	2,055	1,833	3,827	3,595
Land development and construction	317	333	614	608
RiverFront on the Anacostia	2,613	—	5,038	—
	5,553	2,719	10,628	5,354

Operating profit (loss):
Before corporate expenses:
Asset management	$258	238	507	522
Mining royalty lands	1,918	1,701	3,536	3,326
Land development and construction	(630)	(383)	(1,007)	(778)
RiverFront on the Anacostia	(293)	—	(1,007)	—
Operating profit before corporate expenses	1,253	1,556	2,029	3,070
Corporate expenses:
Allocated to asset management	(109)	(27)	(112)	(91)
Allocated to mining royalty lands	(52)	(28)	(129)	(94)
Allocated to land development and construction	(283)	(217)	(702)	(725)
Allocated to RiverFront on the Anacostia	(95)	—	(237)	—
Unallocated	(1,170)	(294)	(1,208)	(983)
Total corporate expenses	(1,709)	(566)	(2,388)	(1,893)
	$(456)	990	(359)	1,177

Interest expense	$807	—	1,650	—

Depreciation, depletion and amortization:
Asset management	$129	128	260	260
Mining royalty lands	36	35	90	74
Land development and construction	57	110	114	165
RiverFront on the Anacostia	1,909	—	4,065	—
	$2,131	273	4,529	499
Capital expenditures:
Asset management	$6	4	167	31
Mining royalty lands	—	—	—	—
Land development and construction	1,018	482	1,310	1,707
RiverFront on the Anacostia	185	—	(58)	—
	$1,209	486	1,419	1,738

	June 30,	December 31,
Identifiable net assets	2018	2017

Asset management	$10,594	2,960
Discontinued operations	2,210	176,694
Mining royalty lands	38,606	38,656
Land development and construction	45,017	46,684
Riverfront on the Anacostia	140,257	144,386
Cash items	311,422	4,524
Unallocated corporate assets	1,838	4,830
	$549,944	418,734

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $370,000 and $320,000 for the three months ended June 30, 2018 and 2017 and $729,000 and $877,000 for the six months ended June 30, 2018 and 2017, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

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

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2018	2017
5.6% to 8% mortgage notes
due in installments through 2027	$—	29,664
Riverfront permanent loan	$88,720	88,653
	88,720	118,317
Less portion due within one year	—	4,463
	$88,720	113,854

On May 21, 2018 in conjunction with the sale of the warehouse business the Companies mortgages notes were prepaid and the credit line with First Tennessee Bank, N.A. was terminated. Prepayment penalties of $3,420,000 were paid.

On January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of June 30, 2018, there was no debt outstanding on the revolver, $2,202,000 outstanding under letters of credit and $17,798,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined which excludes FRP RiverFront. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of June 30, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $166 million combined. The Company was in compliance with all covenants as of June 30, 2018.

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

On November 17, 2017, Dock 79’s construction loan and EB5 investment were refinanced by borrowing a principal sum of $90,000,000 pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank ("Loan Documents"). The loan is secured by the Dock 79 real property and improvements, bears a fixed interest rate of 4.125% per annum and has a term of 120 months. During the first 48 months of the loan term, Dock 79 will make monthly payments of interest only, and thereafter, make monthly payments of principal and interest in equal installments based upon a 30-year amortization period. The loan is a non-recourse loan. However, all amounts due under the Loan Documents will become immediately due upon an event of default by Dock 79, such events including, without limitation, Dock 79's (i) failure to: pay, permit inspections or observe covenants under the Loan Documents, (ii) breach of representations made under the Loan Documents (iii) voluntary or involuntary bankruptcy, and (iv) dissolution, or the dissolution of the guarantor. MidAtlantic Realty Partners, LLC, an affiliate of MRP, has executed a carve-out guaranty in connection with the loan.

During the three months ended June 30, 2018 and June 30, 2017 the Company capitalized interest costs of $263,000 and $232,000, respectively. During the six months ended June 30, 2018 and June 30, 2017 the Company capitalized interest costs of $499,000 and $602,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	10,033	9,965	10,024	9,948

Common shares issuable under
share based payment plans
which are potentially dilutive	76	73	75	71

Common shares used for diluted
earnings per common share	10,109	10,038	10,099	10,019

Net income attributable to the Company	$119,982	1,713	121,542	3,156

Basic earnings per common share:
Basic	$11.96	0.17	12.13	0.32
Diluted	$11.87	0.17	12.04	0.32

For the three and six months ended June 30, 2018, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2017, 13,610 and 22,422 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 532,217 at June 30, 2018.

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

On May 21, 2018, under the 2016 Equity Incentive Plan change-in-control clause, all unvested stock options held by the Company’s named executive officers became vested and fully exercisable. Included in stock compensation expense was $402,000 for the vesting of option grants from 2016 and 2017 due to the asset disposition.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock option grants	$428	33	469	110
Annual director stock award	683	—	683	445
	$1,111	33	1,152	555

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
January 1, 2018	174,510	$28.70	6.0	$1,901
Granted	—	$—		$—
Exercised	(19,352)	$27.88		$(221)
Outstanding at
June 30, 2018	155,158	$28.81	5.5	$1,680
Exercisable at
June 30, 2018	138,693	$28.65	5.4	$1,456
Vested during
six months ended
June 30, 2018	138,693			$454

The aggregate intrinsic value of exercisable in-the-money options was $5,007,000 and the aggregate intrinsic value of outstanding in-the-money options was $5,577,000 based on the market closing price of $64.75 on June 29, 2018 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2018 was $114,000, which is expected to be recognized over a weighted-average period of 2.3 years.

Gains of $576,000 were realized by option holders during the six months ended June 30, 2018. Patriot realized the tax benefits of $528,000 of these gains because these options were exercised by Patriot employees for options granted prior to the spin-off.

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

The Company executed a letter of intent with MRP in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement. The Company has no obligation to remediate any known contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase. The Company's actual expense to address this issue may be materially higher or lower than the expense previously recorded depending upon the actual costs incurred.

(9) Concentrations.  The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 14% of the Company’s consolidated revenues during the six months ended June 30, 2018 and $274,000 of accounts receivable at June 30, 2018.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with First Tennessee Bank and BB&T.  At times, such amounts may exceed FDIC limits.

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

As of June 30, 2018 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis. Footnote 12 describes a remeasurement to fair value of certain assets at July 1, 2017. At June 30, 2018 and 2017, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term notes payable and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2018, the carrying amount and fair value of such other long-term debt was $88,720,000 and $87,436,000, respectively. At December 31, 2017, the carrying amount and fair value of such other long-term debt was $118,317,000 and $122,271,000, respectively.

(11) Investments in Joint Ventures (Equity Method).

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the six months ended June 30, 2018 includes a loss of $23,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). During the quarter ending March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May, 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 and $330,000 for one lot through September 15, 2018 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at June 30, 2018 was $5,869,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $4.6 million of cash. MRP contributed capital of $5.1 million to the joint venture including development costs paid prior to the formation of the joint venture and a $750,000 development fee. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 72 months extension with a 30 year amortization of principal at 2.15% over 7 year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership

As of June 30, 2018
Brooksville Quarry, LLC	50.00%	7,489	14,406	(46)	(23)
BC FRP Realty, LLC	50.00%	5,945	18,858	—	—
RiverFront Holdings II, LLC	80.00%	9,182	15,267	—	—
Total		$22,616	48,531	(46)	(23)

As of December 31, 2017
RiverFront Holdings I, LLC (1)	—	$—	—	(2,019)	(1,558)
Brooksville Quarry, LLC	50.00%	7,516	14,411	(80)	(40)
BC FRP Realty, LLC	50.00%	5,890	15,027	—	—
Total		$13,406	29,438	(2,099)	(1,598)

(1)	The Company consolidated this joint venture effective July 1, 2017 (see Footnote 12).
15

Income statements for the RiverFront Holdings I, LLC, prior to consolidation July 1, 2017 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Revenues:
Rental Revenue	$1,742	3,053
Revenue – Reimbursements	18	33
Total Revenues	1,760	3,086
Cost of operations:
Depreciation and amortization	1,095	1,958
Operating expenses	621	1,096
Property taxes	240	459
Total cost of operations	1,956	3,513
Total operating profit	(196)	(427)
Interest expense	(836)	(1,592)
Net loss of the Partnership	$(1,032)	(2,019)

The amount of consolidated accumulated deficit for these joint ventures was $(2,655,000) and $(2,638,000) as of June 30, 2018 and December 31, 2017 respectively.

(12) Consolidation of RiverFront Investment Partners I, LLC. On March 30, 2012 the Company entered into a Contribution Agreement with MRP to form a joint venture to develop the first phase only of the four-phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own an approximately 300,000 square foot residential apartment building (including approximately 18,000 square feet of retail) on approximately 2 acres of the roughly 5.82-acre site. The joint venture, RiverFront Investment Partners I, LLC (“RiverFront I”) was formed in June 2013 as contemplated. The Company contributed land with an agreed to value of $13,500,000 (cost basis of $6,165,000) and contributed cash of $4,866,000 to the Joint Venture for a 77.14% stake in the venture. MRP contributed capital of $5,553,000 to the joint venture including development costs paid prior to formation of the joint venture. Construction commenced in October 2014, and first occupancy was in August 2016. The Company’s equity interest in the joint venture was previously accounted for under the equity method of accounting as MRP acted as the administrative agent of the joint venture and oversaw and controlled the day to day operations of the project.

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

(13) Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. The results of operations associated with discontinued operations for the three and six month periods ended June 30, 2018 and 2017 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$3,394	5,472	9,412	10,998
Revenue – reimbursements	716	1,169	2,245	2,330
Total Revenues	4,110	6,641	11,657	13,328

Cost of operations:
Depreciation, depletion and amortization	1,217	1,929	3,102	3,762
Operating expenses	464	795	1,642	1,566
Property taxes	449	753	1,247	1,454
Management company indirect	812	168	990	333
Corporate expenses	655	—	1,402	—
Total cost of operations	3,597	3,645	8,383	7,115

Total operating profit	513	2,996	3,274	6,213

Interest expense	(187)	(371)	(587)	(619)
Gain on sale of buildings	164,807	—	164,807	—

Income before income taxes	165,133	2,625	167,494	5,594
Provision for income taxes	44,668	1,037	45,307	2,210

Income from discontinued operations	$120,465	1,588	122,187	3,384
17

The components of the balance sheet are as follows (in thousands):

	June 30	December 31
Assets:	2018	2017
Real estate investments at cost:
Land	$546	40,465
Buildings and improvements	3,315	186,657
Projects under construction	—	6,617
Total investments in properties	3,861	233,739
Less accumulated depreciation and depletion	2,331	68,049
Net investments in properties	1,530	165,690

Accounts receivable, net	332	405
Unrealized rents	94	4,088
Deferred costs	251	6,509
Other assets	3	2
Assets of discontinued operations	$2,210	176,694

Liabilities:
Secured notes payable, current portion	$—	23,825
Secured notes payable, less current portion	—	4,338
Accounts payable and accrued liabilities	189	2,289
Deferred revenue	2	967
Federal and state income taxes payable	46,228	—
Tenant security deposits	37	861
Liabilities of discontinued operations	$46,456	32,280

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

Overview - FRP Holdings, Inc. is a holding company engaged in the real estate business, namely (i) mining royalty land ownership and leasing, (ii) land acquisition, entitlement and development primarily for future warehouse/office or residential building construction, (iii) ownership, leasing, and management of a residential apartment building, and (iv) warehouse/office building ownership, leasing and management.

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. As of the end of the quarter, cash was $311 million, and we are currently exploring options to reinvest these proceeds into opportunities more in line with our other business segments.

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

Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial/industrial business parks providing 5–15 building pads which we typically convert into warehouse/office buildings. To date, our management team has converted 29 of these pads into developed buildings. Our typical practice has been to transfer these assets to the Asset Management segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also opportunistically sold several of these pad sites over time to third party “users”.

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional +/- .7 million sf. of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	15	187,500	1 lot ready for building construction.
Windlass Run Business Park, MD	17.5 (50% Interest)	164,500 (50% Interest)	Company owns a 50% in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft.
Hollander 95 Business Park, MD	33	327,900	Horizontal development completed.
Total	65.5	679,900

Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert three of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We completed construction on a 79,550 square foot spec building at Hollander Business Park that was put into service in the third quarter of fiscal 2016. Also in the third quarter of fiscal 2016 we started construction on a 103,448 square foot building in Patriot Business Center that was placed in service in 2017. Our final building at Patriot Business Park was under construction in 2017 and completed in the second quarter of 2018. In April 2016 we entered into a joint venture agreement to develop 12 office buildings on our remaining lots at Windlass Run and on adjacent frontage property owned by St. John Properties. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

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

Our strategy when selling parcels outright is to attempt to convert the proceeds into income producing real estate for our Asset Management segment through a Section 1031 tax-deferred exchange. An example of this is the Windlass Run 179 acre tract purchased for $5.2 million in 2002. When purchased, the entire parcel was zoned for commercial/industrial uses. We successfully rezoned the 109 acres for medium density residential development and on April 17, 2013, we entered into a contract to sell the residential portion of the property for $19 million. The first phase of the Windlass Run residential land was sold for $8 million and the proceeds were used in a Section 1031 exchange to acquire our Transit Business Park in 2013. Phase 2 was sold in November 2015 for $11.1 million and we used $9.9 million of the proceeds to acquire the Port Capital Building.

An example of property in this segment being developed through joint venture is Phase I of our RiverFront on the Anacostia project which was contributed to a joint venture with MRP in 2014 and is now complete as a 305 unit apartment building including 18,000 sf of ground floor retail.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Phase II contributed to JV and under construction.	$6,105,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$7,319,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$8,251,000
Total	77.5		$21,675,000

RIVERFRONT ON THE ANACOSTIA PHASES III-IV: This property consists of 2.5 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 860,000 square feet of “mixed-use” development in three phases. See “RiverFront on the Anacostia Segment” below for discussion on Phase I. Phases II, III and IV are slated for residential, office, and hotel/residential buildings, respectively, all with permitted first floor retail uses.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $4.6 million of cash. MRP contributed capital of $5.1 million to the joint venture including development costs paid prior to the formation of the joint venture and a $750,000 development fee. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 72 months extension with a 30 year amortization of principal at 2.15% over 7 year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

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

Comparative Results of Operations for the Three months ended June 30, 2018 and 2017

Consolidated Results

	Three months ended
(dollars in thousands)	June 30,
	2018	2017	Change	%
Revenues:
Rental Revenue	$3,350	$750	$2,600	346.7%
Mining Royalty and rents	2,033	1,809	224	12.4%
Revenue-Reimbursements	170	160	10	6.3%
Total Revenues	5,553	2,719	2,834	104.2%

Cost of operations:
Depreciation/Depletion/Amortization	2,131	273	1,858	680.6%
Operating Expenses	1,103	207	896	432.9%
Property Taxes	611	376	235	62.5%
Mgmt company indirect	455	307	148	48.2%
Corporate Expense	1,709	566	1,143	201.9%
Total cost of operations	6,009	1,729	4,280	247.5%

Total operating profit (loss)	(456)	990	(1,446)	-146.1%

Interest Income and other	216	—	216	100.0%
Interest Expense	(807)	—	(807)	100.0%
Equity in loss of joint ventures	(11)	(806)	795	-98.6%

Income (loss) before income taxes	(1,058)	184	(1,242)	-675.0%
Provision for (benefit from) income taxes	(179)	59	(238)	-403.4%
Income (loss) from continuing operations	(879)	125	(1,004)	-803.2%

Income from discontinued operations, net	120,465	1,588	118,877	7486.0%

Net income	119,586	1,713	117,873	6881.1%
Loss attributable to noncontrolling interest	(396)	—	(396)	100.0%
Net income attributable to the Company	$119,982	$1,713	$118,269	6904.2%

Net income for the second quarter of 2018 was $119,982,000 or $11.87 per share versus $1,713,000 or $.17 per share in the same period last year. Income from discontinued operations for the second quarter of 2018 was $120,465,000 or $11.92 per share versus $1,588,000 or $.16 per share in the same period last year. Loss from continuing operations for the quarter of $879,000 included $1,085,000 in stock compensation expense ($682,800 for the 2018 director stock grant and $402,000 for vesting of option grants from 2016 and 2017 due to the asset disposition).

Total revenues were $5,553,000, up 104.2%, versus the same period last year, primarily because of the addition of rental revenues from Dock 79 when its results were consolidated starting in July 2017.

In April, construction began on Phase II of our RiverFront on the Anacostia project, which we expect to deliver in the first or second quarter of 2020.

Asset Management Segment Results

	Three months ended June 30
(dollars in thousands)	2018	%	2017	%	Change	%

Rental revenue	$546	96.1%	536	96.9%	10	1.9%
Revenue-reimbursements	22	3.9%	17	3.1%	5	29.4%

Total revenue	568	100.0%	553	100.0%	15	2.7%

Depreciation, depletion and amortization	129	22.7%	128	23.1%	1	0.8%
Operating expenses	91	16.0%	128	23.1%	(37)	-28.9%
Property taxes	40	7.1%	35	6.3%	5	14.3%
Management company indirect	50	8.8%	24	4.4%	26	108.3%
Corporate expense	109	19.2%	27	4.9%	82	303.7%

Cost of operations	419	73.8%	342	61.8%	77	22.5%

Operating profit	$149	26.2%	211	38.2%	(62)	-29.4%

Most of the Asset Management Segment was reclassified to discontinued operations leaving only three office buildings. Total revenues in this segment were $568,000, up $15,000 or 2.7%, over the same period last year. Operating profit was $149,000, down $62,000 compared to the same quarter last year due to an $82,000 increase in corporate expense allocation.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended June 30, 2018:

  Mining Royalty and rents revenue were up $224,000, or 12.4%.

	Three months ended June 30
(dollars in thousands)	2018	%	2017	%

Mining Royalty and rents	$2,033	98.9%	1,809	98.7%
Revenue-reimbursements	22	1.1%	24	1.3%

Total revenue	2,055	100.0%	1,833	100.0%

Depreciation, depletion and amortization	36	1.8%	35	1.9%
Operating expenses	40	1.9%	39	2.1%
Property taxes	61	3.0%	58	3.2%
Corporate expense	52	2.5%	28	1.5%

Cost of operations	189	9.2%	160	8.7%

Operating profit	$1,866	90.8%	1,673	91.3%

Total revenues in this segment were $2,055,000 versus $1,833,000 in the same period last year. Total operating profit in this segment was $1,866,000, an increase of $193,000 versus $1,673,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Three Months ended June 30, 2018:

  Construction began on Phase II of our RiverFront on the Anacostia project.

	Three months ended June 30
(dollars in thousands)	2018	2017	Change

Rental revenue	$214	214	—
Revenue-reimbursements	103	119	(16)

Total revenue	317	333	(16)

Depreciation, depletion and amortization	57	110	(53)
Operating expenses	367	40	327
Property taxes	231	283	(52)
Management company indirect	292	283	9
Corporate expense	283	217	66

Cost of operations	1,230	933	297

Operating loss	$(913)	(600)	(313)

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	We are fully engaged in the formal process of seeking PUD entitlements for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook.”
•	We began construction in the third quarter of last year on our joint venture with St. John Properties and expect to complete construction of the first phase of this project in the third quarter of 2018. This first phase will comprise four single-story buildings totaling 100,000 square feet of office and retail space.
•	We are the financial backer of a residential development in Essexshire now known as “Hyde Park.” This project will hold 125 town homes and 4 single family lots and is currently in the entitlement process.
•	This quarter, we began construction on a 94,350-square foot spec building at Hollander Business Park. This Class “A” facility will be our first building with a 32-foot clear ceiling height and should come on line in the second quarter of 2019.
•	As mentioned previously, in April of this past quarter, we began construction on Phase II of our RiverFront on the Anacostia project, now known as “The Maren.” We expect to deliver the building in the first half of 2020.

RiverFront on the Anacostia Segment Results

Highlights of the Three Months ended June 30, 2018:

  Beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment. FRP’s share of prior period results are included in the line Equity in loss of joint ventures in the Company’s overall Consolidated Statements of Income.

	Three Months Ended June 30
(dollars in thousands)	2018	%	2017	%

Rental revenue	$2,590	99.1%	—	—%
Revenue-reimbursements	23	0.9%	—	—%

Total revenue	2,613	100.0%	—	—%

Depreciation and amortization	1,909	73.1%	—	—%
Operating expenses	605	23.1%	—	—%
Property taxes	279	10.7%	—	—%
Management company indirect	113	4.3%	—
Corporate expense	95	3.6%	—	—%

Cost of operations	3,001	114.8%	—	—%

Operating profit	$(388)	-14.8%	$—	—%

Average occupancy for the quarter was 95.0% and at the end of the second quarter, Dock 79 was 95.1% leased and 97.4% occupied. During the second quarter, 58.0% of expiring leases renewed with an average increase in rent of 4.5%. Both figures exceeded our budgeted expectations. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Comparative Results of Operations for the Six months ended June 30, 2018 and 2017

Consolidated Results

	Six months ended
(dollars in thousands)	June 30,
	2018	2017	Change	%
Revenues:
Rental Revenue	$6,497	$1,507	$4,990	331.1%
Mining Royalty and rents	3,783	3,548	235	6.6%
Revenue-Reimbursements	348	299	49	16.4%
Total Revenues	10,628	5,354	5,274	98.5%

Cost of operations:
Depreciation/Depletion/Amortization	4,529	499	4,030	807.6%
Operating Expenses	1,968	437	1,531	350.3%
Property Taxes	1,286	737	549	74.5%
Mgmt company indirect	816	611	205	33.6%
Corporate Expense	2,388	1,893	495	26.1%
Total cost of operations	10,987	4,177	6,810	163.0%

Total operating profit	(359)	1,177	(1,536)	-130.5%

Interest Income and other	221	—	221	100.0%
Interest Expense	(1,650)	—	(1,650)	100.0%
Equity in loss of joint ventures	(23)	(1,577)	1,554	-98.5%

Income before income taxes	(1,811)	(400)	(1,411)	352.8%
Provision for income taxes	(239)	(172)	(67)	39.0%
Income from continuing operations	(1,572)	(228)	(1,344)	589.5%

Income from discontinued operations, net	122,187	3,384	118,803	3510.7%

Net income	120,615	3,156	117,459	3721.8%
Loss attributable to noncontrolling interest	(927)	—	(927)	100.0%
Net income attributable to the Company	$121,542	$3,156	$118,386	3751.1%

Net income for first half of 2018 was $121,542,000 or $12.04 per share versus $3,156,000 or $.32 per share in the same period last year. Income from discontinued operations for the second quarter of 2018 was $122,187,000 or $12.10 per share versus $3,384,000 or $.34 per share in the same period last year. Loss from continuing operations for the period of $1,572,000 included $1,085,000 in stock compensation expense ($682,800 for the 2018 director stock grant and $402,000 for vesting of option grants from 2016 and 2017 due to the asset disposition).

Total revenues were $10,628,000, up 98.5%, versus the same period last year, primarily because of the addition of rental revenues from Dock 79 when its results were consolidated starting in July 2017.

Asset Management Segment Results

	Six months ended June 30
(dollars in thousands)	2018	%	2017	%	Change	%

Rental revenue	$1,099	95.6%	1,113	96.7%	(14)	-1.3%
Revenue-reimbursements	50	4.4%	38	3.3%	12	31.6%

Total revenue	1,149	100.0%	1,151	100.0%	(2)	-0.2%

Depreciation, depletion and amortization	260	22.6%	260	22.6%	—	0.0%
Operating expenses	229	19.9%	252	21.9%	(23)	-9.1%
Property taxes	79	6.9%	71	6.2%	8	11.3%
Management company indirect	74	6.5%	46	4.0%	28	60.9%
Corporate expense	112	9.7%	91	7.9%	21	23.1%

Cost of operations	754	65.6%	720	62.6%	34	4.7%

Operating profit	$395	34.4%	431	37.4%	(36)	-8.4%

Total revenues in this segment were $1,149,000, down $2,000 or .2%, over the same period last year. Operating profit of $395,000 was down $36,000 compared to the same period last year due primarily to an increase of $21,000 in corporate expense allocation.

Mining Royalty Lands Segment Results

Highlights of the Six Months ended June 30, 2018:

  Mining Royalty and rents revenue were up $235,000, or 6.6%.

	Six months ended June 30
(dollars in thousands)	2018	%	2017	%

Mining Royalty and rents	$3,783	98.9%	3,548	98.7%
Revenue-reimbursements	44	1.1%	47	1.3%

Total revenue	3,827	100.0%	3,595	100.0%

Depreciation, depletion and amortization	90	2.4%	74	2.1%
Operating expenses	80	2.1%	78	2.2%
Property taxes	121	3.2%	117	3.2%
Corporate expense	129	3.3%	94	2.6%

Cost of operations	420	11.0%	363	10.1%

Operating profit	$3,407	89.0%	3,232	89.9%

Total revenues in this segment were $3,827,000 versus $3,595,000 in the same period last year. Total operating profit in this segment was $3,407,000, an increase of $175,000 versus $3,232,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Six Months ended June 30, 2018:

  Total revenue was up $6,000, or 1%.

	Six months ended June 30
(dollars in thousands)	2018	2017	Change

Rental revenue	$395	394	1
Revenue-reimbursements	219	214	5

Total revenue	614	608	6

Depreciation, depletion and amortization	114	165	(51)
Operating expenses	475	107	368
Property taxes	499	549	(50)
Management company indirect	533	565	(32)
Corporate expense	702	725	(23)

Cost of operations	2,323	2,111	212

Operating loss	$(1,709)	(1,503)	(206)

RiverFront on the Anacostia Segment Results

Highlights of the Six Months ended June 30, 2018:

  Beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment. FRP’s share of prior period results are included in the line Equity in loss of joint ventures in the Company’s overall Consolidated Statements of Income.

	Six Months Ended June 30
(dollars in thousands)	2018	%	2017	%

Rental revenue	$5,003	99.3%	—	—%
Revenue-reimbursements	35	0.7%	—	—%

Total revenue	5,038	100.0%	—	—%

Depreciation and amortization	4,065	80.7%	—	—%
Operating expenses	1,184	23.5%	—	—%
Property taxes	587	11.7%	—	—%
Management company indirect	209	4.1%	—
Corporate expense	237	4.7%	—	—%

Cost of operations	6,282	124.7%	—	—%

Operating profit	$(1,244)	-24.7%	$—	—%

Average occupancy for the first six months was 94.7% and at the end of the second quarter, Dock 79 was 95.1% leased and 97.4% occupied. Through the first half of the year, 60.2% of expiring leases renewed with an average increase in rent of 3.6%. Both figures exceeded our budgeted expectations. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2018, we had no debt borrowed under our $20 million Wells Fargo revolver, $2,202,000 outstanding under letters of credit and $17,798,000 available to borrow under the revolver. In November, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended June 31,
	2018	2017
Total cash provided by (used for):
Operating activities	$7,015	8,986
Investing activities	51,678	(8,375)
Financing activities	(30,368)	(611)
Increase in cash and cash equivalents	$28,325	—

Outstanding debt at the beginning of the period	$118,317	40,745
Outstanding debt at the end of the period	$88,720	38,262
29

Operating Activities - Net cash provided by operating activities decreased $1,971,000 to $7,015,000 for the six months ended June 30, 2018. The total of net income plus depreciation, depletion and amortization increased $122,000 versus the same period last year. These changes are described above under “Comparative Results of Operations”. Equity in the loss of joint ventures was $23,000 in the first six months of 2018 versus $1,577,000 in the same period last year primarily as a result of expenses and depreciation during the lease up of Dock 79 last year. Income tax payable was $728,000 at June 30, 2018 compared to income tax receivable of $2,962,000 at June 30, 2017.

Investing Activities - For the six months ended June 30, 2018, cash provided by investing activities increased to $51,678,000 versus cash used in investing activities of $8,375,000 in the same period last year due primarily to the proceeds on the sale of the buildings offset by the cash held in escrow related to the sale.

Financing Activities – For the six months ended June 30, 2018, cash required by financing activities was $30,368,000 versus $611,000 in the same period last year primarily due to the payoff of mortgage loans related to the buildings sold.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of June 30, 2018, there was no debt outstanding on the revolver and $2,202,000 outstanding under letters of credit and $17,798,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of June 30, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $166 million combined. The Company was in compliance with all covenants as of June 30, 2018.

On November 17, 2017, Riverfront Holdings I, LLC (the "Joint Venture") refinanced the Dock 79 project pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank ("Loan Documents"). The Joint Venture, which was formed between FRP Holdings, Inc. (the "Company") and MRP in 2014 in connection with the development of the Riverfront on the Anacostia property, borrowed a principal sum of $90,000,000 in connection with the refinancing. The loan is secured by the Dock 79 real property and improvements, bears a fixed interest rate of 4.125% per annum and has a term of 120 months. During the first 48 months of the loan term, the Joint Venture will make monthly payments of interest only, and thereafter, make monthly payments of principal and interest in equal installments based upon a 30-year amortization period. The loan is a non-recourse loan to the Company. However, all amounts due under the Loan Documents will become immediately due upon an event of default by the Joint Venture, such events including, without limitation, Joint Venture's (i) failure to: pay, permit inspections or observe covenants under the Loan Documents, (ii) breach of representations made under the Loan Documents (iii) voluntary or involuntary bankruptcy, and (iv) dissolution, or the dissolution of the guarantor. MidAtlantic Realty Partners, LLC, an affiliate of MRP, has executed a carve-out guaranty in connection with the loan.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. As of June 30, 2018, $4,883,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its 2018 capital expenditures to include approximately $10,156,000 for real estate development and acquisitions, of which $3,252,000 has been expended to date, which will be funded mostly out of cash generation from operations and property sales or partly from borrowings under our credit facilities.

Summary and Outlook. The last three months were huge for this company. Mining Royalty revenue was up the second straight quarter. Dock 79 continues to exceed our lofty expectations making us all the more excited for 2020 and the arrival of its younger sibling, “The Maren.” The development of our remaining lots commenced with the start of construction of our first 32-foot clear ceiling height building at Hollander Business Park. However, all of that is secondary in importance to the significance of the sale of our industrial real estate portfolio, which closed the book on nearly three decades of hard work and value creation by our team in Baltimore and raises the question of what comes next. The problem of what to do with the proceeds is a good one to have, but a problem nonetheless. Selling when one believes valuations are at their peak also means having to deploy the proceeds when valuations are at their peak, which obviously we are loath to do. As mentioned previously, we are currently looking for opportunities more in line with our other business segments, but that does not mean we are going to let this money “burn a hole in our pocket.” Being opportunistic means being disciplined in our approach, remaining patient rather than pressing. If that means letting the cash earn interest for a few quarters, that is what we are prepared to do. We are not going to wait forever to put this money to work, but this sale and its proceeds are too important an opportunity to waste, and as stewards of your capital, we are taking this moment very seriously.

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

Net Operating Income Reconciliation
Six months ended 06/30/18 (in thousands)
	Asset	Land	RiverFront	Mining	Unallocated	FRP
	Management	Development	Anacostia	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income from continuing operations	288	(1,247)	(2,362)	2,469	(720)	(1,572)
Income Tax Allocation	107	(462)	(532)	915	(267)	(239)
Income from continuing operations before income taxes	395	(1,709)	(2,894)	3,384	(987)	(1,811)

Less:
Unrealized rents	—	—	116	—	—	116
Interest income	—	—	—	—	221	221
Plus:
Unrealized rents	29	—	—	241	—	270
Equity in loss of Joint Venture	—	—	—	23	—	23
Interest Expense	—	—	1,650	—	—	1,650
Depreciation/Amortization	260	114	4,065	90	—	4,529
Management Co. Indirect	74	533	209	—	—	816
Allocated Corporate Expenses	112	702	237	129	1,208	2,388

Net Operating Income (loss)	870	(360)	3,151	3,867	—	7,528

Net Operating Income Reconciliation
Six months ended 06/30/17 (in thousands)
	Asset	Land	Mining	Unallocated	FRP
	Management	Development	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Expenses	Totals
Income from continuing operations	261	(1,860)	1,952	(581)	(228)
Income Tax Allocation	170	(1,201)	1,261	(402)	(172)
Income from continuing operations before income taxes	431	(3,061)	3,213	(983)	(400)

Plus:
Unrealized rents	46	—	221	—	267
Equity in loss of Joint Venture	—	1,558	19	—	1,577
Depreciation/Amortization	260	165	74	—	499
Management Co. Indirect	46	565	—	—	611
Allocated Corporate Expenses	91	725	94	983	1,893

Net Operating Income (loss)	874	(48)	3,621	—	4,447

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreements with Wells Fargo and First Tennessee Bank.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at June 30, 2018 was 1.4%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The applicable borrowing spread margin at June 30, 2018 with First Tennessee Bank was 1.9%.

The Company did not have any variable rate debt at June 30, 2018, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of June 30, 2018, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

FRP Holdings, Inc.

Date: August 8, 2018	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
34

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

