Form 10-Q
period 2018-09-30
FRP HOLDINGS, INC.
filed 2018-11-08
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [x]

Non-accelerated filer [_]	Smaller reporting company [x]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Stock, $.10 par value per share	10,076,524 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2018

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate reinvestment opportunities for the proceeds from the Sale Transaction; levels of construction activity in the markets served by our mining properties; demand for apartments in Washington D.C.: our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	September 30	December 31
Assets:	2018	2017
Real estate investments at cost:
Land	$83,721	87,235
Buildings and improvements	146,632	147,670
Projects under construction	6,131	1,764
Total investments in properties	236,484	236,669
Less accumulated depreciation and depletion	29,772	26,755
Net investments in properties	206,712	209,914

Real estate held for investment, at cost	7,176	7,176
Investments in joint ventures	25,090	13,406
Net real estate investments	238,978	230,496

Cash and cash equivalents	34,782	4,524
Cash held in escrow	34,270	333

Accounts receivable, net	738	615
Investments available for sale	191,288	—
Federal and state income taxes receivable	2,022	2,962
Unrealized rents	594	223
Deferred costs	942	2,708
Other assets	451	179
Assets of discontinued operations	3,194	176,694
Total assets	$507,259	418,734

Liabilities:
Secured notes payable, current portion	$—	125
Secured notes payable, less current portion	88,755	90,029
Accounts payable and accrued liabilities	2,829	2,081
Environmental remediation liability	100	2,037
Deferred revenue	32	107
Deferred income taxes	23,795	25,982
Deferred compensation	1,452	1,457
Tenant security deposits	53	54
Liabilities of discontinued operations	1,872	32,280
Total liabilities	118,888	154,152

Commitments and contingencies (Note 8)

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 10,076,524 and 10,014,667 shares issued and outstanding, respectively	1,008	1,001
Capital in excess of par value	58,030	55,636
Retained earnings	310,620	186,855
Accumulated other comprehensive income (loss), net	(375)	38
Total shareholders’ equity	369,283	243,530
Noncontrolling interest MRP	19,088	21,052
Total equity	388,371	264,582
Total liabilities and shareholders’ equity	$507,259	418,734

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$3,440	3,102	9,937	4,609
Mining Royalty and rents	2,102	1,763	5,885	5,311
Revenue – reimbursements	200	170	548	469
Total Revenues	5,742	5,035	16,370	10,389

Cost of operations:
Depreciation, depletion and amortization	1,821	2,804	6,350	3,303
Operating expenses	983	875	2,951	1,312
Environmental remediation	(465)	—	(465)	—
Property taxes	663	647	1,949	1,384
Management company indirect	550	351	1,366	962
Corporate expenses (Note 4 Related Party)	522	617	2,910	2,510
Total cost of operations	4,074	5,294	15,061	9,471

Total operating profit (loss)	1,668	(259)	1,309	918

Interest income	1,654	—	1,875	—
Interest expense	(768)	(783)	(2,418)	(783)
Equity in loss of joint ventures	(13)	(12)	(36)	(1,589)
Gain on remeasurement of investment in real
estate partnership	—	60,196	—	60,196
Loss on investment land sold	(3)	—	(3)	—

Income before income taxes	2,538	59,142	727	58,742
Provision for income taxes	508	15,543	269	15,371
Income from continuing operations	2,030	43,599	458	43,371

Income (loss) from discontinued operations, net	(78)	1 ,585	122,109	4,969

Net income	1,952	45,184	122,567	48,340
Gain (loss) attributable to noncontrolling interest	(272)	19,793	(1,199)	19,793
Net income attributable to the Company	$2,224	25,391	123,766	28,547

Earnings per common share:
Income from continuing operations-
Basic	$0.20	4.36	0.05	4.35
Diluted	$0.20	4.33	0.05	4.32
Discontinued operations-
Basic	$(0.01)	0.16	12.17	0.50
Diluted	$(0.01)	0.16	12.08	0.50
Net income attributable to the Company-
Basic	$0.22	2.54	12.33	2.86
Diluted	$0.22	2.52	12.24	2.84

Number of shares (in thousands) used in computing:
-basic earnings per common share	10,062	10,004	10,037	9,967
-diluted earnings per common share	10,135	10,066	10,110	10,035

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
Net income	$1,952	45,184	122,567	48,340
Other comp. loss net of tax:
Unrealized loss on investments available for sale	(413)	—	(413)	—
Comprehensive income	$1,539	45,184	122,154	48,340
Less: comprehensive income (loss) attributable to
noncontrolling interests	(272)	19,793	(1,199)	19,793
Comprehensive income attributable to the
Company	$1,811	25,391	123,353	28,547

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands) (Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$122,567	48,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,597	3,403
Deferred income taxes	(2,187)	19,620
Equity in loss of joint ventures	36	1,589
Gain on remeasurement of investment in real estate partnership	—	(60,196)
Gain on sale of equipment	(19)	(15)
Income from discontinued operations, net of tax	(122,109)	(4,969)
Stock-based compensation	1,169	588
Realized loss on available for sale investments	290	—
Net changes in operating assets and liabilities:
Accounts receivable	(123)	(102)
Deferred costs and other assets	(909)	473
Accounts payable and accrued liabilities	673	(346)
Income taxes payable and receivable	940	(2,739)
Other long-term liabilities	(1,943)	25
Net cash provided by operating activities of continuing operations	4,982	5,671
Net cash (used in) provided by operating activities of discontinued operations	(46,642)	9,650
Net cash (used in) provided by operating activities	(41,660)	15,321

Cash flows from investing activities:
Investments in properties	(5,729)	(2,492)
Investments in joint ventures	(7,160)	(621)
Purchases of investments available for sale	(313,306)	—
Proceeds from sales of investments available for sale	121,161	—
Cash at consolidation of real estate partnership	—	2,295
Cash held in escrow	(33,937)	(15)
Proceeds from the sale of assets	77	16
Net cash used in investing activities of continuing operations	(238,894)	(817)
Net cash provided (used in) by investing activities of discontinued operations	340,744	(10,103)
Net cash provided by (used in) investing activities	101,850	(10,920)
Cash flows from financing activities:
Distribution to noncontrolling interest	(765)	—
Decrease in bank overdrafts	—	(254)
Proceeds from long-term debt	—	43
Repayment of long-term debt	(1,552)	(166)
Payment on revolving credit facility	—	(754)
Debt issue costs	—	(21)
Repurchase of company stock	—	(74)
Exercise of employee stock options	1,231	2,127
Net cash (used in) provided by financing activities of continuing operations	(1,086)	901
Net cash used in financing activities of discontinued operations	(28,846)	(2,672)
Net cash used in financing activities	(29,932)	(1,771)

Net increase in cash and cash equivalents	30,258	2,630
Cash and cash equivalents at beginning of period	4,524	—
Cash and cash equivalents at end of the period	$34,782	2,630

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Effective July 1, 2017 the Company consolidated the assets (at fair value), liabilities and operating results of our Riverfront Investment Partners I, LLC partnership (“Dock 79”) which was previously accounted for under the equity method. The ownership of Dock 79 attributable to our partner MRP Realty is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The amounts of consolidated net income attributable to the noncontrolling interest are clearly identified on the accompanying Consolidated Statements of Income.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2017.

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

The Asset Management segment owns, leases and manages warehouse/office buildings located predominately in the Baltimore/Northern Virginia/Washington, DC market area. The flex/office warehouses in the Asset Management Segment were sold (with one remaining warehouse held for sale) and reclassified to discontinued operations leaving only three office buildings.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Asset management	$568	559	1,717	1,710
Mining royalty lands	2,125	1,786	5,952	5,381
Land development and construction	330	323	944	931
RiverFront on the Anacostia	2,719	2,367	7,757	2,367
	5,742	5,035	16,370	10,389

Operating profit (loss):
Before corporate expenses:
Asset management	$276	249	783	771
Mining royalty lands	1,961	1,667	5,497	4,993
Land development and construction	(139)	(390)	(1,146)	(1,168)
RiverFront on the Anacostia	92	(1,168)	(915)	(1,168)
Operating profit before corporate expenses	2,190	358	4,219	3,428
Corporate expenses:
Allocated to asset management	(34)	(27)	(146)	(118)
Allocated to mining royalty lands	(28)	(30)	(157)	(124)
Allocated to land development and construction	(408)	(210)	(1,110)	(935)
Allocated to RiverFront on the Anacostia	(52)	(27)	(289)	(27)
Unallocated	—	(323)	(1,208)	(1,306)
Total corporate expenses	(522)	(617)	(2,910)	(2,510)
	$1,668	(259)	1,309	918

Interest expense	$768	783	2,418	783

Depreciation, depletion and amortization:
Asset management	$145	125	405	385
Mining royalty lands	55	17	145	91
Land development and construction	57	98	171	263
RiverFront on the Anacostia	1,564	2,564	5,629	2,564
	$1,821	2,804	6,350	3,303
Capital expenditures:
Asset management	$17	131	184	162
Mining royalty lands	—	—	—	—
Land development and construction	4,268	292	5,578	1,999
RiverFront on the Anacostia	25	331	(33)	331
	$4,310	754	5,729	2,492

	September 30,	December 31,
Identifiable net assets	2018	2017

Asset management	$10,687	2,960
Discontinued operations	3,194	176,694
Mining royalty lands	38,307	38,656
Land development and construction	51,801	46,684
Riverfront on the Anacostia	138,853	144,386
Investments available for sale	191,288	—
Cash items	69,052	4,524
Unallocated corporate assets	4,077	4,830
	$507,259	418,734

(4) Related Party Transactions. The Company is a party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Transition Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective October 1, 2018.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $360,000 and $352,000 for the three months ended September 30, 2018 and 2017 and $1,089,000 and $1,229,000 for the nine months ended September 30, 2018 and 2017, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

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

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	September 30,	December 31,
	2018	2017
5.6% to 8% mortgage notes
due in installments through 2027	$—	29,664
Riverfront permanent loan	88,755	88,653
	$88,755	118,317
Less portion due within one year	—	4,463
	$88,755	113,854

On May 21, 2018 in conjunction with the sale of the warehouse business the Companies mortgages notes were prepaid and the credit line with First Tennessee Bank, N.A. was terminated. Prepayment penalties of $3,420,000 were paid.

On January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of September 30, 2018, there was no debt outstanding on the revolver, $1,930,000 outstanding under letters of credit and $18,070,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined which excludes FRP RiverFront. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of September 30, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $168 million combined. The Company was in compliance with all covenants as of September 30, 2018.

Effective July 1, 2017 the Company consolidated the assets (at current fair value), liabilities and operating results of our Riverfront Investment Partners I, LLC partnership (“Dock 79”) which was previously accounted for under the equity method. As such the full amount of our construction loan and secondary financing were recorded in the consolidated financial statements and described below.

Effective August 7, 2014, Dock 79 obtained a commitment for a construction loan from a financial institution in the principal amount of $65,000,000 to fund certain development and construction costs of Dock 79. The interest rate on the loan through the initial maturity date was based on the 2.35% over one-month LIBOR. This loan was paid in full on November 17, 2017. Also effective August 7, 2014, Dock 79 partnership member EB5 Capital-Jobs Fund 8, L.P. (“EB5”) made an initial capital contribution of $17 million in cash into an escrow account with a financial institution all of which were used for construction. Associated with the $17 million cash contribution, EB5 was entitled to earn an investment return. The investment return required Dock 79 to pay interest monthly based on an annual rate of 4.95% for the first 5 years. Due to the mandatory redemption requirements associated with the EB5 financing arrangement, the related investment was classified as a liability on the balance sheets. EB5 was paid in full on November 17, 2017. Subsequent to the repayment of the investment return, EB5 is no longer a partner in Dock 79.

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

During the three months ended September 30, 2018 and September 30, 2017 the Company capitalized interest costs of $243,000 and $210,000, respectively. During the nine months ended September 30, 2018 and September 30, 2017 the Company capitalized interest costs of $742,000 and $812,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	10,062	10,004	10,037	9,967

Common shares issuable under
share based payment plans
which are potentially dilutive	73	62	73	68

Common shares used for diluted
earnings per common share	10,135	10,066	10,110	10,035

Net income attributable to the Company	$2,224	25,391	123,766	28,547

Basic earnings per common share:
Basic	$0.22	2.54	12.33	2.86
Diluted	$0.22	2.52	12.24	2.84

For the three and nine months ended September 30, 2018, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2017, 13,610 and 22,422 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(7) Stock-Based Compensation Plans. The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 527,662 at September 30, 2018.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock option grants	$17	33	486	143
Annual director stock award	—	—	683	445
	$17	33	1,169	588

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
January 1, 2018	174,510	$28.70	6.0	$1,901
Granted	—	$—		$—
Exercised	(49,857)	$24.69		$(495)
Outstanding at
September 30, 2018	124,653	$30.31	6.1	$1,406
Exercisable at
September 30, 2018	108,188	$30.34	6.0	$1,182
Vested during
nine months ended
September 30, 2018	28,129			$454

The aggregate intrinsic value of exercisable in-the-money options was $3,436,000 and the aggregate intrinsic value of outstanding in-the-money options was $3,963,000 based on the market closing price of $62.10 on September 28, 2018 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2018 was $97,000, which is expected to be recognized over a weighted-average period of 2.2 years.

Gains of $1,866,000 were realized by option holders during the nine months ended September 30, 2018. Patriot realized the tax benefits of $646,000 of these gains because these options were exercised by Patriot employees for options granted prior to the spin-off.

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

The Company executed a letter of intent with MRP in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement. The Company substantially completed the remediation and reduced the estimated liability in the quarter ending September 30, 2018 by $465,000. The Company has no obligation to remediate any known contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase.

(9) Concentrations.  The mining royalty lands segment has a total of four tenants currently leasing mining locations and one lessee that accounted for 17% of the Company’s consolidated revenues during the nine months ended September 30, 2018 and $284,000 of accounts receivable at September 30, 2018.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with First Tennessee Bank and BB&T.  At times, such amounts may exceed FDIC limits.

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

During the quarter ending September 30, 2018 the Company invested in 78 corporate bonds with individual maturities ranging from 2020 through 2024. The unrealized loss on these bonds of $567,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The amortized cost of the investments was $191,853,000 and the carrying amount and fair value of such bonds were $191,288,000 as of September 30, 2018.

At September 30, 2018 and 2017, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2018, the carrying amount and fair value of such other long-term debt was $88,755,000 and $85,642,000, respectively. At December 31, 2017, the carrying amount and fair value of such other long-term debt was $118,317,000 and $122,271,000, respectively.

(11) Investments in Joint Ventures (Equity Method).

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the nine months ended September 30, 2018 includes a loss of $35,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). During the quarter ending March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at September 30, 2018 was $8,374,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to the formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate of which $690,000 was advanced through September 30, 2018. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 72 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Investments in Joint Ventures (in thousands):

					The
					Company's
			Total Assets	Net Loss	Share of Net
		Total	of the	of the	Loss of the
	Ownership	Investment	Partnership	Partnership	Partnership

As of September 30, 2018
Brooksville Quarry, LLC	50.00%	7,477	14,404	(70)	(35)
BC FRP Realty, LLC	50.00%	5,966	20,689	—	—
RiverFront Holdings II, LLC	80.00%	11,646	20,793	(1)	(1)
Total		$25,089	55,886	(71)	(36)

As of December 31, 2017
RiverFront Holdings I, LLC (1)	—	$—	—	(2,019)	(1,558)
Brooksville Quarry, LLC	50.00%	7,516	14,411	(80)	(40)
BC FRP Realty, LLC	50.00%	5,890	15,027	—	—
Total		$13,406	29,438	(2,099)	(1,598)

(1)	The Company consolidated this joint venture effective July 1, 2017 (see Footnote 12).

Income statements for the RiverFront Holdings I, LLC, prior to consolidation July 1, 2017 (in thousands):

Six Months Ended
June 30,
2017
Revenues:
Rental Revenue	3,053
Revenue – Reimbursements	33
Total Revenues	3,086
Cost of operations:
Depreciation and amortization	1,958
Operating expenses	1,096
Property taxes	459
Total cost of operations	3,513
Total operating profit	(427)
Interest expense	(1,592)
Net loss of the Partnership	(2,019)

The amount of consolidated accumulated deficit for these joint ventures was $(2,664,000) and $(2,638,000) as of September 30, 2018 and December 31, 2017 respectively.

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

(13) Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. The results of operations associated with discontinued operations for the three and nine-month periods ended September 30, 2018 and 2017 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$190	5,636	9,602	16,634
Revenue – reimbursements	29	1,383	2,274	3,713
Total Revenues	219	7,019	11,876	20,347

Cost of operations:
Depreciation, depletion and amortization	29	1,965	3,131	5,727
Operating expenses	52	1,004	1,694	2,570
Property taxes	19	754	1,266	2,208
Management company indirect	370	209	1,360	542
Corporate expenses	56	—	1,458	—
Total cost of operations	526	3,932	8,909	11,047

Total operating profit (loss)	(307)	3,087	2,967	9,300

Interest expense	—	(468)	(587)	(1,087)
Gain on sale of buildings	200	—	165,007	—

Income (loss) before income taxes	(107)	2,619	167,387	8,213
Provision for (benefit from) income taxes	(29)	1,034	45,278	3,244

Income (loss) from discontinued operations	$(78)	1,585	122,109	4,969
17

The components of the balance sheet are as follows (in thousands):

	September 30	December 31
Assets:	2018	2017
Real estate investments at cost:
Land	$546	40,465
Buildings and improvements	3,315	186,657
Projects under construction	—	6,617
Total investments in properties	3,861	233,739
Less accumulated depreciation and depletion	2,353	68,049
Net investments in properties	1,508	165,690

Accounts receivable, net	1,020	405
Unrealized rents	284	4,088
Deferred costs	382	6,509
Other assets	—	2
Assets of discontinued operations	$3,194	176,694

Liabilities:
Secured notes payable, current portion	$—	23,825
Secured notes payable, less current portion	—	4,338
Accounts payable and accrued liabilities	249	2,289
Deferred revenue	59	967
Federal and state income taxes payable	1,527	—
Tenant security deposits	37	861
Liabilities of discontinued operations	$1,872	32,280

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

Asset Management Segment.

The Asset Management segment owns, leases and manages warehouse/office buildings located predominately in the Baltimore/Northern Virginia/Washington, DC market area, although The Company disposed of all but one of its warehouse properties in May 2018.  We focus primarily on owning flexible type facilities that cater to the maximum number of tenant types. As most of our buildings are less than 150,000 square feet, we focus on local and regional vs. national tenants. Hands-on service provided by our in-house construction and property management teams keeps us close to our tenant base. These practices are the cornerstone of our mission to provide the highest quality product and services at competitive rates resulting in tenant satisfaction and ultimately, retention.

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

The remaining pad sites in our inventory today are fully entitled, located in business parks in four different submarkets in the DC/Baltimore/Northern Virginia area, and can support an additional +/- 600,000 square feet of warehouse/office buildings.

Summary of Our Remaining Lot Inventory:

Location	Acreage	SF +/-	Status
Lakeside, MD	15	187,550	1 lot ready for building construction.
Windlass Run Business Park, MD	17.5 (50% Interest)	164,500 (50% Interest)	Company owns a 50% in a joint venture formed in April 2016 with St. John Properties. The joint venture owns the 35 acres and plans to develop the land into 12 office buildings for a total of 329,000 sq. ft.
Hollander 95 Business Park, MD	26	234,450	Horizontal development completed.
Total	58.5	586,500

Having sites ready for vertical construction has rewarded us in the past.  It is the main reason why we were able to convert three of our finished pads at Patriot Business Park into build-to-suit opportunities in 2012, 2013 and 2014.  We completed construction on a 79,550 square foot spec building at Hollander Business Park that was put into service in the third quarter of fiscal 2016. Also in the third quarter of fiscal 2016 we started construction on a 103,448-square-foot building in Patriot Business Center that was placed in service in 2017. Our final building at Patriot Business Park was under construction in 2017 and completed in the second quarter of 2018. In April 2016 we entered into a joint venture agreement to develop 12 office buildings on our remaining lots at Windlass Run and on adjacent frontage property owned by St. John Properties. During second quarter of fiscal 2018 we started construction on a 93,450 square foot spec building at Hollander Business Park. We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us.

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

Our customary strategy when selling parcels outright is to attempt to convert the proceeds into income producing real estate for our Asset Management segment through a Section 1031 tax-deferred exchange. An example of this is the Windlass Run 179-acre tract purchased for $5.2 million in 2002. When purchased, the entire parcel was zoned for commercial/industrial uses. We successfully rezoned the 109 acres for medium density residential development and on April 17, 2013, we entered into a contract to sell the residential portion of the property for $19 million. The first phase of the Windlass Run residential land was sold for $8 million and the proceeds were used in a Section 1031 exchange to acquire our Transit Business Park in 2013. Phase 2 was sold in November 2015 for $11.1 million and we used $9.9 million of the proceeds to acquire the Port Capital Building.

An example of property in this segment being developed through joint venture is Phase I of our RiverFront on the Anacostia project which was contributed to a joint venture with MRP in 2014 and is now complete as a 305-unit apartment building including 18,000 square feet of ground floor retail.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Phase II contributed to JV and under construction.	$6,103,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$7,566,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5-year renewal option.	$8,219,000
Total	77.5		$21,888,000

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

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to the formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate of which $690,000 was advanced through September 30, 2018. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 72 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

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

HAMPSTEAD TRADE CENTER: We purchased this 118-acre tract in 2005 for $4.3 million in a Section 1031 exchange with plans of developing it as a commercial business park. The “great recession” caused us to reassess our plans for this property. As a result, Management has determined that the prudent course of action is to attempt to rezone the property for residential uses and sell the entire tract to another developer such that we can redeploy this capital into assets with more near-term income producing potential. In the fourth quarter of fiscal 2016, the Company received approval from the Town of Hampstead and has rezoned the property for residential use. The Town of Hampstead determined that there was a procedural error made during the rezoning process and expects to correct their error by year end in order to properly memorialize the residential zoning. We are fully engaged in the formal process of seeking PUD entitlements for this 118-acre tract.

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

RiverFront on the Anacostia Segment.

In 2014, approximately 2.1 acres (Phase I) of the total 5.8 acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. Lease up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion election”.

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

Comparative Results of Operations for the Three months ended September 30, 2018 and 2017

Consolidated Results

	Three months ended
(dollars in thousands)	September 30,
	2018	2017	Change	%
Revenues:
Rental Revenue	$3,440	$3,102	$338	10.9%
Mining Royalty and rents	2,102	1,763	339	19.2%
Revenue-Reimbursements	200	170	30	17.6%
Total Revenues	5,742	5,035	707	14.0%

Cost of operations:
Depreciation/Depletion/Amortization	1,821	2,804	(983)	-35.1%
Operating Expenses	983	875	108	12.3%
Environmental remediation	(465)	—	(465)	100.0%
Property Taxes	663	647	16	2.5%
Mgmt company indirect	550	351	199	56.7%
Corporate Expense	522	617	(95)	-15.4%
Total cost of operations	4,074	5,294	(1,220)	-23.0%

Total operating profit (loss)	1,668	(259)	1,927	-744.0%

Interest Income and other	1,654	—	1,654	100.0%
Interest Expense	(768)	(783)	15	-1.9%
Equity in loss of joint ventures	(13)	(12)	(1)	8.3%
Gain on remeasurement of investment in real
estate partnership	—	60,196	(60,196)	-100.0%
Loss on investment land sold	(3)	—	(3)	100.0%

Income before income taxes	2,538	59,142	(56,604)	-95.7%
Provision for income taxes	508	15,543	(15,035)	-96.7%
Income from continuing operations	2,030	43,599	(41,569)	-95.3%

Income (loss) from discontinued operations, net	(78)	1,585	(1,663)	-104.9%
23

Net income	1,952	45,184	(43,232)	-95.7%
Gain (loss) attributable to noncontrolling interest	(272)	19,793	(20,065)	-101.4%
Net income attributable to the Company	$2,224	$25,391	$(23,167)	-91.2%

Net income for the third quarter of 2018 was $2,224,000 or $.22 per share versus $25,391,000 or $2.52 per share in the same period last year. Loss from discontinued operations for the third quarter of 2018 was $78,000 or $.01 per share versus income from discontinued operations of $1,585,000 or $.16 per share in the same period last year. The third quarter of 2017 included a gain on remeasurement of investment of $60.2 million in the Company’s Dock 79 real estate partnership as a result of the asset’s stabilization and the ensuing change in control of the partnership for accounting purposes.  This change in control brought with it this substantial and non-taxable gain. The gain is based on the difference between the carrying value and the fair value of all assets and liabilities in the partnership and is included in Income from continuing operations before income taxes. An affiliate of Blackstone Real Estate Group has the option to purchase the Company’s last remaining warehouse property at 1502 Quarry Drive for $11.7 million if the current tenant fails to properly exercise its right of first refusal. The Company currently is seeking a court determination that the tenant has failed to exercise its right of first refusal.

Asset Management Segment Results

	Three months ended September 30
(dollars in thousands)	2018	%	2017	%	Change	%

Rental revenue	$544	95.8%	538	96.2%	6	1.1%
Revenue-reimbursements	24	4.2%	21	3.8%	3	14.3%

Total revenue	568	100.0%	559	100.0%	9	1.6%

Depreciation, depletion and amortization	145	25.5%	125	22.4%	20	16.0%
Operating expenses	106	18.7%	119	21.3%	(13)	-10.9%
Property taxes	43	7.6%	38	6.8%	5	13.2%
Management company indirect	(2)	-.4%	28	5.0%	(30)	-107.1%
Corporate expense	34	6.0%	27	4.8%	7	25.9%

Cost of operations	326	57.4%	337	60.3%	(11)	-3.3%

Operating profit	$242	42.6%	222	39.7%	20	9.0%

Most of the Asset Management Segment was reclassified to discontinued operations leaving only three office buildings. Total revenues in this segment were $568,000, up $9,000 or 1.6%, over the same period last year. Operating profit was $242,000, up $20,000 compared to the same quarter last year.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended September 30, 2018:

  Mining Royalty and rents revenue were up $339,000, or 19.2%.

	Three months ended September 30
(dollars in thousands)	2018	%	2017	%

Mining Royalty and rents	$2,102	98.9%	1,763	98.7%
Revenue-reimbursements	23	1.1%	23	1.3%

Total revenue	2,125	100.0%	1,786	100.0%

Depreciation, depletion and amortization	55	2.6%	17	.9%
Operating expenses	48	2.2%	43	2.4%
Property taxes	61	2.9%	59	3.3%
Corporate expense	28	1.3%	30	1.7%

Cost of operations	192	9.0%	149	8.3%

Operating profit	$1,933	91.0%	1,637	91.7%

Total revenues in this segment were $2,125,000 versus $1,786,000 in the same period last year. Total operating profit in this segment was $1,933,000, an increase of $296,000 versus $1,637,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Three Months ended September 30, 2018:

  Construction began on Phase II of our RiverFront on the Anacostia project in April. Substantially completed environmental remediation cost $465,000 lower than the $2 million estimated cost recorded in fiscal 2016.

	Three months ended September 30
(dollars in thousands)	2018	2017	Change

Rental revenue	$214	207	7
Revenue-reimbursements	116	116	—

Total revenue	330	323	7

Depreciation, depletion and amortization	57	98	(41)
Operating expenses	143	52	91
Environmental remediation	(465)	—	(465)
Property taxes	269	282	(13)
Management company indirect	465	281	184
Corporate expense	408	210	198

Cost of operations	877	923	(46)

Operating loss	$(547)	(600)	53

The Land Development and Construction segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	We are fully engaged in the formal process of seeking PUD entitlements for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook.”
•	We began construction in the third quarter of last year on our joint venture with St. John Properties and expect to complete construction of the first phase of this project by the end of the year. This first phase will comprise four single-story buildings totaling 100,000 square feet of office and retail space.
•	We are the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $9.2 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds. This project will hold 125 town homes and 4 single family lots and is currently in the entitlement process.
•	Last quarter, we began construction on a 94,350-square-foot spec building at Hollander Business Park. This Class “A” facility will be our first building with a 32-foot clear and should come on line in the second quarter of 2019.
•	In April of this past quarter, we began construction on Phase II of our RiverFront on the Anacostia project, now known as “The Maren.” We expect to deliver the building in the first half of 2020.
•	At the end of this quarter, the Company signed a Letter of Intent to enter into a joint venture agreement with MidAtlantic Realty Partners (MRP) for the development of the first phase of a multifamily, mixed-use development in northeast Washington, DC known as “Bryant Street.” FRP plans to contribute to the joint venture $35 million in common equity and another $20-25 million in preferred equity.

RiverFront on the Anacostia Segment Results

Highlights of the Three Months ended September 30, 2018:

  Beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment. FRP’s share of prior period results are included in the line Equity in loss of joint ventures in the Company’s overall Consolidated Statements of Income.

	Three Months Ended September 30
(dollars in thousands)	2018	%	2017	%

Rental revenue	$2,682	98.6%	2,357	99.6%
Revenue-reimbursements	37	1.4%	10	.4%

Total revenue	2,719	100.0%	2,367	100.0%

Depreciation and amortization	1,564	57.5%	2,564	108.3%
Operating expenses	686	25.2%	661	27.9%
Property taxes	290	10.7%	268	11.3%
Management company indirect	87	3.2%	42	1.8%
Corporate expense	52	1.9%	27	1.2%

Cost of operations	2,679	98.5%	3,562	150.5%

Operating profit (loss)	$40	1.5%	$(1,195)	-50.5%

Average occupancy for the quarter was 95.8% and at the end of the third quarter, Dock 79 was 94.4% leased and 93.8% occupied. During the third quarter, 50.0% of expiring leases renewed with an average increase in rent of 2.62%. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Comparative Results of Operations for the Nine months ended September 30, 2018 and 2017

Consolidated Results

	Nine months ended
(dollars in thousands)	September 30,
	2018	2017	Change	%
Revenues:
Rental Revenue	$9,937	$4,609	$5,328	115.6%
Mining Royalty and rents	5,885	5,311	574	10.8%
Revenue-Reimbursements	548	469	79	16.8%
Total Revenues	16,370	10,389	5,981	57.6%

Cost of operations:
Depreciation/Depletion/Amortization	6,350	3,303	3,047	92.2%
Operating Expenses	2,951	1,312	1,639	124.9%
Environmental remediation	(465)	—	(465)	100.0%
Property Taxes	1,949	1,384	565	40.8%
Mgmt company indirect	1,366	962	404	42.0%
Corporate Expense	2,910	2,510	400	15.9%
Total cost of operations	15,061	9,471	5,590	59.0%

Total operating profit	1,309	918	391	42.6%

Interest Income and other	1,875	—	1,875	100.0%
Interest Expense	(2,418)	(783)	(1,635)	208.8%
Equity in loss of joint ventures	(36)	(1,589)	1,553	-97.7%
Gain on remeasurement of investment in real
estate partnership	—	60,196	(60,196)	-100.0%
Loss on investment land sold	(3)	—	(3)	100.0%

Income before income taxes	727	58,742	(58,015)	-98.8%
Provision for income taxes	269	15,371	(15,102)	-98.3%
Income from continuing operations	458	43,371	(42,913)	-98.9%

Income from discontinued operations, net	122,109	4,969	117,140	2357.4%

Net income	122,567	48,340	74,227	153.6%
Gain (loss) attributable to noncontrolling interest	(1,199)	19,793	(20,992)	-106.1%
Net income attributable to the Company	$123,766	$28,547	$95,219	333.5%

Net income for first nine months of 2018 was $123,766,000 or $12.24 per share versus $28,547,000 or $2.84 per share in the same period last year. Income from discontinued operations for the first nine months of 2018 was $122,109,000 or $12.08 per share versus $4,969,000 or $.50 per share in the same period last year. The third quarter of 2017 included a gain on remeasurement of investment of $60.2 million in the Company’s Dock 79 real estate partnership as a result of the asset’s stabilization and the ensuing change in control of the partnership for accounting purposes.  This change in control brought with it this substantial and non-taxable gain. The gain is based on the difference between the carrying value and the fair value of all assets and liabilities in the partnership and is included in Income from continuing operations before income taxes.

Total revenues were $16,370,000, up 57.6%, versus the same period last year, primarily because of the addition of rental revenues from Dock 79 when its results were consolidated starting in July 2017.

Asset Management Segment Results

	Nine months ended September 30
(dollars in thousands)	2018	%	2017	%	Change	%

Rental revenue	$1,643	95.7%	1,651	96.5%	(8)	-0.5%
Revenue-reimbursements	74	4.3%	59	3.5%	15	25.4%

Total revenue	1,717	100.0%	1,710	100.0%	7	0.4%

Depreciation, depletion and amortization	405	23.6%	385	22.5%	20	5.2%
Operating expenses	335	19.5%	371	21.7%	(36)	-9.7%
Property taxes	122	7.1%	109	6.4%	13	11.9%
Management company indirect	72	4.2%	74	4.3%	(2)	-2.7%
Corporate expense	146	8.5%	118	6.9%	28	23.7%

Cost of operations	1,080	62.9%	1,057	61.8%	23	2.2%

Operating profit	$637	37.1%	653	38.2%	(16)	-2.5%

Total revenues in this segment were $1,717,000, up $7,000 or .4%, over the same period last year. Operating profit of $637,000 was down $16,000 compared to the same quarter last year due primarily to an increase of $28,000 in corporate expense allocation.

Mining Royalty Lands Segment Results

Highlights of the Nine Months ended September 30, 2018:

  Mining Royalty and rents revenue were up $574,000, or 10.8%.

	Nine months ended September 30
(dollars in thousands)	2018	%	2017	%

Mining Royalty and rents	$5,885	98.9%	5,311	98.7%
Revenue-reimbursements	67	1.1%	70	1.3%

Total revenue	5,952	100.0%	5,381	100.0%

Depreciation, depletion and amortization	145	2.4%	91	1.7%
Operating expenses	128	2.2%	121	2.2%
Property taxes	182	3.1%	176	3.3%
Corporate expense	157	2.6%	124	2.3%

Cost of operations	612	10.3%	512	9.5%

Operating profit	$5,340	89.7%	4,869	90.5%

Total revenues in this segment were $5,952,000 versus $5,381,000 in the same period last year. Total operating profit in this segment was $5,340,000, an increase of $471,000 versus $4,869,000 in the same period last year.

Land Development and Construction Segment Results

Highlights of the Nine Months ended September 30, 2018:

  Construction began on Phase II of our RiverFront on the Anacostia project in April. Substantially completed environmental remediation cost $465,000 lower than the $2 million estimated cost recorded in fiscal 2016.

	Nine months ended September 30
(dollars in thousands)	2018	2017	Change

Rental revenue	$609	601	8
Revenue-reimbursements	335	330	5

Total revenue	944	931	13

Depreciation, depletion and amortization	171	263	(92)
Operating expenses	618	159	459
Environmental remediation	(465)	—	(465)
Property taxes	768	831	(63)
Management company indirect	998	846	152
Corporate expense	1,110	935	175

Cost of operations	3,200	3,034	166

Operating loss	$(2,256)	(2,103)	(153)

RiverFront on the Anacostia Segment Results

Highlights of the Nine Months ended September 30, 2018:

  Beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment. FRP’s share of prior period results are included in the line Equity in loss of joint ventures in the Company’s overall Consolidated Statements of Income.

	Nine Months Ended September 30
(dollars in thousands)	2018	%	2017	%

Rental revenue	$7,685	99.1%	2,357	99.6%
Revenue-reimbursements	72	0.9%	10	.4%

Total revenue	7,757	100.0%	2,367	100.0%

Depreciation and amortization	5,629	72.6%	2,564	108.3%
Operating expenses	1,870	24.1%	661	27.9%
Property taxes	877	11.3%	268	11.3%
Management company indirect	296	3.8%	42	1.8%
Corporate expense	289	3.7%	27	1.2%

Cost of operations	8,961	115.5%	3,562	150.5%

Operating loss	$(1,204)	-15.5%	$(1,195)	-50.5%
29

Average occupancy for the first nine months was 94.8% and at the end of the third quarter, Dock 79 was 94.4% leased and 93.8% occupied. Through the first nine months of the year, 56.1% of expiring leases renewed with an average increase in rent of 3.27%. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2018, we had no debt borrowed under our $20 million Wells Fargo revolver, $1,930,000 outstanding under letters of credit and $18,070,000 available to borrow under the revolver. In November 2017, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended September 30,
	2018	2017
Total cash provided by (used for):
Operating activities	$(41,660)	15,321
Investing activities	101,850	(10,920)
Financing activities	(29,932)	(1,771)
Increase in cash and cash equivalents	$30,258	2,630

Outstanding debt at the beginning of the period	$118,317	40,745
Outstanding debt at the end of the period	$88,755	115,113

Operating Activities – For the nine months ended September 30, 2018, net cash used for operating activities increased to $41,660,000 versus cash provided by operating activities of $15,321,000 in the same period last year. Net cash used in operating activities of discontinued operations was $46,642,000 primarily due to income tax payments on the taxable gains on the sale of buildings. Net cash provided by operating activities of continuing operations was lower primarily due to environmental remediation payments related to Phase II of RiverFront construction.

Investing Activities - For the nine months ended September 30, 2018, cash provided by investing activities increased to $101,850,000 versus cash used in investing activities of $10,920,000 in the same period last year due primarily to the proceeds on the sale of the buildings offset by the investments in available for sale investments. During the quarter ending September 30, 2018 the Company invested in 78 corporate bonds with individual maturities ranging from 2020 through 2024. The unrealized loss on these bonds of $567,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources. The carrying amount and fair value of such bonds were $191,288,000 as of September 30, 2018.

Financing Activities – For the nine months ended September 30, 2018, cash required by financing activities was $29,932,000 versus $1,771,000 in the same period last year primarily due to the payoff of mortgage loans related to the buildings sold.

Credit Facilities - On January 30, 2015, in connection with the Spin-off, the Company terminated its $55 million credit facility entered with Wells Fargo Bank, N.A. in 2012 and simultaneously entered into a new five-year credit agreement with Wells Fargo with a maximum facility amount of $20 million (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility (the “Revolver”) with a $10 million sublimit available for standby letters of credit. As of September 30, 2018, there was no debt outstanding on the revolver and $1,930,000 outstanding under letters of credit and $18,070,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The Revolver bears interest at a rate of 1.4% over the selected LIBOR, which may change quarterly based on the Company’s ratio of Consolidated Total Debt to Consolidated Total Capital, as defined. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The commitment fee may also change quarterly based upon the ratio described above. The credit agreement contains certain conditions and financial covenants, including a minimum $110 million tangible net worth. As of September 30, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $168 million combined. The Company was in compliance with all covenants as of September 30, 2018.

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

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. As of September 30, 2018, $4,883,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its 2018 capital expenditures to include approximately $10,156,000 for real estate development and acquisitions, of which $7,585,000 has been expended to date, which will be funded from either cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Summary and Outlook. In light of all that happened last quarter, the last three months were bound to be quiet by comparison. They were not, however, uneventful. The proximity of Dock 79 to the site of baseball’s midsummer classic and its surrounding festivities generated tremendous business for our restaurant tenants. It also directly exposed the building to thousands of potential new tenants, as well as the more than eight million people who tuned in to see the game. Mining royalty revenue is up for the third straight quarter and more impressive is the fact that this is the most revenue this segment has generated through the first nine months of any year ever. Perhaps most interestingly, as mentioned above, we have a Letter of Intent with MRP for the first phase of a development in northeast DC along the Metro. The development is in what is known as an “Opportunity Zone” and will defer and possibly reduce a significant tax liability for the Company. This will represent a very serious investment into what we and our partners believe is the ground floor of the next great area for development in our nation’s capital. Finally, we are trying to remain good stewards of your proceeds from last quarter’s asset sale. We have laddered out the bonds we purchased to a maximum of only two years in order to preserve liquidity and mitigate the opportunity cost of rising interest rates. More importantly, we are searching for ways that make sense to put your money to work—which is to say in investments where we feel we can add value or where there is still room to grow. That means partnering with people like MRP to find the next great neighborhood in DC or developing raw land in and around the Mid-Atlantic. It also means remaining patient until markets and asset prices cool off a bit. At the risk of repeating ourselves, it does us no good to sell at the top of the market if only to turn around and reinvest at the same peak. Again, we will not wait forever to return these proceeds to you whether in the form of new investments or as a dividend. However, we will be disciplined, and we will be patient before we make any decision regarding this money. It is too good an opportunity to squander.

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

Net Operating Income Reconciliation
Nine months ended 09/30/18 (in thousands)
	Asset	Land	RiverFront	Mining	Unallocated	FRP
	Management	Development	Anacostia	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	1,648	(1,625)	(2,967)	3,870	(468)	458
Income Tax Allocation	611	(603)	(655)	1,435	(519)	269
Income (loss) from continuing operations before income taxes	2,259	(2,228)	(3,622)	5,305	(987)	727

Less:
Unrealized rents	—	—	163	—	—	163
Interest income	1,622	32	—	—	221	1,875
Plus:
Unrealized rents	27	—	—	369	—	396
Loss on investment land sold	—	3	—	—	—	3
Equity in loss of Joint Venture	—	1	—	35	—	36
Interest Expense	—	—	2,418	—	—	2,418
Depreciation/Amortization	405	171	5,629	145	—	6,350
Management Co. Indirect	72	998	296	—	—	1,366
Allocated Corporate Expenses	146	1,110	289	157	1,208	2,910

Net Operating Income	1,287	23	4,847	6,011	—	12,168

Net Operating Income Reconciliation
Nine months ended 09/30/17 (in thousands)
	Asset	Land	RiverFront	Mining	Unallocated	FRP
	Management	Development	Anacostia	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	395	(1,280)	42,098	2,935	(777)	43,371
Income Tax Allocation	258	(823)	14,562	1,903	(529)	15,371
Income (loss) from continuing operations before income taxes	653	(2,103)	56,660	4,838	(1,306)	58,742

Less:
Unrealized rents	—	—	50	—	—	50
Gain on investment land sold	—	—	60,196	—	—	60,196
Plus:
Unrealized rents	70	—	—	341	—	411
Equity in loss of Joint Venture	—	—	1,558	31	—	1,589
Interest Expense	—	—	783	—	—	783
Depreciation/Amortization	385	263	2,564	91	—	3,303
Management Co. Indirect	74	846	42	—	—	962
Allocated Corporate Expenses	118	935	27	124	1,306	2,510

Net Operating Income (loss)	1,300	(59)	1,388	5,425	—	8,054

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under a Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2018 was 1.4%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at September 30, 2018, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of September 30, 2018, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In April 2018, The Gill Corporation (“Gill”), a tenant of the Company, purportedly exercise its right of first refusal to purchase a warehouse property located in Harford County, Maryland, for a purchase price of $11.7 million. This warehouse property was scheduled to be sold to an affiliate of Blackstone Real Estate in the transaction that closed in June 2018. Gill has declined to close on the purchase pursuant to the right of first refusal, contending that the Company has an obligation to replace the roof at an estimated cost of $664,900. Gill has subsequently sued the Company to enforce the right of first refusal and to require the Company to pay the cost of replacing the roof or, in the alternative, for damages. The Company believes that these claims are without merit and is vigorously defending the action.

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

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: November 8, 2018	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
35

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

