Form 10-K
period 2018-12-31
FRP HOLDINGS, INC.
filed 2019-03-15
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193 4

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s stock outstanding as of March 15, 2019 was 9,950,821. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2018, the last day of business of our most recently completed second fiscal quarter, was $537,622,063. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2018 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than March 31, 2019 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in the report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for apartments in Washington D.C.: our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I

Item 1. BUSINESS.

FRP Holdings, Inc. was incorporated on April 22, 2014 in connection with a corporate reorganization that preceded the Spin-off of Patriot Transportation Holding, Inc. The Company’s successor issuer was formed on July 20, 1998. The business of the Company is conducted through our wholly-owned subsidiaries FRP Development Corp., a Maryland corporation and Florida Rock Properties, Inc., a Florida corporation, and the various subsidiaries of each.

Our Business. FRP Holdings, Inc. (the “Company”) is a holding company engaged in various real estate businesses. The segments of the Company include: (i) leasing and management of commercial properties owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (ii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office buildings either alone or through joint ventures (the “Development Segment”), (iv) leasing and management of a residential apartment building (the “Stabilized Joint Venture Segment”).

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

The Asset Management Segment owns, leases and manages commercial properties. Price, location, rental space availability, flexibility of design and property management services are the major factors that affect competition in the office rental market. The Company experiences considerable competition in all of its markets. Our tenants are not concentrated in any one particular industry.

Our Mining Royalty Lands Segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (not including the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.

Our Development Segment owns and continuously monitors the “highest and best use” of parcels of land that are in various stages of development. The overall strategy for this segment is to convert all of our non-income producing property into income-producing property through (i) an orderly process of constructing new apartment, retail, warehouse, and office buildings to be operated by the Company or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will form joint ventures on new developments of land not previously owned by the Company.

The Stabilized Joint Venture Segment owns, leases and manages a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. We have renamed this segment from RiverFront on the Anacostia to the Stabilized Joint Venture segment as we intend to transfer additional joint ventures from our Development segment into this segment as they reach stabilization.

Competition. As a developer, we compete with numerous developers, owners and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. Price, location, rental space availability, flexibility of design and property management services are the major factors that affect competition.

Customers. In the Mining Royalty Lands segment, we have a total of five tenants currently leasing our mining locations and one particular tenant (Vulcan Materials Company) accounted for 29.9% of the

Company’s consolidated revenues in 2018. An event affecting Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant properties. Our hands on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 12 to the consolidated financial statements included in the accompanying 2018 Annual Report to Shareholders, which is incorporated herein by reference.

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

Employees. The Company employed 10 people and was provided services by 3 executive officers under a related party agreement at December 31, 2018.

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

Risks Relating to our Business

A decline in the economic conditions in Baltimore and Washington, D.C. markets could adversely affect our business.

Nearly all of our commercial properties are located in the Baltimore area and Washington, D.C. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets could adversely affect our operation. We cannot be sure that these markets will continue to grow or demand the type of assets in our portfolio.

Since the Spin-off of Patriot, FRP has shared executives with Patriot so those executives do not devote their full time and attention to the Company.

Under the terms of the now amended Transition Services Agreement between FRP and Patriot, Patriot now provides the services of two of its executive officers to FRP. John D. Milton, Jr. serves as General Counsel for Patriot and John D. Klopfenstein, Controller and Chief Accounting Officer, serves in the same capacity with FRP under the Transition Services Agreement. John D. Klopfenstein spends approximately 50% of his time working for FRP pursuant to the terms of the Transition Services Agreement and both companies share in 50%

of the costs (including overhead); John D. Milton, Jr. spends about 25% of his time working for Patriot and 75% of his time for FRP and his costs (including overhead) are shared in these proportions. FRP could be adversely impacted by lack of the full-time focus of these executives during the term of the Transition Services Agreement. In addition, these executives may face conflicts of interest, or the appearance thereof, if there is a dispute under the agreements between Patriot and FRP or a future business transaction.

We conduct a significant portion of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interests in the joint ventures.

We currently are a party to joint ventures relating to Phase I and Phase II of our Riverfront on the Anacostia development, our Brooksville property and our Maryland office park development. We may enter into additional joint ventures in the future. In each of our existing joint ventures, the consent of our joint venture partner is required to take certain actions, and in some cases will share equal voting control. Our joint venture partners, as well as future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the joint ventures. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the conduct or management of the joint venture generally, we may not be able to resolve such disagreement in our favor and such a disagreement could have a material adverse effect on our interest in the joint venture or on the business of the joint venture generally.

Our business may be adversely affected by seasonal factors and harsh weather conditions.

The Mining Royalty Lands Segment and the Development Segment could be adversely affected by reduced construction and mining activity during periods of inclement weather. These factors could cause our operating results to fluctuate from quarter to quarter. An occurrence of unusually harsh or long-lasting inclement weather such as hurricanes, tornadoes and heavy snowfalls could have an adverse effect on our operations and profitability.

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

With respect to our RiverFront on the Anacostia site in Washington, D.C., preliminary environmental testing has indicated the presence of contaminated material that will have to be specially handled in excavation in conjunction with construction. While we have recovered and will continue to seek partial reimbursement for these costs from neighboring property owners, we still expect to incur significant environmental costs in connection with construction.

During the quarter ending December 31, 2015, management successfully completed negotiations and entered into a $3.0 million settlement of environmental claims on all four phases against our former tenant at the Riverfront on the Anacostia property and continues to pursue settlement negotiations with other potentially responsible parties. The total remediation expense for Phase I of this development was $1.833 million.

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

We may be unable to lease currently vacant properties.

If we are unable to obtain leases sufficient to cover carrying costs, then our cash flows may be adversely affected.

The bankruptcy or insolvency of significant tenants with long-term leases may adversely affect income produced by our properties.

Should tenants default on their obligations, our cash flow would be adversely affected, and we may not be able to find another tenant to occupy the space under similar terms or may have to make expenditures to retrofit or divide the space. Additionally, we may have to incur a non-cash expense for a significant amount of deferred rent revenue generated from the accounting requirement to straight-line rental revenues. The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants become a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with the Company. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that may be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rent payments could adversely affect our cash flow.

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

Our debt service obligations may have adverse consequences on our business operations.

We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

·	Our cash flows from operations may not be sufficient to meet required payments of principal and interest.
·	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt.
·	We may default on our debt obligations, and the lenders may foreclose on our properties that collateralize those loans.
·	A foreclosure on one of our properties could create taxable income without any accompanying cash proceeds to pay the tax.
·	We may not be able to refinance or extend our existing debt.
·	The terms of any refinancing or extension may not be as favorable as the terms of our existing debt.
·	We may not be able to issue debt on unencumbered properties under reasonable terms to finance growth of our portfolio of properties.
·	We may be subject to a significant increase in the variable interest rates on our unsecured and secured lines of credit, which could adversely impact our operations.
·	Our debt agreements have yield maintenance requirements that result in a penalty if we prepay loans.

On May 21, 2018 in conjunction with the sale of the warehouse business the Companies mortgages notes were prepaid and the credit line with First Tennessee Bank, N.A. was terminated. As of December 31, 2018, we had outstanding non-recourse mortgage indebtedness of $90,000,000, secured by developed real estate properties having a carrying value of $138,762,000.

Our uncollateralized revolving credit agreement restricts our ability to engage in some business activities.

Our uncollateralized revolving credit agreement contains customary negative covenants and other financial and operating covenants that, among other things:

·	restricts our ability to incur certain additional indebtedness;
·	restricts our ability to make certain investments;
·	restricts our ability to merge with another company;
·	restricts our ability to pay dividends;
·	requires us to maintain financial coverage ratios; and
·	requires us to not encumber certain assets except as approved by the lenders.

These restrictions could cause us to default on our unsecured line of credit or negatively affect our operations.

The replacement of LIBOR with an alternative reference rate may adversely affect interest expense related to outstanding debt.

On July 27, 2017, the Financial Conduct Authority, or FCA, announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. When LIBOR ceases to exist, we may need to amend the credit and loan agreements with our lenders that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition.

Fluctuations in value of Bond Portfolio and losses on bonds sold.

As of December 31, 2018, the Company had total investments of $165,212,000 in corporate bonds with maturities ranging from 2020 through 2024. The Company measures the fair value of these investments on a quarterly basis and recognizes the unrealized gain or loss in its comprehensive income. As a result, the Company’s comprehensive income will be impacted by factors outside our control such as fluctuations in interest rates that impact the value of our investment portfolio. The Company could incur losses should it sell the bonds prior to maturity or if the bond issuer does not redeem the bond at par.

Our Asset Management and Development Segments face competition from numerous sources.

As a developer of apartments, retail, flexible warehouse and office space, we compete with numerous developers, owners and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates to an amount lower than we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be materially adversely affected.

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

As of December 31, 2018, our Chief Executive Officer, John D. Baker, II beneficially owned approximately 13.9% of the outstanding shares of our common stock (80.2% of such shares are held in trust under which voting power is shared with other family members) and certain of his family members beneficially own an additional 18.7% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) over 20,000 acres of land in Florida, Georgia, Maryland, Virginia, Delaware and the District of Columbia. This land is generally held by the Company in four distinct segments (i) Asset Management Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned and held for investment to be further developed for future income production or sales to third parties), and (iv) Stabilized Joint Venture Segment (a 305-unit apartment building with retail on the first floor).

Asset Management Segment. On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented.

As of December 31, 2018, the Asset Management Segment owned three commercial properties as follows:

1) 34 Loveton Circle in suburban Baltimore County, Maryland consists of one office building totaling 33,708 square feet (24% of the space is occupied by the Company for use as our Baltimore headquarters).

2) 7030 Dorsey Run Road in Howard County, Maryland consists of one office building totaling 63,122 square feet.

3) 155 E. 21st Street in Duval County, Florida was an office building property that remains under lease through March 2026. We permitted the tenant to demolish all structures on the property during 2018.

Mining Royalty Lands Segment – Mining Properties. The following table summarizes the Company's mining royalty lands and estimated reserves at December 31, 2018 a substantial portion of which are leased to Vulcan Materials.

Tons of
	Tons Sold	Estimated
	in Year	Reserves
	Ended	at
	12/31/2018	12/31/2018
	(000’s)	(000’s)
The Company owns nine locations
currently being mined in Grandin,
Ft. Myers, Keuka, Newberry,
and Astatula, Florida; Columbus,
Macon, and Tyrone, Georgia;
and Manassas, Virginia comprising approximately 12,742 acres.	7,704	449,302

The Company owns four locations that
are leased for mining but are not currently
being mined in Marion County and Lake Louisa and Lake Sand in Lake County,
Florida and Forest Park Georgia comprising approximately 2,452 acres.	0	73,369

This table excludes the Brooksville, Florida property, approximately 4,280 acres, as it was transferred on October 4, 2006 to a joint venture with Vulcan Materials Company (“Vulcan Materials” or “Vulcan”) for future development.

In May 2014, the Company entered into an amendment to our lease agreement for our Ft. Myers location requiring that the mining be accelerated and that the mining plan be conformed to accommodate the future construction of up to 105 residential dwelling units around the mined lakes. In return, the Company agreed to sell Lee County a right of way for a connector road that would benefit the residential area on our property and to place a conservation easement on part of the property. In April 2017, Lee County issued a Mine Operating Permit that permits mining activity to take place on land owned by the Company in Ft. Myers. This action fully entitled the property and allowed Vulcan to begin production. Mining commenced in September 2017.

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa, Florida. The county should issue the mining permit during 2019. After an environmental survey and completing the work necessary to prepare this site to become an active sand mine, Cemex expects to begin mining during 2020.

Mining Royalty Lands Segment - Brooksville Joint Venture. On October 4, 2006, a subsidiary of the Company (Florida Rock Properties, Inc.) entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. The Master Plan zoning for the Project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville location. In 2018, 342,000 tons were sold, and estimated reserves were 4,906,000 as of December 31, 2018. During 2017, the Company agreed to extend the mining lease on this property for an additional ten years, through the year 2032, in exchange for a requirement to increase production 100,000 tons by December 31, 2023.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 1,875 acres of investment properties in Gulf Hammock (approximately 1,600 acres currently on the market for $4.0 million), Brooksville, Palatka, and Polk County, Florida and Yatesville, Georgia.

Development Segment – Warehouse/Office Land.

At December 31, 2018 this segment owned the following future development parcels:

1)	15 acres of horizontally developed land available for future construction of an additional 187,550 square feet of warehouse/office product at Lakeside Business Park in Harford County, Maryland.

2)	17.5 acres of horizontally developed land available for future construction of 164,500 square feet of retail and office buildings representing our 50% interest in a joint venture at Windlass Run Business Park in Baltimore County, Maryland.

3)	33 acres of horizontally developed land including one 93,450-square-foot warehouse under construction for completion in the spring of 2019 and two or three lots available for 234,450 square feet of warehouse, office, hotel and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

Development Segment – Land Held for Investment or Sale.

1)	The RiverFront on the Anacostia property is a 5.8-acre parcel of real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. The approved planned unit development permits the Company to develop a four building, mixed use project,
12

containing approximately 545,800 square feet of office and retail uses and approximately 569,600 square feet of residential and hotel uses. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first building was completed through a joint venture and became our fourth business segment in July 2017, the Stabilized Joint Venture Segment. Construction on the second building commenced in 2018.

On August 24, 2015, in anticipation of commencing construction of the new Frederick Douglass bridge at a location immediately to the West of the existing bridge, the District of Columbia filed a Declaration of Taking for a total of 7,390 square feet of permanent easement and a 5,022-square-foot temporary construction easement on land along the western boundary of the land that will ultimately hold Phase III and IV. Previously, the Company and the District had conceptually agreed to a land swap with no compensation that would have permitted the proposed new bridge, including construction easements, to be on property wholly owned by the District. As a result, the Planned Unit Development was designed and ultimately approved by the Zoning Commission as if the land swap would occur once the District was ready to move forward with the new bridge construction. In September 2016 the Company received $1,115,400 as settlement for the easement. The Company will continue to seek an agreement from the District that the existing bridge easement will terminate when the new bridge has been placed in service and the existing bridge has been removed. The Company’s position is that otherwise Phase IV will be adversely impacted, and additional compensation or other relief will be due the Company.

2)	The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use. On December 22, 2018, The Town of Hampstead re-awarded FRP its request for rezoning with a 30-day appeal period. No appeal was filed, therefore, FRP can now move forward with its residential concept plan. Management believes this to be a higher and best use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook”.

3)	Bryant Street Partnerships: On December 24, 2018 the Company and MRP Realty formed four 4 partnerships to purchase and develop approximately 5 acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

4)	The Square 664E property is approximately 2 acres and sits on the Anacostia River at the base of South Capitol Street approximately 1 mile down river from our RiverFront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five (5) years. In the quarter ending December 31, 2014, the District of Columbia announced that it had selected Buzzard Point for the future site of the new DC United major league soccer stadium. The selected stadium location is separated from our property by just one small industrial lot. In March 2017 reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

Stabilized Joint Venture Segment.

We have renamed this segment from RiverFront on the Anacostia to the Stabilized Joint Venture segment as we intend to transfer additional joint ventures from our Development segment into this segment as they reach stabilization.

In 2014, approximately 2.1 acres (Phase I) of the total 5.8-acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. Lease up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. The attainment of stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third-party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit-sharing arrangement and is 66.0% on a prospective basis.

Item 3. LEGAL PROCEEDINGS.

Note 14 to the consolidated financial statements included in the accompanying 2018 Annual Report to Shareholders is incorporated herein by reference.

In April 2018, The Gill Corporation (“Gill”), a tenant of the Company, purportedly exercised its right of first refusal to purchase a warehouse property located in Harford County, Maryland, for a purchase price of $11.7 million. This warehouse property was scheduled to be sold to an affiliate of Blackstone Real Estate in the transaction that closed in June 2018. Gill has declined to close on the purchase pursuant to the right of first refusal, contending that the Company has an obligation to replace the roof at an estimated cost of $664,900. Gill has subsequently sued the Company to enforce the right of first refusal and to require the Company to pay the cost of replacing the roof or, in the alternative, for damages. The Company believes that these claims are without merit and is vigorously defending the action.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 355 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2018. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 7 of the Company's 2018 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 5 to the consolidated financial statements included in the accompanying 2018 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October 31	—	$—	—	$4,883,000

November 1
Through
November 30	37,039	$49.14	37,039	$3,063,000

December 1
Through
December 31	84,778	$46.15	84,778	$9,150,000

Total	121,817	$47.06	121,817

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2018 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 8 through 18 of the Company’s 2018 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2018 was LIBOR plus 1.4%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt outstanding at December 31, 2018, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table provides information about the Company’s long-term debt and variable rate debt outstanding at December 31, 2018 (dollars in thousands):

						There		Fair
Liabilities:	2019	2020	2021	2022	2023	after	Total	Value

Scheduled
maturities of
long-term debt:

Fixed Rate	$—	$—	$127	$1,556	$1,622	$86,695	$90,000	$88,789
Average interest rate	4.125%	4.125%	4.125%	4.125%	4.125%	4.125%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 19 through 33 of the Company's 2018 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions “Board of Directors and Corporate Governance- Our Board of Directors,” “Board of Directors and Corporate Governance- Board Leadership,” “Board of Directors and Corporate Governance- Board Committees,” “Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation Discussion and Analysis” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2019.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.frpholdings.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2019.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions “Securities Ownership” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2019.

Equity Compensation Plan Information

			Number of Securities
			remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	147,538	$33.48	490,310

Equity compensation plans
not approved by security holders	0	0	0

Total	147,538	$33.48	490,310

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2019.

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

FRP Holdings, Inc.

Date: March 15, 2019	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2019.

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

/s/ William H. Walton William H. Walton Director

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

EXHIBIT INDEX

Item	15(a)(3)

2.1	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2015.
3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Third Amended and Restated Bylaws of FRP Holdings, Inc., adopted February 3, 2016, incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on February 5, 2016.
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated by reference to Exhibit 3.1 of this Form 10-K.
10.1	Tax Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2015.
10.2	Employee Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2015.
10.3	Transition Services Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 3, 2015.
10.4	Credit Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Wells Fargo Bank, N.A., incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2015.
10.5	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.6	Summary of Management Incentive Compensation Plans, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.7	Management Security Agreements between the Company and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.8	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005. File No. 33-26115.
10.9	FRP Holdings, Inc. 2016 Equity Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 22, 2016.
10.10	Joint Venture Agreement between Florida Rock Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 33-26115.
10.11	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.12	Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.13

Limited Liability Company Agreement of RiverFront Investment Partners I LLC. Between FRP RiverFront I LLC and MRP SE Waterfront Residential LLC. incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2013. File No. 33-26115.

10.14	Loan Agreement dated November 17, 2017 between Riverfront Holdings I, LLC and EagleBank, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed on March 16, 2018.
13.1	The Company's 2018 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2018 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
21

14.1

Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.

21.1	Subsidiaries of Registrant at December 31, 2018: Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); Oz LLC(a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #1 (a Maryland limited company); FRP Lakeside LLC #2 (a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Lakeside LLC #4 (a Maryland limited liability company); FRP Lakeside LLC #5 (a Maryland limited liability company); FRP Hillside LLC (a Maryland limited liability company); FRP Hillside LLC #2 (a Maryland limited liability company); FRP Hillside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Windsor LLC (a Maryland limited liability company); FRP Dorsey LLC (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Interchange LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Manassas LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company); FRP 10820 Gilroy Road LLC (a Maryland limited liability company); FRP Transit Business Park (a Maryland limited liability company); FRP Kelso LLC (a Maryland limited liability company); FRP Oregon Avenue LLC (a Maryland limited liability company); FRP Preston Court LLC (a Maryland limited liability company); FRP Port Capital LLC (a Maryland limited liability company); Brooksville Quarry, LLC (a Florida limited liability company, 50% owned by the Company); Lake Louisa, LLC (a Florida limited liability company); FRP Riverfront I, LLC (a Delaware limited liability company); Riverfront Investment Partners I, LLC (a Delaware limited liability company, 77.14% owned by the Company); BC Realty, LLC (a Maryland limited liability company, 50% owned by the Company); FRP Riverfront II, LLC (a Delaware limited liability company); Riverfront Investment Partners Phase II, LLC (a Delaware limited liability company, 80% owned by the Company); FRP Cranberry Run, LLC (a Maryland limited liability company); FRP Bryant Street Phase I-AC OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-B OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-D OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-E OZ Fund, LLC (a District of Columbia limited liability company); Bryant Venture Phase I-A&C, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-B, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-D, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-E, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company).
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 24 of this Form 10-K.
31.1	Certification of John D. Baker II.
31.2	Certification of John D. Milton, Jr.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information Statement of Patriot Transportation Holding, Inc., dated January 12, 2015, incorporated by reference to the Company’s Form 8-K filed on January 13, 2015.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2018 and December 31, 2017	21	(a)

For the years ended December 31, 2018 and 2017
Consolidated statements of income	19	(a)
Consolidated statements of comprehensive income	20	(a)
Consolidated statements of cash flows	22	(a)
Consolidated statements of shareholders' equity	23	(a)

Notes to consolidated financial statements	24-35	(a)

Reports of Independent Registered Certified Public Accounting Firm	37-38	(a)

Selected quarterly financial data (unaudited)	7	(a)

Consent of Independent Registered Certified Public Accounting Firm	24	(b)

Report of Independent Registered Certified Public Accounting Firm
on Financial Statement Schedule	24	(b)

Consolidated Financial Statement Schedule:

III – Real estate and accumulated depreciation and depletion	25-26	(b)

(a) Refers to the page number in the Company's 2018 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

FRP Holdings, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-55132, 333-125099, and 333-131475) of FRP Holdings, Inc. of our reports dated March 15, 2019, relating to the consolidated financial statements and the effectiveness of FRP Holdings, Inc.’s internal control over financial reporting which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated March 15, 2019 relating to the financial statement schedule, which appears in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia

March 15, 2019

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

FRP Holdings, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 15, 2019 appearing in the 2018 Annual Report to Shareholders of FRP Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

March 15, 2019

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND

DEPLETION (dollars in thousands)

DECEMBER 31, 2018

County	Encumb- rances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at end of period (a)	Accumulated Depreciation & Depletion	Year Of Constr- uction	Date Acquired	Depreciation Life Computed on:
Mining Royalty Lands
Alachua, FL		$1,442	$0	$1,442	$167	n/a	4/86	unit
Clayton, GA		369	0	369	5	n/a	4/86	unit
Fayette, GA		685	200	885	98	n/a	4/86	unit
Lake, FL		403	0	403	158	n/a	4/86	unit
Lake, FL		1,083	0	1,083	998	n/a	4/86	unit
Lake Louisa, FL		11,039	0	11,039	0	n/a	5/12	unit
Lee, FL		4,690	13	4,703	70	n/a	4/86	unit
Monroe, GA		792	0	792	296	n/a	4/86	unit
Muscogee, GA		369	(45)	324	324	n/a	4/86	unit
Prince William, VA		298	0	298	298	n/a	4/86	unit
Putnam, FL		15,002	37	15,039	4,714	n/a	4/86	unit
Putnam, FL		302	(2)	300	283	n/a	4/86	5 yr.
Spalding, GA		20	0	20	0	n/a	4/86	n/a
Marion, FL		1,180	5	1,185	600	n/a	4/86	unit
Investment Property		1,620	(101)	1,519	702	n/a	4/86	n/a
	0	39,294	107	39,401	8,713
Asset Management Properties
Duval, FL		198	0	198	39	n/a	4/86	25 yr.
Anne Arundel, MD		666	10,670	11,336	3,604	2012	7/07	39 yr.
Baltimore Co, MD		439	4,832	5,271	3,146	1990	10/89	39 yr.
	0	1,303	15,502	16,805	6,789
Development Properties
Carroll, MD		4,720	3,018	7,738	0	n/a	3/08	n/a
Baltimore City, MD		988	9,551	10,539	212	2018	12/10	39 yr.
Harford, MD		1,571	111	1,682	0	n/a	8/95	39 yr.
Washington D.C.		2,957	5,053	8,010	1,908	n/a	4/86	15 yr.
Washington D.C.		3,811	4,669	8,480	303	n/a	10/97	n/a
	0	14,047	22,402	36,449	2,423

Residential Rental Properties
Washington D.C.	88,789	6,165	142,593	148,758	9,996	2016	07/17	39 yr.

GRAND TOTALS	$88,789	$60,809	$180,604	$241,413	$27,921

(a) The aggregate cost for Federal income tax purposes is $86,834.

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND DEPLETION

(In thousands)

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Gross Carrying Cost of Real Estate:

Balance at beginning of period	$243,165	240,302

Additions during period:
Amounts capitalized	7,025	2,896

Deductions during period:
Cost of real estate sold	(8)	—
Other	(8,769)	(33)

Balance at close of period	$241,413	243,165

Accumulated Depreciation & Depletion:

Balance at beginning of period	$26,228	24,173

Additions during period:
Charged to cost & expense	5,609	2,088

Deductions during period:
Real estate sold	—	—
Other	(3,916)	(33)

Balance at close of period	$27,921	26,228

