Form 10-Q
period 2019-03-31
FRP HOLDINGS, INC.
filed 2019-05-09
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2019
Common Stock, $.10 par value per share	9,933,242 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2019

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31	December 31
Assets:	2019	2018
Real estate investments at cost:
Land	$85,072	83,721
Buildings and improvements	149,505	144,543
Projects under construction	7,086	6,683
Total investments in properties	241,663	234,947
Less accumulated depreciation and depletion	29,847	28,394
Net investments in properties	211,816	206,553

Real estate held for investment, at cost	7,167	7,167
Investments in joint ventures	94,294	88,884
Net real estate investments	313,277	302,604

Cash and cash equivalents	29,641	22,547
Cash held in escrow	185	202
Accounts receivable, net	688	564
Investments available for sale at fair value	148,778	165,212
Federal and state income taxes receivable	8,349	9,854
Unrealized rents	665	53
Deferred costs	990	773
Other assets	459	455
Assets of discontinued operations	3,091	3,224
Total assets	$506,123	505,488

Liabilities:
Secured notes payable	$88,823	88,789
Accounts payable and accrued liabilities	1,851	3,545
Environmental remediation liability	100	100
Deferred revenue	831	27
Deferred income taxes	27,981	27,981
Deferred compensation	1,448	1,450
Tenant security deposits	244	53
Liabilities of discontinued operations	243	288
Total liabilities	121,521	122,233

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,933,242 and 9,969,174 shares issued and outstanding, respectively	993	997
Capital in excess of par value	57,824	58,004
Retained earnings	306,704	306,307
Accumulated other comprehensive income, net	859	(701)
Total shareholders’ equity	366,380	364,607
Noncontrolling interest MRP	18,222	18,648
Total equity	384,602	383,255
Total liabilities and shareholders’ equity	$506,123	505,488

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
Revenues:
Lease revenue	$3,485	3,303
Mining lands lease revenue	2,229	1,772
Total revenues	5,714	5,075

Cost of operations:
Depreciation, depletion and amortization	1,487	2,398
Operating expenses	882	865
Property taxes	753	675
Management company indirect	592	361
Corporate expenses (Note 4 Related Party)	645	679
Total cost of operations	4,359	4,978

Total operating profit	1,355	97

Net investment income, including realized gains of $119 and $0	1,810	5
Interest expense	(588)	(843)
Equity in loss of joint ventures	(264)	(12)

Income (loss) from continuing operations before income taxes	2,313	(753)
Provision for (benefit from) income taxes	672	(60)
Income (loss) from continuing operations	1,641	(693)

Income from discontinued operations, net of tax	86	1,722

Net income	1,727	1,029
Income (loss) attributable to noncontrolling interest	(171)	(531)
Net income attributable to the Company	$1,898	1,560

Earnings per common share:
Income (loss) from continuing operations-
Basic	$0.16	(0.07)
Diluted	$0.16	(0.07)
Discontinued operations-
Basic	$0.01	0.17
Diluted	$0.01	0.17
Net income attributable to the Company-
Basic	$0.19	0.16
Diluted	$0.19	0.15

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,952	10,015
-diluted earnings per common share	9,996	10,085

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
Net income	$1,727	1,029
Other comprehensive income net of tax:
Unrealized gain on investments available for sale,	1,560	—
net of income tax effect of $579 and $0
Comprehensive income	$3,287	1,029

Less comp. income attributable to noncontrolling interest	(171)	(531)

Comprehensive income attributable to the Company	$3,458	1,560

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands) (Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$1,727	1,029
Adjustments to reconcile net income to
net cash provided by continuing operating activities:
Income from discontinued operations, net	(86)	(1,722)
Depreciation, depletion and amortization	1,551	2,491
Equity in loss of joint ventures	264	12
Stock-based compensation	29	41
Realized gain on available for sale investments	(119)	—
Net changes in operating assets and liabilities:
Accounts receivable	(124)	202
Deferred costs and other assets	(508)	(659)
Accounts payable and accrued liabilities	(890)	689
Income taxes payable and receivable	1,505	585
Other long-term liabilities	(249)	(4)
Net cash provided by operating activities of continuing operations	3,100	2,664
Net cash provided by operating activities of discontinued operations	150	2,661
Net cash provided by operating activities	3,250	5,325

Cash flows from investing activities:
Investments in properties	(6,719)	(198)
Investments in joint ventures	(5,676)	(28)
Purchases of investments available for sale	(4,725)	—
Proceeds from sales of investments available for sale	22,893	—
Cash held in escrow	17	64
Net cash provided by (used in) investing activities of continuing operations	5,790	(162)
Net cash provided by (used in) investing activities of discontinued operations	23	(1,386)
Net cash provided by (used in) investing activities	5,813	(1,548)

Cash flows from financing activities:
Distribution to noncontrolling interest	(255)	(254)
Repayment of long-term debt	—	(31)
Repurchase of company stock	(1,714)	—
Net cash used in financing activities of continuing operations	(1,969)	(285)
Net cash used in financing activities of discontinued operations	—	(1,055)
Net cash used in financing activities	(1,969)	(1,340)

Net increase in cash and cash equivalents	7,094	2,437
Cash and cash equivalents at beginning of year	22,547	4,524
Cash and cash equivalents at end of the period	$29,641	6,961

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”) and RiverFront Investment Partners I, LLC. Our investment in the Brooksville joint venture, BC FRP Realty joint venture, RiverFront Holdings II joint venture, and Bryant Street Partnerships are accounted for under the equity method of accounting (See Note 11). Our ownership of RiverFront Investment Partners I, LLC includes a non-controlling interest representing the ownership of our partner.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and 3 additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. This resulted in the disposition of all of the Company’s industrial flex/office warehouse properties and constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2018.

(2) Recently Issued Accounting Standards. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. Lease contracts with customers constitute a materially all of our revenues and are a specific scope exception. The new standard was adopted beginning with the first quarter of 2018 in connection with our revenues not subject to leases and did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. The Company is not a significant lessee. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The Company's existing leases will continue to be classified as operating leases. Leases entered into after the effective date of the new standard may be classified as operating or sales-type leases, based on specific classification criteria. Operating leases will continue to have a similar pattern of recognition as under current GAAP. Sales-type lease accounting, however, will result in the recognition of selling profit at lease commencement, with interest income recognized over the life of the lease. The new standard also includes a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized. Only incremental costs of a lease that would not have been incurred if the lease had not been obtained may be deferred as initial direct costs. The new standard also requires lessors to exclude from variable payments certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Lease Revenue. For the three months ended March 31, 2019, the credit loss related to the collectibility of lease receivables was recognized in the line item Operating expenses and was not significant. Additionally, the new standard requires lessors to allocate the consideration in a contract between the lease component (right to use an underlying asset) and non-lease component (transfer of a good or service that is not a lease). However, lessors are provided with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components of a contract as a single lease component if certain criteria are met. The terms of the Company's leases generally provide that the Company is entitled to receive reimbursements from tenants for operating expenses such as real estate taxes, insurance and common area maintenance, in addition to the base rental payments for use of the underlying asset. Under the new standard, common area maintenance is considered a nonlease component of a lease contract, which would be accounted for under Topic 606. However, the Company will apply the practical expedient to account for its lease and non-lease components as a single, combined operating lease component. While the timing of recognition should remain the same, the Company is no longer presenting reimbursement revenue from tenants separately in our Consolidated Statements of Income beginning January 1, 2019. The new standard along with the adoption of ASU No. 2018-11, Leases - Targeted Improvements which the FASB issued in July 2018, was adopted effective January 1, 2019 and we have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. The adoption of this guidance did not have a material impact on our financial statements.

(3) Business Segments. The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Development and Stabilized Joint Venture, as described below.

The Asset Management segment owns, leases and manages commercial properties. The flex/office warehouses in the Asset Management Segment were sold (with one remaining warehouse in discontinued operations) and reclassified to discontinued operations leaving only three commercial properties and one recent industrial acquisition, Cranberry Run, which we purchased in 2019.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.

Through our Development segment, we own and are continuously monitoring for their “highest and best use” several parcels of land that are in various stages of development.  Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will form joint ventures on new developments of land not previously owned by the Company.

The Company operates a residential apartment building Riverfront Investment Partners I, LLC partnership (“Dock 79”). The ownership of Dock 79 attributable to our partner MRP Realty is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and 3 additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. This sale constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented. We plan to develop our remaining owned office/warehouse pad sites in a timely, deliberate manner and find a buyer once each building is fully leased.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2019	2018
Revenues:
Asset management	$641	581
Mining royalty lands	2,229	1,772
Development	269	297
Stabilized Joint Venture	2,575	2,425
	5,714	5,075

Operating profit (loss):
Before corporate expenses:
Asset management	$97	259
Mining royalty lands	2,044	1,618
Development	(553)	(387)
Stabilized Joint Venture	412	(714)
Operating profit before corporate expenses	2,000	776
Corporate expenses:
Allocated to asset management	(163)	(3)
Allocated to mining royalty lands	(43)	(77)
Allocated to development	(399)	(419)
Allocated to Stabilized Joint Venture	(40)	(142)
Unallocated	—	(38)
Total corporate expenses	(645)	(679)
	$1,355	97

Interest expense	$588	843

Depreciation, depletion and amortization:
Asset management	$177	131
Mining royalty lands	52	54
Development	58	57
Stabilized Joint Venture	1,200	2,156
	$1,487	2,398
Capital expenditures:
Asset management	$6,466	162
Mining royalty lands	—	—
Development	370	279
Stabilized Joint Venture	(117)	(243)
	$6,719	198

	March 31,	December 31,
Identifiable net assets	2019	2018

Asset management	$17,062	10,593
Discontinued operations	3,091	3,224
Mining royalty lands	38,021	37,991
Development	121,315	119,029
Stabilized Joint Venture	136,959	138,206
Investments available for sale at fair value	148,778	165,212
Cash items	29,826	22,749
Unallocated corporate assets	11,071	8,484
	$506,123	505,488

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $301,000 and $359,000 for the three months ended March 31, 2019 and 2018, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2019	2018
Riverfront permanent loan	$88,823	88,789
Less portion due within one year	—	—
	$88,823	88,789

On May 21, 2018 in conjunction with the sale of the warehouse business the Companies mortgages notes were prepaid and the credit line with First Tennessee Bank, N.A. was terminated. Prepayment penalties of $3,420,000 were paid.

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of March 31, 2019, there was no debt outstanding on this revolver, $1,740,000 outstanding under letters of credit and $18,260,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 3.48% on March 31, 2019. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2019, these covenants would have limited our ability to pay dividends to a maximum of $209 million combined. The Company was in compliance with all covenants as of March 31, 2019.

On November 17, 2017, Riverfront Holdings I, LLC (the "Joint Venture") refinanced the Dock 79 project pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank ("Loan Documents"). The Joint Venture, which was formed between the Company and MRP in 2014 in connection with the development of the Riverfront on the Anacostia property, borrowed a principal sum of $90,000,000 in connection with the refinancing. The loan is secured by the Dock 79 real property and improvements, bears a fixed interest rate of 4.125% per annum and has a term of 120 months. During the first 48 months of the loan term, the Joint Venture will make monthly payments of interest only, and thereafter, make monthly payments of principal and interest in equal installments based upon a 30-year amortization period. The loan is a non-recourse loan. However, all amounts due under the Loan Documents will become immediately due upon an event of default by the Joint Venture, such events including, without limitation, Joint Venture's (i) failure to: pay, permit inspections or observe covenants under the Loan Documents, (ii) breach of representations made under the Loan Documents (iii) voluntary or involuntary bankruptcy, and (iv) dissolution, or the dissolution of the guarantor. MidAtlantic Realty Partners, LLC, an affiliate of MRP, has executed a carve-out guaranty in connection with the loan.

During the three months ended March 31, 2019 and March 31, 2018 the Company capitalized interest costs of $385,000 and $235,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2019	2018
Weighted average common shares outstanding
during the period – shares used for basic
earnings per common share	9,952	10,015

Common shares issuable under share based
payment plans which are potentially dilutive	44	70

Common shares used for diluted
earnings per common share	9,996	10,085

Income (loss) from continuing operations	$1,641	(693)
Discontinued operations	$86	1,722
Net income attributable to the Company	$1,898	1,560

Basic earnings per common share:
Income (loss) from continuing operations	$0.16	(0.07)
Discontinued operations	$0.01	0.17
Net income attributable to the Company	$0.19	0.16

Diluted earnings per common share:
Income (loss) from continuing operations	$0.16	(0.07)
Discontinued operations	$0.01	0.17
Net income attributable to the Company	$0.19	0.15

For the three months ended March 31, 2019, 22,470 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2018, 17,275 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the quarter the Company repurchased 35,932 shares at an average cost of $47.71.

(7) Stock-Based Compensation Plans. The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 490,310 at March 31, 2019.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 29% and 43%, risk-free interest rate of .6% to 2.9% and expected life of 3.0 to 7.0 years.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2019	2018
Stock option grants	$29	41
Annual director stock award	—	—
	$29	41

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2019	147,538	$33.48	6.7	$1,782
Granted	—	$—		$—
Exercised	—	$—		$—
Outstanding at March 31, 2019	147,538	$33.48	6.4	$1,782

Exercisable at March 31, 2019	119,714	$31.59	5.9	$1,346
Vested during three months ended
March 31, 2019	—			$—
13

The aggregate intrinsic value of exercisable in-the-money options was $1,914,000 and the aggregate intrinsic value of outstanding in-the-money options was $2,080,000 based on the market closing price of $47.57 on March 29, 2019 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2019 was $374,000, which is expected to be recognized over a weighted-average period of 4.2 years.

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

(9) Concentrations.  The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 30% of the Company’s consolidated revenues during the three months ended March 31, 2019 and $327,000 of accounts receivable at March 31, 2019.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

At March 31, 2019 the Company was invested in 48 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,125,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $119,000 in its net investment income related to bonds that were sold first quarter 2019. The amortized cost of the investments was $147,653,000 and the carrying amount and fair value of such bonds were $148,778,000 as of March 31, 2019.

At March 31, 2019 and 2018, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2019, the carrying amount and fair value of such other long-term debt was $88,823,000 and $90,173,000, respectively. At March 31, 2018, the carrying amount and fair value of such other long-term debt was $117,231,000 and $118,469,000, respectively.

(11) Investments in Joint Ventures (Equity Method).

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the three months ended March 31, 2019 includes a loss of $10,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). During the quarter ending March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at March 31, 2019 was $10,110,000.

Essexshire Loan. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $9.2 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. This project will hold 122 town homes and 4 single family lots and is currently in the entitlement process. The loan balance at March 31, 2019 was $755,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a partnership to develop Phase II of our RiverFront on the Anacostia project and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the partnership including development costs paid prior to the formation of the partnership and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through March 31, 2019. The Company records interest income for this loan and a loss in equity in ventures for our 80% equity in the partnership. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 72 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The loan balance at March 31, 2019 was $2,230,000. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Bryant Street Partnerships. On December 24, 2018 the Company and MRP formed 4 partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over LIBOR. The loan matures March 13, 2023 with up to two extension of one year each upon certain conditions. There were no draws on the loan through March 31, 2019. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally.

Investments in Joint Ventures (in thousands):

					The
					Company's
					Share of
	Common	Total	Total Assets of	Profit (Loss)	Profit (Loss) of
	Ownership	Investment	The Partnership	Of the Partnership	the Partnership

As of March 31, 2019
Brooksville Quarry, LLC	50.00%	$7,492	14,334	(20)	(10)
BC FRP Realty, LLC	50.00%	5,812	21,950	(340)	(170)
Essexshire Loan		755	755	—	—
RiverFront Holdings II, LLC	80.00%	25,141	53,499	(182)	(178)
Bryant Street Partnerships	61.36%	55,094	83,018	94	94
Total		$94,294	173,556	(448)	(264)

As of December 31, 2018
Brooksville Quarry, LLC	50.00%	$7,449	14,325	(122)	(61)
BC FRP Realty, LLC	50.00%	5,976	21,371	—	—
Essexshire Loan		594	594	39	39
RiverFront Holdings II, LLC	80.00%	19,865	38,869	(66)	(66)
Bryant Street Partnerships	61.36%	55,000	77,541	—	—
Total		$88,884	152,700	(149)	(88)

Summarized Financial Information for the Investments in Joint Ventures (in thousands):

	As of March 31, 2019
	Brooksville	BC FRP	Essexshire	RiverFront	Bryant Street
	Quarry, LLC	Realty, LLC	Loan	Holdings II, LLC	Partnerships	Total

Investments in real estate, net	$14,298	21,820	755	49,733	55,880	$142,486
Cash and cash equivalents	32	2	—	3,766	27,088	30,888
Deferred costs	4	128	—	—	50	182
Total Assets	$14,334	21,950	755	53,499	83,018	$173,556

Secured notes payable	$—	10,355	—	2,230	—	$12,585
Other liabilities	42	81	—	9,085	8,275	17,483
Capital – FRP	7,492	5,757	755	36,553	55,094	105,651
Capital - Third Parties	6,800	5,757	—	5,631	19,649	37,837
Total Liabilities and Capital	$14,334	21,950	755	53,499	83,018	$173,556

	As of December 31, 2018
	Brooksville	BC FRP	Essexshire	RiverFront	Bryant Street
	Quarry, LLC	Realty, LLC	Loan	Holdings II, LLC	Partnerships	Total

Investments in real estate, net	$14,299	21,352	594	38,793	41,821	$116,859
Cash and cash equivalents	20	11	—	76	35,670	35,777
Deferred costs	6	8	—	—	50	64
Total Assets	$14,325	21,371	594	38,869	77,541	$152,700

Secured notes payable	$—	9,549	—	—	—	$9,549
Other liabilities	119	38	—	1,887	2,886	4,930
Capital – FRP	7,449	5,892	594	31,347	55,000	100,282
Capital - Third Parties	6,757	5,892	—	5,635	19,655	37,939
Total Liabilities and Capital	$14,325	21,371	594	38,869	77,541	$152,700

The Company’s capital recorded by the unconsolidated Joint Ventures is $11,358,000 more than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due to the lower basis in property contributed.

The amount of consolidated accumulated deficit for these joint ventures was $(2,895,000) and $(2,702,000) as of March 31, 2019 and December 31, 2018 respectively.

(12) Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. The results of operations associated with discontinued operations for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018

Lease revenue	238	7,547

Cost of operations:
Depreciation, depletion and amortization	29	1,885
Operating expenses	95	1,178
Property taxes	20	798
Management company indirect	—	178
Corporate expenses	—	747
Total cost of operations	144	4,786

Total operating profit	94	2,761

Interest expense	—	(400)
Gain on sale of buildings	23	—

Income before income taxes	117	2,361
Provision for income taxes	31	639

Income from discontinued operations	86	1,722

Earnings per common share:
Income from discontinued operations-
Basic	0.01	0.17
Diluted	0.01	0.17

The components of the balance sheet are as follows (in thousands):

	March 31	December 31
Assets:	2019	2018
Real estate investments at cost:
Land	$546	546
Buildings and improvements	3,315	3,315
Projects under construction	—	—
Total investments in properties	3,861	3,861
Less accumulated depreciation and depletion	2,396	2,374
Net investments in properties	1,465	1,487
17

Accounts receivable, net	811	910
Unrealized rents	488	473
Deferred costs	327	354
Assets of discontinued operations	$3,091	3,224

Liabilities:
Accounts payable and accrued liabilities	$206	205
Deferred revenue	—	45
Tenant security deposits	37	38
Liabilities of discontinued operations	$243	288

(13) Subsequent Events.

This past quarter, we entered into a Purchase and Sale Agreement to sell 7030 Dorsey Road in Anne Arundel County, one of the three commercial properties remaining from the asset sale last May, for $8,823,000. The study period for the purchaser expired on April 15, 2019 at which time the property became classified as held for sale and we expect to close in the second quarter of 2019.

In July, 2018, the Gill Corporation sued the Company to enforce a right of first refusal to purchase a warehouse property that was scheduled to be sold to BRE Foxtrot Parent LLC for $11.7 million in the transaction that closed in June 2018. The suit also sought to require the Company to replace the roof or, in the alternative, for damages. Gill’s claim to enforce the right of first refusal has been dismissed, though the claim for roof replacement or damages remains pending. In light of the dismissal of the right of first refusal claim, BRE Foxtrot Parent has exercised its contractual right to purchase the property for $11.7 million, subject only to receipt of an estoppel letter from Gill addressing all matters other than the roof, and an updated survey and environmental report in acceptable form. This transaction is expected to close in the second or third quarter of 2019.

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and constituted a strategic shift for the Company and have been reclassified as discontinued operations for all periods presented.

Asset Management Segment.

The Asset Management segment owns, leases and manages four commercial properties.  These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team.

As of March 31, 2019, the Asset Management Segment owned four commercial properties as follows:

1) 34 Loveton Circle in suburban Baltimore County, Maryland consists of one office building totaling 33,708 square feet which is 95.2% occupied (24% of the space is occupied by the Company for use as our Baltimore headquarters).

2) 7030 Dorsey Run Road in Howard County, Maryland consists of one office building totaling 63,122 square feet which was 67.9% occupied at March 31, 2019.

3) 155 E. 21st Street in Duval County, Florida was an office building property that remains under lease through March

2026. We permitted the tenant to demolish all structures on the property during 2018.

4) Cranberry Office Park consists of five office buildings totaling 268,010 square feet which are 26% occupied at March 31, 2019.

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment.  Our mining properties had estimated remaining reserves of 528 million tons as of December 31, 2018 after a total of 8.0 million tons were consumed in 2018.

The major expenses in this segment are comprised of collection and accounting for royalties, management’s oversight of the mining leases, land entitlement for post-mining uses and property taxes at our non-leased locations and at our Grandin location which, unlike our other leased mining locations, are not paid by the tenant.  As such, our costs in this business are very low as a percentage of revenue, are relatively stable and are not affected by increases in production at our locations. Our current mining tenants include Vulcan Materials, Martin Marietta, Cemex, Argos and The Concrete Company.

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

Development Segment.

Through our Development segment, we own and are continuously monitoring for their “highest and best use” several parcels of land that are in various stages of development.  Our overall strategy in this segment is to convert all our non-income producing lands into income production through (i) an orderly process of constructing new commercial and residential buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will purchase or form joint ventures on new developments of land not previously owned by the Company.

Revenues in this segment are generated predominately from land sales and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, the personnel costs of our in-house management team and horizontal and vertical construction costs.

Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial/industrial business parks providing 5–15 building pads which we typically convert into warehouse/office buildings. To date, our management team has converted 29 of these pads into developed buildings. Our typical practice has been to transfer these assets to the Asset Management segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also occasionally sold several of these pad sites over time to third parties.

Development Segment – Warehouse/Office Land.

At March 31, 2019 this segment owned the following future development parcels:

1)	15 acres of horizontally developed land available for future construction of an additional 187,550 square feet of warehouse/office product at Lakeside Business Park in Harford County, Maryland.

2)	33 acres of horizontally developed land including one 93,450-square-foot warehouse under construction for completion in the spring of 2019 and two or three lots available for 234,450 square feet of warehouse, office, hotel and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

We will continue to actively monitor these submarkets where we have lots ready for construction and take advantage of the opportunities presented to us. We will also look for new parcels to place into development.

We have three properties that were either spun-off to us from Florida Rock Industries in 1986 or acquired by us from unrelated third parties. These properties, as a result of our “highest and best use” studies, are being prepared for income generation through sale or joint venture with third parties, and in certain cases we are leasing these properties on an interim basis for an income stream while we wait for the development market to mature.

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Phase II contributed to JV and under construction.	$6,101,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$7,870,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$8,136,000
Total	77.5		$22,107,000

RIVERFRONT ON THE ANACOSTIA PHASES III-IV: This property consists of 2.5 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 600,000 square feet of “mixed-use” development in two phases. See “Stabilized Joint Venture Segment” below for discussion on Phase I and Development Joint Ventures below for discussion of Phase II. Phases III and IV are slated for office, and hotel/residential buildings, respectively, all with permitted first floor retail uses.

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

SQUARE 664E, WASHINGTON, DC: This property sits on the Anacostia River at the base of South Capitol Street in an area named Buzzard Point, approximately 1 mile down river from our RiverFront on the Anacostia property. The Square 664E property consists of approximately 2 acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five (5) years. In July 2018, Audi Field, the home of the DC United professional soccer club, opened its doors to patrons in Buzzard Point. The 20,000-seat stadium hosts 17 home games each year in addition to other outdoor events. The stadium is separated from our property by just one small industrial lot and two side streets.

The third leg of our Development Segment consists of investments in joint venture for properties in development as described below:

Development Segment - Investments in Joint Ventures (in thousands):

	As of March 31, 2019
	Brooksville	BC FRP	Essexshire	RiverFront	Bryant Street
	Quarry, LLC	Realty, LLC	Loan	Holdings II, LLC	Partnerships	Total

Investments in real estate, net	$14,298	21,820	755	49,733	55,880	$142,486
Cash and cash equivalents	32	2	—	3,766	27,088	30,888
Deferred costs	4	128	—	—	50	182
Total Assets	$14,334	21,950	755	53,499	83,018	$173,556

Secured notes payable	$—	10,355	—	2,230	—	$12,585
Other liabilities	42	81	—	9,085	8,275	17,483
Capital – FRP	7,492	5,757	755	36,553	55,094	105,651
Capital - Third Parties	6,800	5,757	—	5,631	19,649	37,837
Total Liabilities and Capital	$14,334	21,950	755	53,499	83,018	$173,556

Brooksville Quarry, LLC.. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the year ended March 31, 2019 includes a loss of $10,000 representing the Company’s portion of the loss of this joint venture (not including FRP’s royalty revenues).

BC Realty, LLC (Windlass Run). In March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-

building business park to consist of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and projected to stabilize in the fourth quarter of 2020. The start of subsequent phases will follow with the final phase commencing in the 4th quarter of 2024. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at March 31, 2019 was $10,110,000. The joint venture finished shell construction on its two office buildings in November 2018, while shell construction on the two retail buildings wrapped up in January 2019.

Essexshire Loan. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $9.2 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale. This project will hold 122 town homes and 4 single family lots and is currently in the entitlement process. The loan balance at March 31, 2019 was $755,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. Phase II on the Anacostia known as The Maren is a 250,000-square-foot mixed-use development which supports 264 residential units and 6,900 SF of retail. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to the formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through March 31, 2019. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 72 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. Construction began in April 2018, with substantial completion estimated in June 2020, and stabilization (meaning 90% of the individual apartments are leased and occupied by third party tenants) in late 2021.

Bryant Street Partnerships: On December 24, 2018 the Company and MRP formed 4 partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 86,042 SF of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in joint ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over LIBOR. The loan matures March 13, 2023 with up to two extension of one year each upon certain conditions. There were no draws on the loan through March 31, 2019. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally. Construction is to begin in 2019, with substantial completion estimated in 2nd quarter 2021, and stabilization (meaning 90% of the individual apartments and retail are leased and occupied by third party tenants) in late 2022.

Stabilized Joint Venture Segment.

Currently the segment only includes one stabilized joint venture which owns, leases and manages one building, Dock 79. This asset creates revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities, marketing and our management.

Dock 79. In 2014, approximately 2.1 acres (Phase I) of the total 5.8-acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. Lease up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. Upon reaching stabilization, the Company had, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion election”. The attainment of stabilization also results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third-party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit-sharing arrangement and is 66.0% on a prospective basis. As of March 31, 2019, the residential units were 93.1% occupied and 94.8% leased, while retail units are 76% leased with just one space remaining.

Comparative Results of Operations for the Three months ended March 31, 2019 and 2018

Consolidated Results

(dollars in thousands)	Three Months Ended March 31,
2019		2018	Change	%
Revenues:
Lease Revenue	$3,485	$3,303	$182	5.5%
Mining lands lease revenue	2,229	1,772	457	25.8%
Total Revenues	5,714	5,075	639	12.6%

Cost of operations:
Depreciation/Depletion/Amortization	1,487	2,398	(911)	-38.0%
Operating Expenses	882	865	17	2.0%
Property Taxes	753	675	78	11.6%
Management company indirect	592	361	231	64.0%
Corporate Expense	645	679	(34)	-5.0%
Total cost of operations	4,359	4,978	(619)	-12.4%

Total operating profit	1,355	97	1,258	1296.9%

Net investment income, including realized gains
of $119 and $0	1,810	5	1,805	36100.0%
Interest Expense	(588)	(843)	255	-30.2%
Equity in loss of joint ventures	(264)	(12)	(252)	2100.0%

Income (loss) before income taxes	2,313	(753)	3,066	-407.2%
Provision for (benefit from) income taxes	672	(60)	732	-1220.0%
Income (loss) from continuing operations	1,641	(693)	2,334	-336.8%

Income from discontinued operations, net	86	1,722	(1,636)	-95.0%

Net income	1,727	1,029	698	67.8%
Loss attributable to noncontrolling interest	(171)	(531)	360	-67.8%
Net income attributable to the Company	$1,898	$1,560	$338	21.7%

Net income for the first quarter of 2019 was $1,898,000 or $.19 per share versus $1,560,000 or $.15 per share in the same period last year. Income from discontinued operations for the first quarter of 2019 was $86,000 or $.01 per share versus $1,722,000 or $.17 per share in the same period last year.

Asset Management Segment Results

	Three months ended March 31
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$641	100.0%	581	100.0%	60	10.3%

Depreciation, depletion and amortization	177	27.6%	131	22.6%	46	35.1%
Operating expenses	209	32.6%	128	22.0%	81	63.3%
Property taxes	56	8.8%	39	6.7%	17	43.6%
Management company indirect	102	15.9%	24	4.1%	78	325.0%
Corporate expense	163	25.4%	3	0.5%	160	5333.3%

Cost of operations	707	110.3%	325	55.9%	382	117.5%

Operating profit	$(66)	-10.3%	256	44.1%	(322)	-125.8%

Most of the Asset Management Segment was reclassified to discontinued operations leaving only three commercial properties and one recent industrial acquisition, Cranberry Run, which we purchased this quarter for $6,411,000. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space. The park is currently 26% leased and occupied, and it is our plan to make $1,455,000 in improvements in order to re-lease the property for a total investment of $29.35 per square foot. This past quarter, we entered into a Purchase and Sale Agreement to sell 7030 Dorsey Road in Anne Arundel County, one of the three commercial properties remaining from the asset sale last May, for $8,823,000. The study period for the purchaser expired April 15, 2019 and we expect to close in the second quarter of 2019. Total revenues in this segment were $641,000, up $60,000 or 10.3%, over the same period last year. Operating loss was ($66,000), down $322,000 compared to the same quarter last year due to higher allocation of corporate expenses and operating losses associated with the Cranberry Run acquisition.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended March 31, 2019:

  Mining lands lease revenue were up $457,000, or 25.8%.

	Three months ended March 31
(dollars in thousands)	2019	%	2018	%	Change	%

Mining lands lease revenue	$2,229	100.0%	1,772	100.0%	457	25.8%

Depreciation, depletion and amortization	52	2.3%	54	3.0%	(2)	-3.7%
Operating expenses	16	0.7%	40	2.3%	(24)	-60.0%
Property taxes	68	3.1%	60	3.4%	8	13.3%
Management company indirect	49	2.2%	—	0.0%	49	0.0%
Corporate expense	43	1.9%	77	4.3%	(34)	-44.2%

Cost of operations	228	10.2%	231	13.0%	(3)	-1.3%

Operating profit	$2,001	89.8%	1,541	87.0%	460	29.9%
25

Total revenues in this segment were $2,229,000 versus $1,772,000 in the same period last year. Total operating profit in this segment was $2,001,000, an increase of $460,000 versus $1,541,000 in the same period last year. Among the reasons for this increase in revenue and operating profit is the contribution from our Ft. Myers quarry, the revenue from which, now that mining has begun in earnest, was more than double the minimum royalty we have been receiving until recently.

Development Segment Results

Highlights of the Three Months ended March 31, 2019:

  Construction began on Phase II of our RiverFront on the Anacostia project.

	Three months ended March 31
(dollars in thousands)	2019	2018	Change

Lease revenue	$269	297	(28)

Depreciation, depletion and amortization	58	57	1
Operating expenses	46	118	(72)
Property taxes	323	268	55
Management company indirect	395	241	154
Corporate expense	399	419	(20)

Cost of operations	1,221	1,103	118

Operating loss	$(952)	(806)	(146)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

  We are fully engaged in the formal process of seeking PUD entitlements for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook.” This past quarter, Hampstead Overlook received non-appealable rezoning from industrial to residential.
  We finished shell construction in December on the two office buildings in the first phase of our joint venture with St. John Properties.  Shell construction of the two retail buildings was completed in January. We are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space. Phase I is currently 44% leased.
  We are the principal capital source of a residential development venture in Essexshire known as “Hyde Park.”  We have committed up to $9.2 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Hyde Park will hold 122 town homes and 4 single family lots and received a non-appealable Plan Approval this past quarter. We are now in the process of obtaining record plat and construction drawing approval as well as seeking proposals from residential home builders.
26

  During the second quarter of 2018, we began construction on a 94,350-square foot spec building at Hollander Business Park.  This Class “A” facility is our first building with a 32-foot clear. Shell construction was completed subsequent to the end of the quarter and we are now in the process of leasing up the building.
  In April, we began construction on Phase II of our RiverFront on the Anacostia project, now known as “The Maren.”  We expect to deliver the building in the first half of 2020.
  In December 2018, the Company entered into a joint venture agreement with MidAtlantic Realty Partners (MRP) for the development of the first phase of a multifamily, mixed-use development in northeast Washington, DC known as “Bryant Street.”  FRP contributed $32 million for common equity and another $23 million for preferred equity to the joint venture. Construction began in February 2019 and should be finished in 2021.

Stabilized Joint Venture Segment Results

Highlights of the Three Months ended March 31, 2019:

  Beginning July 1, 2017, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture and established the RiverFront on the Anacostia segment as its fourth segment. FRP’s share of prior period results are included in the line Equity in loss of joint ventures in the Company’s overall Consolidated Statements of Income.

	Three months ended March 31
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$2,575	100.0%	2,425	100.0%	150	6.2%

Depreciation, depletion and amortization	1,200	46.6%	2,156	88.9%	(956)	-44.3%
Operating expenses	611	23.7%	579	23.9%	32	5.5%
Property taxes	306	11.9%	308	12.7%	(2)	-0.6%
Management company indirect	46	1.8%	96	3.9%	(50)	-52.1%
Corporate expense	40	1.6%	142	5.9%	(102)	-71.8%

Cost of operations	2,203	85.6%	3,281	135.3%	(1,078)	-32.9%

Operating profit	$372	14.4%	(856)	-35.3%	1,228	-143.5%

Average occupancy for the quarter was 93.49%, and at the end of the quarter Dock 79 was 94.75% leased and 93.11% occupied. During the first quarter, 61.70% of expiring leases renewed with an average increase in rent of 3.14%. Net Operating Income for this segment was $1,630,679, up $145,282 or 9.78% compared to the same quarter last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership. Depreciation and amortization decreased $956,000 compared to the same quarter last year due to lower amortization of in-place lease intangible values allocated upon consolidation in July 2017.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2019, we had $29,641,000 of cash and cash equivalents along with $148,778,000 of investments available for sale. As of March 31, 2019, we had no debt borrowed under our $20 million Wells Fargo revolver, $1,740,000 outstanding under letters of credit and $18,260,000 available to borrow under the revolver. In November 2017, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

27

	Three months
	Ended March 31,
	2019	2018
Total cash provided by (used for):
Operating activities	$3,250	5,325
Investing activities	5,813	(1,548)
Financing activities	(1,969)	(1,340)
Increase in cash and cash equivalents	$7,094	2,437

Outstanding debt at the beginning of the period	$88,789	118,317
Outstanding debt at the end of the period	$88,823	117,231

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2019 was $3,250,000 versus $5,325,000 in the same period last year. Net cash provided by operating activities of discontinued operations was $150,000. Net cash provided by operating activities of continuing operations was higher primarily due to a $1,505,000 decrease in Federal and state income taxes.

Investing Activities - Net cash provided by investing activities increased to $5,813,000 versus cash used in investing activities of $1,548,000 in the same period last year due primarily to the proceeds on the sale investments available for sale offset by the purchase of investments available for sale, the acquisition of Cranberry Business Park, and the preferred equity contribution to the RiverFront Holdings II joint venture.

At March 31, 2019 the Company was invested in 48 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,125,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company did realize a gain of $119,000 in its net investment income related to bond sales in the first quarter of 2019.

Financing Activities – Net cash used in investing activities was $1,969,000 versus $1,340,000 in the same period last year due primarily due to the increased purchase of company stock in first quarter and the repayment of long-term debt in the prior year.

Credit Facilities - On February 6, 2019 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility (“Revolver”) with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2019, these covenants would have limited our ability to pay dividends to a maximum of $209 million combined.

On November 17, 2017, Riverfront Holdings I, LLC (the "Joint Venture") refinanced the Dock 79 project pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank ("Loan Documents"). The Joint Venture, which was formed between the Company and MRP in 2014 in connection with the development of the Riverfront on the Anacostia property, borrowed a principal sum of $90,000,000 in connection with the refinancing. The loan is secured by the Dock 79 real property and improvements, bears a fixed interest rate of 4.125% per annum and has a term of 120 months. During the first 48 months of the loan term, the Joint Venture will make monthly payments of interest only, and thereafter, make monthly payments of principal and interest in equal installments based upon a 30-year amortization period. The loan is a non-recourse loan. However, all amounts due under the Loan Documents will become immediately due upon an event of default by the Joint Venture, such events including, without limitation, Joint Venture's (i) failure to: pay, permit inspections or observe covenants under the Loan Documents, (ii) breach of

28

representations made under the Loan Documents (iii) voluntary or involuntary bankruptcy, and (iv) dissolution, or the dissolution of the guarantor. MidAtlantic Realty Partners, LLC, an affiliate of MRP, has executed a carve-out guaranty in connection with the loan.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. As of March 31, 2019, $7,436,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its capital expenditures for the remainder of 2019 to include approximately $6,848,000 for real estate development including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Summary and Outlook. We began this year a very different company than we were at the start of 2018. The asset sale of nearly a year ago has dramatically reshaped the landscape of our business and our direction forward. The disposition of over 40 buildings, the infrastructure required to support it, and the cash we retained from that disposition has shifted our focus towards development as the number of ongoing projects in our development segment demonstrates. Despite or maybe because of the lack of consensus regarding economic forecasts, indicators, and the volatility of markets, we believe we are in an enviable financial position given our current liquidity. Though we, like any other company, would stand to benefit from the rising tide of this nearly unprecedented stretch of economic growth, the cash and investments on our balance sheet allow us to play defense and protect our assets should a downturn present itself as our projects are coming online, while also allowing us to play offense should that same downturn create opportunities to grow our business segments via attractively priced acquisitions. It is because we prize this liquidity so much, that we remain steadfast in our commitment to redeploy these proceeds as carefully as we possibly can. The substantial amount of dry powder retained from the sale affords this company an amazing opportunity that we are loathe to squander. We have some of the best assets in the business segments in which we compete, as demonstrated by another amazing quarter from our mining royalties segment and the continued ability to grow rents at Dock 79, and we will not make any further investments unless they fall in line with the quality of assets and opportunities of your company as it is situated presently. To that end, we have been repurchasing shares of the Company when we believe it is underpriced. This past quarter we repurchased 35,932 shares at an average cost of $47.71.

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

Net Operating Income Reconciliation
Three months ended 03/31/19 (in thousands)
	Asset		Stabilized	Mining	Unallocated	FRP
	Management	Development	Joint Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	(48)	(716)	(196)	1,452	1,149	1,641
Income Tax Allocation	(18)	(266)	(9)	539	426	672
Income (loss) from continuing operations before income taxes	(66)	(982)	(205)	1,991	1,575	2,313

Less:
Unrealized rents	3	—	28	—	—	31
Interest income	—	224	—	—	1,586	1,810
Plus:
Unrealized rents	—	—	—	122	—	122
Equity in loss of Joint Venture	—	254	—	10	—	264
Interest Expense	—	—	577	—	11	588
Depreciation/Amortization	177	58	1,200	52	—	1,487
Management Co. Indirect	102	395	46	49	—	592
Allocated Corporate Expenses	163	399	40	43	—	645

Net Operating Income	373	(100)	1,630	2,267	—	4,170
29

Net Operating Income Reconciliation
Three months ended 03/31/18 (in thousands)
	Asset		Stabilized	Mining	Unallocated	FRP
	Management	Development	Joint Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	187	(584)	(1,383)	1,115	(28)	(693)
Income Tax Allocation	69	(217)	(316)	414	(10)	(60)
Income (loss) from continuing operations before income taxes	256	(801)	(1,699)	1,529	(38)	(753)

Less:
Unrealized rents	—	—	52	—	—	52
Other income	—	5	—	—	—	5
Plus:
Unrealized rents	20	—	—	119	—	139
Equity in loss of Joint Venture	—	—	—	12	—	12
Interest Expense	—	—	843	—	—	843
Depreciation/Amortization	131	57	2,156	54	—	2,398
Management Co. Indirect	24	241	96	—	—	361
Allocated Corporate Expenses	3	419	142	77	38	679

Net Operating Income	434	(89)	1,486	1,791	—	3,622

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at March 31, 2019 was LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at March 31, 2019, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of March 31, 2019, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO

30

concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL MATTERS

In July, 2018, the Gill Corporation sued the Company to enforce a right of first refusal to purchase a warehouse property that was scheduled to be sold to BRE Foxtrot Parent LLC for $11.7 million in the transaction that closed in June 2018. The suit also sought to require the Company to replace the roof or, in the alternative, for damages. Gill’s claim to enforce the right of first refusal has been dismissed, though the claim for roof replacement or damages remains pending. In light of the dismissal of the right of first refusal claim, BRE Foxtrot Parent has exercised its contractual right to purchase the property for $11.7 million, subject only to receipt of an estoppel letter from Gill addressing all matters other than the roof, and an updated survey and environmental report in acceptable form. This transaction is expected to close in the second or third quarter of 2019.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	18,353	$47.80	18,353	$8,273,000

February 1
Through
February 28	—	$—	—	$8,273,000

March 1
Through
March 31	17,579	$47.61	17,579	$7,436,000

Total	35,932	$47.71	35,932
31

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

FRP Holdings, Inc.

Date: May 9, 2019	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
32

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2019

EXHIBIT INDEX

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.
(31)(a)	Certification of John D. Baker II.
(31)(b)	Certification of John D. Baker III.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

33