Form 10-Q
period 2019-06-30
FRP HOLDINGS, INC.
filed 2019-08-08
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2019
Common Stock, $.10 par value per share	9,863,451 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30	December 31
Assets:	2019	2018
Real estate investments at cost:
Land	$84,383	83,721
Buildings and improvements	144,779	144,543
Projects under construction	2,508	6,683
Total investments in properties	231,670	234,947
Less accumulated depreciation and depletion	27,472	28,394
Net investments in properties	204,198	206,553

Real estate held for investment, at cost	7,167	7,167
Investments in joint ventures	94,937	88,884
Net real estate investments	306,302	302,604

Cash and cash equivalents	56,169	22,547
Cash held in escrow	20,066	202
Accounts receivable, net	783	564
Investments available for sale at fair value	122,183	165,212
Federal and state income taxes receivable	27,206	9,854
Unrealized rents	459	53
Deferred costs	645	773
Other assets	463	455
Assets of discontinued operations	871	3,224
Total assets	$535,147	505,488

Liabilities:
Secured notes payable	$88,857	88,789
Accounts payable and accrued liabilities	2,044	3,545
Environmental remediation liability	92	100
Deferred revenue	858	27
Deferred income taxes	50,439	27,981
Deferred compensation	1,446	1,450
Tenant security deposits	252	53
Liabilities of discontinued operations	158	288
Total liabilities	144,146	122,233

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,863,451 and 9,969,174 shares issued and outstanding, respectively	986	997
Capital in excess of par value	57,562	58,004
Retained earnings	313,373	306,307
Accumulated other comprehensive income, net	1,210	(701)
Total shareholders’ equity	373,131	364,607
Noncontrolling interest MRP	17,870	18,648
Total equity	391,001	383,255
Total liabilities and shareholders’ equity	$535,147	505,488

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
Revenues:
Lease revenue	$3,730	3,498	7,215	6,801
Mining lands lease revenue	2,633	2,055	4,862	3,827
Total Revenues	6,363	5,553	12,077	10,628

Cost of operations:
Depreciation, depletion and amortization	1,472	2,131	2,959	4,529
Operating expenses	910	1,103	1,792	1,968
Property taxes	713	611	1,466	1,286
Management company indirect	610	455	1,202	816
Corporate expenses (Note 4 Related Party)	551	1,709	1,196	2,388
Total cost of operations	4,256	6,009	8,615	10,987

Total operating profit (loss)	2,107	(456)	3,462	(359)

Net investment income, including realized gains of $328, $0, $447 and $0, respectively	1,984	216	3,794	221
Interest expense	(272)	(807)	(860)	(1,650)
Equity in loss of joint ventures	(272)	(11)	(536)	(23)
Gain on real estate investments	536	—	536	—

Income (loss) from continuing operations before income taxes	4,083	(1,058)	6,396	(1,811)
Provision for (benefit from) income taxes	1,131	(179)	1,803	(239)
Income (loss) from continuing operations	2,952	(879)	4,593	(1,572)

Income from discontinued operations, net	6,776	120,465	6,862	122,187

Net income	9,728	119,586	11,455	120,615
Loss attributable to noncontrolling interest	(97)	(396)	(268)	(927)
Net income attributable to the Company	$9,825	119,982	11,723	121,542

Earnings per common share:
Income (loss) from continuing operations-
Basic	$0.30	(0.09)	0.46	(0.16)
Diluted	$0.30	(0.09)	0.46	(0.16)
Discontinued operations-
Basic	$0.68	12.01	0.69	12.19
Diluted	$0.68	11.92	0.69	12.10
Net income attributable to the Company-
Basic	$0.99	11.96	1.18	12.13
Diluted	$0.99	11.87	1.17	12.04

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,915	10,033	9,933	10,024
-diluted earnings per common share	9,960	10,109	9,978	10,099

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
Net income	$9,728	119,586	11,455	120,615
Other comprehensive income net of tax:
Unrealized gain on investments available for sale,
Net of income tax effect of $129, $0, $708 and $0	351	—	1,911	—
Comprehensive income	$10,079	119,586	13,366	120,615

Less comp. income attributable to
Noncontrolling interest	$(97)	(396)	(268)	(927)

Comprehensive income attributable to the Company	$10,176	119,982	13,634	121,542

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands) (Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$11,455	120,615
Adjustments to reconcile net income to
net cash provided by continuing operating activities:
Income from discontinued operations, net	(6,862)	(122,187)
Deferred income taxes	22,458	(4,728)
Depreciation, depletion and amortization	3,082	4,719
Equity in loss of joint ventures	536	23
Gain on sale of equipment and property	(531)	(12)
Stock-based compensation	57	1,152
Realized gain on available for sale investments	(447)	—
Net changes in operating assets and liabilities:
Accounts receivable	(219)	(33)
Deferred costs and other assets	(1,092)	(660)
Accounts payable and accrued liabilities	(670)	910
Income taxes payable and receivable	(17,352)	3,690
Other long-term liabilities	187	(239)
Net cash provided by operating activities of continuing operations	10,602	3,250
Net cash (used in) provided by operating activities of discontinued operations	(2,441)	3,765
Net cash provided by operating activities	8,161	7,015

Cash flows from investing activities:
Investments in properties	(8,176)	(1,419)
Investments in joint ventures	(6,592)	(4,671)
Purchases of investments available for sale	(33,846)	—
Proceeds from sales of investments available for sale	79,937	—
Cash held in escrow	(19,864)	(278,240)
Proceeds from the sale of assets	8,153	12
Net cash provided by (used in) investing activities of continuing operations	19,612	(284,318)
Net cash provided by investing activities of discontinued operations	11,526	335,996
Net cash provided by investing activities	31,138	51,678

Cash flows from financing activities:
Distribution to noncontrolling interest	(510)	(510)
Repayment of long-term debt	—	(1,552)
Repurchase of company stock	(5,312)	—
Exercise of employee stock options	145	540
Net cash used in financing activities of continuing operations	(5,677)	(1,522)
Net cash used in financing activities of discontinued operations	—	(28,846)
Net cash used in financing activities	(5,677)	(30,368)

Net increase in cash and cash equivalents	33,622	28,325
Cash and cash equivalents at beginning of year	22,547	4,524
Cash and cash equivalents at end of the period	$56,169	32,849

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and 3 additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. This resulted in the disposition of all of the Company’s industrial flex/office warehouse properties and constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. The Company is not a significant lessee. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The Company's existing leases will continue to be classified as operating leases. Leases entered into after the effective date of the new standard may be classified as operating or sales-type leases, based on specific classification criteria. Operating leases will continue to have a similar pattern of recognition as under current GAAP. Sales-type lease accounting, however, will result in the recognition of selling profit at lease commencement, with interest income recognized over the life of the lease. The new standard also includes a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized. Only incremental costs of a lease that would not have been incurred if the lease had not been obtained may be deferred as initial direct costs. The new standard also requires lessors to exclude from variable payments certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Lease Revenue. For the six months ended June 30, 2019, the credit loss related to the collectibility of lease receivables was recognized in the line item Operating expenses and was not significant. Additionally, the new standard requires lessors to allocate the consideration in a contract between the lease component (right to use an underlying asset) and non-lease component (transfer of a good or service that is not a lease). However, lessors are provided with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components of a contract as a single lease component if certain criteria are met. The terms of the Company's leases generally provide that the Company is entitled to receive reimbursements from tenants for operating expenses such as real estate taxes, insurance and common area maintenance, in addition to the base rental payments for use of the underlying asset. Under the new standard, common area maintenance is considered a nonlease component of a lease contract, which would be accounted for under Topic 606. However, the Company will apply the practical expedient to account for its lease and non-lease components as a single, combined operating lease component. While the timing of recognition should remain the same, the Company is no longer presenting reimbursement revenue from tenants separately in our Consolidated Statements of Income beginning January 1, 2019. The new standard along with the adoption of ASU No. 2018-11, Leases - Targeted Improvements which the FASB issued in July 2018, was adopted effective January 1, 2019 and we have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. The adoption of this guidance did not have a material impact on our financial statements.

(3) Business Segments. The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Development and Stabilized Joint Venture, as described below.

The Asset Management segment owns, leases and manages commercial properties. The flex/office warehouses in the Asset Management Segment were sold and reclassified to discontinued operations leaving only two commercial properties, one recent industrial acquisition, Cranberry Run, which we purchased in 2019, and 1801 62nd Street, our most recent spec building in Hollander Business Park, which joined Asset Management April 1 of this year.

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and 3 additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. This sale constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. We plan to develop our remaining owned office/warehouse pad sites in a timely, opportunistic manner and find a buyer once each building is fully leased.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Asset management	$662	568	1,303	1,149
Mining royalty lands	2,633	2,055	4,862	3,827
Development	316	317	585	614
Stabilized Joint Venture	2,752	2,613	5,327	5,038
	6,363	5,553	12,077	10,628

Operating profit (loss):
Before corporate expenses:
Asset management	$128	258	225	507
Mining royalty lands	2,458	1,918	4,502	3,536
Development	(565)	(630)	(1,118)	(1,007)
Stabilized Joint Venture	637	(293)	1,049	(1,007)
Operating profit before corporate expenses	2,658	1,253	4,658	2,029
Corporate expenses:
Allocated to asset management	(139)	(109)	(302)	(112)
Allocated to mining royalty lands	(36)	(52)	(79)	(129)
Allocated to development	(341)	(283)	(740)	(702)
Allocated to stabilized joint venture	(35)	(95)	(75)	(237)
Unallocated	—	(1,170)	—	(1,208)
Total corporate expenses	(551)	(1,709)	(1,196)	(2,388)
	$2,107	(456)	3,462	(359)

Interest expense	$272	807	860	1,650

Depreciation, depletion and amortization:
Asset management	$196	129	373	260
Mining royalty lands	42	36	94	90
Development	49	57	107	114
Stabilized Joint Venture	1,185	1,909	2,385	4,065
	$1,472	2,131	2,959	4,529
Capital expenditures:
Asset management	$1,352	6	7,818	167
Mining royalty lands	—	—	—	—
Development	(122)	1,018	248	1,310
Stabilized Joint Venture	227	185	110	(58)
	$1,457	1,209	8,176	1,419

	June 30,	December 31,
Identifiable net assets	2019	2018

Asset management	$16,981	10,593
Discontinued operations	871	3,224
Mining royalty lands	38,702	37,991
Development	115,016	119,029
Stabilized Joint Venture	136,048	138,206
Investments available for sale at fair value	122,183	165,212
Cash items	76,235	22,749
Unallocated corporate assets	29,111	8,484
	$535,147	505,488

(4) Related Party Transactions. The Company is a party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Transition Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2019.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $328,000 and $370,000 for the three months ended June 30, 2019 and 2018 and $629,000 and $729,000 for the six months ended June 30, 2019 and 2018, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2019	2018
Riverfront permanent loan	$88,857	88,789
Less portion due within one year	—	—
	$88,857	88,789

On May 21, 2018 in conjunction with the sale of the warehouse business the Companies mortgages notes were prepaid and the credit line with First Tennessee Bank, N.A. was terminated. Prepayment penalties of $3,420,000 were paid.

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of June 30, 2019, there was no debt outstanding on this revolver, $1,710,000 outstanding under letters of credit and $18,290,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 3.402% on June 30, 2019. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction.

As of June 30, 2019, these covenants would have limited our ability to pay dividends to a maximum of $216 million combined. The Company was in compliance with all covenants as of June 30, 2019.

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

During the three months ended June 30, 2019 and June 30, 2018 the Company capitalized interest costs of $705,000 and $263,000, respectively. During the six months ended June 30, 2019 and June 30, 2018 the Company capitalized interest costs of $1,090,000 and $499,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,915	10,033	9,933	10,024

Common shares issuable under
share based payment plans
which are potentially dilutive	45	76	45	75

Common shares used for diluted
earnings per common share	9,960	10,109	9,978	10,099

Income (loss) from continuing operations	$2,952	(879)	4,593	(1,572)
Discontinued operations	$6,776	120,465	6,862	122,187
Net income attributable to the Company	$9,825	119,982	11,723	121,542

Basic earnings per common share:
Income (loss) from continuing operations	$0.30	(0.09)	0.46	(0.16)
Discontinued operations	$0.68	12.01	0.69	12.19
Net income attributable to the Company	$0.99	11.96	1.18	12.13

Diluted earnings per common share:
Income (loss) from continuing operations	$0.30	(0.09)	0.46	(0.16)
Discontinued operations	$0.68	11.92	0.69	12.10
Net income attributable to the Company	$0.99	11.87	1.17	12.04

For the three and six months ended June 30, 2019, 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2018, no shares attributable to outstanding stock operations were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the first six months the Company repurchased 110,527 shares at an average cost of $48.06.

(7) Stock-Based Compensation Plans. The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 490,310 at June 30, 2019.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock option grants	$28	428	57	469
Annual director stock award	—	683	—	683
	$28	1,111	57	1,152

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2019	147,538	$33.48	6.7	$1,782
Granted	—	$—		$—
Exercised	(4,804)	$30.04		$(53)
Outstanding at June 30, 2019	142,734	$33.59	6.2	$1,729

Exercisable at June 30, 2019	114,910	$31.65	5.7	$1,293
Vested during six months ended
June 30, 2019	—			$—
13

The aggregate intrinsic value of exercisable in-the-money options was $2,772,000 and the aggregate intrinsic value of outstanding in-the-money options was $3,166,000 based on the market closing price of $55.77 on June 28, 2019 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2019 was $346,000, which is expected to be recognized over a weighted-average period of 4.0 years.

Gains of $94,000 were realized by option holders during the six months ended June 30, 2019. Patriot realized the tax benefits of these gains because these options were exercised by Patriot employees for options granted prior to the spin-off.

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

(9) Concentrations.  The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 31% of the Company’s consolidated revenues during the six months ended June 30, 2019 and $356,000 of accounts receivable at June 30, 2019.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

At June 30, 2019 the Company was invested in 41 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,606,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $447,000 in its net investment income related to bonds that were sold in 2019. The amortized cost of the investments was $120,577,000 and the carrying amount and fair value of such bonds were $122,183,000 as of June 30, 2019.

At June 30, 2019 and 2018, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2019, the carrying amount and fair value of such other long-term debt was $88,857,000 and $92,541,000, respectively. At June 30, 2018, the carrying amount and fair value of such other long-term debt was $88,720,000 and $87,436,000, respectively.

(11) Investments in Joint Ventures (Equity Method).

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the six months ended June 30, 2019 includes a loss of $22,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). During the quarter ending March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at June 30, 2019 was $10,913,000.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $9.2 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. Hyde Park will hold 122 town homes and four single-family lots and received a non-appealable Plan Approval during the first quarter of 2019. We are currently pursuing entitlements and have a home builder under contract to purchase the land upon government approval to begin development. The loan balance at June 30, 2019 was $849,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a partnership to develop Phase II of our RiverFront on the Anacostia project and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the partnership including development costs paid prior to the formation of the partnership and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through June 30, 2019. The Company records interest income for this loan and a loss in equity in ventures for our 80% equity in the partnership. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The loan balance at June 30, 2019 was $12,199,000. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Bryant Street Partnerships. On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25%

over LIBOR. The loan matures March 13, 2023 with up to two extension of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.10 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. Borrower may prepay a portion of the unpaid principal to satisfy such tests. There were no draws on the loan through June 30, 2019. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally.

Amber Ridge. On June 26, 2019 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Prince Georges County, Maryland known as “Amber Ridge.” We have committed up to $18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. This project will hold 190 single-family town homes.

Investments in Joint Ventures (in thousands):

					The
					Company's
					Share of
	Common	Total	Total Assets of	Profit (Loss)	Profit (Loss) of
	Ownership	Investment	The Partnership	Of the Partnership	the Partnership

As of June 30, 2019
Brooksville Quarry, LLC	50.00%	$7,478	14,309	(44)	(22)
BC FRP Realty, LLC	50.00%	5,652	22,425	(660)	(330)
Hyde Park		859	859	—	—
RiverFront Holdings II, LLC	80.00%	25,453	65,957	(391)	(386)
Bryant Street Partnerships	61.36%	55,495	79,580	202	202
Total		$94,937	183,130	(893)	(536)

As of December 31, 2018
Brooksville Quarry, LLC	50.00%	$7,449	14,325	(122)	(61)
BC FRP Realty, LLC	50.00%	5,976	21,371	—	—
Hyde Park		594	594	39	39
RiverFront Holdings II, LLC	80.00%	19,865	38,869	(66)	(66)
Bryant Street Partnerships	61.36%	55,000	77,541	—	—
Total		$88,884	152,700	(149)	(88)

Summarized Financial Information for the Investments in Joint Ventures (in thousands):

	As of June 30, 2019
	Brooksville	BC FRP		RiverFront	Bryant Street
	Quarry, LLC	Realty, LLC	Hyde Park	Holdings II, LLC	Partnerships	Total

Investments in real estate, net	$14,296	22,281	859	65,704	59,816	$162,956
Cash and cash equivalents	11	17	—	253	14,714	14,995
Unrealized rents & receivables	—	26	—	—	60	86
Deferred costs	2	101	—	—	4,990	5,093
Total Assets	$14,309	22,425	859	65,957	79,580	$183,130

Secured notes payable	$—	11,181	—	12,199	—	$23,380
Other liabilities	42	50	—	11,313	4,737	16,142
Capital – FRP	7,478	5,597	859	36,814	55,194	105,942
Capital - Third Parties	6,789	5,597	—	5,631	19,649	37,666
Total Liabilities and Capital	$14,309	22,425	859	65,957	79,580	$183,130

As of December 31, 2018
Brooksville	BC FRP		RiverFront	Bryant Street
Quarry, LLC	Realty, LLC	Hyde Park	Holdings II, LLC	Partnerships	Total
16

Investments in real estate, net	$14,299	21,352	594	38,793	41,821	$116,859
Cash and cash equivalents	20	11	—	76	35,670	35,777
Deferred costs	6	8	—	—	50	64
Total Assets	$14,325	21,371	594	38,869	77,541	$152,700

Secured notes payable	$—	9,549	—	—	—	$9,549
Other liabilities	119	38	—	1,887	2,886	4,930
Capital – FRP	7,449	5,892	594	31,347	55,000	100,282
Capital - Third Parties	6,757	5,892	—	5,635	19,655	37,939
Total Liabilities and Capital	$14,325	21,371	594	38,869	77,541	$152,700

The Company’s capital recorded by the unconsolidated Joint Ventures is $11,005,000 more than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due to the lower basis in property contributed.

The amount of consolidated accumulated deficit for these joint ventures was $(3,093,000) and $(2,702,000) as of June 30, 2019 and December 31, 2018 respectively.

(12) Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. The results of operations associated with discontinued operations for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Lease Revenue	222	4,110	460	11,657

Cost of operations:
Depreciation, depletion and amortization	12	1,217	41	3,102
Operating expenses	139	464	234	1,642
Property taxes	26	449	46	1,247
Management company indirect	—	812	—	990
Corporate expenses	—	655	—	1,402
Total cost of operations	177	3,597	321	8,383

Total operating profit	45	513	139	3,274

Interest expense	—	(187)	—	(587)
Gain on sale of buildings	9,245	164,807	9,268	164,807

Income before income taxes	9,290	165,133	9,407	167,494
Provision for income taxes	2,514	44,668	2,545	45,307

Income from discontinued operations	$6,776	120,465	6,862	122,187

Earnings per common share:
Income from discontinued operations-
Basic	0.68	12.01	0.69	12.19
Diluted	0.68	11.92	0.69	12.10

The components of the balance sheet are as follows (in thousands):

	June 30	December 31
Assets:	2019	2018
Real estate investments at cost:
Land	$—	546
Buildings and improvements	—	3,315
Projects under construction	—	—
Total investments in properties	—	3,861
Less accumulated depreciation and depletion	—	2,374
Net investments in properties	—	1,487

Accounts receivable, net	871	910
Unrealized rents	—	473
Deferred costs	—	354
Assets of discontinued operations	$871	3,224

Liabilities:
Accounts payable and accrued liabilities	$158	205
Deferred revenue	—	45
Tenant security deposits	—	38
Liabilities of discontinued operations	$158	288

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and constituted a strategic shift for the Company and have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million.

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

As of June 30, 2019, the Asset Management Segment owned four commercial properties as follows:

1) 34 Loveton Circle in suburban Baltimore County, Maryland consists of one office building totaling 33,708 square feet which is 95.2% occupied (16% of the space is occupied by the Company for use as our Baltimore headquarters).

2) 155 E. 21st Street in Duval County, Florida was an office building property that remains under lease through March

2026. We permitted the tenant to demolish all structures on the property during 2018.

3) Cranberry Office Park consists of five office buildings totaling 268,010 square feet which are 32.8% occupied at June 30, 2019.

4) 1801 62nd Street consists of 94,350 square feet and was completed in second quarter. We are now in the process of leasing up the building.

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

Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial/industrial business parks providing 5–15 building pads which we typically convert into warehouse/office buildings. To date, our management team has converted 30 of these pads into developed buildings. Our typical practice has been to transfer these assets to the Asset Management segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also occasionally sold several of these pad sites over time to third parties.

Development Segment – Warehouse/Office Land.

At June 30, 2019 this segment owned the following future development parcels:

1)	15 acres of horizontally developed land available for future construction of an additional 187,550 square feet of warehouse/office product at Lakeside Business Park in Harford County, Maryland.

2)	26 acres of horizontally developed land including two or three lots available for 234,450 square feet of warehouse, office, hotel and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Phase II contributed to JV and under construction.	$6,100,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$7,985,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$8,094,000
Total	77.5		$22,179,000

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

The third leg of our Development Segment consists of investments in joint venture for properties in development as described below:

Development Segment - Investments in Joint Ventures (in thousands):

	As of June 30, 2019
	Brooksville	BC FRP		RiverFront	Bryant Street
	Quarry, LLC	Realty, LLC	Hyde Park	Holdings II, LLC	Partnerships	Total

Investments in real estate, net	$14,296	22,281	859	65,704	59,816	$162,956
Cash and cash equivalents	11	17	—	253	14,714	14,995
Unrealized rents & receivables	—	26	—	—	60	86
Deferred costs	2	101	—	—	4,990	5,093
Total Assets	$14,309	22,425	859	65,957	79,580	$183,130

Secured notes payable	$—	11,181	—	12,199	—	$23,380
Other liabilities	42	50	—	11,313	4,737	16,142
Capital – FRP	7,478	5,597	859	36,814	55,194	105,942
Capital - Third Parties	6,789	5,597	—	5,631	19,649	37,666
Total Liabilities and Capital	$14,309	22,425	859	65,957	79,580	$183,130

Brooksville Quarry, LLC.. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the year ended June 30, 2019 includes a loss of $22,000 representing the Company’s portion of the loss of this joint venture (not including FRP’s royalty revenues).

BC Realty, LLC (Windlass Run). In March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and projected to stabilize in the fourth quarter of 2020. The start of subsequent phases will follow with the final phase commencing in the 4th quarter of 2024. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at June 30, 2019 was $10,913,000. The joint venture finished shell construction on its two office buildings in November 2018, while shell construction on the two retail buildings wrapped up in January 2019.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $9.2 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale. Hyde Park will hold 122 town homes and four single-family lots and received a non-appealable Plan Approval during the first quarter of 2019. We are currently pursuing entitlements and have a home builder under contract to purchase the land upon government approval to begin development. The loan balance at June 30, 2019 was $849,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. Phase II on the Anacostia known as The Maren is a 250,000-square-foot mixed-use development which supports 264 residential units and 6,900 SF of retail. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to the formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through June 30, 2019. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. Construction began in April 2018, with substantial completion estimated in June 2020, and stabilization (meaning 90% of the individual apartments are leased and occupied by third party tenants) in late 2021.

Bryant Street Partnerships: On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 86,042 SF of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in joint ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over LIBOR. The loan matures March 13, 2023 with up to two extension of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.10 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. Borrower may prepay a portion of the unpaid principal to satisfy such tests. There were no draws on the loan through June 30, 2019. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally. Construction is to begin in 2019, with substantial completion estimated in 2nd quarter 2021, and stabilization (meaning 90% of the individual apartments and retail are leased and occupied by third party tenants) in late 2022.

Amber Ridge. On June 26, 2019 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Prince Georges County, Maryland known as “Amber Ridge.” We have committed up to $18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. This project will hold 190 single-family town homes.

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

Dock 79. Is a joint venture owned by the Company (66%) and our partner, MRP Realty (34%) and is a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. For financial reporting purposes the Company consolidates this venture as iit is considered the primary beneficiary of the Variable Interest Entity. As of June 30, 2019, the residential units were 94.44% occupied and 97.38% leased, while retail units are 76% leased with just one space remaining.

Comparative Results of Operations for the Three months ended June 30, 2019 and 2018

Consolidated Results

(dollars in thousands)	Three Months Ended June 30,
2019		2018	Change	%
Revenues:
Lease Revenue	$3,730	$3,498	$232	6.6%
Mining lands lease revenue	2,633	2,055	578	28.1%
Total Revenues	6,363	5,553	810	14.6%

Cost of operations:
Depreciation/Depletion/Amortization	1,472	2,131	(659)	-30.9%
Operating Expenses	910	1,103	(193)	-17.5%
Property Taxes	713	611	102	16.7%
Management company indirect	610	455	155	34.1%
Corporate Expense	551	1,709	(1,158)	-67.8%
Total cost of operations	4,256	6,009	(1,753)	-29.2%

Total operating profit	2,107	(456)	2,563	-562.1%

Net investment income, including realized gains
of $328 and $0	1,984	216	1,768	818.5%
Interest Expense	(272)	(807)	535	-66.3%
Equity in loss of joint ventures	(272)	(11)	(261)	2372.7%
Gain on real estate investments	536	—	536	0.0%

Income (loss) before income taxes	4,083	(1,058)	5,141	-485.9%
Provision for (benefit from) income taxes	1,131	(179)	1,310	-731.8%
Income (loss) from continuing operations	2,952	(879)	3,831	-435.8%

Income from discontinued operations, net	6,776	120,465	(113,689)	-94.4%

Net income	9,728	119,586	(109,858)	-91.9%
Loss attributable to noncontrolling interest	(97)	(396)	299	-75.5%
Net income attributable to the Company	$9,825	$119,982	$(110,157)	-91.8%

Net income for the second quarter of 2019 was $9,825,000 or $.99 per share versus $119,982,000 or $11.87 per share in the same period last year. Income from discontinued operations for the second quarter of 2019 was $6,776,000 or

$.68 per share versus $120,465,000 or $11.92 per share in the same period last year. Second quarter of 2019 includes $536,000 in pretax profit related to the sale of our office building at 7030 Dorsey Road. Second quarter of 2018 loss from continuing operations of $879,000 included $1,085,000 in stock compensation expense ($682,800 for the 2018 director stock grant and $402,000 for vesting of option grants from 2016 and 2017 due to the asset disposition). The income from discontinued operations in the current year and the prior year is related to the sale of the Company’s industrial warehouse properties in May 2018. The current year income from discontinued operations includes the sale to the same buyer of our property at 1502 Quarry Drive for $11.7 million. This asset was excluded from the original sale due to the tenant potentially exercising its right of first refusal to purchase the property.

Asset Management Segment Results

	Three months ended June 30
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$662	100.0%	568	100.0%	94	16.5%

Depreciation, depletion and amortization	196	29.6%	129	22.7%	67	51.9%
Operating expenses	175	26.5%	91	16.0%	84	92.3%
Property taxes	90	13.6%	40	7.1%	50	125.0%
Management company indirect	73	11.0%	50	8.8%	23	46.0%
Corporate expense	139	21.0%	109	19.2%	30	27.5%

Cost of operations	673	101.7%	419	73.8%	254	60.6%

Operating profit	$(11)	-1.7%	149	26.2%	(160)	-107.4%

Most of the Asset Management Segment was reclassified to discontinued operations leaving two commercial properties as well as Cranberry Run, which we purchased first quarter, and 1801 62nd Street which joined Asset Management on April 1. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 32.8% leased and occupied. 1801 62nd Street is our most recent spec building in Hollander Business Park and is our first warehouse with a 32-foot clear. We completed construction on this building earlier this year and are in the process of leasing it up. This quarter we completed the sale of 7030 Dorsey Road in Anne Arundel County for $8,850,000. It was one of the three commercial properties remaining from the asset sale last May. Total revenues in this segment were $662,000, up $94,000 or 16.5%, over the same period last year. Operating loss was ($11,000), down $160,000 compared to the same quarter last year due to higher allocation of corporate expenses as well as increased operating expenses associated with the Cranberry Run acquisition and the addition of 1801 62nd Street to Asset Management this quarter.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended June 30, 2019:

  Mining lands lease revenue was up $578,000, or 28.1%.

	Three months ended June 30
(dollars in thousands)	2019	%	2018	%	Change	%

Mining lands lease revenue	$2,633	100.0%	2,055	100.0%	578	28.1%

Depreciation, depletion and amortization	42	1.6%	36	1.8%	6	16.7%
Operating expenses	15	0.6%	40	1.9%	(25)	-62.5%
Property taxes	69	2.6%	61	3.0%	8	13.1%
25

Management company indirect	49	1.8%	—	0.0%	49	0.0%
Corporate expense	36	1.4%	52	2.5%	(16)	-30.8%

Cost of operations	211	8.0%	189	9.2%	22	11.6%

Operating profit	$2,422	92.0%	1,866	90.8%	556	29.8%

Total revenues in this segment were $2,633,000 versus $2,055,000 in the same period last year. Total operating profit in this segment was $2,422,000, an increase of $556,000 versus $1,866,000 in the same period last year. Among the reasons for this increase in revenue and operating profit is the contribution from our Ft. Myers quarry, the revenue from which, now that mining has begun in earnest, was nearly double the minimum royalty we have been receiving until recently.

Development Segment Results

	Three months ended June 30
(dollars in thousands)	2019	2018	Change

Lease revenue	$316	317	(1)

Depreciation, depletion and amortization	49	57	(8)
Operating expenses	95	367	(272)
Property taxes	295	231	64
Management company indirect	442	292	150
Corporate expense	341	283	58

Cost of operations	1,222	1,230	(8)

Operating loss	$(906)	(913)	7

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

  We are fully engaged in the formal process of seeking PUD entitlements for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook.” Hampstead Overlook received non-appealable rezoning from industrial to residential during the first quarter this year.
  We finished shell construction in December 2018 on the two office buildings in the first phase of our joint venture with St. John Properties.  Shell construction of the two retail buildings was completed in January. We are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space. At quarter end, Phase I was 44% leased and 8% occupied.
  We are the principal capital source of a residential development venture in Essexshire known as “Hyde Park.”  We have committed up to $9.2 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Hyde Park will hold 122 town homes and four single-family lots and received a non-appealable Plan Approval during the first quarter. We are currently pursuing entitlements and have a home builder under contract to purchase the land upon government approval to begin development.
  In April 2018, we began construction on Phase II of our RiverFront on the Anacostia project, now known as “The Maren.”  We expect to deliver the building in the first half of 2020.
  In December 2018, the Company entered into a joint venture agreement with MidAtlantic Realty Partners (MRP) for the development of the first phase of a multifamily, mixed-use development in northeast Washington, DC known as “Bryant Street.”  FRP contributed $32 million for common equity and another $23
26

  million for preferred equity to the joint venture. Construction began in February 2019 and should be finished in 2021. This project is located in an opportunity zone and could defer a significant tax liability associated with last year’s asset sale.

Stabilized Joint Venture Segment Results

	Three months ended June 30
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$2,752	100.0%	2,613	100.0%	139	5.3%

Depreciation, depletion and amortization	1,185	43.0%	1,909	73.1%	(724)	-37.9%
Operating expenses	625	22.7%	605	23.1%	20	3.3%
Property taxes	259	9.4%	279	10.7%	(20)	-7.2%
Management company indirect	46	1.7%	113	4.3%	(67)	-59.3%
Corporate expense	35	1.3%	95	3.6%	(60)	-63.2%

Cost of operations	2,150	78.1%	3,001	114.8%	(851)	-28.4%

Operating profit	$602	21.9%	(388)	-14.8%	990	-255.2%

Average occupancy for the quarter was 96.37%, and at the end of the quarter Dock 79 was 94.44% leased and 97.38% occupied. Net Operating Income this quarter for this segment was $1,866,000, up $200,000 or 12.00% compared to the same quarter last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Comparative Results of Operations for the Six months ended June 30, 2019 and 2018

Consolidated Results

(dollars in thousands)	Six Months Ended June 30,
2019		2018	Change	%
Revenues:
Lease Revenue	$7,215	$6,801	$414	6.1%
Mining lands lease revenue	4,862	3,827	1,035	27.0%
Total Revenues	12,077	10,628	1,449	13.6%

Cost of operations:
Depreciation/Depletion/Amortization	2,959	4,529	(1,570)	-34.7%
Operating Expenses	1,792	1,968	(176)	-8.9%
Property Taxes	1,466	1,286	180	14.0%
Management company indirect	1,202	816	386	47.3%
Corporate Expense	1,196	2,388	(1,192)	-49.9%
Total cost of operations	8,615	10,987	(2,372)	-21.6%

Total operating profit	3,462	(359)	3,821	-1064.3%

Net investment income, including realized gains
of $447 and $0	3,794	221	3,573	1616.7%
Interest Expense	(860)	(1,650)	790	-47.9%
Equity in loss of joint ventures	(536)	(23)	(513)	2230.4%

Gain on real estate investments	536	—	536	0.0%

Income (loss) before income taxes	6,396	(1,811)	8,207	-453.2%
Provision for (benefit from) income taxes	1,803	(239)	2,042	-854.4%
Income (loss) from continuing operations	4,593	(1,572)	6,165	-392.2%

Income from discontinued operations, net	6,862	122,187	(115,325)	-94.4%

Net income	11,455	120,615	(109,160)	-90.5%
Loss attributable to noncontrolling interest	(268)	(927)	659	-71.1%
Net income attributable to the Company	$11,723	$121,542	$(109,819)	-90.4%

Net income for first half of 2019 was $11,723,000 or $1.17 per share versus $121,542,000 or $12.04 per share in the same period last year. Income from discontinued operations for the first half of 2019 was $6,862,000 or $.69 per share versus $122,187,000 or $12.10 per share in the same period last year. The first half of 2018 loss from continuing operations of $1,572,000 included $1,085,000 in stock compensation expense ($682,800 for the 2018 director stock grant and $402,000 for vesting of option grants from 2016 and 2017 due to the asset disposition).

Asset Management Segment Results

	Six months ended June 30
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$1,303	100.0%	1,149	100.0%	154	13.4%

Depreciation, depletion and amortization	373	28.6%	260	22.6%	113	43.5%
Operating expenses	384	29.5%	229	19.9%	155	67.7%
Property taxes	146	11.2%	79	6.9%	67	84.8%
Management company indirect	175	13.4%	74	6.5%	101	136.5%
Corporate expense	302	23.2%	112	9.7%	190	169.6%

Cost of operations	1,380	105.9%	754	65.6%	626	83.0%

Operating profit	$(77)	-5.9%	395	34.4%	(472)	-119.5%

Most of the Asset Management Segment was reclassified to discontinued operations leaving one recent industrial acquisition, Cranberry Run, which we purchased first quarter, 1801 62nd Street which joined Asset Management on April 1, and two commercial properties after the sale this past quarter of our office property at 7030 Dorsey Road. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space. It is our plan to make $1,455,000 in improvements in order to re-lease the property for a total investment of $29.35 per square foot. 1801 62nd Street is our most recent spec building in Hollander Business Park and is our first warehouse with a 32-foot clear. We completed construction on this building earlier this year and are in the process of leasing it up. Total revenues in this segment were $1,303,000, up $154,000 or 13.4%, over the same period last year. Operating loss was ($77,000), down $472,000 compared to the same period last year due to higher allocation of corporate expenses and operating expenses associated with the Cranberry Run acquisition and the addition of 1801 62nd Street to Asset Management this quarter.

Mining Royalty Lands Segment Results

Highlights of the Six Months ended June 30, 2019:

  Mining lands lease revenue were up $1,035,000, or 27.0%.

	Six months ended June 30
(dollars in thousands)	2019	%	2018	%	Change	%

Mining lands lease revenue	$4,862	100.0%	3,827	100.0%	1,035	27.0%

Depreciation, depletion and amortization	94	1.9%	90	2.4%	4	4.4%
Operating expenses	31	0.7%	80	2.1%	(49)	-61.3%
Property taxes	137	2.8%	121	3.2%	16	13.2%
Management company indirect	98	2.0%	—	0.0%	98	0.0%
Corporate expense	79	1.6%	129	3.3%	(50)	-38.8%

Cost of operations	439	9.0%	420	11.0%	19	4.5%

Operating profit	$4,423	91.0%	3,407	89.0%	1,016	29.8%

Total revenues in this segment were $4,862,000 versus $3,827,000 in the same period last year. Total operating profit in this segment was $4,423,000, an increase of $1,016,000 versus $3,407,000 in the same period last year. Among the reasons for this increase in revenue and operating profit is the contribution from our Ft. Myers quarry, the revenue from which, now that mining has begun in earnest, was more than double the minimum royalty we have been receiving until recently.

Development Segment Results

	Six months ended June 30
(dollars in thousands)	2019	2018	Change

Lease revenue	$585	614	(29)

Depreciation, depletion and amortization	107	114	(7)
Operating expenses	141	475	(334)
Property taxes	618	499	119
Management company indirect	837	533	304
Corporate expense	740	702	38

Cost of operations	2,443	2,323	120

Operating loss	$(1,858)	(1,709)	(149)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

  We are fully engaged in the formal process of seeking PUD entitlements for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook.” Hampstead Overlook received non-appealable rezoning from industrial to residential during the first quarter this year.
  We finished shell construction in December 2018 on the two office buildings in the first phase of our joint venture with St. John Properties.  Shell construction of the two retail buildings was completed in January. We are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space. At quarter end, Phase I was 44% leased and 8% occupied.
29

  We are the principal capital source of a residential development venture in Essexshire known as “Hyde Park.”  We have committed up to $9.2 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Hyde Park will hold 122 town homes and four single-family lots and received a non-appealable Plan Approval during the first quarter. We are currently pursuing entitlements and have a home builder under contract to purchase the land upon government approval to begin development.
  In April 2018, we began construction on Phase II of our RiverFront on the Anacostia project, now known as “The Maren.”  We expect to deliver the building in the first half of 2020.
  In December 2018, the Company entered into a joint venture agreement with MidAtlantic Realty Partners (MRP) for the development of the first phase of a multifamily, mixed-use development in northeast Washington, DC known as “Bryant Street.”  FRP contributed $32 million for common equity and another $23 million for preferred equity to the joint venture. Construction began in February 2019 and should be finished in 2021. This project is located in an opportunity zone and could defer a significant tax liability associated with last year’s asset sale.

Stabilized Joint Venture Segment Results

	Six months ended June 30
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$5,327	100.0%	5,038	100.0%	289	5.7%

Depreciation, depletion and amortization	2,385	44.8%	4,065	80.7%	(1,680)	-41.3%
Operating expenses	1,236	23.2%	1,184	23.5%	52	4.4%
Property taxes	565	10.6%	587	11.7%	(22)	-3.7%
Management company indirect	92	1.7%	209	4.1%	(117)	-56.0%
Corporate expense	75	1.4%	237	4.7%	(162)	-68.4%

Cost of operations	4,353	81.7%	6,282	124.7%	(1,929)	-30.7%

Operating profit	$974	18.3%	(1,244)	-24.7%	2,218	-178.3%

Average occupancy for the first six months was 94.88%, and at the end of the second quarter Dock 79 was 94.44% leased and 97.38% occupied. Net Operating Income for this segment was $3,497,000, up $346,000 or 10.98% compared to the same quarter last year, primarily due to substantial increases in NOI from our retail tenants compared to this period last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2019, we had $76,235,000 of cash and cash equivalents along with $122,183,000 of investments available for sale. As of June 30, 2019, we had no debt borrowed under our $20 million Wells Fargo revolver, $1,710,000 outstanding under letters of credit and $18,290,000 available to borrow under the revolver. In November 2017, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

Six months
Ended June 30,
	2019	2018
Total cash provided by (used for):

Operating activities	$8,161	7,015
Investing activities	31,138	51,678
Financing activities	(5,677)	(30,368)
Increase in cash and cash equivalents	$33,622	28,325

Outstanding debt at the beginning of the period	$88,789	118,317
Outstanding debt at the end of the period	$88,857	88,720

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2019 was $8,161,000 versus $7,015,000 in the same period last year. Net cash used in discontinued operations was $2,441,000. Net cash provided by operating activities of continuing operations was higher primarily due to the deferral of income taxes related to a 1031 exchange on the sales of 1502 Quarry Drive and 7020 Dorsey Road and the placement of $50 million in two opportunity zone funds.

Investing Activities - Net cash provided by investing activities for the six months ended June 30, 2019 was $31,138,000 versus $51,678,000 in the same period last year. The decrease was due primarily to the proceeds on the sale investments available for sale offset by the purchase of investments available for sale, the acquisition of Cranberry Business Park, and the preferred equity contribution to the RiverFront Holdings II joint venture while the prior year included the proceeds on the sale of the buildings offset by the cash held in escrow related to the sale.

At June 30, 2019 the Company was invested in 41 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,606,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $447,000 in its net investment income related to bonds that were sold in 2019.

Financing Activities – Net cash used in investing activities was $5,677,000 versus $30,368,000 in the same period last year due primarily due to the increased purchase of company stock in the six months ended June 30, 2019 and the payoff of mortgage loans related to the buildings sold in the prior year.

Credit Facilities - On February 6, 2019 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility (“Revolver”) with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2019, these covenants would have limited our ability to pay dividends to a maximum of $216 million combined.

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

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. As of June 30, 2019, $3,838,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its capital expenditures for the remainder of 2019 to include approximately $11.7 million for real estate development including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities. In addition we are actively reviewing other opportunities of at least $6 million to complete an open Section 1031 exchange. In June the Company formed two opportunity zone funds for a total of $50 million which is included in cash and cash equivalents at June 30, 2019. If suitable investments can be found this year the funds will need to be deployed into qualified opportunity zones within 31 months.

Summary and Outlook. With this past quarter’s dispositions of our assets at 1502 Quarry Drive and 7020 Dorsey Road for $11.7 million and $8.85 million respectively, the Company continued and has nearly completed the liquidation of its “heritage” properties. Of the 43 buildings owned and operated by the Company at the start of 2018, all that remains is the Company’s home office building in Sparks, MD and the vacant lot in Jacksonville still under lease to Vulcan that used to house Florida Rock Industries’ home office. We are trying to find a home for the proceeds from these recent sales in both opportunity zone and like-kind exchange opportunities.

This quarter marked the fifth consecutive quarter of increases in mining royalty revenue compared to the same period the year before and represents the segment’s best ever six-month start to a fiscal year. To add some further perspective, the royalties collected through the first six months are more than what we collected in any year from 2009 through 2014.

Construction remains on schedule for The Maren and Bryant Street, with delivery expected at The Maren in the first half of 2020. While construction should be complete at Bryant St in 2021, the first residential unit should be delivered by the end of 2020. These assets represent an investment of over $80 million and will more than triple the number of residential units and square feet of mixed use we have in our existing portfolio.

This quarter Dock 79 reached its highest occupancy rate since this same quarter last year. Given the growing supply of multi-family in that submarket, the ability to continue to renew more than half our tenants during the construction of The Maren next door, while also growing rents speaks to the premium the market places on this asset’s quality and waterfront location.

Finally, in regards to the proceeds from last year’s asset sale, we are actively pursuing different projects in which to put the money to use while remaining cautious and perhaps conservative in terms of the standard of quality of any project we consider. We do not expect that our investors will have unlimited patience as to when this money is put to work, and no one is more anxious than our management team to return the money to our shareholders in the form of new investments. However, it must be an investment worth making. To that end, we have been repurchasing shares of the Company when we believe it is underpriced. As of June 30, we have repurchased 110,527 shares at an average cost of $48.06 per share, and we have received additional authorization from the board effective August 5, 2019 to make a further $10,000,000 in share repurchases.

Subsequent Events

Subsequent to the end of the quarter, on July 9, we were informed by Cemex that Lake County issued Cemex a Mine Operating Permit (MOP) for its “4 Corners Mine” on the property it leases from the Company in Lake Louisa. This is the last of the permits required to begin mining this property. In addition to completing all the work necessary to prepare the site to become an active sand mine, as a condition to begin operations, Cemex will need to complete construction on a road adjacent to the property within the next 30 months but can begin selling when the road is halfway completed. Cemex expects to begin mining in earnest and selling by first quarter of 2021. This permit is the final regulatory hurdle to a process that began with the purchase of this land in 2012. Once mining begins, Cemex’s ability to realize these reserves should positively impact revenue and income over the term of the lease as it creates an opportunity to collect more than the minimums from this location.

Non-GAAP Financial Measure.

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

Net Operating Income Reconciliation
Six months ended 06/30/19 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	335	(1,347)	25	3,211	2,369	4,593
Income Tax Allocation	124	(499)	109	1,190	879	1,803
Income (loss) from continuing operations before income taxes	459	(1,846)	134	4,401	3,248	6,396

Less:
Gains on sale of buildings	536	—	—	—	—	536
Unrealized rents	—	—	29	—	—	29
Interest income	—	526	—	—	3,268	3,794
Plus:
Unrealized rents	3	—	—	228	—	231
Equity in loss of Joint Venture	—	514	—	22	—	536
Interest Expense	—	—	840	—	20	860
Depreciation/Amortization	373	107	2,385	94	—	2,959
Management Co. Indirect	175	837	92	98	—	1,202
Allocated Corporate Expenses	302	740	75	79	—	1,196

Net Operating Income	776	(174)	3,497	4,922	—	9,021

Net Operating Income Reconciliation
Six months ended 06/30/18 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income from continuing operations	288	(1,247)	(2,362)	2,469	(720)	(1,572)
Income Tax Allocation	107	(462)	(532)	915	(267)	(239)
Income from continuing operations before income taxes	395	(1,709)	(2,894)	3,384	(987)	(1,811)

Less:
Unrealized rents	—	—	116	—	—	116
Interest income	—	—	—	—	221	221
Plus:
Unrealized rents	29	—	—	241	—	270
Equity in loss of Joint Venture	—	—	—	23	—	23
Interest Expense	—	—	1,650	—	—	1,650
Depreciation/Amortization	260	114	4,065	90	—	4,529
Management Co. Indirect	74	533	209	—	—	816
Allocated Corporate Expenses	112	702	237	129	1,208	2,388

Net Operating Income (loss)	870	(360)	3,151	3,867	—	7,528

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at June 30, 2019 was LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at June 30, 2019, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of June 30, 2019, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
Through
April 30	60	$47.86	60	$7,433,000

May 1
Through
May 31	22,803	$48.11	22,803	$6,336,000

June 1
Through
June 30	51,732	$48.29	51,732	$3,838,000

Total	74,595	$48.24	74,595

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

FRP Holdings, Inc.

Date: August 8, 2019	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
36

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2019

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

