Form 10-Q
period 2019-09-30
FRP HOLDINGS, INC.
filed 2019-11-08
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common Stock, $.10 par value per share	9,823,668 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for apartments in Washington D.C. and Richmond, Virginia; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	September 30	December 31
Assets:	2019	2018
Real estate investments at cost:
Land	$84,383	83,721
Buildings and improvements	145,690	144,543
Projects under construction	1,461	6,683
Total investments in properties	231,534	234,947
Less accumulated depreciation and depletion	28,871	28,394
Net investments in properties	202,663	206,553

Real estate held for investment, at cost	8,283	7,167
Investments in joint ventures	103,822	88,884
Net real estate investments	314,768	302,604

Cash and cash equivalents	69,246	22,547
Cash held in escrow	6,734	202
Accounts receivable, net	919	564
Investments available for sale at fair value	115,308	165,212
Federal and state income taxes receivable	27,189	9,854
Unrealized rents	548	53
Deferred costs	1,079	773
Other assets	474	455
Assets of discontinued operations	32	3,224
Total assets	$536,297	505,488

Liabilities:
Secured notes payable	$88,891	88,789
Accounts payable and accrued liabilities	1,488	3,545
Other liabilities	1,978	100
Deferred revenue	831	27
Deferred income taxes	51,104	27,981
Deferred compensation	1,439	1,450
Tenant security deposits	334	53
Liabilities of discontinued operations	18	288
Total liabilities	146,083	122,233

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,823,668 and 9,969,174 shares issued and outstanding, respectively	982	997
Capital in excess of par value	57,627	58,004
Retained earnings	313,262	306,307
Accumulated other comprehensive income, net	1,161	(701)
Total shareholders’ equity	373,032	364,607
Noncontrolling interest MRP	17,182	18,648
Total equity	390,214	383,255
Total liabilities and shareholders’ equity	$536,297	505,488

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
Revenues:
Lease revenue	$3,581	3,617	10,796	10,418
Mining lands lease revenue	2,302	2,125	7,164	5,952
Total Revenues	5,883	5,742	17,960	16,370

Cost of operations:
Depreciation, depletion and amortization	1,431	1,821	4,390	6,350
Operating expenses	952	983	2,744	2,951
Environmental remediation	—	(465)	—	(465)
Property taxes	740	663	2,206	1,949
Management company indirect	670	550	1,872	1,366
Corporate expenses	732	522	1,928	2,910
Total cost of operations	4,525	4,074	13,140	15,061

Total operating profit	1,358	1,668	4,820	1,309

Net investment income, including realized gains of $144, $0, $591 and $0, respectively	2,019	1,654	5,813	1,875
Interest expense	(129)	(768)	(989)	(2,418)
Equity in loss of joint ventures	(746)	(13)	(1,282)	(36)
Gain (loss) on real estate investments	126	(3)	662	(3)

Income from continuing operations before income taxes	2,628	2,538	9,024	727
Provision for income taxes	726	508	2,529	269
Income from continuing operations	1,902	2,030	6,495	458

Income (loss) from discontinued operations, net	(13)	(78)	6,849	122,109

Net income	1,889	1,952	13,344	122,567
Loss attributable to noncontrolling interest	(112)	(272)	(380)	(1,199)
Net income attributable to the Company	$2,001	2,224	13,724	123,766

Earnings per common share:
Income from continuing operations-
Basic	$0.19	0.20	0.66	0.05
Diluted	$0.19	0.20	0.65	0.05
Discontinued operations-
Basic	$0.00	(0.01)	0.69	12.17
Diluted	$0.00	(0.01)	0.69	12.08
Net income attributable to the Company-
Basic	$0.20	0.22	1.39	12.33
Diluted	$0.20	0.22	1.38	12.24

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,843	10,062	9,903	10,037
-diluted earnings per common share	9,886	10,135	9,945	10,110

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
Net income	$1,889	1,952	13,344	122,567
Other comprehensive income net of tax:
Unrealized gain (loss)on investments available for sale,
Net of income tax effect of ($18), ($154), $691 and
and ($154)	(48)	(413)	1,862	(413)
Comprehensive income	$1,841	1,539	15,206	122,154

Less comp. income attributable to
Noncontrolling interest	$(112)	(272)	(380)	(1,199)

Comprehensive income attributable to the Company	$1,953	1,811	15,586	123,353

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands) (Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$13,344	122,567
Adjustments to reconcile net income to
net cash provided by continuing operating activities:
Income from discontinued operations, net	(6,849)	(122,109)
Deferred income taxes	23,123	(2,187)
Depreciation, depletion and amortization	4,635	6,597
Equity in loss of joint ventures	1,282	36
Gain on sale of equipment and property	(657)	(19)
Stock-based compensation	206	1,169
Realized gain on available for sale investments	(591)	290
Net changes in operating assets and liabilities:
Accounts receivable	(355)	(123)
Deferred costs and other assets	(922)	(909)
Accounts payable and accrued liabilities	(1,252)	673
Income taxes payable and receivable	(17,335)	940
Other long-term liabilities	2,148	(1,943)
Net cash provided by operating activities of continuing operations	16,777	4,982
Net cash used in operating activities of discontinued operations	(1,756)	(46,642)
Net cash provided by (used in) operating activities	15,021	(41,660)

Cash flows from investing activities:
Investments in properties	(9,360)	(5,729)
Investments in joint ventures	(16,226)	(7,160)
Purchases of investments available for sale	(36,941)	(313,306)
Proceeds from sales of investments available for sale	89,260	121,161
Cash held in escrow	(6,532)	(33,937)
Proceeds from the sale of assets	8,405	77
Net cash provided by (used in) investing activities of continuing operations	28,606	(238,894)
Net cash provided by investing activities of discontinued operations	11,525	340,744
Net cash provided by investing activities	40,131	101,850

Cash flows from financing activities:
Distribution to noncontrolling interest	(1,086)	(765)
Repayment of long-term debt	—	(1,552)
Repurchase of company stock	(7,714)	—
Exercise of employee stock options	347	1,231
Net cash used in financing activities of continuing operations	(8,453)	(1,086)
Net cash used in financing activities of discontinued operations	—	(28,846)
Net cash used in financing activities	(8,453)	(29,932)

Net increase in cash and cash equivalents	46,699	30,258
Cash and cash equivalents at beginning of year	22,547	4,524
Cash and cash equivalents at end of the period	$69,246	34,782

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. The Company is not a significant lessee. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The Company's existing leases will continue to be classified as operating leases. Leases entered into after the effective date of the new standard may be classified as operating or sales-type leases, based on specific classification criteria. Operating leases will continue to have a similar pattern of recognition as under current GAAP. Sales-type lease accounting, however, will result in the recognition of selling profit at lease commencement, with interest income recognized over the life of the lease. The new standard also includes a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized. Only incremental costs of a lease that would not have been incurred if the lease had not been obtained may be deferred as initial direct costs. The new standard also requires lessors to exclude from variable payments certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Lease Revenue. For the nine months ended September 30, 2019, the credit loss related to the collectibility of lease receivables was recognized in the line item Operating expenses and was not significant. Additionally, the new standard requires lessors to allocate the consideration in a contract between the lease component (right to use an underlying asset) and non-lease component (transfer of a good or service that is not a lease). However, lessors are provided with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components of a contract as a single lease component if certain criteria are met. The terms of the Company's leases generally provide that the Company is entitled to receive reimbursements from tenants for operating expenses such as real estate taxes, insurance and common area maintenance, in addition to the base rental payments for use of the underlying asset. Under the new standard, common area maintenance is considered a nonlease component of a lease contract, which would be accounted for under Topic 606. However, the Company will apply the practical expedient to account for its lease and non-lease components as a single, combined operating lease component. While the timing of recognition should remain the same, the Company is no longer presenting reimbursement revenue from tenants separately in our Consolidated Statements of Income beginning January 1, 2019. The new standard along with the adoption of ASU No. 2018-11, Leases - Targeted Improvements which the FASB issued in July 2018, was adopted effective January 1, 2019 and we have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. The adoption of this guidance did not have a material impact on our financial statements.

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and 3 additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. This sale constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. We plan to develop our remaining owned office/warehouse pad sites in a timely, opportunistic manner and sell the fully leased buildings in groups of two or three.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Asset management	$430	568	1,733	1,717
Mining royalty lands	2,302	2,125	7,164	5,952
Development	307	330	892	944
Stabilized Joint Venture	2,844	2,719	8,171	7,757
	5,883	5,742	17,960	16,370

Operating profit (loss):
Before corporate expenses:
Asset management	$8	276	233	783
Mining royalty lands	2,103	1,961	6,605	5,497
Development	(629)	(139)	(1,747)	(1,146)
Stabilized Joint Venture	608	92	1,657	(915)
Operating profit before corporate expenses	2,090	2,190	6,748	4,219
Corporate expenses:
Allocated to asset management	(168)	(34)	(470)	(146)
Allocated to mining royalty lands	(44)	(28)	(123)	(157)
Allocated to development	(479)	(408)	(1,219)	(1,110)
Allocated to stabilized joint venture	(41)	(52)	(116)	(289)
Unallocated	—	—	—	(1,208)
Total corporate expenses	(732)	(522)	(1,928)	(2,910)
	$1,358	1,668	4,820	1,309

Interest expense	$129	768	989	2,418

Depreciation, depletion and amortization:
Asset management	$154	145	527	405
Mining royalty lands	36	55	130	145
Development	54	57	161	171
Stabilized Joint Venture	1,187	1,564	3,572	5,629
	$1,431	1,821	4,390	6,350
Capital expenditures:
Asset management	$824	17	8,642	184
Mining royalty lands	—	—	—	—
Development	167	4,268	415	5,578
Stabilized Joint Venture	194	25	304	(33)
	$1,185	4,310	9,361	5,729

September 30,	December 31,

Identifiable net assets	2019	2018

Asset management	$17,823	10,593
Discontinued operations	32	3,224
Mining royalty lands	38,734	37,991
Development	118,209	119,029
Stabilized Joint Venture	135,232	138,206
Investments available for sale at fair value	115,308	165,212
Cash items	75,980	22,749
Unallocated corporate assets	34,979	8,484
	$536,297	505,488

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $347,000 and $360,000 for the three months ended September 30, 2019 and 2018 and $976,000 and $1,089,000 for the nine months ended September 30, 2019 and 2018, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt. Long-term debt is summarized as follows (in thousands):

	September 30,	December 31,
	2019	2018
Riverfront permanent loan	$88,891	88,789
Less portion due within one year	—	—
	$88,891	88,789

On May 21, 2018 in conjunction with the sale of the warehouse business the Companies mortgages notes were prepaid and the credit line with First Tennessee Bank, N.A. was terminated. Prepayment penalties of $3,420,000 were paid.

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of September 30, 2019, there was no debt outstanding on this revolver, $958,000 outstanding under letters of credit and $19,042,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 3.0435% on September 30, 2019. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2019, these covenants would have limited our ability to pay dividends to a maximum of $217 million combined. The Company was in compliance with all covenants as of September 30, 2019.

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

During the three months ended September 30, 2019 and September 30, 2018 the Company capitalized interest costs of $870,000 and $243,000, respectively. During the nine months ended September 30, 2019 and September 30, 2018 the Company capitalized interest costs of $1,960,000 and $742,000, respectively.

(6) Earnings per Share. The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,843	10,062	9,903	10,037

Common shares issuable under
share based payment plans
which are potentially dilutive	43	73	42	73

Common shares used for diluted
earnings per common share	9,886	10,135	9,945	10,110

Income from continuing operations	$1,902	2,030	6,495	458
Discontinued operations	$(13)	(78)	6,849	122,109
Net income attributable to the Company	$2,001	2,224	13,724	123,766

Basic earnings per common share:
Income from continuing operations	$0.19	0.20	0.66	0.05
Discontinued operations	$0.00	(0.01)	0.69	12.17
Net income attributable to the Company	$0.20	0.22	1.39	12.33

Diluted earnings per common share:
Income from continuing operations	$0.19	0.20	0.65	0.05
Discontinued operations	$0.00	(0.01)	0.69	12.08
Net income attributable to the Company	$0.20	0.22	1.38	12.24

For the three and nine months ended September 30, 2019, 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2018, no shares attributable to outstanding stock operations were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the first nine months the Company repurchased 159,282 shares at an average cost of $48.43.

(7) Stock-Based Compensation Plans. The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 487,838 at September 30, 2019.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 29% and 41%, risk-free interest rate of 1.0% to 2.9% and expected life of 3.0 to 7.0 years.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock option grants	$29	17	86	486
Unrestricted employee stock award	50	—	50	—
Annual director stock award	70	—	70	683
	$149	17	206	1,169

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2019	147,538	$33.48	6.7	$1,782
Granted	—	$—		$—
Exercised	(11,304)	$30.67		$(108)
Outstanding at September 30, 2019	136,234	$33.71	6.0	$1,674

Exercisable at September 30, 2019	108,410	$31.68	5.4	$1,239
Vested during nine months ended
September 30, 2019	—			$—
13

The aggregate intrinsic value of exercisable in-the-money options was $1,771,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,950,000 based on the market closing price of $48.02 on September 30, 2019 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2019 was $317,000, which is expected to be recognized over a weighted-average period of 3.8 years.

Gains of $218,000 were realized by option holders during the nine months ended September 30, 2019. Patriot realized the tax benefits of $130,838 of these gains because these options were exercised by Patriot employees for options granted prior to the spin-off.

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

(9) Concentrations.  The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 31% of the Company’s consolidated revenues during the nine months ended September 30, 2019 and $469,000 of accounts receivable at September 30, 2019.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

At September 30, 2019 the Company was invested in 40 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,539,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $591,000 in its net investment income related to bonds that were sold in 2019. The amortized cost of the investments was $113,769,000 and the carrying amount and fair value of such bonds were $115,308,000 as of September 30, 2019.

At September 30, 2019 and 2018, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2019, the carrying amount and fair value of such other long-term debt was $88,891,000 and $94,658,000, respectively. At September 30, 2018, the carrying amount and fair value of such other long-term debt was $88,755,000 and $85,642,000, respectively.

(11) Investments in Joint Ventures (Equity Method).

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the nine months ended September 30, 2019 includes a loss of $34,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). During the quarter ending March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at September 30, 2019 was $11,538,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a partnership to develop Phase II of our RiverFront on the Anacostia project and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the partnership including development costs paid prior to the formation of the partnership and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through June 30, 2019. The Company records interest income for this loan and a loss in equity in ventures for our 80% equity in the partnership. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The loan balance at September 30, 2019 was $27,671,000. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Bryant Street Partnerships. On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over LIBOR. The loan matures March 13, 2023 with up to two extension of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.10 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. Borrower may prepay a portion of the unpaid principal to satisfy such tests. There were no draws on the loan through September 30, 2019. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48 month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee the Company will have a gain for $1.9 million when the loan is paid in full. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. Hyde Park will hold 122 town homes and four single-family lots and received a non-appealable Plan Approval during the first quarter of 2019. We are currently pursuing entitlements and have a home builder under contract to purchase the land upon government approval to begin development. The loan balance at September 30, 2019 was $1,047,000.

DST Hickory Creek. In July 2019, the Company invested $6 million in 1031 proceeds from two sales in 2019 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek Apartments, DST.  The Company is 26.65% beneficial owner and receives monthly distributions. The DST owns a 294-unit garden-style apartment community consisting of 19 three-story apartment buildings containing 273,940 rentable square feet on approximately 20.4 acres of land.  The property was constructed in 1984 and substantially renovated in 2016.  The DST purchased the property in April, 2019 for $45,600,000 with 10 year financing obtained for $29,672,000 at 3.74% with a 30 year amortization period, interest only for 5 years. The property is located in Henrico County, providing residents convenient access to some of the largest employment and economic drivers in Metro Richmond, including ten fortune 1,000 companies. Distributions of $40,000 have been received.

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

Investments in Joint Ventures (in thousands):

					The
					Company's
					Share of
	Common	Total	Total Assets of	Profit (Loss)	Profit (Loss) of
	Ownership	Investment	The Partnership	Of the Partnership	the Partnership

As of September 30, 2019
Brooksville Quarry, LLC	50.00%	$7,464	14,383	(68)	(34)
BC FRP Realty, LLC	50.00%	5,487	22,857	(990)	(495)
RiverFront Holdings II, LLC	80.00%	25,726	78,282	(602)	(597)
Bryant Street Partnerships	61.36%	57,827	90,441	(130)	(130)
Hyde Park		1,067	1,067	—	—
DST Hickory Creek	26.65%	5,934	51,642	(98)	(26)
Amber Ridge		317	317	—	—
Total		$103,822	258,989	(1,888)	(1,282)

As of December 31, 2018
Brooksville Quarry, LLC	50.00%	$7,449	14,325	(122)	(61)
BC FRP Realty, LLC	50.00%	5,976	21,371	—	—
RiverFront Holdings II, LLC	80.00%	19,865	38,869	(66)	(66)
Bryant Street Partnerships	61.36%	55,000	77,541	—	—
Hyde Park		594	594	39	39
Total		$88,884	152,700	(149)	(88)

Summarized Financial Information for the Investments in Joint Ventures (in thousands):

	As of September 30, 2019
	Brooksville	BC FRP	Riverfront	Bryant Street
	Quarry, LLC	Realty, LLC	Holdings II, LLC	Partnerships	Others	Total

Investments in real estate, net	$14,294	22,532	77,713	78,176	50,467	$243,182
Cash and cash equivalents	89	18	569	5,884	2,559	9,119
Unrealized rents & receivables	—	52	—	52	—	104
Deferred costs	—	255	—	6,329	—	6,584
Total Assets	$14,383	22,857	78,282	90,441	53,026	$258,989

Secured notes payable	$—	11,920	27,671	—	29,375	$68,966
Other liabilities	141	75	7,903	13,416	—	21,535
Capital – FRP	7,465	5,431	37,077	56,876	7,318	114,167
Capital - Third Parties	6,777	5,431	5,631	20,149	16.333	54,321
Total Liabilities and Capital	$14,383	22,857	78,282	90,441	53,026	$258,989

	As of December 31, 2018
	Brooksville	BC FRP		RiverFront	Bryant Street
	Quarry, LLC	Realty, LLC	Hyde Park	Holdings II, LLC	Partnerships	Total

Investments in real estate, net	$14,299	21,352	594	38,793	41,821	$116,859
Cash and cash equivalents	20	11	—	76	35,670	35,777
Deferred costs	6	8	—	—	50	64
Total Assets	$14,325	21,371	594	38,869	77,541	$152,700

Secured notes payable	$—	9,549	—	—	—	$9,549
Other liabilities	119	38	—	1,887	2,886	4,930
Capital – FRP	7,449	5,892	594	31,347	55,000	100,282
Capital - Third Parties	6,757	5,892	—	5,635	19,655	37,939
Total Liabilities and Capital	$14,325	21,371	594	38,869	77,541	$152,700

The Company’s capital recorded by the unconsolidated Joint Ventures is $10,345,000 more than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due to the lower basis in property contributed.

The amount of consolidated accumulated deficit for these joint ventures was $(3,637,000) and $(2,702,000) as of September 30, 2019 and December 31, 2018 respectively.

(12) Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. The results of operations associated with discontinued operations for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Lease Revenue	—	219	460	11,876

Cost of operations:
17

Depreciation, depletion and amortization	(24)	29	17	3,131
Operating expenses	12	52	246	1,694
Property taxes	—	19	46	1,266
Management company indirect	—	370	—	1,360
Corporate expenses	—	56	—	1,458
Total cost of operations	(12)	526	309	8,909

Total operating profit (loss)	12	(307)	151	2,967

Interest expense	—	—	—	(587)
Gain (loss) on sale of buildings	(30)	200	9,238	165,007

Income (loss) before income taxes	(18)	(107)	9,389	167,387
Provision for (benefit from) income taxes	(5)	(29)	2,540	45,278

Income (loss) from discontinued operations	$(13)	(78)	6,849	122,109

Earnings per common share:
Income (loss) from discontinued operations-
Basic	0.00	(0.01)	0.69	12.17
Diluted	0.00	(0.01)	0.69	12.08

The components of the balance sheet are as follows (in thousands):

	September 30	December 31
Assets:	2019	2018
Real estate investments at cost:
Land	$—	546
Buildings and improvements	—	3,315
Total investments in properties	—	3,861
Less accumulated depreciation and depletion	—	2,374
Net investments in properties	—	1,487

Accounts receivable, net	32	910
Unrealized rents	—	473
Deferred costs	—	354
Assets of discontinued operations	$32	3,224

Liabilities:
Accounts payable and accrued liabilities	$18	205
Deferred revenue	—	45
Tenant security deposits	—	38
Liabilities of discontinued operations	$18	288

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

As of September 30, 2019, the Asset Management Segment owned four commercial properties as follows:

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

3) Cranberry Office Park consists of five office buildings totaling 268,010 square feet which are 26.1% occupied at September 30, 2019.

4) 1801 62nd Street consists of 94,350 square feet and was completed in second quarter. The building is 100% leased at September 30, 2019.

Management focuses on several factors to measure our success on a comparative basis in this segment. The major factors we focus on are (1) revenue growth, (2) net operating income, (3) growth in occupied square feet, (4) actual occupancy rate, (5) average annual occupied square feet, (6) average annual occupancy rate (defined as the occupied square feet at the end of each month during a fiscal year divided by the number of months to date in that fiscal year as a percentage of the average number of square feet in the portfolio over that same time period), and (7) tenant retention success rate (as a percentage of total square feet to be renewed).

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

The major expenses in this segment are comprised of collection and accounting for royalties, management’s oversight of the mining leases, land entitlement for post-mining uses and property taxes at our non-leased locations and at our Grandin location which, unlike our other leased mining locations, are not paid by the tenant.  As such, our costs in this business are very low as a percentage of revenue, are relatively stable and are not affected by increases in production at our locations. Our current mining tenants are Vulcan Materials, Martin Marietta, Cemex, Argos and The Concrete Company.

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

Development Segment – Warehouse/Office Land.

At September 30, 2019 this segment owned the following future development parcels:

1)	15 acres of horizontally developed land available for future construction of an additional 187,550 square feet of warehouse/office product at Lakeside Business Park in Harford County, Maryland.

2)	25 acres of horizontally developed land capable of supporting 227,940 square feet of warehouse, office, and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Phase II contributed to JV and under construction.	$6,099,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$8,146,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5 year renewal option.	$8,052,000
Total	77.5		$22,297,000

RIVERFRONT ON THE ANACOSTIA PHASES III-IV: This property consists of 2.5 acres on the Anacostia River and is immediately adjacent to the Washington Nationals’ baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 600,000 square feet of “mixed-use” development in two phases. See “Stabilized Joint Venture Segment” below for discussion on Phase I and Development Joint Ventures below for discussion of Phase II. Phases III and IV are slated for office, and hotel/residential buildings, respectively, all with permitted first floor retail uses.

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

The third leg of our Development Segment consists of investments in joint venture for properties in development as described below:

Development Segment - Investments in Joint Ventures (in thousands):

	As of September 30, 2019
	Brooksville	BC FRP	Riverfront	Bryant Street
	Quarry, LLC	Realty, LLC	Holdings II, LLC	Partnerships	Others	Total

Investments in real estate, net	$14,294	22,532	77,713	78,176	50,467	$243,182
Cash and cash equivalents	89	18	569	5,884	2,559	9,119
Unrealized rents & receivables	—	52	—	52	—	104
Deferred costs	—	255	—	6,329	—	6,584
Total Assets	$14,383	22,857	78,282	90,441	53,026	$258,989

Secured notes payable	$—	11,920	27,671	—	29,375	$68,966
Other liabilities	141	75	7,903	13,416	—	21,535
Capital – FRP	7,465	5,431	37,077	56,876	7,318	114,167
Capital - Third Parties	6,777	5,431	5,631	20,149	16.333	54,321
Total Liabilities and Capital	$14,383	22,857	78,282	90,441	53,026	$258,989

Brooksville Quarry, LLC.. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the year ended September 30, 2019 includes a loss of $34,000 representing the Company’s portion of the loss of this joint venture (not including FRP’s royalty revenues).

BC Realty, LLC (Windlass Run). In March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and projected to stabilize in the fourth quarter of 2020. The start of subsequent phases will follow with the final phase commencing in the 4th quarter of 2024. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at September 30, 2019 was $11,538,000. The joint venture finished shell construction on its two office buildings in November 2018, while shell construction on the two retail buildings wrapped up in January 2019.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. Phase II on the Anacostia known as The Maren is a 250,000-square-foot mixed-use development which supports 264 residential units and 6,900 SF of retail. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to the formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through September 30, 2019. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. Construction began in April 2018, with substantial completion estimated in June 2020, and stabilization (meaning 90% of the individual apartments are leased and occupied by third party tenants) in late 2021.

Bryant Street Partnerships: On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 86,042 SF of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in joint ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over LIBOR. The loan matures March 13, 2023 with up to two extension of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.10 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. Borrower may prepay a portion of the unpaid principal to satisfy such tests. There were no draws on the loan through September 30, 2019. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally. Construction is to begin in 2019, with substantial completion estimated in 2nd quarter 2021, and stabilization (meaning 90% of the individual apartments and retail are leased and occupied by third party tenants) in late 2022.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale. Hyde Park will hold 122 town homes and four single-family lots and received a non-appealable Plan Approval during the first quarter of 2019. We are currently pursuing entitlements and have a home builder under contract to purchase the land upon government approval to begin development. The loan balance at September 30, 2019 was $1,047,000.

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

Stabilized Joint Venture Segment.

Currently the segment includes two stabilized joint ventures which own, leases and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities, marketing and our management.

Dock 79. Is a joint venture owned by the Company (66%) and our partner, MRP Realty (34%) and is a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. For financial reporting purposes the Company consolidates this venture as it is considered the primary beneficiary of the Variable Interest Entity. As of September 30, 2019, the residential units were 96.72% occupied and 93.44% leased, while retail units are 76% leased with just one space remaining.

DST Hickory Creek. In July 2019, the Company invested $6 million in 1031 proceeds from two sales in 2019 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek Apartments, DST.  The Company is 26.649% beneficial owner and receives monthly distributions. The DST owns a 294-unit garden-style apartment community consisting of 19 three-story apartment buildings containing 273,940 rentable square feet.  The property was constructed in 1984 and substantially renovated in 2016.  The property is located in Henrico County, providing residents convenient access to some of the largest employment and economic drivers in Metro Richmond, including ten fortune 1,000 companies. The Company’s equity interest in the trust is accounted for under the equity method of accounting and monthly distributions net of depreciation are recorded as equity in loss of joint ventures.

Comparative Results of Operations for the Three months ended September 30, 2019 and 2018

Consolidated Results

(dollars in thousands)	Three Months Ended September 30,
2019		2018	Change	%
Revenues:
Lease Revenue	$3,581	$3,617	$(36)	-1.0%
Mining lands lease revenue	2,302	2,125	177	8.3%
Total Revenues	5,883	5,742	141	2.5%

Cost of operations:
Depreciation/Depletion/Amortization	1,431	1,821	(390)	-21.4%
Operating Expenses	952	983	(31)	-3.2%
Environmental remediation	—	(465)	465	100.0%
Property Taxes	740	663	77	11.6%
Management company indirect	670	550	120	21.8%
Corporate Expense	732	522	210	40.2%
Total cost of operations	4,525	4,074	451	11.1%

Total operating profit	1,358	1,668	(310)	-18.6%

Net investment income, including realized gains
of $144 and $0	2,019	1,654	365	22.1%
Interest Expense	(129)	(768)	639	-83.2%
Equity in loss of joint ventures	(746)	(13)	(733)	5638.5%
Gain (loss) on real estate investments	126	(3)	129	-4300.0%

Income before income taxes	2,628	2,538	90	3.5%

Provision for income taxes	726	508	218	42.9%
Income from continuing operations	1,902	2,030	(128)	-6.3%

Loss from discontinued operations, net	(13)	(78)	65	-83.3%

Net income	1,889	1,952	(63)	-3.2%
Loss attributable to noncontrolling interest	(112)	(272)	160	-58.8%
Net income attributable to the Company	$2,001	$2,224	$(223)	-10.0%

Net income for the third quarter of 2019 was $2,001,000 or $.20 per share versus $2,224,000 or $.22 per share in the same period last year. Loss from discontinued operations for the third quarter of 2019 was ($13,000) or $.00 per share versus a loss from discontinued operations of ($78,000) or ($.01) per share in the same period last year. Interest earned for the third quarter includes $560,000 for Bryant Street and Maren preferred interest and $144,000 realized gain on bonds called early. Loss on Joint Venture includes $393,000 for the Company’s ownership share of the Bryant Street and Maren preferred interest and $255,000 amortization of the guarantee liability related to the Bryant Street loan. In July 2019 land located in Yatesville, Georgia was sold for $213,500 resulting in a gain of $124,000.

Asset Management Segment Results

	Three months ended September 30
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$430	100.0%	568	100.0%	(138)	-24.3%

Depreciation, depletion and amortization	154	35.8%	145	25.5%	9	6.2%
Operating expenses	108	25.1%	106	18.7%	2	1.9%
Property taxes	70	16.3%	43	7.6%	27	62.8%
Management company indirect	90	20.9%	(2)	-.4%	92	-4600.0%
Corporate expense	168	39.1%	34	6.0%	134	394.1%

Cost of operations	590	137.2%	326	57.4%	264	81.0%

Operating profit	$(160)	-37.2%	242	42.6%	(402)	-166.1%

Most of the Asset Management Segment was reclassified to discontinued operations leaving two commercial properties as well as Cranberry Run, which we purchased first quarter, and 1801 62nd Street which joined Asset Management on April 1. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 26.1% leased and occupied. 1801 62nd Street is our most recent spec building in Hollander Business Park and is our first warehouse with a 32-foot clear. We completed construction on this building earlier this year and it is now 100% leased. We expect it to be fully occupied in the first quarter of 2020. Total revenues in this segment were $430,000, down ($138,000) or (24.3%), over the same period last year. Operating loss was ($160,000), down ($402,000) from an operating profit of $242,000 in the same quarter last year due to higher allocation of corporate expenses and increased operating expenses associated with the Cranberry Run acquisition in the first quarter and the addition of 1901 62nd Street to Asset Management in the second quarter.

Mining Royalty Lands Segment Results

Highlights of the Three Months ended September 30, 2019:

  Mining lands lease revenue was up $177,000, or 8.3%.

Three months ended September 30
(dollars in thousands)	2019	%	2018	%	Change	%

Mining lands lease revenue	$2,302	100.0%	2,125	100.0%	177	8.3%

Depreciation, depletion and amortization	36	1.6%	55	2.6%	(19)	-34.5%
Operating expenses	44	1.9%	48	2.2%	(4)	-8.3%
Property taxes	66	2.9%	61	2.9%	5	8.2%
Management company indirect	53	2.3%	—	0.0%	53	0.0%
Corporate expense	44	1.9%	28	1.3%	16	57.1%

Cost of operations	243	10.6%	192	9.0%	51	26.6%

Operating profit	$2,059	89.4%	1,933	91.0%	126	6.5%

Total revenues in this segment were $2,302,000 versus $2,125,000 in the same period last year. Total operating profit in this segment was $2,059,000, an increase of $126,000 versus $1,933,000 in the same period last year. Among the reasons for this increase in revenue and operating profit is the contribution from our Ft. Myers quarry, the revenue from which, now that mining has begun in earnest, was nearly double the minimum royalty we have been receiving until recently. Royalties were reduced by $115,000 due to a volumetric adjustment from the Manassas quarry.

Development Segment Results

	Three months ended September 30
(dollars in thousands)	2019	2018	Change

Lease revenue	$307	330	(23)

Depreciation, depletion and amortization	54	57	(3)
Operating expenses	105	143	(38)
Environmental remediation	—	(465)	465
Property taxes	300	269	31
Management company indirect	477	465	12
Corporate expense	479	408	71

Cost of operations	1,415	877	538

Operating loss	$(1,108)	(547)	(561)

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
  We are the principal capital source of a residential development venture in Baltimore County, Maryland known as “Hyde Park.”  We have committed up to $3.5 million in exchange for an interest rate of 10% and a
26

  preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Hyde Park will hold 122 town homes and four single-family lots and received a non-appealable Plan Approval during the first quarter. We are currently pursuing entitlements and have a home builder under contract to purchase the land upon government approval to begin development.
  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.”  We have committed up to $18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Amber Ridge will hold approximately 200 town homes.  We are currently pursuing entitlements and have a home builder under contract to purchase 136 of the 200 units upon completion of development.
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

Stabilized Joint Venture Segment Results

	Three months ended September 30
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$2,844	100.0%	2,719	100.0%	125	4.6%

Depreciation, depletion and amortization	1,187	41.7%	1,564	57.5%	(377)	-24.1%
Operating expenses	695	24.4%	686	25.2%	9	1.3%
Property taxes	304	10.7%	290	10.7%	14	4.8%
Management company indirect	50	1.8%	87	3.2%	(37)	-42.5%
Corporate expense	41	1.5%	52	1.9%	(11)	-21.2%

Cost of operations	2,277	80.1%	2,679	98.5%	(402)	-15.0%

Operating profit	$567	19.9%	40	1.5%	527	1317.5%

Dock 79’s average occupancy for the quarter was 97.02%, and at the end of the quarter, Dock 79 was 93.44% leased and 96.72% occupied. This quarter, 63.51% of expiring leases renewed with an average increase in rent on those renewals of 3.19%. Net Operating Income this quarter for this segment was $1,849,000, up $153,000 or 9.02% compared to the same quarter last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit garden-style apartment community known as Hickory Creek consisting of 19 three-story apartment buildings containing 273,940 rentable square feet.  Hickory Creek was constructed in 1984 and substantially renovated in 2016 and is located in Henrico County, Virginia. The Company is 26.649% beneficial owner and receives monthly distributions.

Comparative Results of Operations for the Nine months ended September 30, 2019 and 2018

Consolidated Results

(dollars in thousands)	Nine Months Ended September 30,
2019		2018	Change	%
Revenues:
Lease Revenue	$10,796	$10,418	$378	3.6%
Mining lands lease revenue	7,164	5,952	1,212	20.4%
Total Revenues	17,960	16,370	1,590	9.7%

Cost of operations:
Depreciation/Depletion/Amortization	4,390	6,350	(1,960)	-30.9%
Operating Expenses	2,744	2,951	(207)	-7.0%
Environmental remediation	—	(465)	465	100.0%
Property Taxes	2,206	1,949	257	13.2%
Management company indirect	1,872	1,366	506	37.0%
Corporate Expense	1,928	2,910	(982)	-33.7%
Total cost of operations	13,140	15,061	(1,921)	-12.8%

Total operating profit	4,820	1,309	3,511	268.2%

Net investment income, including realized gains
of $519 and $0	5,813	1,875	3,938	210.0%
Interest Expense	(989)	(2,418)	1,429	-59.1%
Equity in loss of joint ventures	(1,282)	(36)	(1,246)	3461.1%
Gain on real estate investments	662	(3)	665	-22166.7%

Income before income taxes	9,024	727	8,297	1141.3%
Provision for income taxes	2,529	269	2,260	840.1%
Income from continuing operations	6,495	458	6,037	1318.1%

Income from discontinued operations, net	6,849	122,109	(115,260)	-94.4%

Net income	13,344	122,567	(109,223)	-89.1%
Loss attributable to noncontrolling interest	(380)	(1,199)	819	-68.3%
Net income attributable to the Company	$13,724	$123,766	$(110,042)	-88.9%

Net income for first nine months of 2019 was $13,724,000 or $1.38 per share versus $123,766,000 or $12.24 per share in the same period last year. Income from discontinued operations for the first nine months of 2019 was $6,849,000 or $.69 per share versus $122,109,000 or $12.08 per share in the same period last year. Interest earned for the first nine months of 2019 includes $1,017,000 for Bryant Street and Maren preferred interest and $591,000 realized gain on bonds. Loss on Joint Venture includes $759,000 for the Company’s ownership share of the Bryant Street and Maren preferred interest and $255,000 amortization of the guarantee liability related to the Bryant Street loan. In July 2019, the Company sold a parcel of vacant land in Yatesville, GA for $213,500 resulting in a gain of $124,000. The first nine months of 2018 income from continuing operations of $1,309,000 included $1,085,000 in stock compensation expense ($682,800 for the 2018 director stock grant and $402,000 for vesting of option grants from 2016 and 2017 due to the asset disposition).

Asset Management Segment Results

	Nine months ended September 30
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$1,733	100.0%	1,717	100.0%	16	0.9%

Depreciation, depletion and amortization	527	30.4%	405	23.6%	122	30.1%
Operating expenses	492	28.4%	335	19.5%	157	46.9%
Property taxes	216	12.5%	122	7.1%	94	77.0%
Management company indirect	265	15.3%	72	4.2%	193	268.1%
Corporate expense	470	27.1%	146	8.5%	324	221.9%

Cost of operations	1,970	113.7%	1,080	62.9%	890	82.4%

Operating profit (loss)	$(237)	-13.7%	637	37.1%	(874)	-137.2%

Most of the Asset Management Segment was reclassified to discontinued operations leaving one recent industrial acquisition, Cranberry Run, which we purchased first quarter, 1801 62nd Street which joined Asset Management on April 1, and two commercial properties after the sale this past quarter of our office property at 7030 Dorsey Road. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space. It is our plan to make $1,455,000 in improvements in order to re-lease the property for a total investment of $29.35 per square foot. 1801 62nd Street is our most recent spec building in Hollander Business Park and is our first warehouse with a 32-foot clear. We completed construction on this building earlier this year and it is 100% leased as of September 30, 2019. Total revenues in this segment were $1,733,000, up $16,000 or .9%, over the same period last year. Operating loss was ($237,000), down $874,000 from an operating profit of $637,000 in the same period last year due to higher allocation of corporate expenses and increased operating expenses associated with the Cranberry Run acquisition in the first quarter and the addition of 1801 62nd Street to Asset Management second quarter.

Mining Royalty Lands Segment Results

Highlights of the Nine Months ended September 30, 2019:

  Mining lands lease revenue were up $1,212,000, or 20.4%.

	Nine months ended September 30
(dollars in thousands)	2019	%	2018	%	Change	%

Mining lands lease revenue	$7,164	100.0%	5,952	100.0%	1,212	20.4%

Depreciation, depletion and amortization	130	1.8%	145	2.4%	(15)	-10.3%
Operating expenses	75	1.1%	128	2.2%	(53)	-41.4%
Property taxes	203	2.8%	182	3.1%	21	11.5%
Management company indirect	151	2.1%	—	0.0%	151	0.0%
Corporate expense	123	1.7%	157	2.6%	(34)	-21.7%

Cost of operations	682	9.5%	612	10.3%	70	11.4%

Operating profit	$6,482	90.5%	5,340	89.7%	1,142	21.4%

Total revenues in this segment were $7,164,000 versus $5,952,000 in the same period last year. Total operating profit in this segment was $6,482,000, an increase of $1,142,000 versus $5,340,000 in the same period last year. Among the reasons for this increase in revenue and operating profit is the contribution from our Ft. Myers quarry, the revenue from which, now that mining has begun in earnest, was more than double the minimum royalty we have been receiving until recently. Royalties were reduced by $115,000 due to a volumetric adjustment from the Manassas quarry.

Development Segment Results

	Nine months ended September 30
(dollars in thousands)	2019	2018	Change

Lease revenue	$892	944	(52)

Depreciation, depletion and amortization	161	171	(10)
Operating expenses	246	618	(372)
Environmental remediation	—	(465)	465
Property taxes	918	768	150
Management company indirect	1,314	998	316
Corporate expense	1,219	1,110	109

Cost of operations	3,858	3,200	658

Operating loss	$(2,966)	(2,256)	(710)

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
  We are the principal capital source of a residential development venture in Baltimore County, Maryland known as “Hyde Park.”  We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Hyde Park will hold 122 town homes and four single-family lots and received a non-appealable Plan Approval during the first quarter. We are currently pursuing entitlements and have a home builder under contract to purchase the land upon government approval to begin development.
  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.”  We have committed up to $18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Amber Ridge will hold approximately 200 town homes.  We are currently pursuing entitlements and have a home builder under contract to purchase 136 of the 200 units upon completion of development.
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

Stabilized Joint Venture Segment Results

	Nine months ended September 30
(dollars in thousands)	2019	%	2018	%	Change	%

Lease revenue	$8,171	100.0%	7,757	100.0%	414	5.3%

Depreciation, depletion and amortization	3,572	43.7%	5,629	72.6%	(2,057)	-36.5%
Operating expenses	1,931	23.6%	1,870	24.1%	61	3.3%
Property taxes	869	10.6%	877	11.3%	(8)	-0.9%
Management company indirect	142	1.8%	296	3.8%	(154)	-52.0%
Corporate expense	116	1.4%	289	3.7%	(173)	-59.9%

Cost of operations	6,630	81.1%	8,961	115.5%	(2,331)	-26.0%

Operating profit	$1,541	18.9%	(1,204)	-15.5%	2,745	-228.00%

Average occupancy for the first nine months at Dock 79 was 95.57%, and at the end of the third quarter, Dock 79 was 93.44% leased and 96.72% occupied. Through the first nine months of the year, 59.76% of expiring leases have renewed with an average increase in rent of 2.80%. Net Operating Income for this segment was $5,346,000, up $499,000 or 10.30% compared to the same period last year, primarily due to substantial increases in NOI from our retail tenants compared to this period last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit apartment community known as Hickory Creek consisting of 19 three-story apartment buildings containing 273,940 rentable square feet.  Hickory Creek was constructed in 1984 and substantially renovated in 2016. The property is eleven miles from downtown Richmond in Henrico County, Virginia. The Company is 26.649% beneficial owner and receives monthly distributions.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2019, we had $69,246,000 of cash and cash equivalents along with $115,308,000 of investments available for sale. As of September 30, 2019, we had no debt borrowed under our $20 million Wells Fargo revolver, $958,000 outstanding under letters of credit and $19,042,000 available to borrow under the revolver. In November 2017, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended September 30,
	2019	2018
Total cash provided by (used for):
Operating activities	$15,021	(41,660)
Investing activities	40,131	101,850
Financing activities	(8,453)	(29,932)
Increase in cash and cash equivalents	$46,699	30,258

Outstanding debt at the beginning of the period	$88,789	118,317
Outstanding debt at the end of the period	$88,891	88,755

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2019 was $15,021,000 versus net cash used for operating activities of $41,660,000 in the same period last year. Net cash used in discontinued operations was $1,756,000. Net cash provided by operating activities of continuing operations was higher primarily due to the deferral of income taxes related to a 1031 exchange on the sales of 1502 Quarry Drive and

7030 Dorsey Road and the placement of $50 million in two opportunity zone funds.

Investing Activities - Net cash provided by investing activities for the nine months ended September 30, 2019 was $40,131,000 versus $101,850,000 in the same period last year. The decrease was due primarily to the proceeds on the sale of investments available for sale offset by the purchase of investments available for sale, the acquisition of Cranberry Business Park, the preferred equity contribution to the RiverFront Holdings II joint venture and the investment in DST Hickory Creek while the prior year included the proceeds on the sale of the buildings offset by the cash held in escrow related to the sale.

At September 30, 2019 the Company was invested in 40 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,539,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $591,000 in its net investment income related to bonds that were sold in 2019.

Financing Activities – Net cash used in investing activities was $8,453,000 versus $29,932,000 in the same period last year due primarily due to the increased purchase of company stock in the nine months ended September 30, 2019 and the payoff of mortgage loans related to the buildings sold in the prior year.

Credit Facilities - On February 6, 2019 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility (“Revolver”) with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2019, these covenants would have limited our ability to pay dividends to a maximum of $217 million combined.

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

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. As of September 30, 2019, $11,436,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its capital expenditures for the remainder of 2019 to include approximately $10.5 million for real estate development including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities. In June the Company formed two opportunity zone funds for a total of $50 million which is included in cash and cash equivalents at September 30, 2019. If suitable investments can be found this year the funds will need to be deployed into qualified opportunity zones within 31 months.

Summary and Outlook. With the second quarter dispositions of our assets at 1502 Quarry Drive and 7030 Dorsey Road for $11.7 million and $8.85 million respectively, the Company continued and has nearly completed the liquidation of its “heritage” properties. Of the 43 buildings owned and operated by the Company at the start of 2018, all that remains is the Company’s home office building in Sparks, MD and the vacant lot in Jacksonville still under lease to Vulcan that used to house Florida Rock Industries’ home office. In the past year we have added Cranberry Run and 1801 62nd Street to the Asset Management Segment. These additions, the former a value-add, opportunistic acquisition and the latter, an in-house development of one of the parcels remaining at Hollander Business Park, are indicative of the types of assets we intend to add periodically to this segment. But they should not be mistaken as the first steps on the road to rebuilding the kind of Asset Management Segment we operated prior to last year’s sale. We are no longer in the develop and hold business when it comes to industrial assets. Rather, we will develop buildings from our existing land bank or rehabilitate an existing industrial park acquired at a discount with the aim of selling the rehabilitated parks and/or groups of two or three new, fully leased warehouses into a market that puts a premium on a portfolio of assets.

This quarter marked the sixth consecutive quarter of increases in mining royalty revenue compared to the same period the year before and represents the segment’s best ever nine-month start to a fiscal year. The royalties collected through the first nine months are more than what we collected in any year prior to 2017.

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

As mentioned previously, we renewed 63.51% of the leases at Dock 79 that were set to expire this quarter. That number was helped by the fact that 20 of the 26 leases expiring in September renewed. Given the growing supply of multi-family in that submarket, the fact that we continue to renew more than half our tenants during the construction of The Maren next door, while also growing rents is a testament to both the quality of the asset as well as the premium this market places on a waterfront location.

We continue to explore different projects in which to reinvest the proceeds of our recent asset sales. Though we are aggressive in terms of the scope of our exploration, we remain cautious and perhaps conservative regarding the quality of any project we consider. We do not expect that our investors will have unlimited patience as to when this money is put to work, and no one is more anxious than our management team to return the money to our shareholders in the form of new investments. However, though we hear the clock ticking, we are not going to let that factor unduly into any investment decision we make. The redeployment of our cash will be based on the amount of return we can generate rather than the amount of time that has passed since the asset sale.

To that end, we have been buying back shares of the Company when we believe it is underpriced. As of September 30, the Company had repurchased 159,282 shares in 2019 at an average cost of $48.43 per share and had authorization to repurchase another $11,436,000 in stock.

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

Net Operating Income Reconciliation
Nine months ended 09/30/19 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	218	(2,236)	304	4,796	3,413	6,495
Income Tax Allocation	81	(829)	253	1,778	1,246	2,529
Income (loss) from continuing operations before income taxes	299	(3,065)	557	6,574	4,659	9,024

Less:
Gains on sale of buildings	536	—	—	126	—	662
Unrealized rents	—	—	25	—	—	25
Interest income	—	1,123	—	—	4,690	5,813
Plus:
Unrealized rents	5	—	—	184	—	189
Equity in loss of Joint Venture	—	1,222	26	34	—	1,282
Interest Expense	—	—	958	—	31	989
Depreciation/Amortization	527	161	3,572	130	—	4,390
Management Co. Indirect	265	1,314	142	151	—	1,872
Allocated Corporate Expenses	470	1,219	116	123	—	1,928

Net Operating Income (loss)	1,030	(272)	5,346	7,070	—	13,174

Net Operating Income Reconciliation
Nine months ended 09/30/18 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	1,648	(1,625)	(2,967)	3,870	(468)	458
Income Tax Allocation	611	(603)	(655)	1,435	(519)	269
Income (loss) from continuing operations before income taxes	2,259	(2,228)	(3,622)	5,305	(987)	727

Less:
Unrealized rents	—	—	163	—	—	163
Interest income	1,622	32	—	—	221	1,875
Plus:
Unrealized rents	27	—	—	369	—	396
Loss on investment land sold	—	3	—	—	—	3
Equity in loss of Joint Venture	—	1	—	35	—	36
Interest Expense	—	—	2,418	—	—	2,418
Depreciation/Amortization	405	171	5,629	145	—	6,350
Management Co. Indirect	72	998	296	—	—	1,366
Allocated Corporate Expenses	146	1,110	289	157	1,208	2,910

Net Operating Income	1,287	23	4,847	6,011	—	12,168

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2019 was LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at September 30, 2019, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of September 30, 2019, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1
Through
July 31	13,620	$49.65	13,620	$3,162,000

August 1
Through
August 31	21,073	$49.04	21,073	$12,129,000

September 1
Through
September 30	14,062	$49.25	14,062	$11,436,000

Total	48,755	$49.27	48,755

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: November 8, 2019	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
37

FRP HOLDINGS, INC.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

