Form 10-K
period 2019-12-31
FRP HOLDINGS, INC.
filed 2020-03-12
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36769

_____________________

FRP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_____________________

FLORIDA	47-2449198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 396-5733

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	FRPH	NASDAQ

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.10 par value	NASDAQ

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

The number of shares of the registrant’s stock outstanding as of March 11, 2020 was 9,821,435. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 28, 2019, the last day of business of our most recently completed second fiscal quarter, was $444,787,824. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2019 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than March 31, 2020 are incorporated by reference in Part III.

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

Our Business. FRP Holdings, Inc. (the “Company”) is a holding company engaged in various real estate businesses. The segments of the Company include: (i) leasing and management of commercial properties owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (ii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office buildings either alone or through joint ventures (the “Development Segment”), (iv) ownership, leasing and management of buildings through joint ventures (the “Stabilized Joint Venture Segment”).

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. This resulted in the disposition of what at that time constituted all of the Company’s industrial flex/office warehouse properties and constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented.

The Asset Management Segment owns, leases and manages commercial properties. The flex/office warehouses in the Asset Management Segment were sold and reclassified to discontinued operations leaving only two commercial properties, one recent industrial acquisition, Cranberry Run, which we purchased in 2019, and 1801 62nd Street, our most recent spec building in Hollander Business Park, which was constructed by our Development segment and transferred to Asset Management on April 1, 2019.

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

The Stabilized Joint Venture Segment owns buildings held for lease through joint ventures. We renamed this segment from RiverFront on the Anacostia to the Stabilized Joint Venture segment as we intend to transfer additional joint ventures from our Development segment into this segment as they reach stabilization. Stabilization occurs when our minimum percentage leased goal is achieved.

Competition. As a developer, we compete with numerous developers, owners and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. Price, location, rental space availability, flexibility of design and property management services are the major factors that affect competition.

Customers. In the Mining Royalty Lands segment, we have a total of five tenants currently leasing our mining locations and one particular tenant (Vulcan Materials Company) accounted for 31.1% of the Company’s consolidated revenues in 2019. An event affecting Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant properties. Our hands on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 11 to the consolidated financial statements included in the accompanying 2019 Annual Report to Shareholders, which is incorporated herein by reference.

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

Employees. The Company employed 12 people and was provided services by 3 executive officers under a related party agreement at December 31, 2019.

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

Nearly all of our commercial and residential/mixed use properties are located in the Baltimore area and Washington, D.C. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets could adversely affect our operation. We cannot be sure that these markets will continue to grow or demand the type of assets in our portfolio.

We conduct a significant portion of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interests in the joint ventures.

We currently are a party to several joint ventures and we may enter into additional joint ventures in the future. In each of our existing joint ventures, the consent of our joint venture partner is required to take certain actions, and in some cases will share equal voting control. Our joint venture partners, as well as future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the joint ventures. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the conduct or management of the joint venture generally, we may not be able to resolve such disagreement in our favor and such a disagreement could have a material adverse effect on our interest in the joint venture or on the business of the joint venture generally.

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

Our business could be negatively impacted by cyberattacks targeting our computer and telecommunications systems and infrastructure, or targeting those of our third-party service providers.

Our business, like other companies in our industry, has become increasingly dependent on digital technologies, including technologies that are managed by third-party service providers on whom we rely to help us collect, host or process information. Such technologies are integrated into our business operations. Use of the internet and other public networks for communications, services, and storage, including "cloud" computing, exposes all users (including our business) to cybersecurity risks.

While we and our third-party service providers commit resources to the design, implementation, and monitoring of our information systems, there is no guarantee that our security measures will provide absolute security. Despite these security measures, we may not be able to anticipate, detect, or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launched, and because attackers are increasingly using techniques designed to circumvent controls and avoid detection. We and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyber-attacks, as well as physical attacks, which could result in information security breaches and significant disruption to our business.

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
8

On May 21, 2018 in conjunction with the sale of the warehouse business the Companies mortgages notes were prepaid and the credit line with First Tennessee Bank, N.A. was terminated. As of December 31, 2019, we had outstanding non-recourse mortgage indebtedness of $90,000,000, secured by developed real estate properties having a carrying value of 88,925,000.

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

As of December 31, 2019, the Company had total investments of $137,867,000 in corporate bonds with maturities ranging from 2020 through 2022. The Company measures the fair value of these investments on a quarterly basis and recognizes the unrealized gain or loss in its comprehensive income. As a result, the Company’s comprehensive income will be impacted by factors outside our control such as fluctuations in interest rates that impact the value of our investment portfolio. The Company could incur losses should it sell the bonds prior to maturity or if the bond issuer does not redeem the bond at par.

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

As of December 31, 2019, our Chief Executive Officer, John D. Baker, II beneficially owned approximately 14.07% of the outstanding shares of our common stock (80.54% of which are held in trusts under which voting power is shared with other family members) and members of his family who are (i) officers or directors of the company, (ii) required to report their beneficial ownership on Schedule 13D or Schedule 13G, or (iii) are members of his immediate family beneficially own, collectively, an additional 19.60% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) over 20,000 acres of land in Florida, Georgia, Maryland, Virginia, Delaware and the District of Columbia. This land is generally held by the Company in four distinct segments (i) Asset Management Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned and held for investment to be further developed for future income production or sales to third parties), and (iv) Stabilized Joint Venture Segment (ownership, leasing and management of buildings through joint ventures).

Asset Management Segment. On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. One June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. This resulted in the disposition of all of the Company’s industrial flex/office warehouse properties and constituted a major strategic shift and as a result, these properties been reclassified as discontinued operations for all periods presented.

As of December 31, 2019, the Asset Management Segment owned four commercial properties as follows:

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

3) Cranberry Office Park consists of five office buildings totaling 268,010 square feet which are 26.1% occupied at December 31, 2019.

4) 1801 62nd Street consists of 94,350 square feet and was completed in second quarter. The building is 100% leased at December 31, 2019.

Mining Royalty Lands Segment – Mining Properties. The following table summarizes the Company's mining royalty lands and estimated reserves at December 31, 2019 a substantial portion of which are leased to Vulcan Materials.

Tons of
	Tons Sold	Estimated
	in Year	Reserves
	Ended	at
	12/31/2019	12/31/2019
	(000’s)	(000’s)
The Company owns nine locations
currently being mined in Grandin,
Ft. Myers, Keuka, Newberry,
and Astatula, Florida; Columbus,
Macon, and Tyrone, Georgia;
and Manassas, Virginia comprising approximately 12,742 acres.	7,815	437,892

The Company owns four locations that
are leased for mining but are not currently
being mined in Marion County and Lake Louisa and Lake Sand in Lake County,
Florida and Forest Park Georgia comprising approximately 2,452 acres.	0	73,369

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

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa, Florida. The county issued the permit in July 2019. After completing the work necessary to prepare this site to become an active sand mine, Cemex expects to begin mining by early 2021.

Mining Royalty Lands Segment - Brooksville Joint Venture. On October 4, 2006, a subsidiary of the Company (Florida Rock Properties, Inc.) entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its Final Order approving the development of the Project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. The Master Plan zoning for the Project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville location. In 2019, 295,000 tons were sold, and estimated reserves were 4,611,000 as of December 31, 2019. During 2017, the Company agreed to extend the mining lease on this property for an additional ten years, through the year 2032, in exchange for a requirement to increase production 100,000 tons by December 31, 2023.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 1,775 acres of investment properties in Gulf Hammock (approximately 1,600 acres currently listed for sale), Brooksville, and Polk County, Florida.

Development Segment – Warehouse/Office Land.

At December 31, 2019 this segment owned the following future development parcels:

1)	15 acres of horizontally developed land available for future construction of an additional 187,550 square feet of warehouse/office product at Lakeside Business Park in Harford County, Maryland.

2)	25 acres of horizontally developed land capable of supporting 227,490 square feet of warehouse, office, and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

Development Segment – Land Held for Investment or Sale.

1)	The RiverFront on the Anacostia property is a 5.8-acre parcel of real estate in Washington D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permits the Company to develop a four building, mixed use project, containing approximately 1,161,050 square feet, constructed in four phases. The approved development would include numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), completed through a joint venture, consisted of a single building with residential and retail uses and became our fourth business segment in July 2017, now known as the Stabilized Joint Venture Segment. The second phase (now known as Maren) commenced construction in April 2018 under a joint venture with substantial completion estimated in June 2020 and also consists of a single building with residential and retail uses. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring April 5, 2023, permitting 599,535 square feet of development.

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

2)	The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use. On December 22, 2018, The Town of Hampstead re-awarded FRP its request for rezoning with a 30-day appeal period. No appeal was filed, therefore, FRP can now move forward with its residential concept plan. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook”.

3)	Bryant Street Partnerships: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

4)	1800 Half Street: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia current under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by
13

Congress in the Tax Cuts and Jobs Act of 2017.

5)	The Company’s Square 664E property is approximately two acres and sits on the Anacostia River at the base of South Capitol Street less than half a mile down river from our RiverFront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five years. In July 2018, Audi Field, the home of the DC United professional soccer club, opened its doors to patrons in Buzzard Point. The 20,000-seat stadium hosts 17 home games each year in addition to other outdoor events. The stadium is separated from our property by 1800 Half Street, the property acquired in a joint venture between the Company and MRP in December 2019. In March 2017 reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

6)	Greenville/Woodfield: In December 2019, the company entered into two joint ventures in Greenville, SC with a new partner, Woodfield Development. Woodfield specializes in Class-A multi-family, mixed use developments primarily in the Carolinas and DC. Our first joint venture with them is a 200-unit multifamily project known as “Riverside.” The second joint venture in Greenville with Woodfield is a 227-unit multifamily development known as “.408 Jackson.” It will have 4,700 square feet of retail and is located across the street from Greenville’s minor league baseball stadium.

Stabilized Joint Venture Segment.

We renamed this segment from RiverFront on the Anacostia to the Stabilized Joint Venture segment as we intend to transfer additional joint ventures from our Development segment into this segment as they reach stabilization.

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

Item 3. LEGAL PROCEEDINGS.

Note 13 to the consolidated financial statements included in the accompanying 2019 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 342 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2019. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 7 of the Company's 2019 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 5 to the consolidated financial statements included in the accompanying 2019 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October 31	—	$—	—	$11,436,000

November 1
Through
November 30	271	$49.64	271	$11,423,000

December 1
Through
December 31	9,698	$49.80	9,698	$10,939,000

Total	9,969	$49.80	9,969

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

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2019 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 8 through 18 of the Company’s 2019 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2019 was LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt outstanding at December 31, 2019, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table provides information about the Company’s long-term debt and variable rate debt outstanding at December 31, 2019 (dollars in thousands):

						There		Fair
Liabilities:	2020	2021	2022	2023	2024	after	Total	Value

Scheduled
maturities of
long-term debt:

Fixed Rate	$—	$127	$1,556	$1,622	$1,690	$85,005	$90,000	$88,925
Average interest rate	4.125%	4.125%	4.125%	4.125%	4.125%	4.125%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 19 through 33 of the Company's 2019 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Hancock Askew & Co., LLP, the independent registered certified public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which appears in Item 8.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions “Board of Directors and Corporate Governance- Our Board of Directors,” “Board of Directors and Corporate Governance- Board Leadership,” “Board of Directors and Corporate Governance- Board Committees,” “Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation Discussion and Analysis” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2020.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.frpholdings.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee,” “Non-Employee Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions “Securities Ownership” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2020.

Equity Compensation Plan Information

Number of Securities
remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	132,504	$33.82	487,838

Equity compensation plans
not approved by security holders	0	0	0
18

Total	132,504	$33.82	487,838

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions” and “Board of Directors and Corporate Governance- Director Independence” in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2020.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2020.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) and (2) Financial Statements and Financial Statement Schedule.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 24 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 22 through 23 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRP Holdings, Inc.

Date: March 12, 2020	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER, III
John D. Baker, III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2020.

/s/ John D. Baker II John D. Baker II Executive Chairman and Chief Executive Officer	/s/ Charles E. Commander III Charles E. Commander III Director
(Principal Executive Officer)

/s/ John D. Baker, III John D. Baker, III Treasurer and Chief Financial Officer (Principal Financial Officer)	/s/ H. W. Shad III H. W. Shad III Director

/s/ John D. Klopfenstein John D. Klopfenstein Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr. Director

/s/ William H. Walton William H. Walton Director	/s/Margaret Wetherbee Margaret Wetherbee Director

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

EXHIBIT INDEX

Item 15(a)(3)

2.1	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2015.
3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Third Amended and Restated Bylaws of FRP Holdings, Inc., adopted February 3, 2016, incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on February 5, 2016.
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated by reference to Exhibit 3.1 of this Form 10-K.
10.1	Tax Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2015.
10.2	Employee Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2015.
10.3	Transition Services Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 3, 2015.
10.4	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.5	Summary of Management Incentive Compensation Plans, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.6	Management Security Agreements between the Company and certain officers, incorporated by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.7	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005. File No. 33-26115.
10.8	FRP Holdings, Inc. 2016 Equity Incentive Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 22, 2016.
10.9	Joint Venture Agreement between Florida Rock Industries, Inc. and Florida Rock Properties, incorporated by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 33-26115.
10.10	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.11	Letter Agreement between the Company and John D. Klopfenstein, incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007. File No. 33-26115.
10.12	Limited Liability Company Agreement of RiverFront Investment Partners I LLC. Between FRP RiverFront I LLC and MRP SE Waterfront Residential LLC. incorporated by reference to an exhibit filed with Form 10-Q for the quarter ended June 30, 2013. File No. 33-26115.
10.13	Loan Agreement dated November 17, 2017 between Riverfront Holdings I, LLC and EagleBank, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed on March 16, 2018.
13.1	The Company's 2019 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2019 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
14.1	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.
22

21.1	Subsidiaries of Registrant at December 31, 2019: Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company); Brooksville Joint Venture (a Florida limited liability company, 50% owned by the Company); Lake Louisa, LLC (a Florida limited liability company); FRP Riverfront I, LLC (a Delaware limited liability company); Riverfront Investment Partners I, LLC (a Delaware limited liability company); BC Realty, LLC (a Maryland limited liability company, 50% owned by the Company); FRP Riverfront II, LLC (a Delaware limited liability company); Riverfront Investment Partners Phase II, LLC (a Delaware limited liability company, 80% owned by the Company); FRP Cranberry Run, LLC (a Maryland limited liability company); FRP Bryant Street Phase I-AC OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-B OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-D OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-E OZ Fund, LLC (a District of Columbia limited liability company); FRP OZ Fund 2019-A, LLC (a Delaware limited liability company); FRP OZ Fund 2019-B, LLC (a Delaware limited liability company); FRP OZ Fund 2019-C, LLC (a Delaware limited liability company; Bryant Venture Phase I-A&C, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-B, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-D, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-E, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); 1800 Half Street Owner, LLC (a District of Columbia limited liability company); Woodfield .408 Jackson OZB, LLC (a Delaware limited liability company); Woodfield Riverside OZB, LLC (a Delaware limited liability company).
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 25 of this Form 10-K.
31.1	Certification of John D. Baker II.
31.2	Certification of John D. Milton, Jr.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information Statement of Patriot Transportation Holding, Inc., dated January 12, 2015, incorporated by reference to the Company’s Form 8-K filed on January 13, 2015.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2019 and 2018	25	(a)

For the years ended December 31, 2019, 2018 and 2017
Consolidated statements of income	23	(a)
Consolidated statements of comprehensive income	24	(a)
Consolidated statements of cash flows	26	(a)
Consolidated statements of shareholders' equity	27	(a)

Notes to consolidated financial statements	28-40	(a)

Reports of Independent Registered Certified Public Accounting Firm	42-43	(a)

Selected quarterly financial data (unaudited)	6-10	(a)

Consent of Independent Registered Certified Public Accounting Firm	25	(b)

Report of Independent Registered Certified Public Accounting Firm
on Financial Statement Schedule	25	(b)

Consolidated Financial Statement Schedule:

III – Real estate and accumulated depreciation and depletion	26-27	(b)

(a) Refers to the page number in the Company's 2019 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

FRP Holdings, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-125099, and 333-131475) of FRP Holdings, Inc. of our reports dated March 12, 2020, relating to the consolidated financial statements and the effectiveness of FRP Holdings, Inc.’s internal control over financial reporting which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated March 12, 2020 relating to the financial statement schedule, which appears in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia

March 12, 2020

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

FRP Holdings, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 12, 2020 appearing in the 2019 Annual Report to Shareholders of FRP Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

March 12, 2020

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND

DEPLETION (dollars in thousands)

DECEMBER 31, 2019

County	Encumb- rances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at end of period (a)	Accumulated Depreciation & Depletion	Year Of Constr- uction	Date Acquired	Depreciation Life Computed on:
Mining Royalty Lands
Alachua, FL		$1,442	$0	$1,442	$170	n/a	4/86	unit
Clayton, GA		369	0	369	5	n/a	4/86	unit
Fayette, GA		685	200	885	112	n/a	4/86	unit
Lake, FL		403	0	403	158	n/a	4/86	unit
Lake, FL		1,083	0	1,083	1,006	n/a	4/86	unit
Lake Louisa, FL		11,039	0	11,039	0	n/a	5/12	unit
Lee, FL		4,690	13	4,703	161	n/a	4/86	unit
Monroe, GA		792	0	792	298	n/a	4/86	unit
Muscogee, GA		369	(45)	324	324	n/a	4/86	unit
Prince William, VA		298	0	298	298	n/a	4/86	unit
Putnam, FL		15,002	37	15,039	4,762	n/a	4/86	unit
Putnam, FL		302	(2)	300	283	n/a	4/86	5 yr.
Spalding, GA		20	0	20	0	n/a	4/86	n/a
Marion, FL		1,180	5	1,185	600	n/a	4/86	unit
Investment Property		1,417	(192)	1,225	602	n/a	4/86	n/a
	0	39,091	16	39,107	8,779
Asset Management Properties
Duval, FL		198	0	198	39	n/a	4/86	25 yr.
Baltimore City, MD		238	7,146	7,384	208	2018	12/10	39 yr.
Baltimore Co, MD		439	5,134	5,573	3,259	1990	10/89	39 yr.
Harford, MD		40	8,079	8,119	212	2019	2/19	32 yr.
	0	915	20,359	21,274	3,718
Development Properties
Carroll, MD		4,720	3,523	8,243	0	n/a	3/08	n/a
Baltimore City, MD		750	3,508	4,258	200	2018	12/10	39 yr.
Harford, MD		1,571	111	1,682	0	n/a	8/95	39 yr.
Washington D.C.		2,957	5,053	8,010	1,912	n/a	4/86	15 yr.
Washington D.C.		3,811	4,669	8,480	470	n/a	10/97	n/a
	0	13,809	16,864	30,673	2,582

Residential Rental Properties
Washington D.C.	88,925	6,165	142,909	149,074	14,709	2016	07/17	39 yr.

GRAND TOTALS	$88,925	$59,980	$180,148	$240,128	$29,788

(a) The aggregate cost for Federal income tax purposes is $88,036.

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND DEPLETION

(In thousands)

	Years ended December 31,
	2019	2018	2017

Gross Carrying Cost of Real Estate:

Balance at beginning of period	$241,413	243,165	240,302

Additions during period:
Amounts capitalized	10,353	7,025	2,896

Deductions during period:
Cost of real estate sold	(11,630)	(8)	—
Other	(8)	(8,769)	(33)

Balance at close of period	$240,128	241,413	243,165

Accumulated Depreciation & Depletion:

Balance at beginning of period	$27,921	26,228	24,173

Additions during period:
Charged to cost & expense	5,697	5,609	2,088

Deductions during period:
Real estate sold	(3,822)	—	—
Other	(8)	(3,916)	(33)

Balance at close of period	$29,788	27,921	26,228

