Form 10-Q
period 2020-03-31
FRP HOLDINGS, INC.
filed 2020-05-14
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [x]	Smaller reporting company [x]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, $.10 par value per share	9,649,895 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2020

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the impact of the Covid-19 Pandemic on our operations and financial results; the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for apartments in Washington D.C. and Richmond, Virginia; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31	December 31
Assets:	2020	2019
Real estate investments at cost:
Land	$84,348	84,383
Buildings and improvements	147,781	147,019
Projects under construction	625	1,056
Total investments in properties	232,754	232,458
Less accumulated depreciation and depletion	31,727	30,271
Net investments in properties	201,027	202,187

Real estate held for investment, at cost	8,571	8,380
Investments in joint ventures	161,924	160,452
Net real estate investments	371,522	371,019

Cash and cash equivalents	11,375	26,607
Cash held in escrow	189	186
Accounts receivable, net	838	546
Investments available for sale at fair value	148,667	137,867
Unrealized rents	657	554
Deferred costs	967	890
Other assets	484	479
Total assets	$534,699	538,148

Liabilities:
Secured notes payable	$88,959	88,925
Accounts payable and accrued liabilities	1,653	2,431
Other liabilities	1,886	1,978
Deferred revenue	713	790
Federal and state income taxes payable	400	504
Deferred income taxes	50,397	50,111
Deferred compensation	1,433	1,436
Tenant security deposits	366	328
Total liabilities	145,807	146,503

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,766,906 and 9,817,429 shares issued and outstanding, respectively	977	982
Capital in excess of par value	57,818	57,705
Retained earnings	313,968	315,278
Accumulated other comprehensive income (loss), net	(203)	923
Total shareholders’ equity	372,560	374,888
Noncontrolling interest MRP	16,332	16,757
Total equity	388,892	391,645
Total liabilities and shareholders’ equity	$534,699	538,148

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Revenues:
Lease revenue	$3,598	3,485
Mining lands lease revenue	2,185	2,229
Total revenues	5,783	5,714

Cost of operations:
Depreciation, depletion and amortization	1,468	1,487
Operating expenses	925	882
Property taxes	737	753
Management company indirect	672	592
Corporate expenses (Note 4 Related Party)	1,187	645
Total cost of operations	4,989	4,359

Total operating profit	794	1,355

Net investment income, including realized gains of $108 and $119	1,991	1,810
Interest expense	(51)	(588)
Equity in loss of joint ventures	(642)	(264)
Gain on sale of real estate	8	—

Income from continuing operations before income taxes	2,100	2,313
Provision for income taxes	601	672
Income from continuing operations	1,499	1,641

Income from discontinued operations, net of tax	—	86

Net income	1,499	1,727
Loss attributable to noncontrolling interest	(119)	(171)
Net income attributable to the Company	$1,618	1,898

Earnings per common share:
Income from continuing operations-
Basic	$0.15	0.16
Diluted	$0.15	0.16
Discontinued operations-
Basic	$—	0.01
Diluted	$—	0.01
Net income attributable to the Company-
Basic	$0.17	0.19
Diluted	$0.16	0.19

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,803	9,952
-diluted earnings per common share	9,833	9,996

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Net income	$1,499	1,727
Other comprehensive income net of tax:
Unrealized gain (loss) on investments available for sale,	(1,126)	1,560
net of income tax effect of ($417) and $579
Comprehensive income	$373	3,287

Less comp. income attributable to noncontrolling interest	(119)	(171)

Comprehensive income attributable to the Company	$492	3,458

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands) (Unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$1,499	1,727
Adjustments to reconcile net income to
net cash provided by continuing operating activities:
Income from discontinued operations, net	—	(86)
Depreciation, depletion and amortization	1,526	1,551
Equity in loss of joint ventures	642	264
Gain on sale of equipment and property	(8)	—
Stock-based compensation	601	29
Realized gain on available for sale investments	(108)	(119)
Net changes in operating assets and liabilities:
Accounts receivable	(292)	(124)
Deferred costs and other assets	(183)	(508)
Accounts payable and accrued liabilities	(855)	(890)
Income taxes payable and receivable	182	1,505
Other long-term liabilities	979	(249)
Net cash provided by operating activities of continuing operations	3,983	3,100
Net cash provided by operating activities of discontinued operations	—	150
Net cash provided by operating activities	3,983	3,250

Cash flows from investing activities:
Investments in properties	(487)	(6,719)
Investments in joint ventures	(2,115)	(5,676)
Purchases of investments available for sale	(24,748)	(4,725)
Proceeds from sales of investments available for sale	11,857	22,893
Proceeds from the sale of assets	8	—
Cash held in escrow	(3)	17
Net cash provided by (used in) investing activities of continuing operations	(15,488)	5,790
Net cash provided by investing activities of discontinued operations	—	23
Net cash provided by (used in) investing activities	(15,488)	5,813

Cash flows from financing activities:
Distribution to noncontrolling interest	(306)	(255)
Repurchase of company stock	(3,421)	(1,714)
Net cash used in financing activities of continuing operations	(3,727)	(1,969)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(3,727)	(1,969)

Net increase (decrease) in cash and cash equivalents	(15,232)	7,094
Cash and cash equivalents at beginning of year	26,607	22,547
Cash and cash equivalents at end of the period	$11,375	29,641

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”) and RiverFront Investment Partners I, LLC. Our investment in the Brooksville joint venture, BC FRP Realty joint venture, RiverFront Holdings II joint venture, Bryant Street Partnerships, 1800 Half Street and Greenville/Woodfield are accounted for under the equity method of accounting (See Note 11). Our ownership of RiverFront Investment Partners I, LLC includes a non-controlling interest representing the ownership of our partner. The Company uses the cost method to account for its investment in DST Hickory Creek because it does not have significant influence over operating and financial policies.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and 3 additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. This resulted in the disposition of all of the Company’s industrial flex/office warehouse properties and constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented. The Asset Management segment currently contains four commercial properties.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2019.

(2) Recently Issued Accounting Standards.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. The Company is not a significant lessee. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The Company's existing leases will continue to be classified as operating leases. Leases entered into after the effective date of the new standard may be classified as operating or sales-type leases, based on specific classification criteria. Operating leases will continue to have a similar pattern of recognition as under current GAAP. Sales-type lease accounting, however, will result in the recognition of selling profit at lease commencement, with interest income recognized over the life of the lease. The new standard also includes a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized. Only incremental costs of a lease that would not have been incurred if the lease had not been obtained may be deferred as initial direct costs. The new standard also requires lessors to exclude from variable payments certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Lease Revenue. For the year ended December 31, 2019, the credit loss related to the collectibility of lease receivables was recognized in the line item Operating expenses and was not significant. Additionally, the new standard requires lessors to allocate the consideration in a contract between the lease component (right to use an underlying asset) and non-lease component (transfer of a good or service that is not a lease). However, lessors are provided with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components of a contract as a single lease component if certain criteria are met. The terms of the Company's leases generally provide that the Company is entitled to receive reimbursements from tenants for operating expenses such as real estate taxes, insurance and common area maintenance, in addition to the base rental payments for use of the underlying asset. Under the new standard, common area maintenance is considered a nonlease component of a lease contract, which would be accounted for under Topic 606. However, the Company will apply the practical expedient to account for its lease and non-lease components as a single, combined operating lease component. While the timing of recognition should remain the same, the Company is no longer presenting reimbursement revenue from tenants separately in our Consolidated Statements of Income beginning January 1, 2019. The new standard along with the adoption of ASU No. 2018-11, Leases - Targeted Improvements which the FASB issued in July 2018, was adopted effective January 1, 2019 and we have elected to use January 1, 2019 as our date of initial application. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. The adoption of this guidance did not have a material impact on our financial statements.

(3) Business Segments.

The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Development and Stabilized Joint Venture, as described below.

The Asset Management segment owns, leases and manages commercial properties. The flex/office warehouses in the Asset Management Segment were sold and reclassified to discontinued operations leaving only two commercial properties, one recent industrial acquisition, Cranberry Run, which we purchased in 2019, and 1801 62nd Street, our most recent spec building in Hollander Business Park, which joined Asset Management April 1, 2019.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2020	2019
Revenues:
Asset management	$652	641
Mining royalty lands	2,185	2,229
Development	293	269
Stabilized Joint Venture	2,653	2,575
	5,783	5,714

Operating profit (loss):
Before corporate expenses:
Asset management	$177	97
Mining royalty lands	2,001	2,044
Development	(774)	(553)
Stabilized Joint Venture	577	412
Operating profit before corporate expenses	1,981	2,000
Corporate expenses:
Allocated to asset management	(308)	(163)
Allocated to mining royalty lands	(97)	(43)
Allocated to development	(712)	(399)
Allocated to Stabilized Joint Venture	(70)	(40)
Total corporate expenses	(1,187)	(645)
	$794	1,355

Interest expense	$51	588

Depreciation, depletion and amortization:
Asset management	$192	177
Mining royalty lands	38	52
Development	54	58
Stabilized Joint Venture	1,184	1,200
	$1,468	1,487
Capital expenditures:
Asset management	$213	6,466
Mining royalty lands	—	—
Development	297	370
Stabilized Joint Venture	(23)	(117)
	$487	6,719

	March 31,	December 31,
Identifiable net assets	2020	2019

Asset management	$18,644	18,468
Mining royalty lands	38,494	38,409
Development	176,575	179,357
Stabilized Joint Venture	132,801	133,956
Investments available for sale at fair value	148,667	137,867
Cash items	11,564	26,793
Unallocated corporate assets	7,954	3,298
	$534,699	538,148

(4) Related Party Transactions.

The Company is a party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Transition Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2020.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $290,000 and $301,000 for the three months ended March 31, 2020 and 2019, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

Long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2020	2019
Riverfront permanent loan	$88,959	88,925
Less portion due within one year	—	—
	$88,959	88,925

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of March 31, 2020, there was no debt outstanding on this revolver, $411,000 outstanding under letters of credit and $19,589,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 1.98938% on March 31, 2020. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2020, these covenants would have limited our ability to pay dividends to a maximum of $219 million combined. The Company was in compliance with all covenants as of March 31, 2020.

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

Debt cost amortization of $34,000 was recorded during the three months ended March 31, 2020. During the three months ended March 31, 2020 and March 31, 2019 the Company capitalized interest costs of $935,000 and $385,000, respectively.

(6) Earnings per Share.

The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2020	2019
Weighted average common shares outstanding
during the period – shares used for basic
earnings per common share	9,803	9,952

Common shares issuable under share based
payment plans which are potentially dilutive	30	44

Common shares used for diluted
earnings per common share	9,833	9,996

Income from continuing operations	$1,499	1,641
Discontinued operations	$—	86
Net income attributable to the Company	$1,618	1,898

Basic earnings per common share:
Income from continuing operations	$0.15	0.16
Discontinued operations	$—	0.01
Net income attributable to the Company	$0.17	0.19

Diluted earnings per common share:
Income from continuing operations	$0.15	0.16
Discontinued operations	$—	0.01
Net income attributable to the Company	$0.16	0.19

For the three months ended March 31, 2020, 29,925 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2019, 22,470 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the first three months the Company repurchased 82,491 shares at an average cost of $41.47.

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

In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 455,870 at March 31, 2020. In March 2020, 11,448 shares of stock were granted to employees rather than stock options as in prior years.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2020	2019
Stock option grants	$24	29
Restricted stock awards granted in 2020	47	—
Employee stock grant	530	—
Annual director stock award	—	—
	$601	29

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2020	132,504	$33.82	5.8	$1,631
Granted	—	$—		$—
Exercised	—	$—		$—
Outstanding at March 31, 2020	132,504	$33.82	5.5	$1,631

Exercisable at March 31, 2020	114,189	$32.11	5.1	$1,333
Vested during three months ended
March 31, 2020	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,318,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,339,000 based on the market closing price of $43.00 on March 31, 2020 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2020 was $266,000, which is expected to be recognized over a weighted-average period of 3.4 years.

A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2020	0
Granted	20,520	$46.30		$950
Outstanding at March 31, 2020	20,520	$46.30	4.2	$950

Total compensation cost of restricted stock granted but not yet vested as of March 31, 2020 was $903,000 which is expected to be recognized over a weighted-average period of 4.2 years.

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

The Company executed a letter of intent with MRP in May 2016 to develop Phase II of the Riverfront on the Anacostia project and recorded an estimated environmental remediation expense of $2.0 million for the Company’s estimated liability under the proposed agreement. The Company substantially completed the remediation and reduced the estimated liability in the quarter ending September 30, 2018 by $465,000 and further reduced the liability $92,000 to zero in 2020. The Company has no obligation to remediate any known contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase.

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 30% of the Company’s consolidated revenues during the three months ended March 31, 2020 and $406,000 of accounts receivable at March 31, 2020.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Tennessee Bank.  At times, such amounts may exceed FDIC limits.

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

At March 31, 2020 the Company was invested in 68 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized loss on these bonds of $331,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $108,000 in its net investment income related to bonds that were sold first quarter 2020. The amortized cost of the investments was $148,998,000 and the carrying amount and fair value of such bonds were $148,667,000 as of March 31, 2020.

At March 31, 2020 and 2019, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2020, the carrying amount and fair value of such other long-term debt was $88,959,000 and $95,486,000, respectively. At March 31, 2019, the carrying amount and fair value of such other long-term debt was $88,823,000 and $90,173,000, respectively.

(11) Investments in Joint Ventures.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the year ended March 31, 2020 includes a loss of $12,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). In 2016, the Company entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at March 31, 2020 was $12,110,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a partnership to develop Phase II of our RiverFront on the Anacostia project and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the partnership including development costs paid prior to the formation of the partnership and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through June 30, 2019. The Company records interest income for this loan and a loss in equity in ventures for our 80% equity in the partnership. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The loan balance at March 31, 2020 was $51,560,000. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Bryant Street Partnerships. On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25%

over LIBOR. The loan matures March 13, 2023 with up to two extensions of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.10 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. Borrower may prepay a portion of the unpaid principal to satisfy such tests. The loan balance at March 31, 2020 was $18,683,000. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. Entitlements for the development of the property are complete, a homebuilder is under contract to purchase all of the 126 recorded building lots, and settlement is expected in the second quarter of 2020.

DST Hickory Creek. In July 2019, the Company invested $6 million in 1031 proceeds from two sales in 2019 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek Apartments, DST.  The Company is 26.65% beneficial owner and receives monthly distributions. The DST owns a 294-unit garden-style apartment community consisting of 19 three-story apartment buildings containing 273,940 rentable square feet on approximately 20.4 acres of land.  The property was constructed in 1984 and substantially renovated in 2016.  The DST purchased the property in April, 2019 for $45,600,000 with ten-year financing obtained for $29,672,000 at 3.74% with a 30 year amortization period, interest only for five years. The Company’s equity interest in the trust is accounted for under the cost method because we don’t have significant influence over the operating and financial policies. Monthly distributions are recorded as equity in gain or loss of joint ventures. Distributions of $83,000 were received in the first quarter of 2020.

Amber Ridge. On June 26, 2019 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Prince Georges County, Maryland known as “Amber Ridge.” We have committed up to $18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. This project will hold 187 single-family town homes. We are currently pursuing entitlements and have two homebuilders under contract to purchase all of the 187 units upon completion of development infrastructure.

1800 Half Street. On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease to Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $37.3 million. MRP will contribute the remainder of its equity in 2020. The land will be acquired in two pieces over first half of 2020 and the construction loan is expected to close in the second quarter of 2020. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting because all major decisions are shared equally.

Greenville/Woodfield Partnerships. On December 23, 2019 the Company and Woodfield Development formed a joint venture to develop a mixed-use project in Greenville SC known as .408 Jackson located across the street from Greenville’s minor league baseball stadium. The project will hold 227 multifamily units and 4,700 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $9.7 million in exchange for a 40% common equity in the joint venture. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period. Woodfield personally guaranteed the loan and will be managing the projects day to day operations. Major decisions for the entity must be made unanimously between both members.

On December 23, 2019 the Company and Woodfield formed a joint venture to develop a 200-unit multifamily apartment project located at 1430 Hampton Avenue, Greenville, SC. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed $6.2 million in exchange for a 40% common equity in the joint venture. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period. Woodfield personally guaranteed the loan and will be managing the projects day to day operations. Major decisions for the entity must be made unanimously between both members.

Investments in Joint Ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of March 31, 2020
Brooksville Quarry, LLC	50.00%	$7,486	14,335	(24)	(12)
BC FRP Realty, LLC	50.00%	5,295	22,818	(124)	(62)
RiverFront Holdings II, LLC	80.00%	26,092	100,315	(242)	(391)
Bryant Street Partnerships	61.36%	59,008	110,925	—	(432)
Hyde Park		3,741	3,741	—	—
DST Hickory Creek	26.65%	6,000	49,208	(75)	83
Amber Ridge Loan		876	876	—	—
1800 Half St. Owner, LLC	59.73%	37,439	39,818	105	105
Greenville/Woodfield Partnerships	40.00%	15,987	40,685	116	67
Total		$161,924	382,721	(244)	(642)

As of December 31, 2019
Brooksville Quarry, LLC	50.00%	$7,499	14,316	(84)	(42)
BC FRP Realty, LLC	50.00%	5,391	22,969	(1,114)	(591)
RiverFront Holdings II, LLC	80.00%	25,975	88,235	(95)	(871)
Bryant Street Partnerships	61.36%	58,353	96,477	260	(573)
Hyde Park		3,492	3,492	—	—
DST Hickory Creek	26.65%	6,000	49,369	(168)	123
Amber Ridge Loan		509	509	—	—
1800 Half St. Owner, LLC	59.73%	37,314	40,161	—	—
Greenville/Woodfield Partnerships	40.00%	15,919	19,214	—	—
Total		$160,452	334,742	(1,201)	(1,954)

Summarized Financial Information for the Investments in Joint Ventures (in thousands):

	As of March 31, 2020					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$99,680	110,573	46,472	17,844	5,208	$279,777
Cash and cash equivalents	535	161	1,741	21,974	35,339	59,750
Unrealized rents & receivables	76	177	538	0	0	791
Deferred costs	24	14	457	0	138	633
Total Assets	$100,315	110,925	49,208	39,818	40,685	$340,951

Secured notes payable	$50,503	15,383	29,257	0	0	$95,143
Other liabilities	6,908	17,540	335	903	771	26,457
Capital - FRP	37,339	57,848	5,228	37,440	15,987	153,842
Capital - Third Parties	5,565	20,154	14,388	1,475	23,927	65,509
Total Liabilities and Capital	$100,315	110,925	49,208	39,818	40,685	$340,951
17

	As of March 31, 2020
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,291	22,311	3,741	876	279,777	$320,996
Cash and cash equivalents	41	20	0	0	59,750	59,811
Unrealized rents & receivables	0	225	0	0	791	1,016
Deferred costs	3	262	0	0	633	898
Total Assets	$14,335	22,818	3,741	876	340,951	$382,721

Secured notes payable	$0	12,161	0	0	95,143	$107,304
Other liabilities	47	117	0	0	26,457	26,621
Capital - FRP	7,486	5,270	3,741	876	153,842	171,215
Capital - Third Parties	6,802	5,270	0	0	65,509	77,581
Total Liabilities and Capital	$14,335	22,818	3,741	876	340,951	$382,721

	As of December 31, 2019					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$87,521	95,903	46,685	14,391	1,889	$246,389
Cash and cash equivalents	630	387	1,764	25,770	17,325	45,876
Unrealized rents & receivables	82	158	446	0	0	686
Deferred costs	2	29	474	0	0	505
Total Assets	$88,235	96,477	49,369	40,161	19,214	$293,456

Secured notes payable	$38,564	1,660	29,246	0	0	$69,470
Other liabilities	6,771	17,183	120	1,363	1,889	27,326
Capital - FRP	37,284	57,479	6,000	37,314	15,919	153,996
Capital - Third Parties	5,616	20,155	14,003	1,484	1,406	42,664
Total Liabilities and Capital	$88,235	96,477	49,369	40,161	19,214	$293,456

	As of December 31, 2019
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,293	22,423	3,492	509	246,389	$287,106
Cash and cash equivalents	18	15	0	0	45,876	45,909
Unrealized rents & receivables	0	220	0	0	686	906
Deferred costs	5	311	0	0	505	821
Total Assets	$14,316	22,969	3,492	509	293,456	$334,742

Secured notes payable	$0	12,103	0	0	69,470	$81,573
Other liabilities	2	196	0	0	27,326	27,524
Capital - FRP	7,500	5,335	3,492	509	153,996	170,832
Capital - Third Parties	6,814	5,335	0	0	42,664	54,813
Total Liabilities and Capital	$14,316	22,969	3,492	509	293,456	$334,742

The Company’s capital recorded by the unconsolidated Joint Ventures is $9,289,000 more than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due to the lower basis in property contributed.

The amount of consolidated retained earnings for these joint ventures was $(4,595,000) and $(4,127,000) as of March 31, 2020 and December 31, 2019 respectively.

(12) Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. The results of operations associated with discontinued operations for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

Three months
ended
March 31, 2019

Lease revenue	$238

Cost of operations:
Depreciation, depletion and amortization	29
Operating expenses	95
Property taxes	20
Management company indirect	—
Corporate expenses	—
Total cost of operations	144

Total operating profit	94

Interest expense	—
Gain on sale of buildings	23

Income before income taxes	117
Provision for income taxes	31

Income from discontinued operations	$86

Earnings per common share:
Income from discontinued operations-
Basic	0.01
Diluted	0.01

(13) Subsequent Event.

The COVID-19 pandemic is having an extraordinary impact on the world economy and the markets in which we operate. While we recognize the importance of social distancing, stay at home and telework measures to protect human health, these measures will adversely affect our retail tenants, particularly our retail tenants, as long as they remain in place.  We are negotiating with our retail tenants on rent abatements and cash flow adjustments that will adversely affect our NOI.

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

Asset Management Segment.

The Asset Management segment owns, leases and manages commercial properties.  These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team.

As of March 31, 2020, the Asset Management Segment owned four commercial properties as follows:

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

3) Cranberry Office Park consists of five office buildings totaling 268,010 square feet which are 54.0% occupied at March 31, 2020.

4) 1801 62nd Street consists of 94,350 square feet and was completed in the second quarter of 2019. The building was 98.7% occupied at March 31, 2020.

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment.  Our mining properties had estimated remaining reserves of 516 million tons as of December 31, 2019 after a total of 8.1 million tons were consumed in 2019.

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

Additionally, these locations provide us with opportunities for valuable “second lives” for these assets through proper land planning and entitlement.

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

At March 31, 2020 this segment owned the following future development parcels:

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Phase II contributed to JV and under construction.	$6,063,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$8,434,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5-year renewal option.	$7,969,000
Total	77.5		$22,466,000

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

SQUARE 664E, WASHINGTON, DC: This property sits on the Anacostia River at the base of South Capitol Street in an area known as Buzzard Point, less than half a mile down river from our RiverFront on the Anacostia property. The Square 664E property is approximately two acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five years. In July 2018, Audi Field, the home of the DC United professional soccer club, opened its doors to patrons in Buzzard Point. The 20,000 seat stadium hosts 17 home games each year in addition to other outdoor events. The stadium is separated from our property by 1800 Half Street, the property acquired in a joint venture between the Company and MRP in December 2019.

The third leg of our Development Segment consists of investments in joint venture for properties in development as described below:

Development Segment - Investments in Joint Ventures (in thousands):

	As of March 31, 2020					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$99,680	110,573	46,472	17,844	5,208	$279,777
Cash and cash equivalents	535	161	1,741	21,974	35,339	59,750
Unrealized rents & receivables	76	177	538	0	0	791
Deferred costs	24	14	457	0	138	633
Total Assets	$100,315	110,925	49,208	39,818	40,685	$340,951

Secured notes payable	$50,503	15,383	29,257	0	0	$95,143
Other liabilities	6,908	17,540	335	903	771	26,457
Capital - FRP	37,339	57,848	5,228	37,440	15,987	153,842
Capital - Third Parties	5,565	20,154	14,388	1,475	23,927	65,509
Total Liabilities and Capital	$100,315	110,925	49,208	39,818	40,685	$340,951

	As of March 31, 2020
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,291	22,311	3,741	876	279,777	$320,996
Cash and cash equivalents	41	20	0	0	59,750	59,811
Unrealized rents & receivables	0	225	0	0	791	1,016
Deferred costs	3	262	0	0	633	898
Total Assets	$14,335	22,818	3,741	876	340,951	$382,721

Secured notes payable	$0	12,161	0	0	95,143	$107,304
Other liabilities	47	117	0	0	26,457	26,621
Capital - FRP	7,486	5,270	3,741	876	153,842	171,215
Capital - Third Parties	6,802	5,270	0	0	65,509	77,581
Total Liabilities and Capital	$14,335	22,818	3,741	876	340,951	$382,721

Brooksville Quarry, LLC.. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the year ended March 31, 2020 includes a loss of $12,000 representing the Company’s portion of the loss of this joint venture (not including FRP’s royalty revenues).

BC Realty, LLC (Windlass Run). In March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and projected to stabilize in the fourth quarter of 2020. The start of subsequent phases will follow with the final phase commencing in the 4th quarter of 2024. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at March 31, 2020 was $12,110,000. Shell building construction of the two office buildings and two retail buildings in the first phase of our joint venture with St. John Properties was completed in December 2018.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. Phase II on the Anacostia known as The Maren is a 250,000-square-foot mixed-use development which supports 264 residential units and 6,900 SF of retail. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to the formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through December 31, 2019. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. Construction began in April 2018, with substantial completion in March 2020, and stabilization (meaning 90% of the individual apartments are leased and occupied by third party tenants) in late 2021.

Bryant Street Partnerships: On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 86,042 SF of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in joint ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over LIBOR. The loan matures March 13, 2023 with up to two extensions of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.1 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee the Company will have a gain for $1.9 million when the loan is paid in full. Borrower may prepay a portion of the unpaid principal to satisfy such tests. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally. Construction began in February 2019, with substantial completion estimated in 3rd quarter 2021, and stabilization (meaning 88% of the individual apartments and retail are leased and occupied by third party tenants) in late 2022.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale. Entitlements for the development of the property are complete, a homebuilder is under contract to purchase all of the 126 recorded building lots, and settlement is expected in the second quarter of 2020.

Amber Ridge. On June 26, 2019 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Prince Georges County, Maryland known as “Amber Ridge.” We have committed up to $18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. This project will hold 187 single-family town homes. We are currently pursuing entitlements and have two homebuilders under contract to purchase all of the 187 units upon completion of infrastructure development.

1800 Half Street. On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $37.3 million. The land will be acquired in two pieces over first half of 2020 and the construction loan is expected to close in the second quarter of 2020. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all major decisions are shared equally.

Greenville Partnerships. On December 23, 2019 the Company and Woodfield Development formed a joint venture to develop a mixed-use project in Greenville SC known as ..408 Jackson located across the street from Greenville’s minor league baseball stadium. The project will hold 227 multifamily units and 4,700 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $9.7 million in exchange for a 40% common equity in the joint venture. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period. Woodfield personally guaranteed the loan and will be managing the projects day to day operations. Major decisions for the entity must be made unanimously between both members.

On December 23, 2019 the Company and Woodfield formed a joint venture to develop a 200-unit multifamily apartment project located at 1430 Hampton Avenue, Greenville, SC. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed $6.2 million in exchange for a 40% common equity in the joint venture. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period. Woodfield personally guaranteed the loan and will be managing the projects day to day operations. Major decisions for the entity must be made unanimously between both members.

Stabilized Joint Venture Segment.

Currently the segment includes two stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities, marketing and our management.

Dock 79. This first phase of our RiverFront on The Anacostia project is a joint venture owned by the Company (66%) and our partner, MRP Realty (34%) and is a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. For financial reporting purposes the Company consolidates this venture as it is considered the primary beneficiary of the Variable Interest Entity. As of March 31, 2020, the residential units were 93.44% occupied and 92.13% leased, while retail units are 76% leased with just one space remaining.

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

Comparative Results of Operations for the Three months ended March 31, 2020 and 2019

Consolidated Results

(dollars in thousands)	Three Months Ended March 31,
2020		2019	Change	%
Revenues:
Lease Revenue	$3,598	$3,485	$113	3.2%
Mining lands lease revenue	2,185	2,229	(44)	-2.0%
Total Revenues	5,783	5,714	69	1.2%

Cost of operations:
Depreciation/Depletion/Amortization	1,468	1,487	(19)	-1.3%
Operating Expenses	925	882	43	4.9%
Property Taxes	737	753	(16)	-2.1%
Management company indirect	672	592	80	13.5%
Corporate Expense	1,187	645	542	84.0%
Total cost of operations	4,989	4,359	630	14.5%

Total operating profit	794	1,355	(561)	-41.4%

Net investment income, including realized gains
of $108 and $119	1,991	1,810	181	10.0%
Interest Expense	(51)	(588)	537	-91.3%
Equity in loss of joint ventures	(642)	(264)	(378)	143.2%
Gain on sale of real estate	8	—	8	0.0%

Income before income taxes	2,100	2,313	(213)	-9.2%
Provision for income taxes	601	672	(71)	-10.6%
Income from continuing operations	1,499	1,641	(142)	-8.7%

Income from discontinued operations, net	—	86	(86)	-100.0%

Net income	1,499	1,727	(228)	-13.2%
Loss attributable to noncontrolling interest	(119)	(171)	52	-30.4%
Net income attributable to the Company	$1,618	$1,898	$(280)	-14.8%

Net income for the first quarter of 2020 was $1,618,000 or $.15 per share versus $1,898,000 or $.19 per share in the same period last year. The first quarter of 2020 was impacted by the following items:

  Corporate expense stock compensation of $601,000 compared to $29,000 in the same period last year due the timing of stock grants and a change from grants of stock options previously.
  Interest income increased $181,000 as we have increased investments in joint ventures offset by lower amounts invested in bonds and lower bond yields.
  Loss on joint ventures increased $378,000 primarily due to our share of the Bryant Street preferred interest, $118,000 amortization of guarantee liability related to the Bryant Street loan, $183,000 operating loss at the Maren due to pre-leasing efforts, partially offset by interest income generated in our opportunity zone investments prior to the funds being deployed.

Income from discontinued operations for the first quarter of 2019 was $86,000 or $.01 per share. The first quarter of 2019 included a $119,000 realized gain on the sale of bonds.

Asset Management Segment Results

	Three months ended March 31
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$652	100.0%	641	100.0%	11	1.7%

Depreciation, depletion and amortization	192	29.5%	177	27.6%	15	8.5%
Operating expenses	97	14.9%	209	32.6%	(112)	-53.6%
Property taxes	72	11.0%	56	8.8%	16	28.6%
Management company indirect	114	17.5%	102	15.9%	12	11.8%
Corporate expense	308	47.2%	163	25.4%	145	89.0%

Cost of operations	783	120.1%	707	110.3%	76	10.7%

Operating profit	$(131)	-20.1%	(66)	-10.3%	(65)	98.5%

Most of the Asset Management Segment was reclassified to discontinued operations leaving two commercial properties as well as Cranberry Run, which we purchased in the first quarter of 2019, and 1801 62nd Street which joined this segment on April 1 of 2019. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 54% leased and occupied, up from 26.1% at year end. 1801 62nd Street is our most recent spec building in Hollander Business Park and is our first warehouse with a 32-foot clear-height ceiling. We completed construction on this building in 2019 and it is now 100% leased and occupied. Total revenues in this segment were $652,000, up $11,000 or 1.7%, over the same period last year. Operating loss was $131,000, down $65,000 from an operating loss of $66,000 in the same quarter last year due to higher allocation of corporate expenses.

Mining Royalty Lands Segment Results

	Three months ended March 31
(dollars in thousands)	2020	%	2019	%	Change	%

Mining lands lease revenue	$2,185	100.0%	2,229	100.0%	(44)	(2.0)%

Depreciation, depletion and amortization	38	1.8%	52	2.3%	(14)	-26.9%
Operating expenses	13	0.6%	16	0.7%	(3)	-18.8%
Property taxes	67	3.1%	68	3.1%	(1)	-1.5%
Management company indirect	66	3.0%	49	2.2%	17	34.7%
Corporate expense	97	4.4%	43	1.9%	54	125.6%

Cost of operations	281	12.9%	228	10.2%	53	23.2%

Operating profit	$1,904	87.1%	2,001	89.8%	(97)	-4.8%

Total revenues in this segment were $2,185,000 versus $2,229,000 in the same period last year. Total operating profit in this segment was $1,904,000, a decrease of $97,000 versus $2,001,000 in the same period last year. The primary reason for this decrease is that we are no longer receiving double minimums at our Lake Louisa property, because our tenant, Cemex, received its final permit to begin mining the property in July 2019.

Development Segment Results

	Three months ended March 31
(dollars in thousands)	2020	2019	Change

Lease revenue	$293	269	24

Depreciation, depletion and amortization	54	58	(4)
Operating expenses	209	46	163
Property taxes	359	323	36
Management company indirect	445	395	50
Corporate expense	712	399	313

Cost of operations	1,779	1,221	558

Operating loss	$(1,486)	(952)	(534)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

  PUD entitlements for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook,” are ongoing. In February of this year, Hampstead Overlook received Concept Plan approval from the Town of Hampstead for 164 single and 91 town home residential units.
  We finished shell building construction in December 2018 on the two office buildings in the first phase of our joint venture with St. John Properties.  Shell building construction of the two retail buildings was completed in January 2019. We are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space. At quarter end, Phase I was 44% leased and occupied.
28

  We are the principal capital source of a residential development venture in Baltimore County, Maryland known as “Hyde Park.”  We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Entitlements for the development of the property are complete, a homebuilder is under contract to purchase all of the 126 recorded building lots, and settlement is expected in the second quarter of 2020.
  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.”  We have committed up to $18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Amber Ridge will hold 187 town homes.  We are currently pursuing entitlements and have two homebuilders under contract to purchase all 187 units upon completion of development infrastructure.
  In April 2018, we began construction on Phase II of our RiverFront on the Anacostia project, now known as “The Maren.”  The 14-story project will have 264 units and 6,450 square feet of ground floor retail.  At the end of the quarter the project was 95% complete, leasing commenced, and the first units of the building are occupied.
  In December 2018, the Company entered into a joint venture agreement with MidAtlantic Realty Partners (MRP) for the development of the first phase of a multifamily, mixed-use development in northeast Washington, DC known as “Bryant Street.”  The project is comprised of four buildings, with 487 units and 85,930 square feet of retail.  FRP contributed $32 million for common equity and another $23 million for preferred equity to the joint venture.  Construction began in February 2019 and as of the end of the quarter was 53% complete.  The project is currently on time, within budget, and expected to be complete in the fourth quarter of 2021, with the first of the four buildings delivering in the fourth quarter of 2020.  This project is located in an opportunity zone and has allowed us to defer $14.9 million in taxes associated with last year’s asset sale.
  In December 2019, the Company entered into a joint venture agreement with MRP for the development of a mixed-use project known as “1800 Half Street.” The development is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia, currently under lease by Vulcan, and Audi Field, the home stadium of the DC United. The 10-story structure will have 344 apartments and 11,246 square feet of ground floor retail. FRP contributed $37.3 million in common equity. The project is a qualified opportunity zone investment and will defer just over $10 million in taxes associated with last year’s asset sale. Construction is anticipated to be begin in second quarter of this year.
  In December 2019, the company entered into two joint ventures in Greenville, SC with a new partner, Woodfield Development. Woodfield specializes in Class-A multi-family, mixed use developments primarily in the Carolinas and DC. Our first joint venture with them is a 200-unit multifamily project known as “Riverside.” FRP contributed $6.2 million in common equity for a 40% ownership interest. Construction began this quarter and should be complete in the third quarter of 2021. The second joint venture in Greenville with Woodfield is a 227-unit multifamily development known as “.408 Jackson.” It will have 4,700 square feet of retail and is located across the street from Greenville’s minor league baseball stadium. FRP contributed $9.7 million in common equity for a 40% ownership interest. Construction is set to begin in the second quarter of 2020 and should be complete in the second quarter of 2022. Both projects are qualified opportunity investments and will defer a combined $4.3 million in taxes.

Stabilized Joint Venture Segment Results

	Three months ended March 31
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$2,653	100.0%	2,575	100.0%	78	3.0%

Depreciation, depletion and amortization	1,184	44.6%	1,200	46.6%	(16)	-1.3%
Operating expenses	606	22.9%	611	23.7%	(5)	-0.8%
Property taxes	239	9.0%	306	11.9%	(67)	-21.9%
Management company indirect	47	1.8%	46	1.8%	1	2.2%
Corporate expense	70	2.6%	40	1.6%	30	75.0%

Cost of operations	2,146	80.9%	2,203	85.6%	(57)	-2.6%

Operating profit	$507	19.1%	372	14.4%	135	36.3%

Dock 79’s average occupancy for the quarter was 93.52%, and at the end of the quarter, Dock 79 was 92.13% leased and 93.44% occupied. This quarter, 54.24% of expiring leases renewed with an average increase in rent on those renewals of 1.46%. Net Operating Income this quarter for this segment was $1,812,000, up $182,000 or 11.17% compared to the same quarter last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit garden-style apartment community known as Hickory Creek consisting of 19 three-story apartment buildings containing 273,940 rentable square feet.  Hickory Creek was constructed in 1984 and substantially renovated in 2016 and is located in Henrico County, Virginia. The Company is 26.649% beneficial owner and receives monthly distributions. First quarter distributions were $83,000. The project is a qualified 1031 like-kind exchange investment and will defer $790,000 in taxes associated with the sales of 7030 Dorsey Road and 1502 Quarry Drive.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2020, we had $11,375,000 of cash and cash equivalents along with $148,667,000 of investments available for sale. As of March 31, 2020, we had no debt borrowed under our $20 million Wells Fargo revolver, $411,000 outstanding under letters of credit and $19,589,000 available to borrow under the revolver. In November 2017, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended March 31,
	2020	2019
Total cash provided by (used for):
Operating activities	$3,983	3,250
Investing activities	(15,488)	5,813
Financing activities	(3,727)	(1,969)
Increase (decrease) in cash and cash equivalents	$(15,232)	7,094

Outstanding debt at the beginning of the period	$88,925	88,789
Outstanding debt at the end of the period	$88,959	88,823

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2020 was $3,983,000 versus $3,250,000 in the same period last year. Net cash provided by operating activities of discontinued operations for the three months ended March 31, 2019 was $150,000.

Investing Activities - Net cash used in investing activities for the three months ended March 31, 2020 was $15,488,000 versus cash provided by investing activities of $5,813,000 in the same period last year. Net cash used in investing activities was higher due primarily to the purchase of investments available for sale offset by the proceeds on the sale of investments available for sale offset, while the prior year included the acquisition of Cranberry Business Park, and the preferred equity contribution to the RiverFront Holdings II joint venture.

At March 31, 2020 the Company was invested in 68 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized loss on these bonds of $331,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $108,000 in its net investment income related to bonds that were sold first quarter 2020.

Financing Activities – Net cash used in investing activities was $3,727,000 versus $1,969,000 in the same period last year due primarily due to the increased purchase of company stock in the three months ended March 31, 2020.

Credit Facilities - On February 6, 2019 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility (“Revolver”) with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2020, these covenants would have limited our ability to pay dividends to a maximum of $219 million combined.

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

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. As of March 31, 2020, $7,518,000 was authorized for future repurchases of common stock. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its capital expenditures for the remainder of 2020 to include approximately $38.6 million for real estate development including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic is having an extraordinary impact on the world economy and the markets in which we operate. As an essential business, we have continued to operate throughout the pandemic in accordance with White House guidance and orders issued by state and local authorities. We have implemented social distancing and other measures to protect the health of our employees and customers. While we recognize the importance of social distancing, stay at home and telework measures to protect human health, these measures will adversely affect our retail tenants as long as they remain in place.  We are negotiating with our retail tenants on rent abatements and cash flow adjustments that will adversely affect our NOI. During this period, we will continue to fulfill our duty to operate while managing our business in a prudent fashion.

Summary and Outlook. As important as these first quarter numbers are, what weighs heaviest on the mind of management and no doubt our shareholders is the economic fallout of the novel corona virus. Asset Management has been somewhat insulated. Industrial in general has responded well to this situation, and though this environment may prolong the time it takes to fill our vacancies, almost all of the tenants we have are paying rent and we have no reason at this time to believe the situation will change. We have two office tenants who have been affected and will have trouble paying rent, and we are in the process of coming up with a solution that accommodates their difficulties, doesn’t require us to go out and find new tenants, but still compensates us for the lost rent when we emerge from this situation. The Development Segment was an initial cause for concern when it seemed likely for a time that construction might be halted by the local governments where our projects were located. Thankfully, that was not the case. Construction has been allowed to continue in Washington, DC and South Carolina, and so development remains ongoing at Bryant St and our two properties in Greenville, SC. We have been signing leases for the Maren since March and had our first tenants move in March 23, 2020. The building is 17.42% leased and 4.17% occupied as of April 27, 2020 and we expect construction to be complete before the end of the second quarter. On a positive note, we were able to close on the sale of our remaining lots at Lakeside Business Park on April 3, 2020 for $3.75 million.

The first quarter numbers for the Mining Royalties segment were strong and were it not for the fact that we are no longer receiving double minimums from Cemex in Lake Louisa, they would have been the same or better than first quarter 2019—which is to say, on pace to match our best year ever. Mining is considered an essential business and so tenants are still operating on our properties. It is improbable that home construction and demand has been anything but adversely affected during the last few weeks. However, the decrease in road traffic due to people working from home has allowed states and municipalities to push forward their timeline for transportation infrastructure projects. We have not seen any second quarter numbers, and it is beyond our ability to anticipate the consequences, seen and unforeseen, that shutting down the economy has had on the construction materials business. It is our hope that the bump in local infrastructure projects as well as the backlog of jobs created by the sustained period of labor shortage until recently will be enough to sustain the aggregates business until things return to normal.

Dock 79 has been a cause for concern since the onset this pandemic. Our team is doing its utmost to ensure the safety of our tenants. However, our restaurant tenants have been hit hard by this as only one of the three restaurants has been able to remain open for takeout. We are working on a way to allow them to suspend rent payments during the shutdown, without forgoing the ability to recoup them at a later date. On the residential side, the district has suspended property owners from raising rents effective back to March 11. Prior to the order, we expected to renew 19 of our 22 expiring leases in April with another two tenants going month-to-month. Since those renewals included rent increases, we will have to amend the terms of the leases but the renewal rate for April should be unaffected. Dock 79 was 90.8% leased and 92.8% occupied as of April 27, 2020. Given the current level of economic uncertainty, we plan to continue to renew tenants to traditional lease terms rather than go month-to-month until the order is lifted, preferring the safety of keeping tenants in place to chasing future rents. Until the rent freeze is lifted, this negates our ability to grow rents and will dampen rent growth for 2020.

Our country and the world face a challenging situation. The economic cost and loss of life is staggering. Very few companies will make it through this unscathed, and we are no exception. However, our balance sheet and liquidity have positioned us to sustain it better than a lot of businesses. The fallout from this horrible situation may provide us with investment opportunities as asset prices drop, but our primary concern as a business is that we are able to protect the assets and projects we already have. We have continued to put money back into the company in the form of share buybacks. During the first quarter of 2020, the Company repurchased 82,491 shares at an average cost of $41.47 per share.

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

Net Operating Income Reconciliation
Three months ended 03/31/20 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	(90)	(954)	370	1,380	793	1,499
Income Tax Allocation	(33)	(354)	182	512	294	601
Income (loss) from continuing operations before income taxes	(123)	(1,308)	552	1,892	1,087	2,100

Less:
Equity in profit of Joint Ventures	—	—	83	—	—	83
Gains on sale of buildings	8	—	—	—	—	8
Unrealized rents	110	—	—	61	—	171
Interest income	—	891	—	—	1,100	1,991
Plus:
Unrealized rents	—	—	4	—	—	4
Equity in loss of Joint Venture	—	713	—	12	—	725
Interest Expense	—	—	38	—	13	51
Depreciation/Amortization	192	54	1,184	38	—	1,468
Management Co. Indirect	114	445	47	66	—	672
Allocated Corporate Expenses	308	712	70	97	—	1,187

Net Operating Income (loss)	373	(275)	1,812	2,044	—	3,954

Net Operating Income Reconciliation
Three months ended 03/31/19 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	(48)	(716)	(196)	1,452	1,149	1,641
Income Tax Allocation	(18)	(266)	(9)	539	426	672
Income (loss) from continuing operations before income taxes	(66)	(982)	(205)	1,991	1,575	2,313

Less:
Unrealized rents	3	—	28	—	—	31
Interest income	—	224	—	—	1,586	1,810
Plus:
Unrealized rents	—	—	—	122	—	122
Equity in loss of Joint Venture	—	254	—	10	—	264
Interest Expense	—	—	577	—	11	588
Depreciation/Amortization	177	58	1,200	52	—	1,487
Management Co. Indirect	102	395	46	49	—	592
Allocated Corporate Expenses	163	399	40	43	—	645

Net Operating Income	373	(100)	1,630	2,267	—	4,170

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at March 31, 2020 was LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at March 31, 2020, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of March 31, 2020, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factor set forth below is in addition to the risk factors discussed under Part I, Item 1A (Risk Factors) of the Company’s most recent annual report on Form 10-K.

The current pandemic of the novel coronavirus COVID-19 could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, the novel coronavirus (COVID-19) pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity, contributed to significant volatility and negative pressure in financial markets and increased economic uncertainty. In response to the pandemic, many states and cities in which we own properties have instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. In response to these restrictions and to protect employee safety, many of our employees are working remotely.

As a result, the COVID-19 pandemic is negatively impacting many industries, especially the commercial real estate business which has mixed use tenants including apartment dwellers, small businesses and restaurants. The significance, extent and duration of the impacts of the COVID-19 pandemic remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity and spread of the virus, the period of time during which mandated social distancing or other mitigation measures remain in place, the timetable for developing effective treatments and a vaccine and the trajectory of the economic recovery.

At this time, the Company anticipates that the pandemic could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	Our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, from tenants of the Asset Management and Stabilized Joint Ventures segments;

●	Our ability to renew leases on favorable terms with tenants of the Asset Management and Stabilized Joint Ventures segments;

●	A decline in royalties collected by our Mining Royalties section in the event that the pandemic results in a decline in construction activity;

●	Our ability to complete pending and planned construction projects in a timely manner due to restrictions imposed on construction activities, delays in the permitting process or delays in the supply of materials or labor necessary for construction.

●	Difficulty in obtaining debt financing for our development projects on favorable terms or an inability to comply with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness;

●	Any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions;

●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	324	$49.86	324	$10,923,000

February 1
Through
February 29	15,246	$48.65	15,246	$10,181,000

March 1
Through
March 31	66,921	$39.79	66,921	$7,518,000

Total	82,491	$41.47	82,491

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: May 14, 2020	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
37

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

