Form 10-Q
period 2020-06-30
FRP HOLDINGS, INC.
filed 2020-08-14
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $.10 par value per share	9,548,308 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30	December 31
Assets:	2020	2019
Real estate investments at cost:
Land	$81,679	84,383
Buildings and improvements	147,819	147,019
Projects under construction	888	1,056
Total investments in properties	230,386	232,458
Less accumulated depreciation and depletion	32,634	30,271
Net investments in properties	197,752	202,187

Real estate held for investment, at cost	8,788	8,380
Investments in joint ventures	159,779	160,452
Net real estate investments	366,319	371,019

Cash and cash equivalents	30,742	26,607
Cash held in escrow	3,739	186
Accounts receivable, net	1,323	546
Investments available for sale at fair value	130,058	137,867
Unrealized rents	657	554
Deferred costs	791	890
Other assets	488	479
Total assets	$534,117	538,148

Liabilities:
Secured notes payable	$88,993	88,925
Accounts payable and accrued liabilities	2,155	2,431
Other liabilities	1,886	1,978
Deferred revenue	627	790
Federal and state income taxes payable	2,651	504
Deferred income taxes	50,212	50,111
Deferred compensation	1,430	1,436
Tenant security deposits	362	328
Total liabilities	148,316	146,503

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,563,144 and 9,817,429 shares issued and outstanding, respectively	956	982
Capital in excess of par value	57,107	57,705
Retained earnings	310,486	315,278
Accumulated other comprehensive income, net	1,194	923
Total shareholders’ equity	369,743	374,888
Noncontrolling interest MRP	16,058	16,757
Total equity	385,801	391,645
Total liabilities and shareholders’ equity	$534,117	538,148

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Revenues:
Lease revenue	$3,447	3,730	7,045	7,215
Mining lands lease revenue	2,402	2,633	4,587	4,862
Total Revenues	5,849	6,363	11,632	12,077

Cost of operations:
Depreciation, depletion and amortization	1,500	1,472	2,968	2,959
Operating expenses	781	910	1,706	1,792
Property taxes	646	713	1,383	1,466
Management company indirect	692	610	1,364	1,202
Corporate expenses	1,026	551	2,213	1,196
Total cost of operations	4,645	4,256	9,634	8,615

Total operating profit	1,204	2,107	1,998	3,462

Net investment income, including realized gains of $134, $328, $242 and $447, respectively	2,110	1,984	4,101	3,794
Interest expense	(45)	(272)	(96)	(860)
Equity in loss of joint ventures	(1,343)	(272)	(1,985)	(536)
Gain on sale of real estate	3,589	536	3,597	536

Income from continuing operations before income taxes	5,515	4,083	7,615	6,396
Provision for income taxes	1,538	1,131	2,139	1,803
Income from continuing operations	3,977	2,952	5,476	4,593

Income from discontinued operations, net	—	6,776	—	6,862

Net income	3,977	9,728	5,476	11,455
Loss attributable to noncontrolling interest	(172)	(97)	(291)	(268)
Net income attributable to the Company	$4,149	9,825	5,767	11,723

Earnings per common share:
Income from continuing operations-
Basic	$0.41	0.30	0.56	0.46
Diluted	$0.41	0.30	0.56	0.46
Discontinued operations-
Basic	$—	0.68	—	0.69
Diluted	$—	0.68	—	0.69
Net income attributable to the Company-
Basic	$0.43	0.99	0.59	1.18
Diluted	$0.43	0.99	0.59	1.17

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,620	9,915	9,712	9,933
-diluted earnings per common share	9,649	9,960	9,744	9,978

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Net income	$3,977	9,728	5,476	11,455
Other comprehensive income net of tax:
Unrealized gain on investments available for
sale, net of income tax effect of $518, $129, $101 and $708	1,397	351	271	1,911
Comprehensive income	$5,374	10,079	5,747	13,366

Less comp. income attributable to
Noncontrolling interest	$(172)	(97)	(291)	(268)

Comprehensive income attributable to the Company	$5,546	10,176	6,038	13,634

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands) (Unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$5,476	11,455
Adjustments to reconcile net income to
net cash provided by continuing operating activities:
Income from discontinued operations, net	—	(6,862)
Deferred income taxes	101	22,458
Depreciation, depletion and amortization	3,084	3,082
Equity in loss of joint ventures	1,985	536
Gain on sale of equipment and property	(3,611)	(531)
Stock-based compensation	1,171	57
Realized gain on available for sale investments	(242)	(447)
Net changes in operating assets and liabilities:
Accounts receivable	(777)	(219)
Deferred costs and other assets	28	(1,092)
Accounts payable and accrued liabilities	(439)	(670)
Income taxes payable and receivable	2,147	(17,352)
Other long-term liabilities	187	187
Net cash provided by operating activities of continuing operations	9,110	10,602
Net cash used in operating activities of discontinued operations	—	(2,441)
Net cash provided by operating activities	9,110	8,161

Cash flows from investing activities:
Investments in properties	(1,167)	(8,176)
Investments in joint ventures	(1,315)	(6,592)
Purchases of investments available for sale	(24,748)	(33,846)
Proceeds from sales of investments available for sale	32,703	79,937
Proceeds from the sale of assets	5,867	8,153
Cash held in escrow	(3,553)	(19,864)
Net cash provided by investing activities of continuing operations	7,787	19,612
Net cash provided by investing activities of discontinued operations	—	11,526
Net cash provided by investing activities	7,787	31,138

Cash flows from financing activities:
Distribution to noncontrolling interest	(408)	(510)
Repurchase of company stock	(12,354)	(5,312)
Exercise of employee stock options	—	145
Net cash used in financing activities of continuing operations	(12,762)	(5,677)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(12,762)	(5,677)

Net increase in cash and cash equivalents	4,135	33,622
Cash and cash equivalents at beginning of year	26,607	22,547
Cash and cash equivalents at end of the period	$30,742	56,169

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands, except share amounts)

					Accumu-
					lated
					Other
					Compre-	Total
			Capital in		hensive	Share	Non-
	Common Stock		Excess of	Retained	Income, net	Holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	of tax	Equity	Interest	Equity
Balance at December 31, 2019	9,817,429	$982	$57,705	$315,278	$923	$374,888	$16,757	$391,645

Exercise of stock options
Stock option grant compensation			47			47		47
Restricted stock compensation			94			94		94
Shares granted to Employees	11,448	1	529			530		530
Shares granted to Directors	12,050	1	499			500		500
Restricted stock award	20,520	2	(2)			—		—
Shares purchased and cancelled	(298,303)	(30)	(1,765)	(10,559)		(12,354)		(12,354)
Net income				5,767		5,767	(291)	5,476
Distributions to partners							(408)	(408)
Unrealized gain on investment, net					271	271		271

Balance at June 30, 2020	9,563,144	$956	$57,107	$310,486	$1,194	$369,743	$16,058	$385,801

Balance at December 31, 2018	9,969,174	$997	$58,004	$306,307	$(701)	$364,607	$18,648	$383,255

Exercise of stock options	4,804		145			145		145
Stock option compensation			57			57		57
Shares purchased and cancelled	(110,527)	(11)	(644)	(4,657)		(5,312)		(5,312)
Net income				11,723		11,723	(268)	11,455
Distributions to partners							(510)	(510)
Unrealized gain on investment, net					1,911	1,911		1,911

Balance at June 30, 2019	9,863,451	$986	$57,562	$313,373	$1,210	$373,131	$17,870	$391,001

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. This resulted in the disposition of all of the Company’s industrial flex/office warehouse properties prior to the sale date and constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented. The Asset Management segment currently contains four commercial properties.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2019.

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

Our Mining Royalty Lands segment owns several properties comprising approximately 13,400 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.

Through our Development segment, we own and are continuously assessing for their highest and best use for several parcels of land that are in various stages of development.  Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will form joint ventures on new developments of land not previously owned by the Company.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Asset management	$716	662	1,368	1,303
Mining royalty lands	2,402	2,633	4,587	4,862
Development	279	316	572	585
Stabilized Joint Venture	2,452	2,752	5,105	5,327
	5,849	6,363	11,632	12,077

Operating profit (loss):
Before corporate expenses:
Asset management	$323	128	500	225
Mining royalty lands	2,194	2,458	4,195	4,502
Development	(703)	(565)	(1,477)	(1,118)
Stabilized Joint Venture	416	637	993	1,049
Operating profit before corporate expenses	2,230	2,658	4,211	4,658
Corporate expenses:
Allocated to asset management	(265)	(139)	(573)	(302)
Allocated to mining royalty lands	(84)	(36)	(181)	(79)
Allocated to development	(617)	(341)	(1,329)	(740)
Allocated to stabilized joint venture	(60)	(35)	(130)	(75)
Total corporate expenses	(1,026)	(551)	(2,213)	(1,196)
	$1,204	2,107	1,998	3,462

Interest expense	$45	272	96	860

Depreciation, depletion and amortization:
Asset management	$200	196	392	373
Mining royalty lands	62	42	100	94
Development	53	49	107	107
Stabilized Joint Venture	1,185	1,185	2,369	2,385
	$1,500	1,472	2,968	2,959
Capital expenditures:
Asset management	$341	1,352	554	7,818
Mining royalty lands	—	—	—	—
Development	320	(122)	617	248
Stabilized Joint Venture	19	227	(4)	110
	$680	1,457	1,167	8,176

	June 30,	December 31,
Identifiable net assets	2020	2019

Asset management	$18,813	18,468
Mining royalty lands	37,911	38,409
Development	173,334	179,357
Stabilized Joint Venture	131,652	133,956
Investments available for sale at fair value	130,058	137,867
Cash items	34,481	26,793
Unallocated corporate assets	7,868	3,298
	$534,117	538,148

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $290,000 and $328,000 for the three months ended June 30, 2020 and 2019 and $580,000 and $629,000 for the six months ended June 30, 2020 and 2019, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

Long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
Riverfront permanent loan	$88,993	88,925
Less portion due within one year	—	—
	$88,993	88,925

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of June 30, 2020, there was no debt outstanding on this revolver, $411,000 outstanding under letters of credit and $19,589,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 1.17825% on June 30, 2020. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2020, these covenants would have limited our ability to pay dividends to a maximum of $219 million combined. The Company was in compliance with all covenants as of June 30, 2020.

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

Debt cost amortization of $34,000 and $68,000 was recorded during the three and six months ended June 30, 2020, respectively. During the three months ended June 30, 2020 and June 30, 2019 the Company capitalized interest costs of $940,000 and $705,000, respectively. During the six months ended June 30, 2020 and June 30, 2019 the Company capitalized interest costs of $1,875,000 and $1,090,000, respectively.

(6) Earnings per Share.

The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,620	9,915	9,712	9,933

Common shares issuable under
share based payment plans
which are potentially dilutive	29	45	32	45

Common shares used for diluted
earnings per common share	9,649	9,960	9,744	9,978

Income from continuing operations	$3,977	2,952	5,476	4,593
Discontinued operations	$—	6,776	—	6,862
Net income attributable to the Company	$4,149	9,825	5,767	11,723

Basic earnings per common share:
Income from continuing operations	$0.41	0.30	0.56	0.46
Discontinued operations	$—	0.68	—	0.69
Net income attributable to the Company	$0.43	0.99	0.59	1.18

Diluted earnings per common share:
Income from continuing operations	$0.41	0.30	0.56	0.46
Discontinued operations	$—	0.68	—	0.69
Net income attributable to the Company	$0.43	0.99	0.59	1.17

For the three and six months ended June 30, 2020, 2020, 74,065 and 53,545 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2019, 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the first six months the Company repurchased 298,303 shares at an average cost of $41.41.

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

In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 443,820 at June 30, 2020. In March 2020, 11,448 shares of stock were granted to employees rather than stock options as in prior years.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock option grants	$23	28	47	57
Restricted stock awards granted in 2020	47	—	94	—
Employee stock grant	—	—	530	—
Annual director stock award	500	—	500	—
	$570	28	1,171	57

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2020	132,504	$33.82	5.8	$1,631
Granted	—	$—		$—
Exercised	—	$—		$—
Outstanding at June 30, 2020	132,504	$33.82	5.3	$1,631

Exercisable at June 30, 2020	114,189	$32.11	4.8	$1,333
Vested during six months ended
June 30, 2020	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,131,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,148,000 based on the market closing price of $40.58 on June 30, 2020 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2020 was $243,000, which is expected to be recognized over a weighted-average period of 3.3 years.

A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2020	0
Granted	20,520	$46.30		$950
Outstanding at June 30, 2020	20,520	$46.30	3.9	$950

Total compensation cost of restricted stock granted but not yet vested as of June 30, 2020 was $856,000 which is expected to be recognized over a weighted-average period of 3.9 years.

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

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 31.5% of the Company’s consolidated revenues during the six months ended June 30, 2020 and $419,000 of accounts receivable at June 30, 2020.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank.  At times, such amounts may exceed FDIC limits.

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

At June 30, 2020 the Company was invested in 59 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,584,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $242,000 in its net investment income related to bonds that were sold in 2020. The amortized cost of the investments was $128,474,000 and the carrying amount and fair value of such bonds were $130,058,000 as of June 30, 2020.

At June 30, 2020 and 2019, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2020, the carrying amount and fair value of such other long-term debt was $88,993,000 and $95,606,000, respectively. At June 30, 2019, the carrying amount and fair value of such other long-term debt was $88,857,000 and $92,541,000, respectively.

(11) Investments in Joint Ventures.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the six months ended June 30, 2020 includes a loss of $21,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). In 2016, the Company entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for four buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at June 30, 2020 was $12,160,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a partnership to develop Phase II of our RiverFront on the Anacostia project and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the partnership including development costs paid prior to the formation of the partnership and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through June 30, 2019. The Company records interest income for this loan and a loss in equity in ventures for our 80% equity in the partnership. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The loan balance at June 30, 2020 was $60,704,000. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Bryant Street Partnerships. On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over LIBOR. The loan matures March 13, 2023 with up to two extensions of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.10 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. Borrower may prepay a portion of the unpaid principal to satisfy such tests. The loan balance at June 30, 2020 was $38,660,000. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. Entitlements for the development of the property are complete, a homebuilder is under contract to purchase all of the 126 recorded building lots. The first phase of settlement occurred in May 2020, resulting in a $2.67 million principal and interest payment.

DST Hickory Creek. In July 2019, the Company invested $6 million in 1031 proceeds from two sales in 2019 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek Apartments, DST.  The Company is 26.65% beneficial owner and receives monthly distributions. The DST owns a 294-unit garden-style apartment community consisting of 19 three-story apartment buildings containing 273,940 rentable square feet on approximately 20.4 acres of land.  The property was constructed in 1984 and substantially renovated in 2016.  The DST purchased the property in April, 2019 for $45,600,000 with ten-year financing obtained for $29,672,000 at 3.74% with a 30 year amortization period, interest only for five years. The Company’s equity interest in the trust is accounted for under the cost method because we do not have significant influence over the operating and financial policies. Monthly distributions are recorded as equity in gain or loss of joint ventures. Distributions of $168,000 were received in the first six months of 2020.

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

1800 Half Street. On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease to Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $37.3 million. MRP will contribute the remainder of its equity in 2020. The land was acquired in two pieces over first half of 2020. On June 26, 2020 the partnership closed on a construction loan with Truist Bank for up to $74 million at an interest rate of 2.25% over LIBOR. The loan matures June 26, 2024 with one extension of two years requiring a .25% fee, paying principal monthly under a 30-year amortization schedule, and meeting a 9.9% debt yield after the first year. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting because all major decisions are shared equally.

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

Investments in Joint Ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of June 30, 2020
Brooksville Quarry, LLC	50.00%	$7,476	14,310	(42)	(21)
BC FRP Realty, LLC	50.00%	5,286	22,689	(210)	(104)
RiverFront Holdings II, LLC	80.00%	25,484	104,426	(1,326)	(1,409)
Bryant Street Partnerships	61.36%	59,549	133,553	—	(825)
Hyde Park		1,214	1,214	—	—
DST Hickory Creek	26.65%	6,000	48,651	(162)	168
Amber Ridge Loan		1,183	1,183	—	—
1800 Half St. Owner, LLC	61.37%	37,537	39,327	126	126
Greenville/Woodfield Partnerships	40.00%	16,050	43,095	158	80
Total		$159,779	408,448	(1,456)	(1,985)

As of December 31, 2019
Brooksville Quarry, LLC	50.00%	$7,499	14,316	(84)	(42)
BC FRP Realty, LLC	50.00%	5,391	22,969	(1,114)	(591)
RiverFront Holdings II, LLC	80.00%	25,975	88,235	(95)	(871)
Bryant Street Partnerships	61.36%	58,353	96,477	260	(573)
Hyde Park		3,492	3,492	—	—
DST Hickory Creek	26.65%	6,000	49,369	(168)	123
Amber Ridge Loan		509	509	—	—
1800 Half St. Owner, LLC	59.73%	37,314	40,161	—	—
Greenville/Woodfield Partnerships	40.00%	15,919	19,214	—	—
Total		$160,452	334,742	(1,201)	(1,954)

Summarized Financial Information for the Investments in Joint Ventures (in thousands):

	As of June 30, 2020					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$103,602	132,932	46,106	27,603	20,845	$331,088
Cash and cash equivalents	720	512	1,483	8,917	21,878	33,510
Unrealized rents & receivables	78	95	622	0	0	795
Deferred costs	26	14	440	2,807	372	3,659
Total Assets	$104,426	133,553	48,651	39,327	43,095	$369,052

Secured notes payable	$60,252	35,770	29,268	0	0	$125,290
Other liabilities	2,094	19,405	171	392	3,213	25,275
Capital - FRP	36,732	58,224	5,120	37,460	15,953	153,489
Capital - Third Parties	5,348	20,154	14,092	1,475	23,929	64,998
Total Liabilities and Capital	$104,426	133,553	48,651	39,327	43,095	$369,052

	As of June 30, 2020
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,290	22,187	1,214	1,183	331,088	$369,962
Cash and cash equivalents	18	59	0	0	33,510	33,587
Unrealized rents & receivables	0	230	0	0	795	1,025
Deferred costs	2	213	0	0	3,659	3,874
Total Assets	$14,310	22,689	1,214	1,183	369,052	$408,448

Secured notes payable	$0	12,130	0	0	125,290	$137,420
Other liabilities	41	105	0	0	25,275	25,421
Capital - FRP	7,476	5,227	1,214	1,183	153,489	168,589
Capital - Third Parties	6,793	5,227	0	0	64,998	77,018
Total Liabilities and Capital	$14,310	22,689	1,214	1,183	369,052	$408,448

	As of December 31, 2019					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$87,521	95,903	46,685	14,391	1,889	$246,389
Cash and cash equivalents	630	387	1,764	25,770	17,325	45,876
Unrealized rents & receivables	82	158	446	0	0	686
Deferred costs	2	29	474	0	0	505
Total Assets	$88,235	96,477	49,369	40,161	19,214	$293,456

Secured notes payable	$38,564	1,660	29,246	0	0	$69,470
Other liabilities	6,771	17,183	120	1,363	1,889	27,326
Capital - FRP	37,284	57,479	6,000	37,314	15,919	153,996
Capital - Third Parties	5,616	20,155	14,003	1,484	1,406	42,664
Total Liabilities and Capital	$88,235	96,477	49,369	40,161	19,214	$293,456

	As of December 31, 2019
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,293	22,423	3,492	509	246,389	$287,106
Cash and cash equivalents	18	15	0	0	45,876	45,909
Unrealized rents & receivables	0	220	0	0	686	906
Deferred costs	5	311	0	0	505	821
Total Assets	$14,316	22,969	3,492	509	293,456	$334,742

Secured notes payable	$0	12,103	0	0	69,470	$81,573
Other liabilities	2	196	0	0	27,326	27,524
Capital - FRP	7,500	5,335	3,492	509	153,996	170,832
Capital - Third Parties	6,814	5,335	0	0	42,664	54,813
Total Liabilities and Capital	$14,316	22,969	3,492	509	293,456	$334,742

The Company’s capital recorded by the unconsolidated Joint Ventures is $8,809,000 more than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due to the lower basis in property contributed.

The amount of consolidated retained earnings for these joint ventures was $(5,574,000) and $(4,127,000) as of June 30, 2020 and December 31, 2019 respectively.

(12) Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. The results of operations associated with discontinued operations for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019
Lease Revenue	$222	460

Cost of operations:
Depreciation, depletion and amortization	12	41
Operating expenses	139	234
Property taxes	26	46
Management company indirect	—	—
Corporate expenses	—	—
Total cost of operations	177	321

Total operating profit	45	139

Interest expense	—	—
Gain on sale of buildings	9,245	9,268

Income before income taxes	9,290	9,407
Provision for income taxes	2,514	2,545

Income from discontinued operations	$6,776	6,862

Earnings per common share:
Income from discontinued operations-
Basic	$0.68	0.69
Diluted	$0.68	0.69

(13) Subsequent Event.

In July 2020 the Company sold its fully leased building in the Hollander Business Park at 1801 62nd Street for $12.3 million resulting in a gain of $3.8 million before income taxes. The proceeds were placed in a 1031 exchange fund.

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

As of June 30, 2020, the Asset Management Segment owned four commercial properties as follows:

1) 34 Loveton Circle in suburban Baltimore County, Maryland consists of one office building totaling 33,708 square feet which is 95.1% occupied (16% of the space is occupied by the Company for use as our Baltimore headquarters).

2) 155 E. 21st Street in Duval County, Florida was an office building property that remains under lease through March

2026. We permitted the tenant to demolish all structures on the property during 2018.

3) Cranberry Office Park consists of five office buildings totaling 268,010 square feet which are 71.9% occupied at June 30, 2020.

4) 1801 62nd Street consists of 94,350 square feet and was completed in the second quarter of 2019. The building was 100.0% occupied at June 30, 2020. The Company sold this property in July 2020 for $12.3 million. The decision to sell was in keeping with a departure from our previous “develop and hold” business model. The sale resulted in a gain of $3.8 million before taxes and the proceeds were placed in a 1031 exchange fund.

To take advantage of market cycles and attract a wide range of top tier buyers, management focuses on several factors in this segment to facilitate a successful and profitable sale. The major factors we focus on are (1) net operating income growth, (2) growth in occupancy, (3) average annual occupancy rate (defined as the occupied square feet at the end of each month during a fiscal year divided by the number of months to date in that fiscal year as a percentage of the average number of square feet in the portfolio over that same time period), (4) growth of our portfolio (in square feet), (5) tenant retention success rate (as a percentage of total square feet to be renewed), (6) building and refurbishing assets to meet Class A and Class B institutional grade classifications, and (7) reducing complexities and deferred capital expenditures to maximize sale price.

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 13,400 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment.  Our mining properties had estimated remaining reserves of 516 million tons as of December 31, 2019 after a total of 8.1 million tons were consumed in 2019.

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

Additionally, these locations provide us with opportunities for valuable “second lives” for these assets through proper land planning and entitlement.

Significant “2nd life” Mining Lands:

Location	Acreage	Status
Brooksville, Fl	4,280 +/-	Development of Regional of Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,993 +/-	Approval in place for 105, 1 acre, waterfront residential lots after mining completed.
Total	6,273 +/-

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

Development Segment – Warehouse/Office Land.

At June 30, 2020 this segment owned the following future development parcel:

1)	25 acres of horizontally developed land capable of supporting 226,750 square feet of warehouse, office, and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing.	$6,062,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$8,709,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5-year renewal option.	$7,927,000
Total	77.5		$22,698,000

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

SQUARE 664E, WASHINGTON, DC: This property sits on the Anacostia River at the base of South Capitol Street in an area known as Buzzard Point, less than half a mile down river from our RiverFront on the Anacostia property. The Square 664E property is approximately two acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has the option to renew for one additional period of five years. In July 2018, Audi Field, the home of the DC United professional soccer club, opened its doors to patrons in Buzzard Point. Under normal circumstances the 20,000 seat stadium hosts 17 home games each year in addition to other outdoor events. The stadium is separated from our property by 1800 Half Street, the property acquired in a joint venture between the Company and MRP in December 2019.

The third leg of our Development Segment consists of investments in joint venture for properties in development as described below:

Development Segment - Investments in Joint Ventures (in thousands):

	As of June 30, 2020					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$103,602	132,932	46,106	27,603	20,845	$331,088
Cash and cash equivalents	720	512	1,483	8,917	21,878	33,510
Unrealized rents & receivables	78	95	622	0	0	795
Deferred costs	26	14	440	2,807	372	3,659
Total Assets	$104,426	133,553	48,651	39,327	43,095	$369,052

Secured notes payable	$60,252	35,770	29,268	0	0	$125,290
Other liabilities	2,094	19,405	171	392	3,213	25,275
Capital - FRP	36,732	58,224	5,120	37,460	15,953	153,489
Capital - Third Parties	5,348	20,154	14,092	1,475	23,929	64,998
Total Liabilities and Capital	$104,426	133,553	48,651	39,327	43,095	$369,052

	As of June 30, 2020
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,290	22,187	1,214	1,183	331,088	$369,962
Cash and cash equivalents	18	59	0	0	33,510	33,587
Unrealized rents & receivables	0	230	0	0	795	1,025
Deferred costs	2	213	0	0	3,659	3,874
Total Assets	$14,310	22,689	1,214	1,183	369,052	$408,448

Secured notes payable	$0	12,130	0	0	125,290	$137,420
Other liabilities	41	105	0	0	25,275	25,421
Capital - FRP	7,476	5,227	1,214	1,183	153,489	168,589
Capital - Third Parties	6,793	5,227	0	0	64,998	77,018
Total Liabilities and Capital	$14,310	22,689	1,214	1,183	369,052	$408,448

Brooksville Quarry, LLC.. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the year ended June 30, 2020 includes a loss of $21,000 representing the Company’s portion of the loss of this joint venture (not including FRP’s royalty revenues).

BC Realty, LLC (Windlass Run). In March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and projected to stabilize in the fourth quarter of 2020. The start of subsequent phases will follow with the final phase commencing in the 4th quarter of 2024. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from BB&T at 2.5% over LIBOR. The balance outstanding on these loans at June 30, 2020 was $12,160,000. Shell building construction of the two office buildings and two retail buildings in the first phase of our joint venture with St. John Properties was completed in December 2018.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. Phase II on the Anacostia known as The Maren is a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 SF of retail. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to the formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through December 31, 2019. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. Construction began in April 2018, with substantial completion in March 2020, and stabilization (meaning 90% of the individual apartments are leased and occupied by third party tenants) in late 2021.

Bryant Street Partnerships: On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 85,681 SF of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in joint ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over LIBOR. The loan matures March 13, 2023 with up to two extensions of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.1 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee the Company will have a gain for $1.9 million when the loan is paid in full. Borrower may prepay a portion of the unpaid principal to satisfy such tests. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally. Construction began in February 2019, with substantial completion estimated in 3rd quarter 2021, and stabilization (meaning 88% of the individual apartments and retail are leased and occupied by third party tenants) in late 2022.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale. Entitlements for the development of the property are complete and a homebuilder is under contract to purchase all of the 126 recorded building lots. The first phase of settlement occurred in May 2020, resulting in a $2.67 million principal and interest payment.

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

1800 Half Street. On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $37.3 million. The land was acquired in two pieces over first half of 2020. On June 26, 2020 the partnership closed on a construction loan with Truist Bank for up to $74 million at an interest rate of 2.25% over LIBOR. The loan matures June 26, 2024 with one extension of two years requiring a .25% fee, paying principal monthly under a 30 year amortization schedule, and meeting a 9.9% debt yield after the first year. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all major decisions are shared equally.

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

Dock 79. This first phase of our RiverFront on The Anacostia project is a joint venture owned by the Company (66%) and our partner, MRP Realty (34%) and is a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. For financial reporting purposes the Company consolidates this venture as it is considered the primary beneficiary of the Variable Interest Entity. As of June 30, 2020, the residential units were 90.16% occupied and 92.13% leased, while retail units are 76% leased with just one space remaining.

DST Hickory Creek. In July 2019, the Company invested $6 million in 1031 proceeds from two sales in 2019 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek Apartments, DST.  The Company is 26.649% beneficial owner and receives monthly distributions. The DST owns a 294-unit garden-style apartment community consisting of 19 three-story apartment buildings containing 273,940 rentable square feet.  The property was constructed in 1984 and substantially renovated in 2016.  The property is located in suburban Richmond, Virginia, providing residents convenient access to some of the largest employment and economic drivers in Metro Richmond, including ten Fortune 1,000 companies. The Company’s equity interest in the trust is accounted for under the cost method of accounting and monthly distributions net of depreciation are recorded as equity in loss of joint ventures.

Comparative Results of Operations for the Three months ended June 30, 2020 and 2019

Consolidated Results

(dollars in thousands)	Three Months Ended June 30,
2020		2019	Change	%
Revenues:
Lease Revenue	$3,447	$3,730	$(283)	-7.6%
Mining lands lease revenue	2,402	2,633	(231)	-8.8%
Total Revenues	5,849	6,363	(514)	-8.1%

Cost of operations:
Depreciation/Depletion/Amortization	1,500	1,472	28	1.9%
Operating Expenses	781	910	(129)	-14.2%
Property Taxes	646	713	(67)	-9.4%
Management company indirect	692	610	82	13.4%
Corporate Expense	1,026	551	475	86.2%
Total cost of operations	4,645	4,256	389	9.1%

Total operating profit	1,204	2,107	(903)	-42.9%

Net investment income, including realized gains
of $134 and $328	2,110	1,984	126	6.4%
Interest Expense	(45)	(272)	227	-83.5%

Equity in loss of joint ventures	(1,343)	(272)	(1,071)	393.8%
Gain on sale of real estate	3,589	536	3,053	569.6%

Income before income taxes	5,515	4,083	1,432	35.1%
Provision for income taxes	1,538	1,131	407	36.0%
Income from continuing operations	3,977	2,952	1,025	34.7%

Income from discontinued operations, net	—	6,776	(6,776)	-100.0%

Net income	3,977	9,728	(5,751)	-59.1%
Loss attributable to noncontrolling interest	(172)	(97)	(75)	77.3%
Net income attributable to the Company	$4,149	$9,825	$(5,676)	-57.8%

Net income for the second quarter of 2020 was $4,149,000 or $.43 per share versus $9,825,000 or $.99 per share in the same period last year. The second quarter of 2020 was impacted by the following items:

  Corporate expense stock compensation of $570,000 compared to $28,000 in the same period last year due the timing of stock grants.
  Interest expense decreased $227,000 as we capitalized more interest on our joint venture construction projects.
  Loss on joint ventures increased $1,071,000 primarily due to our share of the Bryant Street preferred interest, $118,000 amortization of guarantee liability related to the Bryant Street loan, $809,000 operating loss at the Maren due to pre-leasing efforts, partially offset by interest income generated in our opportunity zone investments prior to the funds being deployed.
  Gain on sale of $3,589,000 from the sale of the three remaining lots at our Lakeside Business Park and our Gulf Hammock Property compared to $536,000 in the same period last year

Income from discontinued operations for the second quarter of 2019 was $6,776,000 or $.68 per share and included the sale of our property at 1502 Quarry Drive for $11.7 million. This asset was excluded from the original sale due to the tenant potentially exercising its right of first refusal to purchase the property. The second quarter of 2019 included a $328,000 realized gain on the sale of bonds.

Asset Management Segment Results

	Three months ended June 30
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$716	100.0%	662	100.0%	54	8.2%

Depreciation, depletion and amortization	200	27.9%	196	29.6%	4	2.0%
Operating expenses	96	13.4%	175	26.5%	(79)	-45.1%
Property taxes	(24)	-3.3%	90	13.6%	(114)	-126.7%
Management company indirect	121	16.9%	73	11.0%	48	65.8%
Corporate expense	265	37.0%	139	21.0%	126	90.6%

Cost of operations	658	91.9%	673	101.7%	(15)	-2.2%

Operating profit	$58	-8.1%	(11)	-1.7%	69	-627.3%

Most of the Asset Management Segment was reclassified to discontinued operations leaving two commercial properties as well as Cranberry Run, which we purchased in the first quarter of 2019, and 1801 62nd Street which joined this segment on April 1 of 2019. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 71.9% leased and occupied. 1801 62nd Street is our most recent spec building in Hollander Business Park and is our first warehouse with a 32-foot clear-height ceiling. We completed construction on this building in 2019 and it is now 100% leased and occupied. Total revenues in this segment were $716,000, up $54,000 or 8.2%, over the same period last year. Operating profit was $58,000, up $69,000 from an operating loss of $11,000 in the same quarter last year due to 1801 62nd St being fully leased and occupied, improved leasing at Cranberry offset by the sale of 7030 Dorsey Road in June 2019.

Mining Royalty Lands Segment Results

	Three months ended June 30
(dollars in thousands)	2020	%	2019	%	Change	%

Mining lands lease revenue	$2,402	100.0%	2,633	100.0%	(231)	-8.8%

Depreciation, depletion and amortization	62	2.6%	42	1.6%	20	47.6%
Operating expenses	14	0.6%	15	0.6%	(1)	-6.7%
Property taxes	65	2.7%	69	2.6%	(4)	-5.8%
Management company indirect	67	2.8%	49	1.8%	18	36.7%
Corporate expense	84	3.5%	36	1.4%	48	133.3%

Cost of operations	292	12.2%	211	8.0%	81	38.4%

Operating profit	$2,110	87.8%	2,422	92.0%	(312)	-12.9%

Total revenues in this segment were $2,402,000 versus $2,633,000 in the same period last year. Total operating profit in this segment was $2,110,000, a decrease of $312,000 versus $2,422,000 in the same period last year. The primary reason for the decrease is that we are no longer receiving double minimums at our Lake Louisa property, because our tenant, Cemex, received its final permit to begin mining the property in July 2019.

Development Segment Results

	Three months ended June 30
(dollars in thousands)	2020	2019	Change

Lease revenue	$279	316	(37)

Depreciation, depletion and amortization	53	49	4
Operating expenses	144	95	49
Property taxes	330	295	35
Management company indirect	455	442	13
Corporate expense	617	341	276

Cost of operations	1,599	1,222	377

Operating loss	$(1,320)	(906)	(414)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

  PUD entitlements for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook,” are ongoing.  Hampstead Overlook received Concept Plan approval from the Town of Hampstead for 164 single and 91 town home residential units in February 2020, and the project is currently under Preliminary Plan review with the governing agencies.
29

  We are currently pursuing permit entitlements for two industrial buildings at Hollander Business Park totaling 145,750 square feet.  Construction is anticipated to begin the third quarter of 2020 with shell completion in the third quarter of 2021.
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
  We are the principal capital source of a residential development venture in Baltimore County, Maryland known as “Hyde Park.”  We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale.  Entitlements for the development of the property are complete, and a homebuilder is under contract to purchase all of the 126 recorded building lots. The first phase of settlement occurred in May 2020, resulting in a $2.67M principal and interest payment.
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
  In April 2018, we began construction on Phase II of our RiverFront on the Anacostia project, now known as “The Maren.” The 14-story project will have 264 units and 6,937 square feet of ground floor retail and was 98% complete at quarter end. Lease-up commenced in earnest in the second week of March. At the end of the quarter, the Maren was 45% leased, and 23% occupied.
  In December 2018, the Company entered into a joint venture agreement with MidAtlantic Realty Partners (MRP) for the development of the first phase of a multifamily, mixed-use development in northeast Washington, DC known as “Bryant Street.”  The project is comprised of four buildings, with 487 units and 85,681 square feet of retail.  FRP contributed $32 million for common equity and another $23 million for preferred equity to the joint venture.  Construction began in February 2019 and as of the end of the quarter was 67% complete.  Bryant Street is currently on time, within budget, and expected to be complete in the fourth quarter of 2021, with the first of the four buildings delivering in the fourth quarter of 2020.  This project is located in an opportunity zone and has allowed us to defer $14.9 million in taxes associated with the sale of our industrial assets.
  In December 2019, the Company entered into a joint venture agreement with MRP for the development of a mixed-use project known as “1800 Half Street.” The development is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia, currently under lease by Vulcan, and Audi Field, the home stadium of the DC United. The 10-story structure will have 344 apartments and 11,246 square feet of ground floor retail. FRP contributed $37.3 million in common equity. The project is a qualified opportunity zone investment and will defer just over $10 million in taxes associated with the sale of our industrial assets. In June 2020, we closed on a $74 million construction loan, and we anticipate starting construction during the third quarter of this year.
  In December 2019, the company entered into two joint ventures in Greenville, SC with a new partner, Woodfield Development. Woodfield specializes in Class-A multi-family, mixed use developments primarily in the Carolinas and DC. Our first joint venture with them is a 200-unit multifamily project known as “Riverside.” FRP contributed $6.2 million in common equity for a 40% ownership interest. Construction began in February 2020 and should be complete in the third quarter of 2021. The second joint venture in Greenville with Woodfield is a 227-unit multifamily development known as “.408 Jackson.” It will have 4,700 square feet of retail and is located across the street from Greenville’s minor league baseball stadium. FRP contributed $9.7 million in common equity for a 40% ownership interest. Construction began in May 2020 and should be complete in the second quarter of 2022. Both projects are qualified opportunity investments and will defer a combined $4.3 million in taxes.

Stabilized Joint Venture Segment Results

	Three months ended June 30
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$2,452	100.0%	2,752	100.0%	(300)	-10.9%

Depreciation, depletion and amortization	1,185	48.3%	1,185	43.0%	—	0.0%
Operating expenses	527	21.5%	625	22.7%	(98)	-15.7%
Property taxes	275	11.2%	259	9.4%	16	6.2%
Management company indirect	49	2.0%	46	1.7%	3	6.5%
Corporate expense	60	2.5%	35	1.3%	25	71.4%

Cost of operations	2,096	85.5%	2,150	78.1%	(54)	-2.5%

Operating profit	$356	14.5%	602	21.9%	(246)	-40.9%

Dock 79’s average occupancy for the quarter was 91.50%, and at the end of the quarter, Dock 79 was 92.13% leased and 90.16% occupied. This quarter, 62.30% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. Net Operating Income this quarter for this segment was $1,654,000, down $213,000 or 11.41% compared to the same quarter last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit garden-style apartment community known as Hickory Creek consisting of 19 three-story apartment buildings containing 273,940 rentable square feet.  Hickory Creek was constructed in 1984 and substantially renovated in 2016 and is located in suburban Richmond, Virginia. The Company is 26.649% beneficial owner and receives monthly distributions. Second quarter distributions were $85,000. The project is a qualified 1031 like-kind exchange investment and will defer $790,000 in taxes associated with the sales of 7030 Dorsey Road and 1502 Quarry Drive.

Comparative Results of Operations for the Six months ended June 30, 2020 and 2019

Consolidated Results

(dollars in thousands)	Six Months Ended June 30,
2020		2019	Change	%
Revenues:
Lease Revenue	$7,045	$7,215	$(170)	-2.4%
Mining lands lease revenue	4,587	4,862	(275)	-5.7%
Total Revenues	11,632	12,077	(445)	-3.7%

Cost of operations:
Depreciation/Depletion/Amortization	2,968	2,959	9	0.3%
Operating Expenses	1,706	1,792	(86)	-4.8%
Property Taxes	1,383	1,466	(83)	-5.7%
Management company indirect	1,364	1,202	162	13.5%
Corporate Expense	2,213	1,196	1,017	85.0%
Total cost of operations	9,634	8,615	1,019	11.8%

Total operating profit	1,998	3,462	(1,464)	-42.3%

Net investment income, including realized gains
of $242 and $447	4,101	3,794	307	8.1%
Interest Expense	(96)	(860)	764	-88.8%

Equity in loss of joint ventures	(1,985)	(536)	(1,449)	270.3%
Gain on real estate investments	3,597	536	3,061	571.1%

Income (loss) before income taxes	7,615	6,396	1,219	19.1%
Provision for (benefit from) income taxes	2,139	1,803	336	18.6%
Income (loss) from continuing operations	5,476	4,593	883	19.2%

Income from discontinued operations, net	—	6,862	(6,862)	-100.0%

Net income	5,476	11,455	(5,979)	-52.2%
Loss attributable to noncontrolling interest	(291)	(268)	(23)	8.6%
Net income attributable to the Company	$5,767	$11,723	$(5,956)	-50.8%`

Net income for first half of 2020 was $5,767,000 or $.59 per share versus $11,723,000 or $1.17 per share in the same period last year. Income from discontinued operations for the first half of 2019 was $6,862,000 or $.69 per share. Income from continuing operations increased $883,000 or 19% and was impacted by the following items:

  Corporate expense stock compensation of $1,171,000 compared to $57,000 in the same period last year due the timing of stock grants.
  Interest expense decreased $764,000 as we capitalized more interest on our joint venture construction projects.
  Loss on joint ventures increased $1,449,000 primarily due to our share of the Bryant Street preferred interest, $236,000 amortization of guarantee liability related to the Bryant Street loan, $992,000 operating loss at the Maren due to pre-leasing efforts, partially offset by interest income generated in our opportunity zone investments prior to the funds being deployed.
  Gain on sale of $3,597,000 from the sale of the three remaining lots at our Lakeside Business Park and our Gulf Hammock Property compared to $536,000 in the same period last year

Asset Management Segment Results

	Six months ended June 30
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$1,368	100.0%	1,303	100.0%	65	5.0%

Depreciation, depletion and amortization	392	28.6%	373	28.6%	19	5.1%
Operating expenses	193	14.1%	384	29.5%	(191)	-49.7%
Property taxes	48	3.5%	146	11.2%	(98)	-67.1%
Management company indirect	235	17.2%	175	13.4%	60	34.3%
Corporate expense	573	41.9%	302	23.2%	271	89.7%

Cost of operations	1,441	105.3%	1,380	105.9%	61	4.4%

Operating profit	$(73)	-5.3%	(77)	-5.9%	4	-5.2%

Most of the Asset Management Segment was reclassified to discontinued operations leaving two commercial properties as well as Cranberry Run, which we purchased in the first quarter of 2019, and 1801 62nd Street which joined this segment on April 1 of 2019. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 71.9% leased and occupied. 1801 62nd Street is our most recent spec building in Hollander Business Park and is our first warehouse with a 32-foot clear-

height ceiling. We completed construction on this building in 2019 and it is now 100% leased and occupied. Total revenues in this segment were $1,368,000, up $65,000 or 5.0%, over the same period last year. Operating loss was $73,000, down $4,000 from an operating loss of $77,000 in the same period last year due to higher allocation of corporate expenses.

Mining Royalty Lands Segment Results

	Six months ended June 30
(dollars in thousands)	2020	%	2019	%	Change	%

Mining lands lease revenue	$4,587	100.0%	4,862	100.0%	(275)	-5.7%

Depreciation, depletion and amortization	100	2.2%	94	1.9%	6	6.4%
Operating expenses	27	0.6%	31	0.7%	(4)	-12.9%
Property taxes	132	2.9%	137	2.8%	(5)	-3.6%
Management company indirect	133	2.9%	98	2.0%	35	35.7%
Corporate expense	181	3.9%	79	1.6%	102	129.1%

Cost of operations	573	12.5%	439	9.0%	134	30.5%

Operating profit	$4,014	87.5%	4,423	91.0%	(409)	-9.2%

Total revenues in this segment were $4,587,000 versus $4,862,000 in the same period last year. Total operating profit in this segment was $4,014,000, a decrease of $409,000 versus $4,423,000 in the same period last year. The primary reason for this decrease is that we are no longer receiving double minimums at our Lake Louisa property, because our tenant, Cemex, received its final permit to begin mining the property in July 2019.

Development Segment Results

	Six months ended June 30
(dollars in thousands)	2020	2019	Change

Lease revenue	$572	585	(13)

Depreciation, depletion and amortization	107	107	—
Operating expenses	353	141	212
Property taxes	689	618	71
Management company indirect	900	837	63
Corporate expense	1,329	740	589

Cost of operations	3,378	2,443	935

Operating loss	$(2,806)	(1,858)	(948)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

Stabilized Joint Venture Segment Results

	Six months ended June 30
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$5,105	100.0%	5,327	100.0%	(222)	-4.2%

Depreciation, depletion and amortization	2,369	46.4%	2,385	44.8%	(16)	-0.7%
Operating expenses	1,133	22.2%	1,236	23.2%	(103)	-8.3%
Property taxes	514	10.1%	565	10.6%	(51)	-9.0%
Management company indirect	96	1.9%	92	1.7%	4	4.3%
Corporate expense	130	2.5%	75	1.4%	55	73.3%

Cost of operations	4,242	83.1%	4,353	81.7%	(111)	-2.5%

Operating profit	$863	16.9%	974	18.3%	(111)	-11.4%

Dock 79’s average occupancy for the first six months was 92.56%, and at the end of the second quarter, Dock 79 was 92.13% leased and 90.16% occupied. For the first six months, 58.33% of expiring leases renewed with an average increase in rent on those renewals of 0.60% due to the mandated rent freeze on renewals that went into effect in March. Net Operating Income for this segment was $3,466,000, down $31,000 or .9% compared to the same period last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Distributions for Hickory Creek were $168,000 for the first six months. The project is a qualified 1031 like-kind exchange investment in a Delaware Statutory Trust of which the Company is a 26.659% beneficial owner.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2020, we had $34,481,000 of cash and cash equivalents along with $130,058,000 of investments available for sale. As of June 30, 2020, we had no debt borrowed under our $20 million Wells Fargo revolver, $411,000 outstanding under letters of credit and $19,589,000 available to borrow under the revolver. In November 2017, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended June 30,
	2020	2019
Total cash provided by (used for):
Operating activities	$9,110	8,161
Investing activities	7,787	31,138
Financing activities	(12,762)	(5,677)
Increase (decrease) in cash and cash equivalents	$4,135	33,622

Outstanding debt at the beginning of the period	$88,925	88,789
Outstanding debt at the end of the period	$88,993	88,857

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2020 was $9,110,000 versus $8,161,000 in the same period last year. Net cash used in operating activities of discontinued operations for the six months ended June 30, 2019 was $2,441,000.

Investing Activities - Net cash provided by investing activities for the six months ended June 30, 2020 was $7,787,000 versus $31,138,000 in the same period last year. The decrease was due primarily to the proceeds on the sale investments available for sale offset by the purchase of investments available for sale, while the prior year included the acquisition of Cranberry Business Park, and the preferred equity contribution to the RiverFront Holdings II joint venture.

At June 30, 2020 the Company was invested in 59 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,584,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $242,000 in its net investment income related to bonds that were sold in 2020.

Financing Activities – Net cash used in investing activities was $12,762,000 versus $5,677,000 in the same period last year due primarily due to the increased purchase of company stock in the six months ended June 30, 2020.

Credit Facilities - On February 6, 2019 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility (“Revolver”) with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2020, these covenants would have limited our ability to pay dividends to a maximum of $219 million combined.

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

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. As of June 30, 2020, $8,585,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its capital expenditures for the remainder of 2020 to include approximately $37.8 million for real estate development including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic is having an extraordinary impact on the world economy and the markets in which we operate. As an essential business, we have continued to operate throughout the pandemic in accordance with White House guidance and orders issued by state and local authorities. We have implemented social distancing and other measures to protect the health of our employees and customers. While we recognize the importance of social distancing, stay at home and telework measures to protect human health, these measures will adversely affect our retail tenants as long as they remain in place.  We are negotiating with our retail tenants on rent abatements and cash flow adjustments that will adversely affect our NOI. We anticipate that the pandemic will continue to have negative impacts on the overall economy that is likely to have a negative impact on many of our tenants. During this period, we will continue to fulfill our duty to operate while managing our business in a prudent fashion.

Summary and Outlook. This is the first quarter where the Company had to reckon with the full effects of COVID-19, and the ensuing economic shutdown and effects associated with it. Beyond the internal practical issues of working from home, ensuring the safety of our employees and tenants, running a shareholder and board meeting virtually, there were the larger issues of rent freezes at Dock 79, the lease-up of the Maren during a pandemic, and general uncertainty on how this would affect our tenants, construction, and our royalties business. The fallout from this extraordinary situation has been mixed. Even in midst of the pandemic, we were able to sell our three remaining lots at Lakeside Business Park for $3.75 million, and our Gulf Hammock property for $2.51 million. Royalties are down compared to last year, though how much of it is COVID-related is debatable at this point. Some locations are down compared to 2019, while others doing markedly better than last year. The bulk of the decrease can be attributed to no longer receiving double minimums at Lake Louisa. Even with the decreases, our outlook in the short and long term remains positive regarding this segment. Our annualized revenue ($9,174,000) and revenue for the last twelve months ($9,163,000) would still be the second-best year in the history of this segment.

We have been fortunate that none of the local governments where we currently have projects under development have halted construction. We have had problems getting our certificates of occupancy on the final floors of the Maren, simply because local restrictions have made it difficult to get the inspectors on site. Beyond the economic headwinds caused by the pandemic, there are the necessary but still problematic logistical issues with trying to lease up a building during this unusual situation—virtual tours, an inability to showcase the property with events, no baseball etc. Even with all that, we signed 91 leases this quarter, including 44 in May. At quarter end, the Maren was 45% leased and 23% occupied, putting us well ahead of schedule on lease-up. The building itself is very close to the finish line in terms of completion. We have conditional certificates of occupancy in place for all floors with actual units in them. All that remains are the certificates of occupancy for the amenity spaces along with the final certificate of occupancy for the building itself.

Dock 79 remains a source of some concern. The rent freeze on renewals will be in effect at least until October. Because our apartments come up for renewal two months prior to the end of the lease, an October end to the rent freeze with a 60-day tail means that there will more than likely be no increases on renewals for the rest of the year. A shortened baseball season without fans compounds a difficult situation for our retail tenants and consequently Dock 79. However, all three businesses have been able to resume operating to the extent that they can. Two of our tenants were able to resume paying rent in June. We are still working with all three on a payment plan for the back rent. During a pandemic, during the construction of the Maren next door, without baseball, occupancy remains above 90% at quarter end.

Industrial remains strong as an asset class. We had no issues with tenants paying rent and do not expect to. We had some concerns regarding our office tenants, but every tenant is currently paying rent and the only issue we had with back rent is one tenant who owes $6,500 for the month of April.

We issued our first quarter earnings and consequently our outlook during a period of heightened concern and uncertainty. This company along with our country and the entire world was struggling to comprehend the immediate and long-term effects of something none of us had any familiarity with. It would be inaccurate to suggest that we are any less concerned or any more certain than we were three months ago. We have not seen the end of COVID-19 nor its effects, but we have at least seen how our business responds to it. This quarter could have gone any number of ways, and thankfully, we have more good things to report than bad, more cause for confidence than unease. A conservative balance sheet and substantial cash reserves are one reason for our confidence. However, we believe strongly in our business and its assets which is why we continue to put money back into the company in the form of share buybacks. During the first six months of 2020, the Company repurchased 298,303 shares at an average cost of $41.41 per share.

Finally, subsequent to the end of the quarter, on July 31, the Company sold its warehouse at 1801 62nd Street in Hollander Business Park for $12.3 million. This 94,350 square-foot warehouse came on line in second quarter of 2019, was fully leased and occupied in the fourth quarter of 2019, and was our first building with a 32-foot clear. The decision to sell was in keeping with a departure from our previous “develop and hold” business model. The sale resulted in a gain of $3.8 million before taxes and the proceeds were placed in a 1031 exchange fund.

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

Net Operating Income Reconciliation
Six months ended 06/30/20 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	(47)	(739)	622	4,162	1,478	5,476
Income Tax Allocation	(18)	(274)	338	1,543	550	2,139
Income (loss) from continuing operations before income taxes	(65)	(1,013)	960	5,705	2,028	7,615

Less:
Equity in profit of Joint Ventures	—	—	168	—	—	168
Gains on sale of buildings	8	1,877	—	1,712	—	3,597
Unrealized rents	114	—	—	121	—	235
Interest income	—	2,048	—	—	2,053	4,101
Plus:
Unrealized rents	—	—	8	—	—	8
Equity in loss of Joint Venture	—	2,132	—	21	—	2,153
Interest Expense	—	—	71	—	25	96
Depreciation/Amortization	392	107	2,369	100	—	2,968
Management Co. Indirect	235	900	96	133	—	1,364
Allocated Corporate Expenses	573	1,329	130	181	—	2,213

Net Operating Income (loss)	1,013	(470)	3,466	4,307	—	1,998

Net Operating Income Reconciliation
Six months ended 06/30/19 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	335	(1,347)	25	3,211	2,369	4,593
Income Tax Allocation	124	(499)	109	1,190	879	1,803
Income (loss) from continuing operations before income taxes	459	(1,846)	134	4,401	3,248	6,396

Less:
Gains on sale of buildings	536	—	—	—	—	536
Unrealized rents	—	—	29	—	—	29
Interest income	—	526	—	—	3,268	3,794
Plus:
Unrealized rents	3	—	—	228	—	231
Equity in loss of Joint Venture	—	514	—	22	—	536
Interest Expense	—	—	840	—	20	860
Depreciation/Amortization	373	107	2,385	94	—	2,959
Management Co. Indirect	175	837	92	98	—	1,202
Allocated Corporate Expenses	302	740	75	79	—	1,196

Net Operating Income	776	(174)	3,497	4,922	—	9,021

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at June 30, 2020 was LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at June 30, 2020, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of June 30, 2020, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
Through
April 30	105,834	$42.28	105,834	$3,044,000

May 1
Through
May 31	65,206	$41.30	65,206	$10,350,000

June 1
Through
June 30	44,772	$39.43	44,772	$8,585,000

Total	215,812	$41.39	215,812

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: August 14, 2020	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
41

FRP HOLDINGS, INC.

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

