Form 10-Q
period 2020-09-30
FRP HOLDINGS, INC.
filed 2020-11-12
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2020
Common Stock, $.10 par value per share	9,418,385 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	September 30	December 31
Assets:	2020	2019
Real estate investments at cost:
Land	$80,494	84,383
Buildings and improvements	141,146	147,019
Projects under construction	2,442	1,056
Total investments in properties	224,082	232,458
Less accumulated depreciation and depletion	33,684	30,271
Net investments in properties	190,398	202,187

Real estate held for investment, at cost	9,101	8,380
Investments in joint ventures	167,586	160,452
Net real estate investments	367,085	371,019

Cash and cash equivalents	46,289	26,607
Cash held in escrow	15,259	186
Accounts receivable, net	923	546
Investments available for sale at fair value	104,624	137,867
Unrealized rents	530	554
Deferred costs	921	890
Other assets	499	479
Total assets	$536,130	538,148

Liabilities:
Secured notes payable	$89,027	88,925
Accounts payable and accrued liabilities	3,052	2,431
Other liabilities	1,886	1,978
Deferred revenue	609	790
Federal and state income taxes payable	164	504
Deferred income taxes	52,532	50,111
Deferred compensation	1,240	1,436
Tenant security deposits	314	328
Total liabilities	148,824	146,503

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,481,638 and 9,817,429 shares issued and outstanding, respectively	948	982
Capital in excess of par value	56,690	57,705
Retained earnings	313,103	315,278
Accumulated other comprehensive income, net	996	923
Total shareholders’ equity	371,737	374,888
Noncontrolling interest MRP	15,569	16,757
Total equity	387,306	391,645
Total liabilities and shareholders’ equity	$536,130	538,148

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
Revenues:
Lease revenue	$3,591	3,581	10,636	10,796
Mining lands lease revenue	2,507	2,302	7,094	7,164
Total Revenues	6,098	5,883	17,730	17,960

Cost of operations:
Depreciation, depletion and amortization	1,438	1,431	4,406	4,390
Operating expenses	892	952	2,598	2,744
Property taxes	706	740	2,089	2,206
Management company indirect	844	670	2,208	1,872
Corporate expenses	637	732	2,850	1,928
Total cost of operations	4,517	4,525	14,151	13,140

Total operating profit	1,581	1,358	3,579	4,820

Net investment income, including realized gains of $55, $144, $297 and $591, respectively	1,814	2,019	5,915	5,813
Interest expense	(46)	(129)	(142)	(989)
Equity in loss of joint ventures	(1,788)	(746)	(3,773)	(1,282)
Gain on sale of real estate	5,732	126	9,329	662

Income from continuing operations before income taxes	7,293	2,628	14,908	9,024
Provision for income taxes	2,022	726	4,161	2,529
Income from continuing operations	5,271	1,902	10,747	6,495

Income (loss) from discontinued operations, net	—	(13)	—	6,849

Net income	5,271	1,889	10,747	13,344
Loss attributable to noncontrolling interest	(184)	(112)	(475)	(380)
Net income attributable to the Company	$5,455	2,001	11,222	13,724

Earnings per common share:
Income from continuing operations-
Basic	$0.55	0.19	1.11	0.66
Diluted	$0.55	0.19	1.11	0.65
Discontinued operations-
Basic	$—	—	—	0.69
Diluted	$—	—	—	0.69
Net income attributable to the Company-
Basic	$0.57	0.20	1.16	1.39
Diluted	$0.57	0.20	1.16	1.38

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,517	9,843	9,646	9,903
-diluted earnings per common share	9,545	9,886	9,681	9,945

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
Net income	$5,271	1,889	10,747	13,344
Other comprehensive income net of tax:
Minimum pension liability, net of income
tax effect of $53, $0, $53 and $0	143	—	143	—
Unrealized gain (loss) on investments available for
sale, net of income tax effect of ($126), ($18), ($26) and $691	(341)	(49)	(70)	1,862
Comprehensive income	$5,073	1,840	10,820	15,206

Less comp. income attributable to
Noncontrolling interest	$(184)	(112)	(475)	(380)

Comprehensive income attributable to the Company	$5,257	1,952	11,295	15,586

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands) (Unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$10,747	13,344
Adjustments to reconcile net income to
net cash provided by continuing operating activities:
Income from discontinued operations, net	—	(6,849)
Deferred income taxes	2,421	23,123
Depreciation, depletion and amortization	4,572	4,635
Equity in loss of joint ventures	3,773	1,282
Gain on sale of equipment and property	(9,343)	(657)
Stock-based compensation	1,241	206
Realized gain on available for sale investments	(297)	(591)
Net changes in operating assets and liabilities:
Accounts receivable	(377)	(355)
Deferred costs and other assets	(178)	(922)
Accounts payable and accrued liabilities	440	(1,252)
Income taxes payable and receivable	(340)	(17,335)
Other long-term liabilities	694	2,148
Net cash provided by operating activities of continuing operations	13,353	16,777
Net cash used in operating activities of discontinued operations	—	(1,756)
Net cash provided by operating activities	13,353	15,021

Cash flows from investing activities:
Investments in properties	(3,200)	(9,360)
Investments in joint ventures	(10,911)	(16,226)
Purchases of investments available for sale	(24,584)	(36,941)
Proceeds from sales of investments available for sale	57,240	89,260
Proceeds from the sale of assets	19,257	8,405
Cash held in escrow	(15,073)	(6,532)
Net cash provided by investing activities of continuing operations	22,729	28,606
Net cash provided by investing activities of discontinued operations	—	11,525
Net cash provided by investing activities	22,729	40,131

Cash flows from financing activities:
Distribution to noncontrolling interest	(713)	(1,086)
Repurchase of company stock	(15,687)	(7,714)
Exercise of employee stock options	—	347
Net cash used in financing activities of continuing operations	(16,400)	(8,453)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(16,400)	(8,453)

Net increase in cash and cash equivalents	19,682	46,699
Cash and cash equivalents at beginning of year	26,607	22,547
Cash and cash equivalents at end of the period	$46,289	69,246

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands, except share amounts)

	Nine Months Ended September 30, 2020
					Accumulated	Total
			Capital in		Other Comp-	Share	Non-
	Common Stock		Excess of	Retained	Rehensive	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	Income, net	Equity	Interest	Equity
Balance at January 1, 2020	9,817,429	$982	$57,705	$315,278	$923	$374,888	$16,757	$391,645

Stock option grant compensation			71			71		71
Restricted stock compensation			140			140		140
Shares granted to Employees	11,448	1	529			530		530
Shares granted to Directors	12,050	1	499			500		500
Restricted stock award	20,520	2	(2)			—		—
Shares purchased and cancelled	(379,809)	(38)	(2,252)	(13,397)		(15,687)		(15,687)
Net income				11,222		11,222	(475)	10,747
Distributions to partners							(713)	(713)
Minimum pension liability, net					143	143		143
Unrealized loss on investment, net					(70)	(70)		(70)

Balance at September 30, 2020	9,481,638	$948	$56,690	$313,103	$996	$371,737	$15,569	$387,306

	Three Months Ended September 30, 2020
					Accumulated	Total
			Capital in		Other Comp-	Share	Non-
	Common Stock		Excess of	Retained	Rehensive	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	Income, net	Equity	Interest	Equity
Balance at July 1, 2020	9,563,144	$956	$57,107	$310,486	$1,194	$369,743	$16,058	$385,801

Stock option grant compensation			24			24		24
Restricted stock compensation			46			46		46
Shares purchased and cancelled	(81,506)	(8)	(487)	(2,838)		(3,333)		(3,333)
Net income				5,455		5,455	(184)	5,271
Distributions to partners							(305)	(305)
Minimum pension liability, net					143	143		143
Unrealized loss on investment, net					(341)	(341)		(341)

Balance at September 30, 2020	9,481,638	$948	$56,690	$313,103	$996	$371,737	$15,569	$387,306

	Nine Months Ended September 30, 2019
					Accumulated	Total
			Capital in		Other Comp-	Share	Non-
	Common Stock		Excess of	Retained	rehensive	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	Income, net	Equity	Interest	Equity
Balance at January 1, 2019	9,969,174	$997	$58,004	$306,307	$(701)	$364,607	$18,648	$383,255

Exercise of stock options	11,304	1	346			347		347
Stock option grant compensation			86			86		86
Shares granted to Employees	1,012		50			50		50
Shares granted to Directors	1,460		70			70		70
Shares purchased and cancelled	(159,282)	(16)	(929)	(6,769)		(7,714)		(7,714)
Net income				13,724		13,724	(380)	13,344
Distributions to partners							(1,086)	(1,086)
Unrealized gain on investment, net					1,862	1,862		1,862

Balance at September 30, 2019	9,823,668	$982	$57,627	$313,262	$1,161	$373,032	$17,182	$390,214

	Three Months Ended September 30, 2019
					Accumulated	Total
			Capital in		Other Comp-	Share	Non-
	Common Stock		Excess of	Retained	rehensive	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	Income, net	Equity	Interest	Equity
Balance at July 1, 2019	9,863,451	$986	$57,562	$313,373	$1,210	$373,131	$17,870	$391,001

Exercise of stock options	6,500	1	201			202		202
Stock option grant compensation			29			29		29
Shares granted to Employees	1,012		50			50		50
Shares granted to Directors	1,460		70			70		70
Shares purchased and cancelled	(48,755)	(5)	(285)	(2,112)		(2,402)		(2,402)
Net income				2,001		2,001	(112)	1,889
Distributions to partners							(576)	(576)
Unrealized loss on investment, net					(49)	(49)		(49)

Balance at September 30, 2019	9,823,668	$982	$57,627	$313,262	$1,161	$373,032	$17,182	$390,214

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. This resulted in the disposition of all of the Company’s industrial flex/office warehouse properties prior to the sale date and constituted a major strategic shift and as a result, these properties have been reclassified as discontinued operations for all periods presented. The Asset Management segment currently contains three commercial properties.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2019.

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

The Asset Management segment owns, leases and manages commercial properties. The flex/office warehouses in the Asset Management Segment were sold and reclassified to discontinued operations leaving only two commercial properties and one recent industrial acquisition, Cranberry Run, which we purchased in 2019. In July 2019 we sold our property located at 1801 62nd Street, our most recent spec building in Hollander Business Park, which had joined Asset Management April 1, 2019.

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

The Stabilized Joint Venture segment includes joint ventures which own, lease and manage buildings that have met our initial lease up criteria. One of our two joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) is consolidated. The ownership of Dock 79 attributable to our partner MidAtlantic Realty Partners, LLC (MRP) is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Asset management	$721	430	2,089	1,733
Mining royalty lands	2,507	2,302	7,094	7,164
Development	290	307	862	892
Stabilized Joint Venture	2,580	2,844	7,685	8,171
	6,098	5,883	17,730	17,960

Operating profit (loss):
Before corporate expenses:
Asset management	$200	8	700	233
Mining royalty lands	2,291	2,103	6,486	6,605
Development	(659)	(629)	(2,136)	(1,747)
Stabilized Joint Venture	386	608	1,379	1,657
Operating profit before corporate expenses	2,218	2,090	6,429	6,748
Corporate expenses:
Allocated to asset management	(165)	(168)	(738)	(470)
Allocated to mining royalty lands	(53)	(44)	(234)	(123)
Allocated to development	(381)	(479)	(1,710)	(1,219)
Allocated to stabilized joint venture	(38)	(41)	(168)	(116)
Total corporate expenses	(637)	(732)	(2,850)	(1,928)
	$1,581	1,358	3,579	4,820

Interest expense	$46	129	142	989

Depreciation, depletion and amortization:
Asset management	$137	154	529	527
Mining royalty lands	60	36	160	130
Development	53	54	160	161
Stabilized Joint Venture	1,188	1,187	3,557	3,572
	$1,438	1,431	4,406	4,390
Capital expenditures:
Asset management	$233	824	787	8,642
Mining royalty lands	—	—	—	—
Development	1,754	167	2,371	415
Stabilized Joint Venture	46	194	42	304
	$2,033	1,185	3,200	9,361

	September 30,	December 31,
Identifiable net assets	2020	2019

Asset management	$11,323	18,468
Mining royalty lands	37,617	38,409
Development	182,567	179,357
Stabilized Joint Venture	136,679	133,956
Investments available for sale at fair value	104,624	137,867
Cash items	61,548	26,793
Unallocated corporate assets	1,772	3,298
	$536,130	538,148

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $290,000 and $347,000 for the three months ended September 30, 2020 and 2019 and $870,000 and $976,000 for the nine months ended September 30, 2020 and 2019, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

Long-term debt is summarized as follows (in thousands):

	September 30,	December 31,
	2020	2019
Riverfront permanent loan	$89,027	88,925
Less portion due within one year	—	—
	$89,027	88,925

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1 Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1 Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of September 30, 2020, there was no debt outstanding on this revolver, $411,000 outstanding under letters of credit and $19,589,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 1.149% on September 30, 2020. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2020, these covenants would have limited our ability to pay dividends to a maximum of $219 million combined. The Company was in compliance with all covenants as of September 30, 2020.

On November 17, 2017, Riverfront Holdings I, LLC (the "Joint Venture") refinanced the Dock 79 project pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank ("Loan Documents"). The Joint Venture, which was formed between the Company and MRP in 2014 in connection with the development of the Riverfront on the Anacostia property, borrowed a principal sum of $90,000,000 in connection with the refinancing. The loan is secured by the Dock 79 real property and improvements, bears a fixed interest rate of 4.125% per annum and has a term of 120 months. During the first 48 months of the loan term, the Joint Venture will make monthly payments of interest only, and thereafter, make monthly payments of principal and interest in equal installments based upon a 30-

year amortization period. The loan is a non-recourse loan. However, all amounts due under the Loan Documents will become immediately due upon an event of default by the Joint Venture, such events including, without limitation, Joint Venture's (i) failure to: pay, permit inspections or observe covenants under the Loan Documents, (ii) breach of representations made under the Loan Documents (iii) voluntary or involuntary bankruptcy, and (iv) dissolution, or the dissolution of the guarantor. MRP has executed a carve-out guaranty in connection with the loan.

Debt cost amortization of $34,000 and $102,000 was recorded during the three and nine months ended September 30, 2020, respectively. During the three months ended September 30, 2020 and September 30, 2019 the Company capitalized interest costs of $948,000 and $870,000, respectively. During the nine months ended September 30, 2020 and September 30, 2019 the Company capitalized interest costs of $2,823,000 and $1,960,000, respectively.

(6) Earnings per Share.

The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	9,517	9,843	9,646	9,903

Common shares issuable under
share based payment plans
which are potentially dilutive	28	43	35	42

Common shares used for diluted
earnings per common share	9,545	9,886	9,681	9,945

Income from continuing operations	$5,271	1,902	10,747	6,495
Discontinued operations	$—	(13)	—	6,849
Net income attributable to the Company	$5,455	2,001	11,222	13,724

Basic earnings per common share:
Income from continuing operations	$0.55	0.19	1.11	0.66
Discontinued operations	$—	—	—	0.69
Net income attributable to the Company	$0.57	0.20	1.16	1.39

Diluted earnings per common share:
Income from continuing operations	$0.55	0.19	1.11	0.65
Discontinued operations	$—	—	—	0.69
Net income attributable to the Company	$0.57	0.20	1.16	1.38

For the three and nine months ended September 30, 2020, 74,065 and 53,545 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2019, 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the first nine months the Company repurchased 379,809 shares at an average cost of $41.30.

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

In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 443,820 at September 30, 2020. In March 2020, 11,448 shares of stock were granted to employees rather than stock options as in prior years.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock option grants	$24	29	71	86
Restricted stock awards granted in 2020	46	—	140	—
Employee stock grant	—	—	530	—
Unrestricted employee stock award	—	50	—	50
Annual director stock award	—	70	500	70
	$70	149	1,241	206

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2020	132,504	$33.82	5.8	$1,631
Granted	—	$—		$—
Exercised	—	$—		$—
Outstanding at September 30, 2020	132,504	$33.82	5.0	$1,631

Exercisable at September 30, 2020	114,189	$32.11	4.5	$1,333
Vested during nine months ended
September 30, 2020	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,216,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,234,000 based on the market closing price of $41.67 on September 30, 2020 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2020 was $219,000, which is expected to be recognized over a weighted-average period of 3.1 years.

A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2020	0
Granted	20,520	$46.30		$950
Outstanding at September 30, 2020	20,520	$46.30	3.7	$950

Total compensation cost of restricted stock granted but not yet vested as of September 30, 2020 was $809,000 which is expected to be recognized over a weighted-average period of 3.7 years.

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

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 32.1% of the Company’s consolidated revenues during the nine months ended September 30, 2020 and $374,000 of accounts receivable at September 30, 2020.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank.  At times, such amounts may exceed FDIC limits.

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

At September 30, 2020 the Company was invested in 46 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,117,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $297,000 in its net investment income related to bonds that were sold in 2020. The amortized cost of the investments was $103,507,000 and the carrying amount and fair value of such bonds were $104,624,000 as of September 30, 2020.

At September 30, 2020 and 2019, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2020, the carrying amount and fair value of such other long-term debt was $89,027,000 and $95,138,000, respectively. At September 30, 2019, the carrying amount and fair value of such other long-term debt was $88,891,000 and $94,658,000, respectively.

(11) Investments in Joint Ventures.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the nine months ended September 30, 2020 includes a loss of $33,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). In 2016, the Company entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for four buildings through September 15, 2022 from TRUIST BANK at 2.5% over Daily 1 Month LIBOR. The balance outstanding on these loans at September 30, 2020 was $12,211,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a partnership to develop Phase II of our RiverFront on the Anacostia project and closed on construction financing with Eagle Bank. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the partnership including development costs paid prior to the formation of the partnership and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through June 30, 2019. The Company records interest income for this loan and a loss in equity in ventures for our 80% equity in the partnership. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over Daily 1 Month LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The loan balance at September 30, 2020 was $63,466,000. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

Bryant Street Partnerships. On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over Daily 1 Month LIBOR. The loan matures March 13, 2023 with up to two extensions of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.10 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. Borrower may prepay a portion of the unpaid principal to satisfy such tests. The loan balance at September 30, 2020 was $60,342,000. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. Entitlements for the development of the property are complete, a homebuilder is under contract to purchase all of the 126 recorded building lots. The first phase of settlement occurred in May 2020, resulting in a $2.67 million principal and interest payment, with subsequent payments of $1.26 million in principal and interest payments in the third quarter.

DST Hickory Creek. In July 2019, the Company invested $6 million in 1031 proceeds from two sales in 2019 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek Apartments, DST.  The Company is 26.65% beneficial owner and receives monthly distributions. The DST owns a 294-unit garden-style apartment community consisting of 19 three-story apartment buildings containing 273,940 rentable square feet on approximately 20.4 acres of land.  The property was constructed in 1984 and substantially renovated in 2016.  The DST purchased the property in April, 2019 for $45,600,000 with ten-year financing obtained for $29,672,000 at 3.74% with a 30 year amortization period, interest only for five years. The Company’s equity interest in the trust is accounted for under the cost method because we do not have significant influence over the operating and financial policies. Monthly distributions are recorded as equity in gain or loss of joint ventures. Distributions of $254,000 were received in the first nine months of 2020.

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

1800 Half Street. On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease to Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $37.3 million. MRP will contribute the remainder of its equity in 2020. The land was acquired in two pieces over first half of 2020. On June 26, 2020 the partnership closed on a construction loan with Truist Bank for up to $74 million at an interest rate of 2.25% over Daily 1 Month LIBOR. The loan matures June 26, 2024 with one extension of two years requiring a .25% fee, paying principal monthly under a 30-year amortization schedule, and meeting a 9.9% debt yield after the first year. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting because all major decisions are shared equally.

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

Investments in Joint Ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of September 30, 2020
Brooksville Quarry, LLC	50.00%	$7,463	14,306	(66)	(33)
BC FRP Realty, LLC	50.00%	5,233	22,726	(311)	(157)
RiverFront Holdings II, LLC	80.00%	24,429	106,289	(3,116)	(2,749)
Bryant Street Partnerships	61.36%	60,059	156,638	(126)	(1,317)
Hyde Park		591	591	—	—
DST Hickory Creek	26.65%	6,000	48,303	(255)	254
Amber Ridge Loan		9,970	9,970	—	—
1800 Half St. Owner, LLC	61.37%	37,748	52,933	147	141
Greenville/Woodfield Partnerships	40.00%	16,093	44,896	176	88
Total		$167,586	456,652	(3,551)	(3,773)

As of December 31, 2019
Brooksville Quarry, LLC	50.00%	$7,499	14,316	(84)	(42)
BC FRP Realty, LLC	50.00%	5,391	22,969	(1,114)	(591)
RiverFront Holdings II, LLC	80.00%	25,975	88,235	(95)	(871)
Bryant Street Partnerships	61.36%	58,353	96,477	260	(573)
Hyde Park		3,492	3,492	—	—
DST Hickory Creek	26.65%	6,000	49,369	(168)	123
Amber Ridge Loan		509	509	—	—
1800 Half St. Owner, LLC	59.73%	37,314	40,161	—	—
Greenville/Woodfield Partnerships	40.00%	15,919	19,214	—	—
Total		$160,452	334,742	(1,201)	(1,954)

 Summarized Financial Information for the Investments in Joint Ventures (in thousands):

	As of September 30, 2020					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$104,647	156,022	45,787	32,358	32,768	$371,582
Cash and cash equivalents	1,330	483	1,397	17,765	11,754	32,729
Unrealized rents & receivables	81	110	697	0	0	888
Deferred costs	231	23	422	2,810	374	3,860
Total Assets	$106,289	156,638	48,303	52,933	44,896	$409,059

Secured notes payable	$63,082	57,792	29,279	0	0	$150,153
Other liabilities	2,670	20,213	229	2,969	4,996	31,077
Capital – FRP	35,550	58,527	5,009	37,481	15,960	152,527
Capital - Third Parties	4,987	20,106	13,786	12,483	23,940	75,302
Total Liabilities and Capital	$106,289	156,638	48,303	52,933	44,896	$409,059

	As of September 30, 2020
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,289	22,063	591	9,970	371,582	$418,495
Cash and cash equivalents	17	82	0	0	32,729	32,965
Unrealized rents & receivables	0	235	0	0	888	1,123
Deferred costs	0	346	0	0	3,860	4,069
Total Assets	$14,306	22,726	591	9,970	409,059	$456,652

Secured notes payable	$0	12,268	0	0	150,153	$162,421
Other liabilities	62	104	0	0	31,077	31,243
Capital – FRP	7,463	5,177	591	9,970	152,527	175,728
Capital - Third Parties	6,781	5,177	0	0	75,302	87,260
Total Liabilities and Capital	$14,306	22,726	591	9,970	409,059	$456,652

	As of December 31, 2019					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$87,521	95,903	46,685	14,391	1,889	$246,389
Cash and cash equivalents	630	387	1,764	25,770	17,325	45,876
Unrealized rents & receivables	82	158	446	0	0	686
Deferred costs	2	29	474	0	0	505
Total Assets	$88,235	96,477	49,369	40,161	19,214	$293,456

Secured notes payable	$38,564	1,660	29,246	0	0	$69,470
Other liabilities	6,771	17,183	120	1,363	1,889	27,326
Capital - FRP	37,284	57,479	6,000	37,314	15,919	153,996
Capital - Third Parties	5,616	20,155	14,003	1,484	1,406	42,664
Total Liabilities and Capital	$88,235	96,477	49,369	40,161	19,214	$293,456

	As of December 31, 2019
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,293	22,423	3,492	509	246,389	$287,106
Cash and cash equivalents	18	15	0	0	45,876	45,909
Unrealized rents & receivables	0	220	0	0	686	906
Deferred costs	5	311	0	0	505	821
Total Assets	$14,316	22,969	3,492	509	293,456	$334,742

Secured notes payable	$0	12,103	0	0	69,470	$81,573
Other liabilities	2	196	0	0	27,326	27,524
Capital - FRP	7,500	5,335	3,492	509	153,996	170,832
Capital - Third Parties	6,814	5,335	0	0	42,664	54,813
Total Liabilities and Capital	$14,316	22,969	3,492	509	293,456	$334,742

The Company’s capital recorded by the unconsolidated Joint Ventures is $8,199,000 more than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due to the lower basis in property contributed.

The amount of consolidated retained earnings for these joint ventures was $(6,879,000) and $(4,127,000) as of September 30, 2020 and December 31, 2019 respectively.

(12) Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. The results of operations associated with discontinued operations for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019
Lease Revenue	$—	460

Cost of operations:
Depreciation, depletion and amortization	(24)	17
Operating expenses	12	246
Property taxes	—	46
Management company indirect	—	—
Corporate expenses	—	—
Total cost of operations	(12)	309

Total operating profit	12	151

Interest expense	—	—
21

Gain (loss) on sale of buildings	(30)	9,238

Income (loss) before income taxes	(18)	9,389
Provision for (benefit from) income taxes	(5)	2,540

Income (loss) from discontinued operations	$(13)	6,849

Earnings per common share:
Income (loss) from discontinued operations-
Basic	$0.00	0.69
Diluted	$0.00	0.69

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

As of September 30, 2020, the Asset Management Segment owned three commercial properties as follows:

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

3) Cranberry Office Park consists of five office buildings totaling 268,010 square feet which are 78.6% occupied at September 30, 2020.

To take advantage of market cycles and attract a wide range of top tier buyers, management focuses on several factors in this segment to facilitate a successful and profitable sale. The major factors we focus on are (1) net operating income growth, (2) growth in occupancy, (3) average annual occupancy rate (defined as the occupied square feet at the end of each month during a fiscal year divided by the number of months to date in that fiscal year as a percentage of the average number of square feet in the portfolio over that same time period), (4) tenant retention success rate (as a percentage of total square feet to be renewed), (5) building and refurbishing assets to meet Class A and Class B institutional grade classifications, and (6) reducing complexities and deferred capital expenditures to maximize sale price.

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

Additionally, these locations provide us with opportunities for valuable “second lives” for these assets through proper land planning and entitlement.

Significant “2nd life” Mining Lands:

Location	Acreage	Status
Brooksville, Fl	4,280 +/-	Development of Regional of Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,907 +/-	Approval in place for 105, 1 acre, waterfront residential lots after mining completed.
Total	6,187 +/-

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

At September 30, 2020 this segment owned the following future development parcel:

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing.	$6,068,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$8,969,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2021 with one 5-year renewal option.	$7,885,000
Total	77.5		$22,922,000

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

SQUARE 664E, WASHINGTON, DC: This property sits on the Anacostia River at the base of South Capitol Street in an area known as Buzzard Point, less than half a mile down river from our RiverFront on the Anacostia property. The Square 664E property is approximately two acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The lease terminates on August 31, 2021 and Vulcan has exercised its option to renew for one additional period of five years. In July 2018, Audi Field, the home of the DC United professional soccer club, opened its doors to patrons in Buzzard Point. Under normal circumstances the 20,000 seat stadium hosts 17 home games each year in addition to other outdoor events. The stadium is separated from our property by 1800 Half Street, the property acquired in a joint venture between the Company and MRP in December 2019.

The third leg of our Development Segment consists of investments in joint venture for properties in development as described below:

Development Segment - Investments in Joint Ventures (in thousands):

	As of September 30, 2020					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$104,647	156,022	45,787	32,358	32,768	$371,582
Cash and cash equivalents	1,330	483	1,397	17,765	11,754	32,729
Unrealized rents & receivables	81	110	697	0	0	888
Deferred costs	231	23	422	2,810	374	3,860
Total Assets	$106,289	156,638	48,303	52,933	44,896	$409,059

Secured notes payable	$63,082	57,792	29,279	0	0	$150,153
Other liabilities	2,670	20,213	229	2,969	4,996	31,077
Capital – FRP	35,550	58,527	5,009	37,481	15,960	152,527
Capital - Third Parties	4,987	20,106	13,786	12,483	23,940	75,302
Total Liabilities and Capital	$106,289	156,638	48,303	52,933	44,896	$409,059

	As of September 30, 2020
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,289	22,063	591	9,970	371,582	$418,495
Cash and cash equivalents	17	82	0	0	32,729	32,965
Unrealized rents & receivables	0	235	0	0	888	1,123
Deferred costs	0	346	0	0	3,860	4,069
Total Assets	$14,306	22,726	591	9,970	409,059	$456,652

Secured notes payable	$0	12,268	0	0	150,153	$162,421
Other liabilities	62	104	0	0	31,077	31,243
Capital – FRP	7,463	5,177	591	9,970	152,527	175,728
Capital - Third Parties	6,781	5,177	0	0	75,302	87,260
Total Liabilities and Capital	$14,306	22,726	591	9,970	409,059	$456,652

Brooksville Quarry, LLC.. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the year ended September 30, 2020 includes a loss of $33,000 representing the Company’s portion of the loss of this joint venture (not including FRP’s royalty revenues).

BC Realty, LLC (Windlass Run). In March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in December 2018. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for 4 buildings through September 15, 2022 from TRUIST BANK at 2.5% over Daily 1 Month LIBOR. The balance outstanding on these loans at September 30, 2020 was $12,211,000.

RiverFront Holdings II, LLC. On May 4, 2018, the Company and MRP formed a Joint Venture to develop Phase II and closed on construction financing with Eagle Bank. Phase II on the Anacostia known as The Maren is a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 SF of retail. The Company has contributed its land with an agreed value of $16.3 million (cost basis of $4.6 million) and $6.2 million of cash. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to the formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced through December 31, 2019. The loan from Eagle Bank allows draws of up to $71 million during construction at an interest rate of 3.25% over Daily 1 Month LIBOR. The loan is interest only and matures in 36 months with a 12-month extension assuming completion of construction and at least one occupancy. There is a provision for an additional 60 months extension with a 30-year amortization of principal at 2.15% over seven-year US Treasury Constant if NOI is sufficient for a 9% yield. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project. Construction began in April 2018,

with substantial completion in March 2020, and stabilization (meaning 90% of the individual apartments are leased and occupied by third party tenants) in early 2021.

Bryant Street Partnerships: On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 85,681 SF of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in joint ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over Daily 1 Month LIBOR. The loan matures March 13, 2023 with up to two extensions of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.1 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee the Company will have a gain for $1.9 million when the loan is paid in full. Borrower may prepay a portion of the unpaid principal to satisfy such tests. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally. Construction began in February 2019, with substantial completion estimated in 3rd quarter 2021, and stabilization (meaning 88% of the individual apartments and retail are leased and occupied by third party tenants) in late 2022.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale. Entitlements for the development of the property are complete and a homebuilder is under contract to purchase all of the 126 recorded building lots. The first phase of settlement occurred in May 2020, resulting in a $2.67 million principal and interest payment, with subsequent payments of $1.26 million in principal and interest payments in the third quarter.

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

1800 Half Street. On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $37.3 million. The land was acquired in two pieces over first half of 2020. On June 26, 2020 the partnership closed on a construction loan with Truist Bank for up to $74 million at an interest rate of 2.25% over Daily 1 Month LIBOR. The loan matures June 26, 2024 with one extension of two years requiring a .25% fee, paying principal monthly under a 30 year amortization schedule, and meeting a 9.9% debt yield after the first year. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all major decisions are shared equally.

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

Dock 79. This first phase of our RiverFront on The Anacostia project is a joint venture owned by the Company (66%) and our partner, MRP Realty (34%) and is a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. For financial reporting purposes the Company consolidates this venture as it is considered the primary beneficiary of the Variable Interest Entity. As of September 30, 2020, the residential units were 94.43% occupied and 90.49% leased, while retail units are 76% leased with just one space remaining.

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

Comparative Results of Operations for the Three months ended September 30, 2020 and 2019

Consolidated Results

(dollars in thousands)	Three Months Ended September 30,
2020		2019	Change	%
Revenues:
Lease Revenue	$3,591	$3,581	$10	0.3%
Mining lands lease revenue	2,507	2,302	205	8.9%
Total Revenues	6,098	5,883	215	3.7%

Cost of operations:
Depreciation/Depletion/Amortization	1,438	1,431	7	0.5%
Operating Expenses	892	952	(60)	-6.3%
Property Taxes	706	740	(34)	-4.6%
Management company indirect	844	670	174	26.0%
Corporate Expense	637	732	(95)	-13.0%
Total cost of operations	4,517	4,525	(8)	-0.2%

Total operating profit	1,581	1,358	223	16.4%

Net investment income, including realized gains
of $55 and $144	1,814	2,019	(205)	-10.2%
Interest Expense	(46)	(129)	83	-64.3%
Equity in loss of joint ventures	(1,788)	(746)	(1,042)	139.7%
Gain on sale of real estate	5,732	126	5,606	4449.2%

Income before income taxes	7,293	2,628	4,665	177.5%
Provision for income taxes	2,022	726	1,296	178.5%
Income from continuing operations	5,271	1,902	3,369	177.1%

Loss from discontinued operations, net	—	(13)	13	-100.0%

Net income	5,271	1,889	3,382	179.0%
Loss attributable to noncontrolling interest	(184)	(112)	(72)	64.3%
Net income attributable to the Company	$5,455	$2,001	$3,454	172.6%

Net income for the third quarter of 2020 was $5,455,000 or $.57 per share versus $2,001,000 or $.20 per share in the same period last year. The third quarter of 2020 was impacted by the following items:

  Interest expense decreased $83,000 as we capitalized more interest on our joint venture construction projects.
  Loss on joint ventures increased $1,042,000 primarily due to operating loss at the Maren due to leasing efforts.
  Gain on sale of $5,732,000 from the sale of our building at 1801 62nd Street and the sale of 87 acres of our Ft. Myers property compared to $126,000 in the same period last year

Loss from discontinued operations for the third quarter of 2019 was ($13,000) or $.00 per share. The third quarter of 2019 included a $144,000 realized gain on bonds called early.

Asset Management Segment Results

	Three months ended September 30
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$721	100.0%	430	100.0%	291	67.7%

Depreciation, depletion and amortization	137	19.0%	154	35.8%	(17)	-11.0%
Operating expenses	139	19.3%	108	25.1%	31	28.7%
Property taxes	43	5.9%	70	16.3%	(27)	-38.6%
Management company indirect	202	28.0%	90	20.9%	112	124.4%
Corporate expense	165	22.9%	168	39.1%	(3)	-1.8%

Cost of operations	686	95.1%	590	137.2%	96	16.3%

Operating profit	$35	4.9%	(160)	-37.2%	195	-121.9%
29

Most of the Asset Management Segment was reclassified to discontinued operations leaving two commercial properties as well as Cranberry Run, which we purchased in the first quarter of 2019, and 1801 62nd Street which joined this segment on April 1 of 2019 and sold this quarter. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 78.6% leased and occupied. Total revenues in this segment were $721,000, up $291,000 or 67.7%, over the same period last year. Operating profit was $35,000, up $195,000 from an operating loss of ($160,000) in the same quarter last year due to 1801 62nd St being fully leased and occupied, improved leasing at Cranberry offset by the sale of 7030 Dorsey Road in June 2019.

Mining Royalty Lands Segment Results

	Three months ended September 30
(dollars in thousands)	2020	%	2019	%	Change	%

Mining lands lease revenue	$2,507	100.0%	2,302	100.0%	205	8.9%

Depreciation, depletion and amortization	60	2.4%	36	1.6%	24	66.7%
Operating expenses	16	0.6%	44	1.9%	(28)	-63.6%
Property taxes	59	2.4%	66	2.9%	(7)	-10.6%
Management company indirect	81	3.2%	53	2.3%	28	52.8%
Corporate expense	53	2.1%	44	1.9%	9	20.5%

Cost of operations	269	10.7%	243	10.6%	26	10.7%

Operating profit	$2,238	89.3%	2,059	89.4%	179	8.7%

Total revenues in this segment were $2,507,000 versus $2,302,000 in the same period last year. Total operating profit in this segment was $2,238,000, an increase of $179,000 versus $2,059,000 in the same period last year.

Development Segment Results

	Three months ended September 30
(dollars in thousands)	2020	2019	Change

Lease revenue	$290	307	(17)

Depreciation, depletion and amortization	53	54	(1)
Operating expenses	62	105	(43)
Property taxes	330	300	30
Management company indirect	504	477	27
Corporate expense	381	479	(98)

Cost of operations	1,330	1,415	(85)

Operating loss	$(1,040)	(1,108)	68

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

  We are in the PUD entitlement process for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook.” Hampstead Overlook received Concept Plan approval from the Town of Hampstead
30

  for 164 single and 91 town home residential units in February 2020, and the project is currently under Preliminary Plan review with the governing agencies.
  This quarter we received permit entitlements for two industrial buildings at Hollander Business Park totaling 145,750 square feet. We have started construction and anticipate shell completion in the third quarter of 2021.
  We finished shell building construction in December 2018 on the two office buildings in the first phase of our joint venture with St. John Properties. Shell building construction of the two retail buildings was completed in January 2019. We are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space. At quarter end, Phase I was 47% leased and 44% occupied.
  We are the principal capital source of a residential development venture in Baltimore County, Maryland known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10%. Additional proceeds and interest payments above a 20% preferred return on capital determine a split of profits. Entitlements for the development of the property are complete, and a homebuilder is under contract to purchase all the 126 recorded building lots. The first phase of settlement occurred in May 2020, resulting in a $2.67 million principal and interest payment, with subsequent payments of $1.26M in principal and interest payments in the third quarter. Currently all principal and $322,605 in accrued interest has been repaid.
  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.” We have committed up to $18.5 million in exchange for an interest rate of 10%. Additional proceeds and interest payments above a 20% preferred return on capital determine a split of profits. Amber Ridge will hold 187 town homes. We are currently pursuing entitlements, mass grading the site, and have two homebuilders under contract to purchase all 187 units upon completion of development infrastructure.
  In April 2018, we began construction on Phase II of our RiverFront on the Anacostia project, now known as “The Maren.” The 14-story project has 264 units and 6,937 net leasable square feet of ground floor retail and received its certificate of occupancy at the end of September. Lease-up commenced in earnest in the second week of March. At the end of the quarter, the Maren’s residential units were 76.14% leased, and 68.94% occupied.
  In December 2018, the Company entered into a joint venture agreement with MRP for the development of the first phase of a multifamily, mixed-use development in northeast Washington, DC known as “Bryant Street.” The project is comprised of four buildings, with 487 units and 85,681 net leasable square feet of retail. FRP contributed $32 million in common equity and another $23 million in preferred equity to the joint venture. Construction began in February 2019 and as of the end of the quarter was 78% complete. Bryant Street is currently on time, within budget, and expected to be complete in the fourth quarter of 2021, with the first of the four buildings delivering in the fourth quarter of 2020. This project is located in an opportunity zone and has allowed us to defer $14.9 million in taxes associated with the sale of our industrial assets.
  In December 2019, the Company entered into a joint venture agreement with MRP for the development of a mixed-use project known as “1800 Half Street.” The development is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia, currently under lease by Vulcan, and Audi Field, the home stadium of the DC United. The 10-story structure will have 344 apartments and 11,246 square feet of ground floor retail. FRP contributed $37.3 million in common equity. The project is a qualified opportunity zone investment and will defer just over $10 million in taxes associated with the sale of our industrial assets. In June 2020, we closed on a $74 million construction loan, and we began construction at the end of August.
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

Stabilized Joint Venture Segment Results

	Three months ended September 30
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$2,580	100.0%	2,844	100.0%	(264)	-9.3%

Depreciation, depletion and amortization	1,188	46.0%	1,187	41.7%	1	0.1%
Operating expenses	675	26.2%	695	24.4%	(20)	-2.9%
Property taxes	274	10.6%	304	10.7%	(30)	-9.9%
Management company indirect	57	2.2%	50	1.8%	7	14.0%
Corporate expense	38	1.5%	41	1.5%	(3)	-7.3%

Cost of operations	2,232	86.5%	2,277	80.1%	(45)	-2.0%

Operating profit	$348	13.5%	567	19.9%	(219)	-38.6%

Dock 79’s average residential occupancy for the quarter was 93.29%, and at the end of the quarter, Dock 79’s residential units were 90.49% leased and 94.43% occupied. This quarter, 52.31% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. Net Operating Income this quarter for this segment was $1,634,000, down $215,000 or 11.63% compared to the same quarter last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit garden-style apartment community known as Hickory Creek consisting of 19 three-story apartment buildings containing 273,940 rentable square feet.  Hickory Creek was constructed in 1984 and substantially renovated in 2016 and is located in suburban Richmond, Virginia. The Company is 26.649% beneficial owner and receives monthly distributions. Third quarter distributions were $86,000. The project is a qualified 1031 like-kind exchange investment and will defer $790,000 in taxes associated with the sales of 7030 Dorsey Road and 1502 Quarry Drive.

Comparative Results of Operations for the Nine months ended September 30, 2020 and 2019

Consolidated Results

(dollars in thousands)	Nine Months Ended September 30,
2020		2019	Change	%
Revenues:
Lease Revenue	$10,636	$10,796	$(160)	-1.5%
Mining lands lease revenue	7,094	7,164	(70)	-1.0%
Total Revenues	17,730	17,960	(230)	-1.3%

Cost of operations:
Depreciation/Depletion/Amortization	4,406	4,390	16	0.4%
Operating Expenses	2,598	2,744	(146)	-5.3%
Property Taxes	2,089	2,206	(117)	-5.3%
Management company indirect	2,208	1,872	336	17.9%
Corporate Expense	2,850	1,928	922	47.8%
Total cost of operations	14,151	13,140	1,011	7.7%

Total operating profit	3,579	4,820	(1,241)	-25.7%

Net investment income, including realized gains
of $297 and $591	5,915	5,813	102	1.8%
Interest Expense	(142)	(989)	847	-85.6%

Equity in loss of joint ventures	(3,773)	(1,282)	(2,491)	194.3%
Gain on real estate investments	9,329	662	8,667	1309.2%

Income before income taxes	14,908	9,024	5,884	65.2%
Provision for income taxes	4,161	2,529	1,632	64.5%
Income from continuing operations	10,747	6,495	4,252	65.5%

Income from discontinued operations, net	—	6,849	(6,849)	-100.0%

Net income	10,747	13,344	(2,597)	-19.5%
Loss attributable to noncontrolling interest	(475)	(380)	(95)	25.0%
Net income attributable to the Company	$11,222	$13,724	$(2,502)	-18.2%`

Net income for first nine months of 2020 was $11,222,000 or $1.16 per share versus $13,724,000 or $1.38 per share in the same period last year. Income from discontinued operations for the first nine months of 2019 was $6,849,000 or $.69 per share. Income from continuing operations increased $4,252,000 or 66% and was impacted by the following items:

  Corporate expense stock compensation of $1,241,000 compared to $206,000 in the same period last year due the timing of stock grants.
  Interest expense decreased $847,000 as we capitalized more interest on our joint venture construction projects.
  Loss on joint ventures increased $2,491,000 primarily due to our share of the Bryant Street preferred interest, $354,000 amortization of guarantee liability related to the Bryant Street loan, $2,121,000 operating loss at the Maren due to pre-leasing efforts, partially offset by interest income generated in our opportunity zone investments prior to the funds being deployed.
  Gain on sale of $9,329,000 compared to $662,000 in the same period last year from the sale of the three remaining lots at our Lakeside Business Park, 1801 62nd Street, Gulf Hammock, and 87 acres from our Ft. Myers property.

Asset Management Segment Results

	Nine months ended September 30
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$2,089	100.0%	1,733	100.0%	356	20.5%

Depreciation, depletion and amortization	529	25.3%	527	30.4%	2	0.4%
Operating expenses	332	15.9%	492	28.4%	(160)	-32.5%
Property taxes	91	4.4%	216	12.5%	(125)	-57.9%
Management company indirect	437	20.9%	265	15.3%	172	64.9%
Corporate expense	738	35.3%	470	27.1%	268	57.0%

Cost of operations	2,127	101.8%	1,970	113.7%	157	8.0%

Operating profit	$(38)	-1.8%	(237)	-13.7%	199	-84.0%

Most of the Asset Management Segment was reclassified to discontinued operations leaving two commercial properties as well as Cranberry Run, which we purchased in the first quarter of 2019, and 1801 62nd Street which joined this segment on April 1 of 2019, but was sold in July 2020. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 78.6% leased and occupied. Total revenues in this segment were $2,089,000, up $356,000 or 20.5%, over the same period last year. Operating loss was ($38,000), down $199,000 from an operating loss of ($237,000) in the same period last year due to higher allocation of corporate expenses.

Mining Royalty Lands Segment Results

	Nine months ended September 30
(dollars in thousands)	2020	%	2019	%	Change	%

Mining lands lease revenue	$7,094	100.0%	7,164	100.0%	(70)	-1.0%

Depreciation, depletion and amortization	160	2.3%	130	1.8%	30	23.1%
Operating expenses	43	0.6%	75	1.1%	(32)	-42.7%
Property taxes	191	2.7%	203	2.8%	(12)	-5.9%
Management company indirect	214	3.0%	151	2.1%	63	41.7%
Corporate expense	234	3.3%	123	1.7%	111	90.2%

Cost of operations	842	11.9%	682	9.5%	160	23.5%

Operating profit	$6,252	88.1%	6,482	90.5%	(230)	-3.5%

Total revenues in this segment were $7,094,000 versus $7,164,000 in the same period last year. Total operating profit in this segment was $6,252,000, a decrease of $230,000 versus $6,482,000 in the same period last year. The primary reason for this decrease is that we are no longer receiving double minimums at our Lake Louisa property, because our tenant, Cemex, received its final permit to begin mining the property in July 2019.

Development Segment Results

	Nine months ended September 30
(dollars in thousands)	2020	2019	Change

Lease revenue	$862	892	(30)

Depreciation, depletion and amortization	160	161	(1)
Operating expenses	415	246	169
Property taxes	1,019	918	101
Management company indirect	1,404	1,314	90
Corporate expense	1,710	1,219	491

Cost of operations	4,708	3,858	850

Operating loss	$(3,846)	(2,966)	(880)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

Stabilized Joint Venture Segment Results

	Nine months ended September 30
(dollars in thousands)	2020	%	2019	%	Change	%

Lease revenue	$7,685	100.0%	8,171	100.0%	(486)	-5.9%

Depreciation, depletion and amortization	3,557	46.3%	3,572	43.7%	(15)	-0.4%
Operating expenses	1,808	23.5%	1,931	23.6%	(123)	-6.4%
Property taxes	788	10.2%	869	10.6%	(81)	-9.3%
Management company indirect	153	2.0%	142	1.8%	11	7.7%
Corporate expense	168	2.2%	116	1.4%	52	44.8%

Cost of operations	6,474	84.2%	6,630	81.1%	(156)	-2.4%

Operating profit	$1,211	15.8%	1,541	18.9%	(330)	-21.4%

Dock 79’s average residential occupancy for the first nine months was 92.80%, and at the end of the third quarter, Dock 79’s residential units were 90.49% leased and 94.43% occupied. For the first nine months, 56.22% of expiring leases renewed with an average increase in rent on those renewals of 0.41% due to the mandated rent freeze on renewals that went into effect in March. Net Operating Income for this segment was $5,100,000, down $246,000 or 4.6% compared to the same period last year. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Distributions for Hickory Creek were $254,000 for the first nine months. The project is a qualified 1031 like-kind exchange investment in a Delaware Statutory Trust of which the Company is a 26.659% beneficial owner.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2020, we had $61,548,000 of cash and cash equivalents along with $104,624,000 of investments available for sale. As of September 30, 2020, we had no debt borrowed under our $20 million Wells Fargo revolver, $411,000 outstanding under letters of credit and $19,589,000 available to borrow under the revolver. In November 2017, we secured $90 million in permanent financing for Dock 79 from EagleBank, the proceeds of which were used to pay off $79 million of construction and mezzanine debt. The remainder was distributed pari passu between the Company and our partners.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended September 30,
	2020	2019
Total cash provided by (used for):
Operating activities	$13,353	15,021
Investing activities	22,729	40,131
Financing activities	(16,400)	(8,453)
Increase (decrease) in cash and cash equivalents	$19,682	46,699

Outstanding debt at the beginning of the period	$88,925	88,789
Outstanding debt at the end of the period	$89,027	88,891

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2020 was $13,353,000 versus $15,021,000 in the same period last year. Net cash used in operating activities of discontinued operations for the nine months ended September 30, 2019 was $1,756,000.

Investing Activities - Net cash provided by investing activities for the nine months ended September 30, 2020 was $22,729,000 versus $40,131,000 in the same period last year. The decrease was due primarily to the proceeds on the sale investments available for sale offset by the purchase of investments available for sale, while the prior year included the acquisition of Cranberry Business Park, and the preferred equity contribution to the RiverFront Holdings II joint venture.

At September 30, 2020 the Company was invested in 46 corporate bonds with individual maturities ranging from 2020 through 2022. The unrealized gain on these bonds of $1,117,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a realized gain of $297,000 in its net investment income related to bonds that were sold in 2020.

Financing Activities – Net cash used in investing activities was $16,400,000 versus $8,453,000 in the same period last year due primarily due to the increased purchase of company stock in the nine months ended September 30, 2020.

Credit Facilities - On February 6, 2019 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility (“Revolver”) with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1 Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1 Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2020, these covenants would have limited our ability to pay dividends to a maximum of $219 million combined.

On November 17, 2017, Riverfront Holdings I, LLC (the "Joint Venture") refinanced the Dock 79 project pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank ("Loan Documents"). The Joint Venture, which was formed between the Company and MRP in 2014 in connection with the development of the Riverfront on the Anacostia property, borrowed a principal sum of $90,000,000 in connection with the refinancing. The loan is secured by the Dock 79 real property and improvements, bears a fixed interest rate of 4.125% per annum and has a term of 120 months. During the first 48 months of the loan term, the Joint Venture will make monthly payments of interest only, and thereafter, make monthly payments of principal and interest in equal installments based upon a 30-year amortization period. The loan is a non-recourse loan. However, all amounts due under the Loan Documents will become immediately due upon an event of default by the Joint Venture, such events including, without limitation, Joint Venture's (i) failure to: pay, permit inspections or observe covenants under the Loan Documents, (ii) breach of representations made under the Loan Documents (iii) voluntary or involuntary bankruptcy, and (iv) dissolution, or the dissolution of the guarantor. MRP has executed a carve-out guaranty in connection with the loan.

Cash Requirements – The Board of Directors has authorized Management to repurchase shares of the Company’s common stock from time to time as opportunities arise. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. As of September 30, 2020, $15,252,000 was authorized for future repurchases of common stock. The Company does not currently pay any cash dividends on common stock.

The Company currently expects its capital expenditures for the remainder of 2020 to include approximately $19.7 million for real estate including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

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

Summary and Outlook. As we have settled into a post-COVID world, we remain fortunate and pleasantly surprised with how well our assets have responded. Aggregates royalties this quarter were well ahead of the same period last year, and we are now only 1% off of last year’s record numbers through the first nine months. And like last year, the royalties we have collected through the first nine months exceed the royalties we collected in any entire year prior to 2017. Unrelated to any mining activity, Lee County exercised their option to buy 87 acres from our quarry in Ft. Myers for $2.2 million in order to extend Alico Road and ease traffic in the area. This road extension will benefit any second life developments on our property once the reserves are depleted.

The lease up of the Maren continues to exceed our expectations. The building received its final certificate of occupancy at the end of September and is now officially “complete.” We signed 91 leases this past quarter and moved in 125 tenants. At quarter end, the building was 76% leased and 69% occupied, putting us within shouting distance of stabilization.

Unfortunately for Dock 79, the rent freeze on renewals was extended through the end of the year. Because our apartments come up for renewal two months prior to the end of the lease, we will not have the ability to increase rent on renewals for the rest of the year. In all likelihood the first quarter of 2021 will be affected as well. The current environment is less than ideal for our three retail tenants, but they are all currently open and serving customers. Occupancy remains above 90% and renewals are still in line with where they were in a pre-COVID world. We believe that the rapid lease-up of the Maren and the continued success of Dock 79 speak to the quality of these assets and the desirability of their location. Despite major construction and no baseball, waterfront real estate still demands a premium, and as working from home becomes more and more common, it is possible that the environment afforded by these assets has only served to increase their appeal.

Industrial has responded well to the pandemic, as evidenced by the sale in July of 1801 62nd Street at Hollander Business Park for $12.3 million. We had no issues with tenants paying rent and do not expect to. We had some concerns regarding our office tenants, but every tenant is currently paying rent and the only issue we had with back rent is one tenant who owes $6,500 for the month of April.

We are half a year into this pandemic, and we have been very fortunate. Our assets have performed nearly as well and sometimes better than they did a year ago. But while the people of this country have gotten used to life during a pandemic, COVID-19 as an economic factor may just be ramping up. Government intervention has shielded people and businesses from some of the financial realities of this disease, and as that well of assistance starts to dry up, it is possible that the second wave of the disease may be the first wave of real economic distress. We have yet to see any reason why our assets will not continue to perform well during this unusual time, but we have the safety net of a conservative balance sheet and substantial cash reserves to tide us over if they do. Regardless of what is happening right now or in the near future, we believe strongly in the long run viability of our business and its assets. The money we put back into it in the form of share buybacks is representative of that. To that end, during the first nine months of 2020, the Company repurchased 379,809 shares at an average cost of $41.30 per share.

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

Net Operating Income Reconciliation
Nine months ended 09/30/20 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	2,745	(2,055)	864	7,200	1,993	10,747
Income Tax Allocation	1,018	(762)	496	2,670	739	4,161
Income (loss) from continuing operations before income taxes	3,763	(2,817)	1,360	9,870	2,732	14,908

Less:
Equity in profit of Joint Ventures	—	—	254	—	—	254
Gains on sale of buildings	3,801	1,877	—	3,651	—	9,329
Unrealized rents	147	—	—	178	—	325
Interest income	—	3,146	—	—	2,769	5,915
Plus:
Unrealized rents	—	—	11	—	—	11
Equity in loss of Joint Venture	—	3,994	—	33	—	4,027
Interest Expense	—	—	105	—	37	142
Depreciation/Amortization	529	160	3,557	160	—	4,406
Management Co. Indirect	437	1,404	153	214	—	2,208
Allocated Corporate Expenses	738	1,710	168	234	—	2,850

Net Operating Income (loss)	1,519	(572)	5,100	6,682	—	12,729
37

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

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2020 was Daily 1 Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at September 30, 2020, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of September 30, 2020, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1
Through
July 31	18,547	$39.71	18,547	$7,849,000

August 1
Through
August 31	7,158	$40.59	7,158	$17,558,000

September 1
Through
September 30	55,801	$41.32	55,801	$15,252,000

Total	81,506	$40.89	81,506

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 43.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: November 12, 2020	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
42

FRP HOLDINGS, INC.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

