Form 10-K
period 2020-12-31
FRP HOLDINGS, INC.
filed 2021-03-19
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36769

_____________________

FRP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_____________________

FLORIDA	47-2449198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 396-5733

Title of each class	Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	FRPH	NASDAQ

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.10 par value	NASDAQ

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s stock outstanding as of March 17, 2021 was 9,387,823. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2020, the last day of business of our most recently completed second fiscal quarter, was $288,633,764. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2020 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than March 31, 2021 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in the report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to: the impact of the Covid-19 Pandemic on our operations and financial results; the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for apartments in Washington D.C. and Richmond, Virginia; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I

Item 1. BUSINESS.

FRP Holdings, Inc., a Florida corporation (the “Company”) was incorporated on April 22, 2014 in connection with a corporate reorganization that preceded the Spin-off of Patriot Transportation Holding, Inc. The Company’s predecessor issuer was formed on July 20, 1998. The business of the Company is conducted through our wholly-owned subsidiaries FRP Development Corp., a Maryland corporation, and Florida Rock Properties, Inc., a Florida corporation, and the various subsidiaries of each.

Our Business. The Company is a holding company engaged in various real estate businesses. Our business segments are: (i) leasing and management of commercial properties owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (ii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office buildings either alone or through joint ventures (the “Development Segment”), (iv) ownership, leasing and management of buildings through joint ventures (the “Stabilized Joint Venture Segment”).

The Asset Management Segment owns, leases and manages commercial properties. The Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million on May 21, 2018 and sold an additional industrial warehouse property to the same buyer on June 28, 2019 for $11.7 million, leaving only two commercial properties and one recent industrial acquisition (Cranberry Run Business Park, which we purchased in 2019) in the Asset Management Segment. In July 2020 we sold our property located at 1801 62nd Street, our most recent spec building in Hollander Business Park, which we acquired on April 1, 2019. Our overall business strategy includes the re-deployment of the warehouse portfolio sales proceeds into asset classes across various business segments that will allow management to exploit its knowledge and expertise, including mixed-use properties, raw land, existing buildings, and strategic partnerships located in core markets with growth potential.

Our Mining Royalty Lands Segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties and an additional 4,280 acres through our Brooksville joint venture with Vulcan Materials.  Other than one location in Virginia, all of our mining properties are located in Florida and Georgia.

Our Development Segment owns and continuously monitors the “highest and best use” of parcels of land that are in various stages of development. The overall strategy for this segment is to convert all of our non-income producing property into income-producing property through (i) an orderly process of constructing new apartment, retail, warehouse, and office buildings to be operated by the Company or (ii) a sale to, or joint venture with, third parties. Additionally, our Development Segment will form joint ventures on new developments of land not previously owned by the Company. Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial and industrial business parks providing 5–15 building pads which we typically convert into warehouse or office buildings. To date, our management team has converted 30 of these pads into developed buildings. Our typical practice has been to transfer these assets to the Asset Management Segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also occasionally sold several of these pad sites over time to third parties.

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

Customers. In the Mining Royalty Lands Segment, we have a total of five tenants currently leasing our mining locations, and Vulcan Materials Company (“Vulcan” or “Vulcan Materials”) accounted for 32.0% of the Company’s consolidated revenues in 2020. An event affecting Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant properties. Our hands on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 10 to the consolidated financial statements included in the accompanying 2020 Annual Report to Shareholders, which is incorporated herein by reference.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic is having an extraordinary impact on the world economy and the markets in which we operate. As an essential business, we have continued to operate throughout the pandemic in accordance with government guidelines and orders issued by state and local authorities. Our Dock 79 and Maren properties in Washington, D.C. suffered the principal impacts to our business from the pandemic during 2020 due to our retail tenants being unable to operate at full capacity, the lack of fan attendance at the Washington Nationals baseball park, and the rent freeze on lease renewals imposed in Washington, D.C. These restrictions and any future restrictions imposed by any federal, state, or local government may impact our ability lease retail spaces or increase rents.

Environmental Matters. The Company incurs costs from time to time to investigate and remediate environmental contamination on its real estate, in particular, in connection with our Development Segment. The Company's mining leases contain provisions under which the lessee is responsible for environmental liabilities and reclamation of mining sites at least to the extent required by law.

Employees. The Company employed 13 people and was provided services by three executive officers under a related party agreement at December 31, 2020.

Company Website. The Company’s website may be accessed at www.frpdev.com. All of our filings with the Securities and Exchange Commission are accessible through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

Risks Relating to the COVID-19 Pandemic

The current pandemic of the novel coronavirus COVID-19 could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, the novel coronavirus (COVID-19) pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity, contributed to significant volatility and negative pressure in financial markets and increased economic uncertainty. In response to the pandemic, many states and cities in which we own properties have instituted quarantines, restrictions on travel, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. In response to these restrictions and to protect employee safety, many of our employees continue to work remotely.

The restrictions in place as a result of the COVID-19 pandemic are negatively impacting many industries, especially the commercial real estate industry and mixed-use properties, which have apartment dwellers, small businesses, and restaurants as tenants. The significance, extent and duration of the impacts of the COVID-19 pandemic on our business and operations are dependent on factors that cannot be accurately predicted at this time, such as the continued severity and spread of the virus, the period of time during which mandated social distancing or other mitigation measures remain in place, and the timetable for implementing effective treatments and vaccines.

The financial performance of our mixed-use properties in Washington, D.C. (The Maren and Dock 79) has been adversely affected by the COVID-19 pandemic due to restrictions on the operation of local businesses, the rent freeze on lease renewals imposed in Washington, D.C., and the lack of fan attendance at the Washington Nationals baseball park. At this time, the Company anticipates that these factors will continue to impact The Maren and Dock 79 for at least the first half of 2021, which will adversely affect our financial condition, results of operations and cash flows.

Additionally, the COVID-19 pandemic could materially and adversely affect our ability to complete pending and planned construction projects in a timely manner due to restrictions imposed on construction activities, delays in the permitting process or delays in the supply of materials or labor necessary for construction.

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

We use debt to finance our operations, including acquisitions of properties. As of December 31, 2020, we had outstanding non-recourse mortgage indebtedness of $90,000,000, secured by developed real estate properties having a carrying value of $89,964,000. Our use of debt may have adverse consequences, including the following:

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

The replacement of LIBOR with an alternative reference rate may adversely affect interest expense related to outstanding debt and our financial results.

The United Kingdom’s Financial Conduct Authority (FCA) has announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we will likely need to agree upon a replacement index with our lenders, which would require an amendment to our borrowing arrangements that use LIBOR as a factor in determining the interest rate (including our credit agreement with Wells Fargo), and the interest rate thereunder will likely change.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (SOFR), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question.

The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition. Furthermore, any changes announced by the FCA, U.S. Federal Reserve, or other regulators in the method pursuant to which the reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates, which could have an adverse effect on our interest payments and our results of operations and financial condition.

Fluctuations in value of Bond Portfolio and losses on bonds sold.

As of December 31, 2020, the Company had total investments of $75,609,000 in corporate bonds with maturities ranging from 2021 through 2022. The Company measures the fair value of these investments on a quarterly basis and recognizes the unrealized gain or loss in its comprehensive income. As a result, the Company’s comprehensive income will be impacted by factors outside our control such as fluctuations in interest rates that impact the value of our investment portfolio. The Company could incur losses should it sell the bonds prior to maturity or if the bond issuer does not redeem the bond at par.

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

Risks Relating to our Common Stock

Certain shareholders have effective control of a significant percentage of FRP's common stock and would have significant influence on the outcome of any shareholder vote.

As of December 31, 2020, our Chief Executive Officer, John D. Baker, II beneficially owned approximately 14.8% of the outstanding shares of our common stock (79.8% of which are held in trusts under which voting power is shared with other family members) and members of his family who are (i) officers or directors of the company, (ii) required to report their beneficial ownership on Schedule 13D or Schedule 13G, or (iii) are members of his immediate family beneficially own, collectively, an additional 20.8% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) approximately 20,000 acres of land in Florida, Georgia, Maryland, Virginia, South Carolina, and the District of Columbia. This land is generally held by the Company in four distinct segments: (i) Asset Management Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned and held for investment to be further developed for future income production or sales to third parties), and (iv) Stabilized Joint Venture Segment (ownership, leasing and management of buildings through joint ventures).

Asset Management Segment. As of December 31, 2020, the Asset Management Segment owned three commercial properties in fee simple as follows:

1) 34 Loveton Circle in suburban Baltimore County, Maryland consists of one office building totaling 33,708 square feet which is 95.1% occupied (16% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.

2) 155 E. 21st Street in Duval County, Florida was an office building property that remains under lease through March 2026. We permitted the tenant to demolish all structures on the property during 2018.

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 268,010 square feet which are 87.6% occupied. The property is subject to commercial leases with various tenants.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. The Company sold an additional warehouse property, which was excluded from the initial sale due to the tenant exercising its right of first refusal to purchase the property, to the same buyer for $11.7 million on June 28, 2019. The warehouse portfolio sale resulted in the disposition of all of the Company’s industrial flex/office warehouse properties prior to the sale date and constituted a major strategic shift and, as a result, these properties have been reclassified as discontinued operations for all periods presented in the financial statements filed herewith.

Mining Royalty Lands Segment – Mining Properties. The following table sets forth a summary of the mining royalty lands owned by the Company or its subsidiaries in fee simple and estimated reserves at December 31, 2020. These properties are subject to mining leases with various tenants, including Vulcan Materials, Martin Marietta, Cemex, Argos, and The Concrete Company.

	Tons Sold in Year Ended 12/31/2020 (000’s)	Tons of Estimated Reserves at 12/31/2020 (000’s)

The Company owns nine properties currently being
mined in Grandin, Fort Myers, Keuka, Newberry,
and Astatula, Florida; Columbus, Macon, and
Tyrone, Georgia; and Manassas, Virginia
comprising approximately 12,657 acres.	8,206	428,292

The Company owns four properties that are leased
for mining but are not currently being mined in
Marion County and Lake Louisa and Lake Sand in Lake County, Florida and Forest Park Georgia
comprising approximately 2,452 acres.	0	73,369

In May 2014, the Company entered into an amendment to our lease with Vulcan for our Fort Myers location requiring that the mining be accelerated and that the mining plan be conformed to accommodate the future construction of up to 105 residential dwelling units around the mined lakes. In return, the Company granted Lee County an option to purchase a right of way for a connector road that would benefit the residential area on our property and to place a conservation easement on part of the property, which the County exercised in 2020. Mining activity commenced in 2017 following Lee County’s issuance of a mine operating permit allowing Vulcan to begin production.

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa, Florida. The county issued the permit in July 2019. After completing the work necessary to prepare this site to become an active sand mine, Cemex expects to begin mining by the end of 2021.

Mining Royalty Lands Segment - Brooksville Joint Venture. In 2006, a subsidiary of the Company entered into a joint venture agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In 2020, 285,000 tons were sold, and estimated reserves were 4,326,000 as of December 31, 2020. During 2017, the Company extended the mining lease on this property for an additional ten years (through 2032) in exchange for an increase in production of 100,000 tons by December 31, 2023.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 160 acres of investment property in Brooksville, Florida.

Development Segment – Warehouse/Office Land.

At December 31, 2020 this segment owned the following future development parcels:

1)	25 acres of horizontally developed land capable of supporting 226,750 square feet of warehouse, office, and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.
2)	55 acres of land that will be capable of supporting over 625,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.

Development Segment – Land Held for Investment or Sale.

At December 31, 2020, this segment owned the following development parcels:

1)	RiverFront on the Anacostia: The RiverFront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permits the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), which was completed through a joint venture with MRP Realty and which consisted of a single building with residential and retail uses, became our fourth business segment in July 2017, now known as the Stabilized Joint Venture Segment. Construction began on the second phase (now known as the Maren) in April 2018. This project, like Dock 79, consists of a single building with residential and retail uses, and it received its certificate of occupancy in September 2020. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring April 5, 2023, permitting 599,545 square feet of development.

2)	Hampstead Trade Center: The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.
13

3)	Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 85,681 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site.

4)	1800 Half Street: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

5)	Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our RiverFront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant. The initial term of the lease terminates on August 31, 2021, and Vulcan has exercised its option to renew for one additional period of five years. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

6)	.408 Jackson: In December 2019, the Company entered into a joint venture with a new partner, Woodfield Development, for the acquisition and development of a mixed-use project known as “.408 Jackson” in Greenville, South Carolina. Woodfield specializes in Class-A multi-family, mixed use developments primarily in the Carolinas and DC. The project is located across the street from Greenville’s minor league baseball stadium and will hold 227 multi-family units and 4,700 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

7)	Riverside: In December 2019, the Company entered into a joint venture with Woodfield Development for the acquisition and development of a 200-unit multi-family apartment project located at 1430 Hampton Avenue, Greenville, South Carolina. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

8)	Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, Maryland, into a multi-building business park consisting of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2020 Phase I was 46.7% leased and 44.3% occupied, the subsequent phases will follow as each phase is stabilized.

Stabilized Joint Venture Segment.

We renamed this segment from RiverFront on the Anacostia to the Stabilized Joint Venture Segment as we intend to transfer additional joint ventures from our Development Segment into this segment as they reach stabilization.

At December 31, 2020, this segment owned the following stabilized joint ventures:

1)	Dock 79: Dock 79 (Phase I of the Riverfront on the Anacostia development) is a 305-unit residential apartment building with approximately 18,000 square feet of first floor retail space. The property is situated on approximately 2.1 acres of land located on Potomac Avenue in Washington, DC, across the street from the Nationals Park.

2)	DST Hickory Creek: In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit garden-style apartment community located in Henrico County, Virginia known as Hickory Creek, which consists of 19 three-story apartment buildings containing 273,940 rentable square feet. Hickory Creek was constructed in 1984 and substantially renovated in 2016. The Company is 26.649% beneficial owner and receives monthly distributions.

Item 3. LEGAL PROCEEDINGS.

Through its joint venture with MRP Realty, the Company is redeveloping the property located at 680 Rhode Island Avenue N.E. in Washington, D.C. In connection with the redevelopment, the Company discovered and removed three underground storage tanks. Post-excavation sampling of the sidewall and soil was conducted to investigate the potential extent of contamination. The sidewall sampling detected the presence of some petroleum-related contaminants, only two of which (ethylbenzene and naphthalene) were detected at concentrations that exceeded applicable regulatory limits in a limited area of the sidewall.

On March 20, 2020, the Department of Energy and the Environment (“DOEE”) issued a Comprehensive Site Assessment Directive Letter dated March 20, 2020 (the “Directive”). The Directive indicated that DOEE’s Underground Storage Tank Branch had opened a Leaking Underground Storage Tank case relating to the former tanks, and directed preparation of a Work Plan and CSA report “to delineate the extent of both groundwater and soil contamination.” Notably, the Directive indicated that whether a Corrective Action Plan would be needed would be determined following DOEE’s review of the CSA report.

Based on work conducted by the joint venture’s environmental consultant, the Company believes that any offsite contamination is unrelated to the tanks removed from the joint venture’s property. The Company does not believe that this case will have a material adverse impact on the Company.

Additionally, Note 12 to the consolidated financial statements included in the accompanying 2020 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 339 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2020. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 9 of the Company's 2020 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2020 Annual Report to Shareholders, and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K, and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October 31	63,253	$42.21	63,253	$12,583,000

November 1
Through
November 30	47,414	$43.99	47,414	$10,497,000

December 1
Through
December 31	19,669	$44.23	19,669	$9,627,000

Total	130,336	$43.16	130,336

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

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 9 of the Company's 2020 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 10 through 21 of the Company’s 2020 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2020 was Daily 1 Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt outstanding at December 31, 2020, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table provides information about the Company’s long-term debt and variable rate debt outstanding at December 31, 2020 (dollars in thousands):

						There		Fair
Liabilities:	2021	2022	2023	2024	2025	after	Total	Value

Scheduled
maturities of
long-term debt:

Fixed Rate	$127	$1,556	$1,622	$1,690	$1,761	$83,244	$90,000	$89,964
Average interest rate	4.125%	4.125%	4.125%	4.125%	4.125%	4.125%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 22 through 41 of the Company's 2020 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer, our principal financial officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report does not include an attestation report of our Independent Registered Certified Public Accounting Firm, Hancock Askew & Co., LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Independent Registered Certified Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is also available on our web site at www.frpdev.com/investor-relations/corporate-governance/.

The rest of the information required in response to this Item 10 is included under the captions “Board of Directors & Corporate Governance”, “Our Executive Officers”, “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2021.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the caption “Executive Compensation” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

					Number of Securities
					remaining available
	Number of Securities				for future issuance
	to be issued upon		Weighted average		under equity
	exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans
approved by security holders	124,661	(1)	$35.33	(2)	439,248	(1)

Equity compensation plans
not approved by security holders	0		0		0

Total	124,661		$35.33		439,248

1.	Column (a) includes 120,089 stock options granted under our 2016 Equity Incentive Plan and 2006 Stock Incentive Plan and 4,572 performance share awards granted under our 2016 Equity Incentive Plan. Each performance share award shown in the table represents a right to receive,
19

subject to the satisfaction of certain performance criteria and the recipient’s continued service to the Company, a number of shares of restricted stock, which number will be calculated after the applicable performance period by dividing the pre-determined value of each award by the closing price of our common stock on the date the restricted stock is issued. The aggregate value of the performance share awards shown in table is $237,500. For illustrative purposes, the maximum payout of the performance share awards has been assumed, and the number of performance share awards has been calculated using our closing stock price on March 8, 2021 ($51.95). The performance share awards are subject to partial or complete forfeiture if the vesting criteria are not met. Because some or all of the performance share awards may not vest, and because the number of shares of restricted stock to be issued thereunder is dependent on future stock prices, columns (a) and (c) may overstate or understate expected dilution.

2.	Because there is no exercise price associated with the performance share awards, the weighted-average exercise price does not take the performance share awards into account.

The remainder of the information required in response to this Item 12 is included under the captions “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2021.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the captions “Related Party Transactions” and “Board of Directors & Corporate Governance” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2021.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Proposal 2: The Auditor Proposal” in the Company’s Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2021.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) and (2) Financial Statements and Financial Statement Schedule.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 24 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 24 through 25 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRP Holdings, Inc.

Date: March 19, 2021	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER, III
John D. Baker, III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2021.

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

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

EXHIBIT INDEX

Item 15(a)(3)

2.1	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2015.
3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Third Amended and Restated Bylaws of FRP Holdings, Inc., as amended March 31, 2020, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K filed on April 6, 2020.
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated herein by reference to Exhibit 3.1 of this Form 10-K.
4.2	Specimen stock certificate of FRP Holdings, Inc., incorporated herein by reference to Exhibit 4.1 of the Company’s Post-Effective Amendment to Registration Statement on Form S-8 filed on December 5, 2014.
4.3	Description of Registrant’s Common Stock.
10.1	Tax Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2015.
10.2	Employee Matters Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2015.
10.3	Transition Services Agreement, dated January 30, 2015 by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 3, 2015.
10.4	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.5	Summary of Management Incentive Compensation Plans, incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.6	Management Security Agreements between the Company and certain officers, incorporated herein by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.7	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005.
10.8	FRP Holdings, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed February 13, 2017.
10.9	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.10	Letter Agreement between the Company and John D. Klopfenstein, incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.11	2015 Credit Agreement, dated January 30, 2015, by and between the Company and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on August 5, 2015.
10.12	Loan Agreement dated November 17, 2017 between Riverfront Holdings I, LLC and EagleBank, incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K filed on March 16, 2018.
13.1	The Company's 2020 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2020 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
23

14.1	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated herein by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.
21.1	Subsidiaries of Registrant at December 31, 2020: Florida Rock Properties, Inc. (a Florida corporation); FRP Development Corp. (a Maryland corporation); 34 Loveton Center LLC (a Maryland limited liability company); 1502 Quarry, LLC(a Maryland limited liability company); FRP Lakeside LLC #3 (a Maryland limited liability company); FRP Hillside LLC #4 (a Maryland limited liability company); FRP Bird River LLC (a Maryland limited liability company); FRP Azalea LLC (a Maryland limited liability company); FRP Hampstead LLC (a Maryland limited liability company); FRP Hollander 95 LLC (a Maryland limited liability company); Brooksville Joint Venture (a Florida limited liability company, 50% owned by the Company); Lake Louisa, LLC (a Florida limited liability company); FRP Riverfront I, LLC (a Delaware limited liability company); Riverfront Investment Partners I, LLC (a Delaware limited liability company); BC Realty, LLC (a Maryland limited liability company, 50% owned by the Company); FRP Riverfront II, LLC (a Delaware limited liability company); Riverfront Investment Partners Phase II, LLC (a Delaware limited liability company, 80% owned by the Company); FRP Cranberry Run, LLC (a Maryland limited liability company); FRP Bryant Street Phase I-AC OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-B OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-D OZ Fund, LLC (a District of Columbia limited liability company); FRP Bryant Street Phase I-E OZ Fund, LLC (a District of Columbia limited liability company); FRP OZ Fund 2019-A, LLC (a Delaware limited liability company); FRP OZ Fund 2019-B, LLC (a Delaware limited liability company); FRP OZ Fund 2019-C, LLC (a Delaware limited liability company; Bryant Venture Phase I-A&C, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-B, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-D, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); Bryant Venture Phase I-E, LLC (a District of Columbia limited liability Company, 61.36% owned by the Company); 1800 Half Street Owner, LLC (a District of Columbia limited liability company); Woodfield .408 Jackson OZB, LLC (a Delaware limited liability company); Woodfield Riverside OZB, LLC (a Delaware limited liability company); FRP Old Philadelphia Road, LLC (a Maryland limited liability company).
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 27 of this Form 10-K.
31.1	Certification of John D. Baker II.
31.2	Certification of John D. Baker III.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information Statement of Patriot Transportation Holding, Inc., dated January 12, 2015, incorporated by reference to the Company’s Form 8-K filed on January 13, 2015.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2020 and 2019	25	(a)

For the years ended December 31, 2020, 2019 and 2018
Consolidated statements of income	23	(a)
Consolidated statements of comprehensive income	24	(a)
Consolidated statements of cash flows	26	(a)
Consolidated statements of shareholders' equity	27	(a)

Notes to consolidated financial statements	28-40	(a)

Reports of Independent Registered Certified Public Accounting Firm	42-43	(a)

Selected quarterly financial data (unaudited)	6-10	(a)

Consent of Independent Registered Certified Public Accounting Firm	25	(b)

Report of Independent Registered Certified Public Accounting Firm
on Financial Statement Schedule	25	(b)

Consolidated Financial Statement Schedule:

III – Real estate and accumulated depreciation and depletion	26-27	(b)

(a) Refers to the page number in the Company's 2020 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

FRP Holdings, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333- 125099, 333-131475 and 333-216025) of FRP Holdings, Inc. of our reports dated March 19, 2021, relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated March 19, 2021 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia

March 19, 2021

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

FRP Holdings, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 19, 2021 appearing in the 2020 Annual Report to Shareholders of FRP Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia

March 19, 2021

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED)-REAL ESTATE & ACCUMULATED DEPRECIATION AND

DEPLETION (dollars in thousands)

DECEMBER 31, 2020

County	Encumb- rances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at end of period (a)	Accumulated Depreciation & Depletion	Year Of Constr- uction	Date Acquired	Depreciation Life Computed on:
Mining Royalty Lands
Alachua, FL		$1,442	$0	$1,442	$179	n/a	4/86	unit
Clayton, GA		369	0	369	5	n/a	4/86	unit
Fayette, GA		685	200	885	126	n/a	4/86	unit
Lake, FL		403	0	403	158	n/a	4/86	unit
Lake, FL		1,083	0	1,083	1,010	n/a	4/86	unit
Lake Louisa, FL		11,039	0	11,039	0	n/a	5/12	unit
Lee, FL		4,489	13	4,502	270	n/a	4/86	unit
Monroe, GA		792	0	792	300	n/a	4/86	unit
Muscogee, GA		369	(45)	324	324	n/a	4/86	unit
Prince William, VA		298	0	298	298	n/a	4/86	unit
Putnam, FL		15,002	37	15,039	4,837	n/a	4/86	unit
Putnam, FL		123	(2)	121	104	n/a	4/86	5 yr.
Spalding, GA		20	0	20	0	n/a	4/86	n/a
Marion, FL		1,180	5	1,185	600	n/a	4/86	unit
Investment Property		16	0	16	0	n/a	4/86	n/a
	0	37,310	208	37,518	8,211
Asset Management Properties
Duval, FL		198	0	198	39	n/a	4/86	25 yr.
Baltimore Co, MD		439	5,165	5,604	3,269	1990	10/89	39 yr.
Harford, MD		40	8,627	8,667	501	2019	2/19	32 yr.
	0	677	13,792	14,469	3,809
Development Properties
Carroll, MD		4,720	4,421	9,141	0	n/a	3/08	n/a
Baltimore City, MD		750	7,317	8,067	241	2018	12/10	39 yr.
Harford, MD		11,250	4	11,254	0	n/a	11/20	n/a
Washington D.C.		2,957	5,046	8,003	1,916	n/a	4/86	15 yr.
Washington D.C.		3,811	4,669	8,480	636	n/a	10/97	n/a
	0	23,488	21,457	44,945	2,793

Residential Rental Properties
Washington D.C.	89,964	6,165	142,981	149,146	19,435	2016	07/17	39 yr.

GRAND TOTALS	$89,964	$67,640	$178,438	$246,078	$34,248

(a) The aggregate cost for Federal income tax purposes is $87,596.

FRP HOLDINGS, INC.

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND DEPLETION

(In thousands)

	Years ended December 31,
	2020	2019	2018

Gross Carrying Cost of Real Estate:

Balance at beginning of period	$240,128	241,413	243,165

Additions during period:
Amounts capitalized	17,227	10,353	7,025

Deductions during period:
Cost of real estate sold	(11,060)	(11,630)	(8)
Other	(217)	(8)	(8,769)

Balance at close of period	$246,078	240,128	241,413

Accumulated Depreciation & Depletion:

Balance at beginning of period	$29,788	27,921	26,228

Additions during period:
Charged to cost & expense	5,689	5,697	5,609

Deductions during period:
Real estate sold	(1,112)	(3,822)	—
Other	(117)	(8)	(3,916)

Balance at close of period	$34,248	29,788	27,921

