Form 10-Q
period 2021-03-31
FRP HOLDINGS, INC.
filed 2021-05-12
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [x]	Smaller reporting company [x]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2021
Common Stock, $.10 par value per share	9,396,928 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2021

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31	December 31
Assets:	2021	2020
Real estate investments at cost:
Land	$121,074	91,744
Buildings and improvements	255,429	141,241
Projects under construction	8,352	4,879
Total investments in properties	384,855	237,864
Less accumulated depreciation and depletion	39,528	34,724
Net investments in properties	345,327	203,140

Real estate held for investment, at cost	9,309	9,151
Investments in joint ventures	143,900	167,071
Net real estate investments	498,536	379,362

Cash and cash equivalents	116,843	73,909
Cash held in escrow	534	196
Accounts receivable, net	1,531	923
Investments available for sale at fair value	51,171	75,609
Federal and state income taxes receivable	4,509	4,621
Unrealized rents	532	531
Deferred costs	5,866	707
Other assets	509	502
Total assets	$680,031	536,360

Liabilities:
Secured notes payable	$178,321	89,964
Accounts payable and accrued liabilities	3,478	3,635
Other liabilities	1,886	1,886
Deferred revenue	527	542
Deferred income taxes	66,420	56,106
Deferred compensation	1,244	1,242
Tenant security deposits	520	332
Total liabilities	252,396	153,707

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,387,823 and 9,363,717 shares issued and outstanding, respectively	939	936
Capital in excess of par value	56,474	56,279
Retained earnings	337,910	309,764
Accumulated other comprehensive income, net	433	675
Total shareholders’ equity	395,756	367,654
Noncontrolling interest MRP	31,879	14,999
Total equity	427,635	382,653
Total liabilities and shareholders’ equity	$680,031	536,360

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Revenues:
Lease revenue	$3,538	3,598
Mining lands lease revenue	2,315	2,185
Total revenues	5,853	5,783

Cost of operations:
Depreciation, depletion and amortization	1,443	1,468
Operating expenses	841	925
Property taxes	778	737
Management company indirect	570	672
Corporate expenses (Note 4 Related Party)	779	1,187
Total cost of operations	4,411	4,989

Total operating profit	1,442	794

Net investment income, including realized gains of $0 and $108	1,375	1,991
Interest expense	(925)	(51)
Equity in loss of joint ventures	(1,635)	(642)
Gain on remeasurement of investment in real estate partnership	51,139	—
Gain on sale of real estate	—	8

Income before income taxes	51,396	2,100
Provision for income taxes	10,521	601

Net income	40,875	1,499
Gain (loss) attributable to noncontrolling interest	12,502	(119)
Net income attributable to the Company	$28,373	1,618

Earnings per common share:
Net income attributable to the Company-
Basic	$3.04	0.17
Diluted	$3.03	0.16

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,341	9,803
-diluted earnings per common share	9,376	9,833

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Net income	$40,875	1,499
Other comprehensive income net of tax:
Unrealized loss on investments available for sale,	(242)	(1,126)
net of income tax effect of ($90) and ($417)
Comprehensive income	$40,633	373

Less comp. income attributable to noncontrolling interest	12,502	(119)

Comprehensive income attributable to the Company	$28,131	492

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands) (Unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$40,875	1,499
Adjustments to reconcile net income to
net cash provided by continuing operating activities:
Depreciation, depletion and amortization	1,502	1,526
Deferred income taxes	10,314	—
Equity in loss of joint ventures	1,635	642
Gain on remeasurement of invest in real estate partnership	(51,139)	—
Gain on sale of equipment and property	—	(8)
Stock-based compensation	202	601
Realized gain on available for sale investments	—	(108)
Net changes in operating assets and liabilities:
Accounts receivable	99	(292)
Deferred costs and other assets	243	(183)
Accounts payable and accrued liabilities	(613)	(855)
Income taxes payable and receivable	112	182
Other long-term liabilities	190	979
Net cash provided by operating activities	3,420	3,983

Cash flows from investing activities:
Investments in properties	(3,387)	(487)
Investments in joint ventures	(1,918)	(3,600)
Return of capital from investments in joint ventures	16,426	1,485
Purchases of investments available for sale	—	(24,748)
Proceeds from sales of investments available for sale	23,701	11,857
Cash at consolidation of real estate partnership	3,704	—
Proceeds from the sale of assets	—	8
Cash held in escrow	(2)	(3)
Net cash provided by (used in) investing activities	38,524	(15,488)

Cash flows from financing activities:
Proceeds from long-term debt	92,070	—
Repayment of long-term debt	(90,000)	—
Debt issue costs	(679)	—
Distribution to noncontrolling interest	(170)	(306)
Repurchase of company stock	(264)	(3,421)
Exercise of employee stock options	33	—
Net cash provided by (used in) financing activities	990	(3,727)

Net increase (decrease) in cash and cash equivalents	42,934	(15,232)
Cash and cash equivalents at beginning of year	73,909	26,607
Cash and cash equivalents at end of the period	$116,843	11,375

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands, except share amounts)

	Three Months Ended March 31, 2021
					Accumulated	Total
			Capital in		Other Comp-	Share	Non-
	Common Stock		Excess of	Retained	rehensive	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	Income, net	Equity	Interest	Equity
Balance at December 31, 2020	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653

Stock option grant compensation			17			17		17
Restricted stock compensation			135			135		135
Shares granted to Employees	1,098		50			50		50
Restricted stock award	27,778	3	(3)			—		—
Exercise of stock options	1,234		33			33		33
Shares purchased and cancelled	(6,004)		(37)	(227)		(264)		(264)
Contributions from partners							4,548	4,548
Net income				28,373		28,373	12,502	40,875
Distributions to partners							(170)	(170)
Unrealized loss on investment, net					(242)	(242)		(242)

Balance at March 31, 2021	9,387,823	$939	$56,474	$337,910	$433	$395,756	$31,879	$427,635

	Three Months Ended March 31, 2020
					Accumulated	Total
			Capital in		Other Comp-	Share	Non-
	Common Stock		Excess of	Retained	Rehensive	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	Income, net	Equity	Interest	Equity
Balance at December 31, 2019	9,817,429	$982	$57,705	$315,278	$923	$374,888	$16,757	$391,645

Stock option grant compensation			24			24		24
Restricted stock compensation			47			47		47
Shares granted to Employees	11,448	1	529			530		530
Restricted stock award	20,520	2	(2)			—		—
Shares purchased and cancelled	(82,491)	(8)	(485)	(2,928)		(3,421)		(3,421)
Net income				1,618		1,618	(119)	1,499
Distributions to partners							(306)	(306)
Unrealized loss on investment, net					(1,126)	(1,126)		(1,126)

Balance at March 31, 2020	9,766,906	$977	$57,818	$313,968	$(203)	$372,560	$16,332	$388,892

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. is a holding company engaged in various real estate businesses, namely (i) mining royalty land ownership and leasing, (ii) land acquisition, entitlement and development primarily for future warehouse/office or residential building construction, (iii) ownership, leasing, and management of residential apartment buildings, and (iv) warehouse/office building ownership, leasing and management.

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (”Properties”), RiverFront Investment Partners I, LLC, and commencing March 31, 2021 also RiverFront Investment Partners II, LLC (See Note 12). Our investment in the Brooksville joint venture, BC FRP Realty joint venture, RiverFront Investment Partners II, LLC prior to March 31, 2021, Bryant Street Partnerships, 1800 Half Street and Greenville/Woodfield are accounted for under the equity method of accounting (See Note 11). Our ownership of RiverFront Investment Partners I, LLC and RiverFront Investment Partners II, LLC includes a non-controlling interest representing the ownership of our partner. The Company uses the cost method to account for its investment in DST Hickory Creek because it does not have significant influence over operating and financial policies.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2020.

(2) Recently Issued Accounting Standards.

None.

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

The Stabilized Joint Venture segment includes joint ventures which own, lease and manage buildings that have met our initial lease up criteria. Two of our two joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) and RiverFront Investment Partners II, LLC (“The Maren”) are consolidated. The Maren was consolidated effective March 31, 2021 and prior periods are still reflected under the equity method. The ownership of Dock 79 and The Maren (commencing March 31, 2021) attributable to our partner MidAtlantic Realty Partners, LLC (MRP) is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The Maren is reflected in Equity in loss of joint ventures on the Consolidated Statements of Income but will be reflected like Dock 79 for periods commencing April 1, 2021. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2021	2020
Revenues:
Asset management	$712	652
Mining royalty lands	2,315	2,185
Development	317	293
Stabilized Joint Venture	2,509	2,653
	5,853	5,783

Operating profit (loss):
Before corporate expenses:
Asset management	$231	177
Mining royalty lands	2,094	2,001
Development	(386)	(774)
Stabilized Joint Venture	282	577
Operating profit before corporate expenses	2,221	1,981
Corporate expenses:
Allocated to asset management	(214)	(308)
Allocated to mining royalty lands	(81)	(97)
Allocated to development	(419)	(712)
Allocated to Stabilized Joint Venture	(65)	(70)
Total corporate expenses	(779)	(1,187)
	$1,442	794

Interest expense	$925	51

Depreciation, depletion and amortization:
Asset management	$137	192
Mining royalty lands	65	38
Development	53	54

Capital expenditures:
Asset management	$79	213
Mining royalty lands	—	—
Development	3,299	297
Stabilized Joint Venture	9	(23)
	$3,387	487

	March 31,	December 31,
Identifiable net assets	2021	2020

Asset management	$11,013	11,172
Mining royalty lands	37,335	37,387
Development	176,239	196,212
Stabilized Joint Venture	274,774	130,472
Investments available for sale at fair value	51,171	75,609
Cash items	117,377	74,105
Unallocated corporate assets	12,122	11,403
	$680,031	536,360

(4) Related Party Transactions.

The Company is a party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Transition Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2021.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $256,000 and $290,000 for the three months ended March 31, 2021 and 2020, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

Long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Riverfront permanent loan	$178,321	89,964
Less portion due within one year	—	—
	$178,321	89,964

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of March 31, 2021, there was no debt outstanding on this revolver, $448,000 outstanding under letters of credit and $19,552,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 1.1085% on March 31, 2021. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2021, these covenants would have limited our ability to pay dividends to a maximum of $228 million combined. The Company was in compliance with all covenants as of March 31, 2021.

On November 17, 2017, Dock 79 borrowed a principal sum of $90,000,000 pursuant to a Loan Agreement and Deed of Trust Note entered into with EagleBank. The loan was secured by the Dock 79 real property and improvements, bore a fixed interest rate of 4.125% per annum and had a term of 120 months. The loan was paid in full on March 19, 2021. A prepayment penalty of $900,000 was recorded into interest expense in the quarter ending March 31, 2021.

Effective March 31, 2021 the Company consolidated the assets (at current fair value), liabilities and operating results of our Riverfront Investment Partners II, LLC partnership (“The Maren”) which was previously accounted for under the equity method. As such the full amount of our mortgage loan was recorded in the consolidated financial statements.

On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sum of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033. Either loan may be prepaid subsequent to April 1, 2024 subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee.

Debt cost amortization of $38,000 and $34,000 was recorded during the three months ended March 31, 2021, respectively. During the three months ended March 31, 2021 and March 31, 2020 the Company capitalized interest costs of $928,000 and $935,000, respectively.

(6) Earnings per Share.

The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2021	2020
Weighted average common shares outstanding
during the period – shares used for basic
earnings per common share	9,341	9,803

Common shares issuable under share based
payment plans which are potentially dilutive	35	30

Common shares used for diluted
earnings per common share	9,376	9,833
12

Net income attributable to the Company	$28,373	1,618

Earnings per common share:
-basic	$3.04	0.17
-diluted	$3.03	0.16

For the three months ended March 31, 2021, 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2020, 29,925 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the first three months of 2021 the Company repurchased 6,004 shares at an average cost of $43.95. During the first three months of 2020 the Company repurchased 82,491 shares at an average cost of $41.47.

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

In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 405,751 at March 31, 2021. In March 2021 and March 2020, 1,098 and 11,448 shares of stock, respectively, were granted to employees rather than stock options as in prior years.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2021	2020
Stock option grants	$17	24
Restricted stock awards	135	47
Employee stock grant	50	530
Annual director stock award	—	—
	$202	601

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at December 31, 2020	120,089	$35.33	5.3	$1,531
Exercised	(1,234)	$26.97		$(15)
Outstanding at March 31, 2021	118,855	$35.42	5.0	$1,516

Exercisable at March 31, 2021	106,507	$34.20	4.7	$1,312

Vested during three months ended
March 31, 2021	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,600,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,641,000 based on the market closing price of $49.22 on March 31, 2021 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2021 was $180,000, which is expected to be recognized over a weighted-average period of 2.6 years.

Gains of $26,000 were realized by option holders during the three months ended March 31, 2021.

A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at December 31, 2020	20,520	$46.30	3.4	$950
Time-based awards granted	8,896	45.55		405
Performance-based awards granted	18,882	45.55		860
Non-vested at March 31, 2021	48,298	$45.87	3.8	$2,215

Total compensation cost of restricted stock granted but not yet vested as of March 31, 2021 was $1,831,000 which is expected to be recognized over a weighted-average period of 4.0 years.

(8) Contingent Liabilities.

The Company may be involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management, none of these matters are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

The Company is subject to numerous environmental laws and regulations. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that previous environmental studies with respect to its properties have revealed all potential environmental contaminants; that any previous owner, occupant or tenant did not create any material environmental condition not known to the Company; that the current environmental condition of the properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; and that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

As of March 31, 2021 there were $448,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 30.6% of the Company’s consolidated revenues during the three months ended March 31, 2021 and $270,000 of accounts receivable at March 31, 2021.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank.  At times, such amounts may exceed FDIC limits.

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

At March 31, 2021 the Company was invested in 20 corporate bonds with individual maturities ranging from 2021 through 2022. The unrealized gain on these bonds of $345,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The amortized cost of the investments was $51,171,000 and the carrying amount and fair value of such bonds were $51,171,000 as of March 31, 2021.

At March 31, 2021 and 2020, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2021, the carrying amount and fair value of such other long-term debt was $178,321,000 and $169,355,000, respectively. At March 31, 2020, the carrying amount and fair value of such other long-term debt was $88,959,000 and $95,486,000, respectively.

(11) Investments in Joint Ventures.

Brooksville. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the three months ended March 31, 2021 includes a loss of $11,000 representing the Company’s portion of the loss of this joint venture.

BC FRP Realty (Windlass Run). In 2016, the Company entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially calls for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. On September 28, 2017 BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for four buildings through September 15, 2022 from BB&T at 2.5% over Daily 1-Month LIBOR. The balance outstanding on these loans at March 31, 2021 was $11,969,000.

Bryant Street Partnerships. On December 24, 2018 the Company and MRP formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over Daily 1-Month LIBOR. The loan matures March 13, 2023 with up to two extensions of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.10 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. Borrower may prepay a portion of the unpaid principal to satisfy such tests. The loan balance at March 31, 2021 was $95,967,000. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48 month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. Entitlements for the development of the property are complete, a homebuilder is under contract to purchase all of the 126 recorded building lots. The first phase of settlement occurred in May 2020, resulting in a $2.67 million principal and interest payment, with subsequent payments of $1.13 million in principal and interest payments in the third quarter of 2020.

DST Hickory Creek. In July 2019, the Company invested $6 million in 1031 proceeds from two sales in 2019 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek Apartments, DST.  The Company is 26.65% beneficial owner and receives monthly distributions. The DST owns a 294-unit garden-style apartment community consisting of 19 three-story apartment buildings containing 273,940 rentable square feet on approximately 20.4 acres of land.  The property was constructed in 1984 and substantially renovated in 2016.  The DST purchased the property in April, 2019 for $45,600,000 with ten-year financing obtained for $29,672,000 at 3.74% with a 30-year amortization period, interest only for five years. The Company’s equity interest in the trust is accounted for under the cost method because we don’t have significant influence over the operating and financial policies. Monthly distributions are recorded as equity in gain or loss of joint ventures. Distributions of $84,000 were received in 2021.

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

1800 Half Street. On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease to Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $37.3 million. MRP will contribute the remainder of its equity in 2020. The land was acquired in two pieces over the first half of 2020. On June 26, 2020 the partnership closed on a construction loan with Truist Bank for up to $74 million at an interest rate of 2.25% over Daily 1-Month LIBOR. The loan matures June 26, 2024 with one extension of two years requiring a .25% fee, paying principal monthly under a 30-year amortization schedule, and meeting a 9.9% debt yield after the first year. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting because all major decisions are shared equally.

Greenville/Woodfield Partnerships. On December 23, 2019 the Company and Woodfield Development formed a joint venture to develop a mixed-use project in Greenville SC known as .408 Jackson located across the street from Greenville’s minor league baseball stadium. The project will hold 227 multifamily units and 4,700 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. On April 28, 2020 the partnership closed on a construction loan with First National Bank of Pennsylvania for up to $36 million at an interest rate of 2.00% over Daily 1-Month LIBOR.  The loan matures on April 28, 2025 and the payment terms are interest only through April 28, 2024 and fixed principal payments of $17,765 plus interest through April 28, 2025 when all unpaid principal is due. There is an option of one extension of two years requiring a .1% fee, maintaining a 1.20-to-1 Debt Service Coverage Ratio, the loan is free from outstanding default events and the appraisal value is 60% of the loan amount. If extension is accepted principal payments of $17,765 plus interest will continue until maturity when all unpaid principal is due. The loan balance at March 31, 2021 was $1,857,000. The Company contributed cash of $9.7 million in exchange for a 40% common equity in the joint venture. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period. Woodfield personally guaranteed the loan and will be managing the projects day to day operations. Major decisions for the entity must be made unanimously between both members.

On December 23, 2019 the Company and Woodfield formed a joint venture to develop a 200-unit multifamily apartment project located at 1430 Hampton Avenue, Greenville, SC. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed $6.2 million in exchange for a 40% common equity in the joint venture. On February 14, 2020, Woodfield Riverside OZB, LLC closed on a construction loan with Truist Bank for up to $22.8 million at an interest rate of 2.25% over Daily 1-Month LIBOR. When the Certificate of Occupancy is received, the interest rate reduces to 2.05% over Daily 1-Month LIBOR.  The loan matures February 10, 2024 with two one-year extension options after initial 48 month term amortizing payments over 30 years, and meeting Debt Service Coverage Ratio of not less than 1.25-to-1.0. The loan balance at March 31, 2021 was $8,307,000. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period. Woodfield personally guaranteed the loan and will be managing the projects day to day operations. Major decisions for the entity must be made unanimously between both members.

Investments in Joint Ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of March 31, 2021
Brooksville Quarry, LLC	50.00%	$7,487	14,315	(22)	(11)
BC FRP Realty, LLC	50.00%	5,387	22,715	(52)	(26)
RiverFront Holdings II, LLC (1)		—	—	(760)	(639)
Bryant Street Partnerships	61.36%	59,907	187,509	(1,137)	(1,061)
Hyde Park		591	591	—	—
DST Hickory Creek	26.65%	6,000	47,469	(99)	84
Amber Ridge Loan		10,197	10,197	—	—
1800 Half St. Owner, LLC	61.37%	38,027	59,005	16	18
Greenville/Woodfield Partnerships	40.00%	16,304	57,092	—	—
Total		$143,900	398,893	(2,054)	(1,635)

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2020
Brooksville Quarry, LLC	50.00%	$7,499	14,347	(78)	(39)
BC FRP Realty, LLC	50.00%	5,184	22,747	(411)	(207)
RiverFront Holdings II, LLC	80.00%	23,533	108,538	(4,573)	(3,907)
Bryant Street Partnerships	61.36%	60,159	173,814	(836)	(2,130)
Hyde Park		591	591	—	—
DST Hickory Creek	26.65%	6,000	47,761	(367)	339
Amber Ridge Loan		10,026	10,026	—	—
1800 Half St. Owner, LLC	61.37%	37,875	54,275	158	164
Greenville/Woodfield Partnerships	40.00%	16,204	46,457	182	90
Total		$167,071	478,556	(5,925)	(5,690)

(1): RiverFront Holdings II, LLC was consolidated on March 31, 2021. RiverFront Holdings II, LLC includes $286,000 in 2020 for the Company’s share of preferred interest. Bryant Street Partnerships includes $234,000 in 2021 and $1,146,000 in 2020 for the Company’s share of preferred interest and $118,000 in 2021 and $471,000 in 2020 for amortization of guarantee liability related to the Bryant Street loan.

The Company’s Investments in Joint Ventures as of March 31, 2021 are summarized in the following two tables (in thousands):

	As of March 31, 2021					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	186,148	44,972	46,099	56,946	$334,165
Cash and cash equivalents	0	1,092	1,251	10,096	146	12,585
Unrealized rents & receivables	0	203	858	0	0	1,061
Deferred costs	0	66	388	2,810	0	3,264
Total Assets	$0	187,509	47,469	59,005	57,092	$351,075

Secured notes payable	$0	93,798	29,303	0	9,789	$132,890
Other liabilities	0	16,180	219	4,206	7,396	28,001
Capital - FRP	0	58,139	4,783	37,482	15,963	116,367
Capital – Third Parties	0	19,392	13,164	17,317	23,944	73,817
Total Liabilities and Capital	$0	187,509	47,469	59,005	57,092	$351,075

	As of March 31, 2021
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,285	21,943	591	10,197	334,165	$381,181
Cash and cash equivalents	27	213	0	0	12,585	12,825
Unrealized rents & receivables	0	272	0	0	1,061	1,333
Deferred costs	3	287	0	0	3,264	3,554
Total Assets	$14,315	22,715	591	10,197	351,075	$398,893

Secured notes payable	$0	11,943	0	0	132,890	$144,833
Other liabilities	20	112	0	0	28,001	28,133
Capital - FRP	7,487	5,330	591	10,197	116,367	139,972
Capital - Third Parties	6,808	5,330	0	0	73,817	85,955
Total Liabilities and Capital	$14,315	22,715	591	10,197	351,075	$398,893

The Company’s capital recorded by the unconsolidated Joint Ventures is $3,927,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The Company’s Investments in Joint Ventures as of December 31, 2020 are summarized in the following two tables (in thousands):

	As of December 31, 2020					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$105,737	173,560	45,379	37,452	42,668	$404,796
Cash and cash equivalents	2,626	111	1,202	14,011	3,554	21,504
Unrealized rents & receivables	13	58	775	2	0	848
Deferred costs	162	85	405	2,810	235	3,697
Total Assets	$108,538	173,814	47,761	54,275	46,457	$430,845

Secured notes payable	$64,982	72,471	29,291	0	1,776	$168,520
Other liabilities	4,189	22,952	107	1,953	4,774	33,975
Capital - FRP	34,667	58,559	4,894	37,466	15,963	151,549
Capital - Third Parties	4,700	19,832	13,469	14,856	23,944	76,801
Total Liabilities and Capital	$108,538	173,814	47,761	54,275	46,457	$430,845

	As of December 31, 2020
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,287	22,067	591	10,026	404,796	$451,767
Cash and cash equivalents	55	90	0	0	21,504	21,649
Unrealized rents & receivables	0	254	0	0	848	1,102
Deferred costs	5	336	0	0	3,697	4,038
Total Assets	$14,347	22,747	591	10,026	430,845	$478,556

Secured notes payable	$0	12,370	0	0	168,520	$180,890
Other liabilities	28	123	0	0	33,975	34,126
Capital - FRP	7,499	5,127	591	10,026	151,549	174,792
Capital - Third Parties	6,820	5,127	0	0	76,801	88,748
Total Liabilities and Capital	$14,347	22,747	591	10,026	430,845	$478,556

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(5,937,000) and $(8,278,000) as of March 31, 2021 and December 31, 2020 respectively.

The income statements of RiverFront Holdings II, LLC are as follows (in thousands):

	RiverFront	RiverFront	RiverFront	RiverFront
	Holdings II, LLC.	Holdings II, LLC.	Holdings II, LLC.	Holdings II, LLC.
	Total JV	Company Share	Total JV	Company Share
Maren	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2021	2020	2020
Revenues:
Rental Revenue	$1,836	$1,469	$—	$—
Revenue – other	168	134	2	2
Total Revenues	2,004	1,603	2	2

Cost of operations:
Depreciation and amortization	942	754	—	—
Operating expenses	721	576	236	190
Property taxes	215	172	8	6
Total cost of operations	1,878	1,502	244	196

Total operating profit	126	101	(242)	(194)
Interest expense	(886)	(740)	—	(197)

Net loss before tax	(760)	(639)	(242)	(391)

The income statements of the Bryant Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street
	Partnerships	Partnerships
	Total JV	Company Share
Bryant	Three Months ended	Three Months ended
	March 31,	March 31,
	2021	2021
Revenues:
Rental Revenue	$17	$10
Revenue – other	19	12
Total Revenues	36	22

Cost of operations:
Depreciation and amortization	366	225
Operating expenses	507	311
Property taxes	0	0
Total cost of operations	873	536

Total operating profit	(837)	(514)
Interest expense	(300)	(547)

Net loss before tax	(1,137)	(1,061)

(12) Consolidation of RiverFront Investment Partners II, LLC. RiverFront Holdings II, LLC.

On May 4, 2018 the Company and MRP Realty formed a Joint Venture to develop the second phase only of the four phase master development known as RiverFront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 square feet of retail. The Company contributed land with an agreed to value of $16,300,000 (cost basis of $4.6 million) and $6.2 million of cash to the Joint Venture for an 80% stake in the venture. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced and repaid with interest in March 2021. The Company’s equity interest in the joint venture was previously accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day to day operations of the project.

In March 2021, Phase II (The Maren) reached stabilization. Stabilization in this case means 90% of the individual apartments have been leased and are occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion election”.

Reaching stabilization results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $51,139,000 of which $13,012,000 was attributed to the noncontrolling interest. In accordance with the terms of the Joint Venture agreements, the Company used the fair value amount at date of conversion and calculated an adjusted ownership under the Conversion election. As such for financial reporting purposes effective March 31, 2021 the Company ownership is based upon this substantive profit sharing arrangement and is estimated at 72.0% on a prospective basis.

	As of March 31, 2021
	Riverfront	Gain on Remeasure-
	Holdings II, LLC	ment	Revised

Land	$6,472	$22,858	$29,330
Building and improvements, net	87,269	23,531	110,800
Project under construction	258	—	258
Value of leases in place	—	4,750	4,750
Cash	3,704	—	3,704
Cash held in escrow	336	—	336
Accounts receivable	707	—	707
Prepaid expenses	197	—	197
Total Assets	$98,943	$51,139	$150,082

Long-term Debt	$88,000	$—	$88,000
Amortizable debt costs	(1,072)	—	(1,072)
Other liabilities	441	—	441
Equity – FRP	7,026	38,127	45,153
Equity - MRP	4,548	13,012	17,560
Total Liabilities and Capital	$98,943	$51,139	$150,082

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

Overview - FRP Holdings, Inc. is a holding company engaged in various real estate businesses, namely (i) mining royalty land ownership and leasing, (ii) land acquisition, entitlement and development primarily for future warehouse/office or residential building construction, (iii) ownership, leasing, and management of residential apartment buildings, and (iv) warehouse/office building ownership, leasing and management.

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

As of March 31, 2021, the Asset Management Segment owned three commercial properties in fee simple as follows:

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials).  Other than one location in Virginia, all of these properties are located in Florida and Georgia.  The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment.  Our mining properties had estimated remaining reserves of 506 million tons as of December 31, 2020 after a total of 8.5 million tons were consumed in 2020.

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

Development Segment – Warehouse/Office Land.

At March 31, 2021 this segment owned the following future development parcels:

1)	25 acres of horizontally developed land capable of supporting 247,500 square feet of warehouse, office, and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.
2)	55 acres of land that will be capable of supporting over 625,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.

1001 Old Philadelphia Road: In November 2020, the Company purchased 55 acres in Aberdeen, Maryland adjacent to our Cranberry Run Business Park for $10.5 million. The project is undergoing a 12-month annexation process into the Town of Aberdeen with annexation expected in 2022. Upon annexation, the project will be entitled for industrial development capable of supporting over 625,000 square feet of industrial product.

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

Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
RiverFront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing.	$6,124,000
Hampstead Trade Center, MD	73	Residential conceptual design program ongoing	$9,293,000
Square 664E,on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,802,000
Total	77.5		$23,219,000

RIVERFRONT ON THE ANACOSTIA PHASES III-IV: This property consists of 2.5 acres on the Anacostia River and is immediately adjacent to the Washington National’s baseball park in the SE Central Business District of Washington, DC. Once zoned for industrial use and under a ground lease, this property is no longer under lease and has been rezoned for the construction of approximately 600,000 square feet of “mixed-use” development in two phases. See “Stabilized Joint Venture Segment” below for discussion on Phase I and Phase II. Phases III and IV are slated for office, and hotel/residential buildings, respectively, all with permitted first floor retail uses.

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

SQUARE 664E, WASHINGTON, DC: This property sits on the Anacostia River at the base of South Capitol Street in an area named Buzzard Point, less than half a mile down river from our RiverFront on the Anacostia property. The Square 664E property consists of approximately two acres and is currently under lease to Vulcan Materials for use as a concrete batch plant. The initial term of the lease terminates on August 31, 2021, and Vulcan has exercised its option to renew for one additional period of five years. In July 2018, Audi Field, the home of the DC United professional soccer club, opened its doors to patrons in Buzzard Point. Under normal circumstances the 20,000-seat stadium hosts 17 home games each year in addition to other outdoor events. The stadium is separated from our property by 1800 Half Street, the property acquired in a joint venture between the Company and MRP in December 2019.

The third leg of our Development Segment consists of investments in joint ventures for properties in development as described below:

Development Segment - Investments in Joint Ventures (in thousands):

	As of March 31, 2021					Total
	RiverFront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	186,148	44,972	46,099	56,946	$334,165
Cash and cash equivalents	0	1,092	1,251	10,096	146	12,585
Unrealized rents & receivables	0	203	858	0	0	1,061
Deferred costs	0	66	388	2,810	0	3,264
Total Assets	$0	187,509	47,469	59,005	57,092	$351,075

Secured notes payable	$0	93,798	29,303	0	9,789	$132,890
Other liabilities	0	16,180	219	4,206	7,396	28,001
Capital - FRP	0	58,139	4,783	37,482	15,963	116,367
Capital – Third Parties	0	19,392	13,164	17,317	23,944	73,817
Total Liabilities and Capital	$0	187,509	47,469	59,005	57,092	$351,075

Note: RiverFront Holdings II, LLC was consolidated on March 31, 2021 and reflected in Stabilized Joint Ventures.

	As of March 31, 2021
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,285	21,943	591	10,197	334,165	$381,181
Cash and cash equivalents	27	213	0	0	12,585	12,825
Unrealized rents & receivables	0	272	0	0	1,061	1,333
Deferred costs	3	287	0	0	3,264	3,554
Total Assets	$14,315	22,715	591	10,97	351,075	$398,893

Secured notes payable	$0	11,943	0	0	132,890	$144,833
Other liabilities	20	112	0	0	28,001	28,133
Capital - FRP	7,487	5,330	591	10,197	116,367	139,972
Capital - Third Parties	6,808	5,330	0	0	73,817	85,955
Total Liabilities and Capital	$14,315	22,715	591	10,197	351,075	$398,893

Brooksville Quarry, LLC.. In 2006, the Company entered into a Joint Venture Agreement with Vulcan Materials Company to jointly own and develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,443 acres formerly leased to Vulcan under a long-term mining lease which had a net book value of $2,548,000. Vulcan is entitled to mine a portion of the property until 2032 and pay royalties to the Company. FRP also contributed $3,018,000 for one-half of the acquisition costs of a 288-acre contiguous parcel. Vulcan contributed 553 acres that it owned as well as its leasehold interest in the 3,443 acres that it leased from FRP and $3,018,000 for one-half of the acquisition costs of the 288-acre contiguous parcel. The joint venture is jointly controlled by Vulcan and FRP. Distributions will be made on a 50-50 basis except for royalties and depletion specifically allocated to the Company. Other income for the three months ended March 31, 2021 includes a loss of $11,000 representing the Company’s portion of the loss of this joint venture (not including FRP’s royalty revenues).

BC Realty, LLC (Windlass Run). In March 2016, we entered into an agreement with a Baltimore development company (St. John Properties, Inc.) to jointly develop the remaining lands of our Windlass Run Business Park. The 50/50 partnership initially called for FRP to combine its 25 acres (valued at $7,500,000) with St. John Properties’ adjacent 10 acres fronting on a major state highway (valued at $3,239,536) which resulted in an initial cash distribution of $2,130,232 to FRP in May 2016. Thereafter, the venture will jointly develop the combined properties into a multi-building business park to consist of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At March 31, 2021 Phase I was 46.9% leased and occupied, the subsequent phases will follow as each phase is stabilized. On September 28, 2017, BC FRP Realty, LLC obtained $17,250,000 of construction financing commitments for four buildings through September 15, 2022 from BB&T at 2.5% over Daily 1-Month LIBOR. The balance outstanding on these loans at March 31, 2021 was $11,969,000. Shell building construction of the two office buildings and two retail buildings in the first phase of the joint venture was completed in December 2018.

Bryant Street Partnerships: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 85,681 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. The Company contributed cash of $32 million in exchange for a 61.36% common equity in the partnership. The Company also contributed cash of $23 million as preferred equity financing at 8.0% interest rate. The Company records interest income for this loan and a loss in equity in joint ventures for our 61.36% equity in the partnership. On March 13, 2019 the partnerships closed on a construction loan with a group of lenders for up to $132 million at an interest rate of 2.25% over Daily 1-Month LIBOR. The loan matures March 13, 2023 with up to two extensions of one year each upon certain conditions including, for the first, a debt service coverage of at least 1.1 and a loan-to-value that does not exceed 65% and for the second, a debt service coverage of 1.25 and a maximum loan-to-value of 65%. The Company and MRP guaranteed $26 million of the loan in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee the Company will have a gain for $1.9 million when the loan is paid in full. Borrower may prepay a portion of the unpaid principal to satisfy such tests. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all the major decisions are shared equally. Construction began in February 2019, with substantial completion estimated in 3rd quarter 2021, and stabilization (meaning 88% of the individual apartments and retail are leased and occupied by third party tenants) in late 2022.

Hyde Park. On January 27, 2018 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Essexshire now known as “Hyde Park.” We have committed up to $3.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale. Entitlements for the development of the property are complete, a homebuilder is under contract to purchase all of the 126 recorded building lots. The first phase of settlement occurred in May 2020, resulting in a $2.67 million principal and interest payment, with subsequent payments of $1.13 million in principal and interest payments in the third quarter of 2020.

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

1800 Half Street. On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $37.3 million. The land was acquired in two pieces over the first half of 2020. On June 26, 2020 the partnership closed on a construction loan with Truist Bank for up to $74 million at an interest rate of 2.25% over Daily 1-Month LIBOR. The loan matures June 26, 2024 with one extension of two years requiring a .25% fee, paying principal monthly under a 30-year amortization schedule, and meeting a 9.9% debt yield after the first year. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail. We began construction at the end of August 2020 and expect the building to be complete in the third quarter of 2022. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting as all major decisions are shared equally.

Greenville Partnerships. On December 23, 2019 the Company and Woodfield Development formed a joint venture to develop a mixed-use project in Greenville SC known as .408 Jackson located across the street from Greenville’s minor league baseball stadium. The project will hold 227 multifamily units and 4,700 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed cash of $9.7 million in exchange for a 40% common equity in the joint venture. On April 28, 2020 the partnership closed on a construction loan with First National Bank of Pennsylvania for up to $36 million at an interest rate of 2.00% over Daily 1-Month LIBOR.  The loan matures on April 28, 2025 and the payment terms are interest only through April 28, 2024 and fixed principal payments of $17,765 plus interest through April 28, 2025 when all unpaid principal is due. There is an option of one extension of two years requiring a .1% fee, maintaining a 1.20-to-1 Debt Service Coverage Ratio, the loan is free from outstanding default events and the appraisal value is 60% of the loan amount. If extension is accepted principal payments of $17,765 plus interest will continue until maturity when all unpaid principal is due. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period. Woodfield personally guaranteed the loan and will be managing the projects day to day operations. Major decisions for the entity must be made unanimously between both members. Construction began in May 2020 and should be complete in the third quarter of 2022.

On December 23, 2019 the Company and Woodfield formed a joint venture to develop a 200-unit multifamily apartment project located at 1430 Hampton Avenue, Greenville, SC. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed $6.2 million in exchange for a 40% common equity in the joint venture. On February 14, 2020, Woodfield Riverside OZB, LLC closed on a construction loan with Truist Bank for up to $22.8 million at an interest rate of 2.25% over Daily 1-Month LIBOR. When the Certificate of Occupancy is received, the interest rate reduces to 2.05% over Daily 1-Month LIBOR.  The loan matures February 10, 2024 with two one-year extension options after initial 48 month term amortizing payments over 30 years, and meeting Debt Service Coverage Ratio of not less than 1.25-to-1.0. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting through the construction and lease up period. Woodfield personally guaranteed the loan and will be managing the projects day to day operations. Major decisions for the entity must be made unanimously between both members. Construction began in February 2020 and should be complete in the third quarter of 2021.

Stabilized Joint Venture Segment.

Currently the segment includes three stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing.

Dock 79. This first phase of our RiverFront on The Anacostia project is a joint venture owned by the Company (66%) and our partner, MRP Realty (34%) and is a 305-unit residential apartment building with approximately 18,000 sq. ft. of first floor retail space. For financial reporting purposes the Company consolidates this venture as it is considered the primary beneficiary of the Variable Interest Entity. As of March 31, 2021, the residential units were 94.10% occupied and 94.10% leased, while retail units are 76% leased with just one space remaining.

The Maren. In March 2021, Phase II (The Maren) of the development known as RiverFront on the Anacostia in Washington, D.C., a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 square feet of retail developed by a joint venture between the Company and MRP, reached stabilization. Stabilization in this case means 90% of the individual apartments had been leased and occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion election”. Reaching stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture. At the end of March, The Maren was 92.80% leased and 92.04% occupied.

DST Hickory Creek. In July 2019, the Company invested $6 million in 1031 proceeds from two sales in 2019 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek Apartments, DST. The Company is 26.649% beneficial owner and receives monthly distributions. The DST owns a 294-unit garden-style apartment community consisting of 19 three-story apartment buildings containing 273,940 rentable square feet. The property was constructed in 1984 and substantially renovated in 2016. The property is located in Henrico County, providing residents convenient access to some of the largest employment and economic drivers in metro Richmond, including ten Fortune 1,000 companies. The project is a qualified 1031 like-kind exchange investment and will defer $790,000 in taxes associated with last year’s asset sales of 7030 Dorsey Road and 1502 Quarry Drive. The Company’s equity interest in the trust is accounted for under the cost method because we don’t have significant influence over the operating and financial policies. Monthly distributions are recorded as equity in loss of joint ventures.

Comparative Results of Operations for the Three months ended March 31, 2021 and 2020

Consolidated Results

(dollars in thousands)	Three Months Ended March 31,
2021		2020	Change	%
Revenues:
Lease Revenue	$3,538	$3,598	$(60)	-1.7%
Mining lands lease revenue	2,315	2,185	130	5.9%
Total Revenues	5,853	5,783	70	1.2%

Cost of operations:
Depreciation/Depletion/Amortization	1,443	1,468	(25)	-1.7%
Operating Expenses	841	925	(84)	-9.1%
Property Taxes	778	737	41	5.6%
Management company indirect	570	672	(102)	-15.2%
Corporate Expense	779	1,187	(408)	-34.4%
Total cost of operations	4,411	4,989	(578)	-11.6%

Total operating profit	1,442	794	648	81.6%

Net investment income, including realized gains
of $0 and $108	1,375	1,991	(616)	-30.9%
Interest Expense	(925)	(51)	(874)	1713.7%
Equity in loss of joint ventures	(1,635)	(642)	(993)	154.7%
Gain on remeasurement of investment in real estate partnership	51,139	—	51,139	0.0%
Gain on sale of real estate	—	8	(8)	-100.0%
Income before income taxes	51,396	2,100	49,296	2347.4%
Provision for income taxes	10,521	601	9,920	1650.6%

Net income	40,875	1,499	39,376	2626.8%
Gain (loss) attributable to noncontrolling interest	12,502	(119)	12,621	-10605.9%
Net income attributable to the Company	$28,373	$1,618	$26,755	1653.6%

Net income for the first quarter of 2021 was $28,373,000 or $3.03 per share versus $1,618,000 or $.16 per share in the same period last year. The first quarter of 2021 was impacted by the following items:

  Gain of $51.1 million on the remeasurement of investment in The Maren real estate partnership, which is included in Income before income taxes. This gain on remeasurement is mitigated by a $10.3 million provision for deferred income taxes and $13.0 attributable to noncontrolling interest
  The prior year included $251,000 higher professional fees related to environmental claims on our Anacostia property which were settled late in 2020.
  Corporate expense stock compensation of $202,000 compared to $601,000 in the same period last year due the timing of stock grants.
  Loss on joint ventures increased $993,000. This is primarily due to $248,000 increased loss at the Maren and a $663,000 increased loss at Bryant Street. Included in this loss is:
  $827,000 for our share depreciation and amortization at the Maren which was not in service during the same period last year
  $599,000 loss on phase 1 of Bryant Street due to lease-up efforts on the first building during the quarter.

Asset Management Segment Results

	Three months ended March 31
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$712	100.0%	652	100.0%	60	9.2%

Depreciation, depletion and amortization	137	19.2%	192	29.5%	(55)	-28.6%
Operating expenses	139	19.5%	97	14.9%	42	43.3%
Property taxes	38	5.3%	72	11.0%	(34)	-47.2%
Management company indirect	167	23.5%	114	17.5%	53	46.5%
Corporate expense	214	30.1%	308	47.2%	(94)	-30.5%

Cost of operations	695	97.6%	783	120.1%	(88)	-11.2%

Operating profit	$17	2.4%	(131)	-20.1%	148	-113.0%

Most of the Asset Management Segment was reclassified to discontinued operations leaving two commercial properties as well as Cranberry Run, which we purchased in the first quarter of 2019, and 1801 62nd Street which joined this segment on April 1 of 2019, but was sold in July 2020. Cranberry Run is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 87.6% leased and occupied. Total revenues in this segment were $712,000, up $60,000 or 9.2%, over the same period last year. Operating profit was $17,000, up $148,000 from an operating loss of ($131,000) in the same quarter last year. This improvement is primarily due to improved leasing and occupancy at Cranberry compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended March 31
(dollars in thousands)	2021	%	2020	%	Change	%

Mining lands lease revenue	$2,315	100.0%	2,185	100.0%	130	5.9%

Depreciation, depletion and amortization	65	2.8%	38	1.8%	27	71.1%
Operating expenses	11	0.5%	13	0.6%	(2)	-15.4%
Property taxes	63	2.7%	67	3.1%	(4)	-6.0%
Management company indirect	82	3.5%	66	3.0%	16	24.2%
Corporate expense	81	3.5%	97	4.4%	(16)	-16.5%

Cost of operations	302	13.0%	281	12.9%	21	7.5%

Operating profit	$2,013	87.0%	1,904	87.1%	109	5.7%

Total revenues in this segment were $2,315,000 versus $2,185,000 in the same period last year. Total operating profit in this segment was $2,013,000, an increase of $109,000 versus $1,904,000 in the same period last year.

Development Segment Results

	Three months ended March 31
(dollars in thousands)	2021	2020	Change

Lease revenue	$317	293	24

Depreciation, depletion and amortization	53	54	(1)
Operating expenses	26	209	(183)
Property taxes	363	359	4
Management company indirect	261	445	(184)
Corporate expense	419	712	(293)

Cost of operations	1,122	1,779	(657)

Operating loss	$(805)	(1,486)	681

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

  We are in the PUD entitlement process for our 118-acre tract in Hampstead, Maryland, now known as “Hampstead Overlook.”  Hampstead Overlook received Concept Plan approval from the Town of Hampstead for 164 single and 91 town home residential units in February 2020, and the project is currently under Preliminary Plan review with the governing agencies.
  Third quarter of 2020 we received permit entitlements for two industrial buildings at Hollander Business Park totaling 145,750 square feet.  We have started construction and anticipate shell completion in the third quarter of 2021.
  We finished shell building construction in December 2018 on the two office buildings in the first phase of our joint venture with St. John Properties.  Shell building construction of the two retail buildings was completed in January 2019. We are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space.  At quarter end, Phase I was 46.9% leased and occupied.
  We are the principal capital source of a residential development venture in Baltimore County, Maryland known as “Hyde Park.”  We have committed up to $3.5 million in exchange for an interest rate of 10%. Additional proceeds and interest payments above a 20% preferred return on capital determine a split of profits.  Entitlements for the development of the property are complete, and a homebuilder is under contract to purchase all the 126 recorded building lots.  The first phase of settlement occurred in May 2020, resulting in a $2.67 million principal and interest payment, with subsequent payments of $1.13 million in principal and interest payments in the third quarter of 2020. Currently all principal and $322,605 in accrued interest has been repaid.
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
  In December 2018, the Company entered into a joint venture agreement with MidAtlantic Realty Partners (MRP) for the development of the first phase of a multifamily, mixed-use development in northeast Washington, DC known as “Bryant Street.”  The project is comprised of four buildings, with 487 units and 85,681 net leasable square feet of retail.  FRP contributed $32 million in common equity and another $23 million in preferred equity to the joint venture.  Construction began in February 2019 and as of the end of the quarter was 94% complete.  Bryant Street is currently on time, within budget, and expected to be complete in the fourth quarter of 2021. The Coda, the first of our four buildings at Bryant Street received a temporary certificate of occupancy in December 2020, final was received on April 1, 2021, and leasing efforts are underway.  At quarter end, the Coda was 35.71% leased and 20.78% occupied. This project is located in an opportunity zone and has allowed the Company to defer $14.9 million in taxes associated with the sale of our industrial assets.

  In December 2019, the Company entered into a joint venture agreement with MRP for the development of a mixed-use project known as “1800 Half Street.”  The development is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren.  It lies directly between our two acres on the Anacostia, currently under lease by Vulcan, and Audi Field, the home stadium of the DC United. The 10-story structure will have 344 apartments and 11,246 square feet of ground floor retail.  FRP contributed $37.3 million in common equity.  The project is a qualified opportunity zone investment and will defer just over $10 million in taxes associated with the sale of our industrial assets.  In June 2020, we closed on a $74 million construction loan. We began construction at the end of August 2020 and expect the building to be complete in the third quarter of 2022. As of the end of the first quarter, the project was 16% complete.
  In December 2019, the company entered into two joint ventures in Greenville, SC with a new partner, Woodfield Development.  Woodfield specializes in Class-A multi-family, mixed use developments primarily in the Carolinas and DC.  Our first joint venture with them is a 200-unit multifamily project known as “Riverside.”  FRP contributed $6.2 million in common equity for a 40% ownership interest.  Construction began in February 2020 and should be complete in the third quarter of 2021.  The second joint venture in Greenville with Woodfield is a 227-unit multifamily development known as “.408 Jackson.”  It will have 4,700 square feet of retail and is located across the street from Greenville’s minor league baseball stadium.  FRP contributed $9.7 million in common equity for a 40% ownership interest.  Construction began in May 2020 and should be complete in the third quarter of 2022.  Both projects are qualified opportunity investments and will defer a combined $4.3 million in taxes. At quarter end, Riverside and .408 Jackson are 73% and 37% complete, respectively.
  In November 2020, the Company purchased 55 acres in Aberdeen, Maryland adjacent to our Cranberry Run Business Center for $10.5 million. The project is undergoing a 12-month annexation process into the Town of Aberdeen with annexation expected in 2022. Upon annexation, the project will be entitled for industrial development capable of supporting over 625,000 square feet of industrial product.  The acquisition was a part of 1031 exchange from the sale proceeds of 1801 62nd street which deferred $3.8 million in taxable gain. This will expand our land bank and allow the Company to continue its industrial development program after we finish developing our remaining inventory at Hollander Business Park.

Stabilized Joint Venture Segment Results

	Three months ended March 31
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$2,509	100.0%	2,653	100.0%	(144)	-5.4%

Depreciation, depletion and amortization	1,188	47.4%	1,184	44.6%	4	0.3%
Operating expenses	665	26.5%	606	22.9%	59	9.7%
Property taxes	314	12.5%	239	9.0%	75	31.4%
Management company indirect	60	2.4%	47	1.8%	13	27.7%
Corporate expense	65	2.6%	70	2.6%	(5)	-7.1%

Cost of operations	2,292	91.4%	2,146	80.9%	146	6.8%

Operating profit	$217	8.6%	507	19.1%	(290)	-57.2%

In March 2021, Phase II (The Maren) of the development known as RiverFront on the Anacostia in Washington, D.C., a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 square feet of retail developed by a joint venture between the Company and MRP, reached stabilization. Stabilization in this case means 90% of the individual apartments had been leased and occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion election”.

Reaching stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at current fair value based on appraisal), liabilities and operating results of the joint venture. At the end of March, The Maren was 92.80% leased and 92.04% occupied. The Maren is reflected in Equity in loss of joint ventures on the Consolidated Statements of Income but all the revenue and expenses will be reflected like Dock 79 in the stabilized joint venture segment for periods commencing April 1, 2021.

Dock 79’s average residential occupancy for the quarter was 94.68%, and at the end of the quarter, Dock 79’s residential units were 94.10% leased and 94.10% occupied. This quarter, 60.00% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. Net Operating Income this quarter for this segment was $1,534,000, down $278,000 or 15.34% compared to the same quarter last year. This decrease in NOI is the result of decreased traffic to our retail tenants as well the emergency measures that remain in place which legally prevent us from raising rent on lease renewals. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In March, we completed a refinancing of Dock 79 as well as securing permanent financing for the Maren. This $180 million loan ($92 million for Dock 79, $88 million for The Maren) lowers the interest rate at Dock 79 from 4.125% to 3.03%, defers any principal payments for 12 years for both properties, and repays the $13.75 million in preferred equity along with $2.3 million in accrued interest.

In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit garden-style apartment community known as Hickory Creek consisting of 19 three-story apartment buildings containing 273,940 rentable square feet.  Hickory Creek was constructed in 1984 and substantially renovated in 2016 and is located in suburban Richmond, Virginia. The Company is 26.649% beneficial owner and receives monthly distributions. First quarter distributions were $84,000. The project is a qualified 1031 like-kind exchange investment and will defer $790,000 in taxes associated with the sales of 7030 Dorsey Road and 1502 Quarry Drive.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2021, we had $117,377,000 of cash and cash equivalents along with $51,171,000 of investments available for sale. As of March 31, 2021, we had no debt borrowed under our $20 million Wells Fargo revolver, $448,000 outstanding under letters of credit and $19,552,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sum of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended March 31,
	2021	2020
Total cash provided by (used for):
Operating activities	$3,420	3,983
Investing activities	38,524	(15,488)
Financing activities	990	(3,727)
Increase (decrease) in cash and cash equivalents	$42,934	(15,232)

Outstanding debt at the beginning of the period	89,964	88,925
Outstanding debt at the end of the period	178,321	88,959
32

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2021 was $3,420,000 versus $3,983,000 in the same period last year. The Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities.

Investing Activities - Net cash provided by investing activities for the three months ended March 31, 2021 was $38,524,000 versus net cash used in investing activities of $15,488,000 in the same period last year. The $54 million increase was primarily due to a return of our preferred equity financing with interest of $16.1 million from The Maren, $24.7 million decrease in purchases of corporate bonds due to lack of attractive investment opportunities, an $11.8 million increase on maturities and sales of our corporate bond portfolio, and $3.7 million for cash on the books of The Maren upon consolidation.

At March 31, 2021 the Company was invested in 20 corporate bonds with individual maturities over the next 10 months. The unrealized gain on these bonds of $345,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded a no realized gains or losses on bonds that matured or were sold in 2021.

Financing Activities – Net cash provided by investing activities was $990,000 versus net cash used in financing activities of $3,727,000 in the same period last year due primarily due to the refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured offset by $3.2 million lower repurchases of company stock.

Credit Facilities - On February 6, 2019 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2021, these covenants would have limited our ability to pay dividends to a maximum of $228 million combined.

On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sum of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033. Either loan may be prepaid subsequent to April 1, 2024 subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee. Effective March 31, 2021 the Company consolidated the assets (at current fair value), liabilities and operating results of our Riverfront Investment Partners II, LLC partnership (The Maren) which was previously accounted for under the equity method. As such the full amount of our mortgage loan was recorded in the consolidated financial statements.

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2021 to include approximately $31.1 million for real estate including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic is having an extraordinary impact on the world economy and the markets in which we operate. As an essential business, we have continued to operate throughout the pandemic in accordance with White House guidance and orders issued by state and local authorities. We have implemented social distancing and other measures to protect the health of our employees and customers. Our Dock 79 and The Maren properties in Washington, D.C. suffered the principal impacts to our business from the pandemic during 2020 due to our retail tenants being unable to operate at capacity, the lack of attendance at the Washington Nationals baseball park and the rent freeze imposed by the District. It is possible that these same conditions may impact our ability to lease retail spaces at Bryant Street. We anticipate that these impacts will continue for at least the first half of 2021.

Summary and Outlook. Now a full year into life in a pandemic, we find ourselves equal parts grateful, optimistic, and excited. We are grateful for the way in which our assets have responded to the pandemic; optimistic as the number of those vaccinated continues to increase and a path back to normalcy is starting to materialize; and excited for what the future holds for both the assets we have in place and those in our development pipeline.

Royalty revenue this quarter was up 5.93% over the same period last year—a quarter last year that was for the most part operating in a pre-covid environment and also the first quarter of the best revenue year in the segment’s history. Revenue for the last twelve months was $9,606,523, an increase of 2.26% over the same period last year and an increase of 1.37% over calendar year 2020. This is the first time this segment has surpassed $9.5 million in revenue in any twelve-month period and also happens to mark the best first quarter of revenue and the best twelve months of revenue in the segment’s history.

This was a very important quarter for the Stabilized Joint Venture segment. For two straight quarters, Dock 79’s occupancy has been above 94% at the end of the quarter, which is higher than it has been since September of 2019. As alluded to previously, in March, we completed a refinancing of Dock 79 as well as securing permanent financing for the Maren. This 12-year, interest-only loan will significantly lower our debt service both in terms of interest and by deferring any principal payments for the life of the loan. In paying off our preferred equity in The Maren, this loan also returns over $16 million to the Company in the form of $13.75 million in equity and $2.3 million in accrued interest. Most importantly, this quarter saw the stabilization and subsequent consolidation of The Maren as the joint venture achieved occupancy greater than 90%. Hitting this milestone less than three years after we began construction, and almost a year to the day after leasing commenced—to say it exceeded our expectations would stretch the definition of understatement. However obvious, it bears repeating that all of these things happened during a pandemic, which is a powerful testament to both the product at Riverfront on the Anacostia as well as its location. The fact that baseball has started back up with fans in attendance should only further interest in our properties and bolster revenues for our retail tenants.

We remain pleased with the current direction of our asset management segment, particularly the industrial assets. As mentioned previously, Cranberry Run is nearly 90% leased and occupied, the highest level of occupancy since we purchased it, and a sizeable increase from its 54% level of occupancy at this time last year. The speed with which we leased up and then sold our building at 1801 62nd Street last year strengthened our commitment to this shift in our approach to industrial development. We have two adjacent buildings under construction at Hollander and intend follow a similar course of action. Beyond that, we have bolstered our land bank with the $10.5 million purchase of 55 acres in Aberdeen, Maryland. Once entitled, this property will be capable of supporting over 625,000 square feet of industrial product and will be essential for future industrial development as we finish developing our remaining inventory at Hollander Business Park.

This will be a year of transition on both a micro and macro level for the Company. As we finish construction this year on the remaining buildings at Bryant Street and the first of our two developments in Greenville, we will transition into a company with a far more substantial multifamily footprint as we as a nation are transitioning beyond COVID. We remain optimistic regarding the long-term success of these projects and the Company, because we can afford to remain optimistic. Our more than $160 million in liquidity allows us that luxury. We will continue to be opportunistic in repurchasing stock. During the first quarter of 2021, the Company repurchased 6,004 shares at an average cost of $43.95 per share.

Non-GAAP Financial Measure.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measure included in this quarterly report is net operating income (NOI). FRP uses this non-GAAP financial measure to analyze its operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures.

Net Operating Income Reconciliation
Three months ended 03/31/21 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	12	(643)	39,775	1,460	271	40,875
Income Tax Allocation	5	(238)	10,112	542	100	10,521
Income (loss) before income taxes	17	(881)	49,887	2,002	371	51,396

Less:
Gain on remeasurement of real estate investment	—	—	51,139	—	—	51,139
Unrealized rents	6	—	—	58	—	64
Interest income	—	993	—	—	382	1,375
Plus:
Unrealized rents	—	—	4	—	—	4
Equity in loss of Joint Venture	—	1,069	555	11	—	1,635
Interest Expense	—	—	914	—	11	925
Depreciation/Amortization	137	53	1,188	65	—	1,443
Management Co. Indirect	167	316	60	82	—	625
Allocated Corporate Expenses	214	419	65	81	—	779

Net Operating Income (loss)	529	(17)	1,534	2,183	—	4,229

Net Operating Income Reconciliation
Three months ended 03/31/20 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	(90)	(954)	370	1,380	793	1,499
Income Tax Allocation	(33)	(354)	182	512	294	601
Income (loss) before income taxes	(123)	(1,308)	552	1,892	1,087	2,100

Less:
Equity in profit of Joint Ventures	—	—	83	—	—	83
Gains on sale of buildings	8	—	—	—	—	8
Unrealized rents	110	—	—	61	—	171
Interest income	—	891	—	—	1,100	1,991
Plus:
Unrealized rents	—	—	4	—	—	4
Equity in loss of Joint Venture	—	713	—	12	—	725
Interest Expense	—	—	38	—	13	51
Depreciation/Amortization	192	54	1,184	38	—	1,468
Management Co. Indirect	114	445	47	66	—	672
Allocated Corporate Expenses	308	712	70	97	—	1,187

Net Operating Income (loss)	373	(275)	1,812	2,044	—	3,954

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at March 31, 2021 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at March 31, 2021, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of March 31, 2021, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

The Company previously disclosed that on March 20, 2020, the Department of Energy and the Environment (“DOEE”) issued a Comprehensive Site Assessment Directive Letter dated March 20, 2020 (the “Directive”). The Directive indicated that DOEE’s Underground Storage Tank Branch had opened a Leaking Underground Storage Tank case relating to the former tanks, and directed preparation of a Work Plan and CSA report “to delineate the extent of both groundwater and soil contamination.” Notably, the Directive indicated that whether a Corrective Action Plan would be needed would be determined following DOEE’s review of the CSA report. The DOEE subsequently reviewed our CSA report and issued a No Further Action Letter on March 15, 2021.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			(c)
			Total
			Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	2,169	$44.38	2,169	$9,531,000

February 1
Through
February 28	3,835	$43.70	3,835	$9,363,000

March 1
Through
March 31	—	$—	—	$9,363,000

Total	6,004	$43.95	6,004

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 39.
37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: May 12, 2021	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
38

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2021

EXHIBIT INDEX

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