Form 10-Q
period 2021-06-30
FRP HOLDINGS, INC.
filed 2021-08-16
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2021
Common Stock, $.10 par value per share	9,411,028 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2021

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to: the impact of the Covid-19 Pandemic on our operations and financial results; the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; demand for apartments in Washington D.C., Richmond, Virginia and Greenville, South Carolina; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30, 2021	December 31, 2020
Assets:
Real estate investments at cost:
Land	$121,057	91,744
Buildings and improvements	255,646	141,241
Projects under construction	11,378	4,879
Total investments in properties	388,081	237,864
Less accumulated depreciation and depletion	41,971	34,724
Net investments in properties	346,110	203,140

Real estate held for investment, at cost	9,429	9,151
Investments in joint ventures	144,938	167,071
Net real estate investments	500,477	379,362

Cash and cash equivalents	138,154	73,909
Cash held in escrow	684	196
Accounts receivable, net	1,076	923
Investments available for sale at fair value	32,129	75,609
Federal and state income taxes receivable	3,681	4,621
Unrealized rents	445	531
Deferred costs	4,092	707
Other assets	514	502
Total assets	$681,252	536,360

Liabilities:
Secured notes payable	$178,334	89,964
Accounts payable and accrued liabilities	4,976	3,635
Other liabilities	1,886	1,886
Deferred revenue	461	542
Deferred income taxes	65,379	56,106
Deferred compensation	1,245	1,242
Tenant security deposits	686	332
Total liabilities	252,967	153,707

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,411,028 and 9,363,717 shares issued and outstanding, respectively	941	936
Capital in excess of par value	57,360	56,279
Retained earnings	337,992	309,764
Accumulated other comprehensive income, net	268	675
Total shareholders’ equity	396,561	367,654
Noncontrolling interest MRP	31,724	14,999
Total equity	428,285	382,653
Total liabilities and shareholders’ equity	$681,252	536,360

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
Revenues:
Lease revenue	$5,861	3,447	9,399	7,045
Mining lands lease revenue	2,634	2,402	4,949	4,587
Total Revenues	8,495	5,849	14,348	11,632

Cost of operations:
Depreciation, depletion and amortization	4,388	1,500	5,831	2,968
Operating expenses	1,394	781	2,235	1,706
Property taxes	1,000	646	1,778	1,383
Management company indirect	822	692	1,392	1,364
Corporate expenses	1,050	1,026	1,829	2,213
Total cost of operations	8,654	4,645	13,065	9,634

Total operating profit (loss)	(159)	1,204	1,283	1,998

Net investment income, including realized gains of $0, $134, $0 and $242, respectively	1,048	2,110	2,423	4,101
Interest expense	(446)	(45)	(1,371)	(96)
Equity in loss of joint ventures	(1,118)	(1,343)	(2,753)	(1,985)
Gain on remeasurement of investment in real estate partnership	—	—	51,139	—
Gain on sale of real estate	805	3,589	805	3,597

Income before income taxes	130	5,515	51,526	7,615
Provision for (benefit from) income taxes	(151)	1,538	10,370	2,139

Net income	281	3,977	41,156	5,476
Gain (loss) attributable to noncontrolling interest	199	(172)	12,701	(291)
Net income attributable to the Company	$82	4,149	28,455	5,767

Earnings per common share:
Net income attributable to the Company-
Basic	$0.01	0.43	3.04	0.59
Diluted	$0.01	0.43	3.03	0.59

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,353	9,620	9,347	9,712
-diluted earnings per common share	9,390	9,649	9,385	9,744

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
Net income	$281	3,977	41,156	5,476
Other comprehensive income net of tax:
Unrealized gain (loss) on investments sale, net of income tax effect of $(61), $518, $(151) and $101	(165)	1,397	(407)	271

Comprehensive income	$116	5,374	40,749	5,747

Less comp. income attributable to Noncontrolling interest	$199	(172)	12,701	(291)

Comprehensive income attributable to the Company	$(83)	5,546	28,048	6,038

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands) (Unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$41,156	5,476
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation, depletion and amortization	5,951	3,084
Deferred income taxes	9,273	101
Equity in loss of joint ventures	2,753	1,985
Gain on remeasurement of invest in real estate partnership	(51,139)	—
Gain on sale of equipment and property	(835)	(3,611)
Stock-based compensation	854	1,171
Realized gain on available for sale investments	—	(242)
Net changes in operating assets and liabilities:
Accounts receivable	554	(777)
Deferred costs and other assets	280	28
Accounts payable and accrued liabilities	819	(439)
Income taxes payable and receivable	940	2,147
Other long-term liabilities	357	187
Net cash provided by operating activities	10,963	9,110

Cash flows from investing activities:
Investments in properties	(6,845)	(1,167)
Investments in joint ventures	(4,768)	(2,107)
Return of capital from investments in joint ventures	17,119	792
Purchases of investments available for sale	—	(24,748)
Proceeds from sales of investments available for sale	42,502	32,703
Cash at consolidation of real estate partnership	3,704	—
Proceeds from the sale of assets	878	5,867
Cash held in escrow	(152)	(3,553)
Net cash provided by investing activities	52,438	7,787

Cash flows from financing activities:
Proceeds from long-term debt	92,070	—
Repayment of long-term debt	(90,000)	—
Debt issue costs	(704)	—
Distribution to noncontrolling interest	(527)	(408)
Repurchase of company stock	(264)	(12,354)
Exercise of employee stock options	269	—
Net cash provided by (used in) financing activities	844	(12,762)

Net increase in cash and cash equivalents	64,245	4,135
Cash and cash equivalents at beginning of year	73,909	26,607
Cash and cash equivalents at end of the period	$138,154	30,742

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands, except share amounts)

					Accumulated	Total
			Capital in		Other Comp-	Share	Non-
	Common Stock		Excess of	Retained	rehensive	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	Income, net	Equity	Interest	Equity

Balance at March 31, 2021	9,387,823	$939	$56,474	$337,910	$433	$395,756	$31,879	$427,635

Stock option grant compensation	—	—	18	—	—	18	—	18
Restricted stock compensation	—	—	134	—	—	134	—	134
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Exercise of stock options	14,100	1	235	—	—	236	—	236
Contributions from partners	—	—	—	—	—	—	3	3
Net income	—	—	—	82	—	82	199	281
Distributions to partners	—	—	—	—	—	—	(357)	(357)
Unrealized loss on investment, net	—	—	—	—	(165)	(165)	—	(165)
Balance at June 30, 2021	9,411,028	$941	$57,360	$337,992	$268	$396,561	$31,724	$428,285

Balance at December 31, 2020	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653

Stock option grant compensation	—	—	35	—	—	35	—	35
Restricted stock compensation	—	—	269	—	—	269	—	269
Shares granted to Employees	1,098	—	50	—	—	50	—	50
Restricted stock award	27,778	3	(3)	—	—	—	—	—
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Exercise of stock options	15,334	1	268	—	—	269	—	269
Shares purchased and cancelled	(6,004)	—	(37)	(227)	—	(264)	—	(264)
Contributions from partners	—	—	—	—	—	—	4,551	4,551
Net income	—	—	—	28,455	—	28,455	12,701	41,156
Distributions to partners	—	—	—	—	—	—	(527)	(527)
Unrealized loss on investment, net	—	—	—	—	(407)	(407)	—	(407)
Balance at June 30, 2021	9,411,028	$941	$57,360	$337,992	$268	$396,561	$31,724	$428,285

Balance at March 31, 2020	9,766,906	$977	$57,818	$313,968	$(203)	$372,560	$16,332	$388,892

Stock option grant compensation	—	—	23	—	—	23	—	23
Restricted stock compensation	—	—	47	—	—	47	—	47
Shares granted to Directors	12,050	1	499	—	—	500	—	500
Shares purchased and cancelled	(215,812)	(22)	(1,280)	(7,631)	—	(8,933)	—	(8,933)
Net income	—	—	—	4,149	—	4,149	(172)	3,977
Distributions to partners	—	—	—	—	—	—	(102)	(102)
Unrealized gain on investment, net	—	—	—	—	1,397	1,397	—	1,397
Balance at June 30, 2020	9,563,144	$956	$57,107	$310,486	$1,194	$369,743	$16,058	$385,801

Balance at December 31, 2019	9,817,429	$982	$57,705	$315,278	$923	$374,888	$16,757	$391,645

Stock option grant compensation	—	—	47	—	—	47	—	47
Restricted stock compensation	—	—	94	—	—	94	—	94
Shares granted to Employees	11,448	1	529	—	—	530	—	530
Shares granted to Directors	12,050	1	499	—	—	500	—	500
Restricted stock award	20,520	2	(2)	—	—	—	—	—
Shares purchased and cancelled	(298,303)	(30)	(1,765)	(10,559)	—	(12,354)	—	(12,354)
Net income	—	—	—	5,767	—	5,767	(291)	5,476
Distributions to partners	—	—	—	—	—	—	(408)	(408)
Unrealized gain on investment, net	—	—	—	—	271	271	—	271
Balance at June 30, 2020	9,563,144	$956	$57,107	$310,486	$1,194	$369,743	$16,058	$385,801

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2020.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Asset management	$588	716	1,300	1,368
Mining royalty lands	2,634	2,402	4,949	4,587
Development	451	279	768	572
Stabilized Joint Venture	4,822	2,452	7,331	5,105
	8,495	5,849	14,348	11,632

Operating profit (loss):
Before corporate expenses:
Asset management	$128	323	359	500
Mining royalty lands	2,400	2,194	4,494	4,195
Development	(411)	(703)	(797)	(1,477)
Stabilized Joint Venture	(1,226)	416	(944)	993
Operating profit before corporate expenses	891	2,230	3,112	4,211
Corporate expenses:
Allocated to asset management	(288)	(265)	(502)	(573)
Allocated to mining royalty lands	(108)	(84)	(189)	(181)
Allocated to development	(522)	(617)	(941)	(1,329)
Allocated to stabilized joint venture	(132)	(60)	(197)	(130)
Total corporate expenses	(1,050)	(1,026)	(1,829)	(2,213)
	$(159)	1,204	1,283	1,998

Interest expense	$446	45	1,371	96

Depreciation, depletion and amortization:
Asset management	$134	200	271	392
Mining royalty lands	58	62	123	100
Development	53	53	106	107
Stabilized Joint Venture	4,143	1,185	5,331	2,369
	$4,388	1,500	5,831	2,968
Capital expenditures:
Asset management	$139	341	218	554
Mining royalty lands	—	—	—	—
Development	2,907	320	6,206	617
Stabilized Joint Venture	412	19	421	(4)
	$3,458	680	6,845	1,167

	June 31,	December 31,
Identifiable net assets	2021	2020

Asset management	$10,939	11,172
Mining royalty lands	37,338	37,387
Development	180,264	196,212
Stabilized Joint Venture	270,459	130,472
Investments available for sale at fair value	32,129	75,609
Cash items	138,838	74,105
Unallocated corporate assets	11,285	11,403
	$681,252	536,360

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $256,000 and $290,000 for the three months ended June 30, 2021 and 2020 and $512,000 and $580,000 for the six months ended June 30, 2021 and 2020, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s Outstanding Debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$178,334	89,964
Credit agreement	—	—
	$178,334	89,964

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of June 30, 2021, there was no debt outstanding on this revolver, $506,000 outstanding under letters of credit and $19,494,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 1.10025% on June 30, 2021. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2021, these covenants would have limited our ability to pay dividends to a maximum of $228 million combined.

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

On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033. Either loan may be prepaid subsequent to April 1, 2024 subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee.

Debt cost amortization of $38,000 and $76,000 was recorded during the three and six months ended June 30, 2021, respectively. During the three months ended June 30, 2021 and June 30, 2020 the Company capitalized interest costs of $966,000 and $940,000, respectively. During the six months ended June 30, 2021 and June 30, 2020 the Company capitalized interest costs of $1,894,000 and $1,875,000, respectively.

The Company was in compliance with all debt covenants as of June 30, 2021.

(6) Earnings per Share.

The following details the computations of the Basic and Diluted Earnings Per Common Share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,353	9,620	9,347	9,712

Common shares issuable under share based payment plans which are potentially dilutive	37	29	38	32

Common shares used for diluted earnings per common share	9,390	9,649	9,385	9,744

Net income attributable to the Company	$82	4,149	28,455	5,767

Earnings per common share:
-basic	$0.01	0.43	3.04	0.59
-diluted	$0.01	0.43	3.03	0.59

For the three and six months ended June 30, 2021, 6,680 and 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2020, 74,065 and 53,545 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the first six months of 2021 the Company repurchased 6,004 shares at an average cost of $43.95. During the first six months of 2020 the Company repurchased 298,303 shares at an average cost of $41.41.

(7) Stock-Based Compensation Plans.

The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee.

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

In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 397,713 at June 30, 2021. In March 2021 and March 2020, 1,098 and 11,448 shares of stock, respectively, were granted to employees rather than stock options as in prior years.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock option grants	$18	23	35	47
Restricted stock awards	134	47	269	94
Employee stock grant	—	—	50	530
Annual director stock award	500	500	500	500
	$652	570	854	1,171

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at December 31, 2020	120,089	$35.33	5.3	$1,531
Exercised	(15,334)	$17.54		$(115)
Outstanding at June 30, 2021	104,755	$37.93	5.4	$1,416

Exercisable at June 30, 2021	92,407	$36.87	5.1	$1,212

Vested during six months ended
June 30, 2021	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,738,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,859,000 based on the market closing price of $55.68 on June 30, 2021 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2021 was $163,000, which is expected to be recognized over a weighted-average period of 2.4 years.

Gains of $602,000 were realized by option holders during the six months ended June 30, 2021.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at December 31, 2020	20,520	$46.30	3.4	$950
Time-based awards granted	8,896	45.55		405
Performance-based awards granted	18,882	45.55		860
Non-vested at June 30, 2021	48,298	$45.87	3.6	$2,215

Total compensation cost of restricted stock granted but not yet vested as of June 30, 2021 was $1,696,000 which is expected to be recognized over a weighted-average period of 3.8 years.

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

As of June 30, 2021 there was $506,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 26.3% of the Company’s consolidated revenues during the six months ended June 30, 2021 and $403,000 of accounts receivable at June 30, 2021.  The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank.  At times, such amounts may exceed FDIC limits.

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

At June 30, 2021 the Company was invested in 12 corporate bonds with individual maturities over the next 7 months. The unrealized gain on these bonds of $118,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The amortized cost of the investments was $32,011,000 and the carrying amount and fair value of such bonds were $32,129,000 as of June 30, 2021.

At June 30, 2021 and 2020, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2021, the carrying amount and fair value of such other long-term debt was $178,334,000 and $175,625,000, respectively. At June 30, 2020, the carrying amount and fair value of such other long-term debt was $88,993,000 and $95,606,000, respectively.

(11) Investments in Joint Ventures.

The Company has investments in joint ventures, primarily with other real estate developers. Joint ventures where FRP is not the primary beneficiary are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The assets of these joint ventures are restricted to use by the joint ventures and their obligations can only be settled by their assets or additional contributions by the partners.

The following table summarizes the Company’s Investments in Unconsolidated Joint Ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of June 30, 2021
Brooksville Quarry, LLC	50.00%	$7,474	14,340	(44)	(22)
BC FRP Realty, LLC	50.00%	5,402	22,746	(166)	(88)
Riverfront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,571	196,646	(2,410)	(2,207)
Hyde Park		4	4	—	—
DST Hickory Creek	26.65%	6,000	47,006	(209)	171
Amber Ridge Loan		11,859	11,859	—	—
1800 Half St. Owner, LLC	61.37%	38,220	66,454	19	25
Greenville/Woodfield Partnerships	40.00%	16,409	67,661	(10)	(4)
Total		$144,939	426,716	(3,580)	(2,753)

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2020
Brooksville Quarry, LLC	50.00%	$7,499	14,347	(78)	(39)
BC FRP Realty, LLC	50.00%	5,184	22,747	(411)	(207)
Riverfront Holdings II, LLC	80.00%	23,533	108,538	(4,573)	(3,907)
Bryant Street Partnerships	61.36%	60,159	173,814	(836)	(2,130)
Hyde Park		591	591	—	—
DST Hickory Creek	26.65%	6,000	47,761	(367)	339
Amber Ridge Loan		10,026	10,026	—	—
1800 Half St. Owner, LLC	61.37%	37,875	54,275	158	164
Greenville/Woodfield Partnerships	40.00%	16,204	46,457	182	90
Total		$167,071	478,556	(5,925)	(5,690)

(1)	Riverfront Holdings II, LLC was consolidated on March 31, 2021. Bryant Street Partnerships includes $471,000 in 2021 and $1,146,000 in 2020 for the Company’s share of preferred interest and $236,000 in 2021 and $471,000 in 2020 for amortization of guarantee liability related to the Bryant Street loan.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of June 30, 2021 are summarized in the following two tables (in thousands):

	As of June 30, 2021					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	195,806	44,579	56,555	67,337	$364,277
Cash and cash equivalents	0	579	1,121	7,089	324	9,113
Unrealized rents & receivables	0	233	935	0	0	1,168
Deferred costs	0	28	371	2,810	0	3,209
Total Assets	$0	196,646	47,006	66,454	67,661	$377,767

Secured notes payable	$0	103,546	29,314	0	24,748	$157,608
Other liabilities	0	16,441	179	9,827	3,005	29,452
Capital - FRP	0	57,759	4,667	37,485	15,963	115,874
Capital – Third Parties	0	18,900	12,846	19,142	23,945	74,833
Total Liabilities and Capital	$0	196,646	47,006	66,454	67,661	$377,767

	As of June 30, 2021
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net	$14,284	21,754	4	11,859	364,277	$412,178
Cash and cash equivalents	55	310	0	0	9,113	9,478
Unrealized rents & receivables	0	444	0	0	1,168	1,612
Deferred costs	1	238	0	0	3,209	3,448
Total Assets	$14,340	22,746	4	11,859	377,767	$426,716

Secured notes payable	$0	11,764	0	0	157,608	$169,372
Other liabilities	68	126	0	0	29,452	29,646
Capital - FRP	7,474	5,428	4	11,859	115,874	140,639
Capital - Third Parties	6,798	5,428	0	0	74,833	87,059
Total Liabilities and Capital	$14,340	22,746	4	11,859	377,767	$426,716

The Company’s capital recorded by the unconsolidated Joint Ventures is $4,300,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

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

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(6,752,000) and $(8,278,000) as of June 30, 2021 and December 31, 2020 respectively.

The income statements of the Bryant Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street
	Partnerships	Partnerships
	Total JV	Company Share
	Six Months ended	Six Months ended
	June 30,	June 30,
	2021	2021
Revenues:
Rental Revenue	$180	$111
Revenue – other	77	47
Total Revenues	257	158

Cost of operations:
Depreciation and amortization	776	476
Operating expenses	1,117	686
Property taxes	119	73
Total cost of operations	2,012	1,235

Total operating profit	(1,755)	(1,077)
Interest expense	(655)	(1,130)

Net loss before tax	(2,410)	(2,207)

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

Reaching stabilization results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $51,139,000 of which $13,965,000 was attributed to the noncontrolling interest. In accordance with the terms of the Joint Venture agreements, the Company used the fair value amount at date of conversion and calculated an adjusted ownership under the Conversion election. As such for financial reporting purposes effective March 31, 2021 the Company ownership is based upon this substantive profit sharing arrangement and is 70.41% on a prospective basis as agreed to by FRP and MRP.

	As of March 31, 2021
	Riverfront	Gain on Remeasure-
	Holdings II, LLC	Ment	Revised

Land	$6,472	$22,858	$29,330
Building and improvements, net	87,269	23,531	110,800
Project under construction	258	—	258
Value of leases in place	—	4,750	4,750
Cash	3,704	—	3,704
Cash held in escrow	336	—	336
Accounts receivable	707	—	707
Prepaid expenses	197	—	197
Total Assets	$98,943	$51,139	$150,082

Long-term Debt	$88,000	$—	$88,000
Amortizable debt costs	(1,072)	—	(1,072)
Other liabilities	441	—	441
Equity – FRP	7,026	37,174	44,200
Equity - MRP	4,548	13,965	18,513
Total Liabilities and Capital	$98,943	$51,139	$150,082

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 5 of our annual report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

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

Business Overview - FRP Holdings, Inc. is a real estate development, asset management and operating company businesses. Our properties are located in the Mid-Atlantic and southeastern United States and consist of:

Lands leased to mining companies, some of which will have second lives as development properties;

Residential apartments in Washington, D.C.;

Warehouse or office properties in the Mid-Atlantic states either existing or under development;

Mixed use properties under development in Washington, D.C. or Greenville, South Carolina; and

Properties held for sale.

We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to focus on our core business activity of real estate development, asset management and operations. We are developing a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. We do not anticipate immediate benefits from investments. Timing of projects may be subject to delays caused by factors beyond our control.

Reportable Segments

We conduct primarily all of our business in the following four reportable segments: (1) asset management (2) mining royalty lands (3) development and (4) stabilized joint ventures. For more information regarding our reportable segments, see Note 3. Business Segments of our condensed consolidated financial statements included in this quarterly report.

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

As of June 30, 2021, the Asset Management Segment owned three commercial properties in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 268,010 square feet which are 59.7% occupied and 77.6% leased. The property is subject to commercial leases with various tenants.

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

The major expenses in this segment are comprised of collection and accounting for royalties, management’s oversight of the mining leases, land entitlement for post-mining uses and property taxes at our non-leased locations and at our Grandin location which, unlike our other leased mining locations, are not entirely paid by the tenant.  As such, our costs in this business are very low as a percentage of revenue, are relatively stable and are not affected by increases in production at our locations. Our current mining tenants include Vulcan Materials, Martin Marietta, Cemex, Argos and The Concrete Company.

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

Development Segment – Warehouse/Office Land.

At June 30, 2021 this segment owned the following future development parcels:

1)	25 acres of horizontally developed land capable of supporting 247,995 square feet of warehouse, office, and flex buildings at Hollander 95 Business Park in Baltimore City, Maryland.
2)	55 acres of land that will be capable of supporting over 625,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.

We also have three properties that were either spun-off to us from Florida Rock Industries in 1986 or acquired by us from unrelated third parties. These properties, as a result of our “highest and best use” studies, are being prepared for income generation through sale or joint venture with third parties, and in certain cases we are leasing these properties on an interim basis for an income stream while we wait for the development market to mature.

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing.	$6,125,000
Hampstead Trade Center, MD	73	Residential zoning applied for in preparation for sale	$9,415,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,760,000
Total	77.5		$23,300,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development.

The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 85,681 square feet of retail partially completed	61.36%
Hyde Park residential development in Essexshire, MD		Property sold, $3.5 million investment in exchange for an interest rate of 10% and a preferred return of 20%	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale	Financing
1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Construction of ten-story structure with 344 apartments and 11,246 square feet of ground floor retail underway	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Construction of mixed-use project with 227 multifamily units and 4,700 square feet of retail space began in May 2020	40%
Riverside property 1430 Hampton Avenue, Greenville, SC	Woodfield Development	Construction of 200 unit apartment project began in February 2020	40%

Joint ventures where FRP is not the primary beneficiary are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of June 30, 2021
Brooksville Quarry, LLC	50.00%	$7,474	14,340	(44)	(22)
BC FRP Realty, LLC	50.00%	5,402	22,746	(166)	(88)
RiverFront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,571	196,646	(2,410)	(2,207)
Hyde Park		4	4	—	—
DST Hickory Creek	26.65%	6,000	47,006	(209)	171
Amber Ridge Loan		11,859	11,859	—	—
1800 Half St. Owner, LLC	61.37%	38,220	66,454	19	25
Greenville/Woodfield Partnerships	40.00%	16,409	67,661	(10)	(4)
Total		$144,939	426,716	(3,580)	(2,753)

(1) Riverfront Holdings II, LLC was consolidated on March 31, 2021, and reflected in Stabilized Joint Ventures.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of June 30, 2021, are summarized in the following two tables (in thousands):

	As of June 30, 2021					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	195,806	44,579	56,555	67,337	$364,277
Cash and cash equivalents	0	579	1,121	7,089	324	9,113
Unrealized rents & receivables	0	233	935	0	0	1,168
Deferred costs	0	28	371	2,810	0	3,209
Total Assets	$0	196,646	47,006	66,454	67,661	$377,767

Secured notes payable	$0	103,546	29,314	0	24,748	$157,608
Other liabilities	0	16,441	179	9,827	3,005	29,452
Capital - FRP	0	57,759	4,667	37,485	15,963	115,874
Capital – Third Parties	0	18,900	12,846	19,142	23,945	74,833
Total Liabilities and Capital	$0	196,646	47,006	66,454	67,661	$377,767

	As of June 30, 2021
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,284	21,754	4	11,859	364,277	$412,178
Cash and cash equivalents	55	310	0	0	9,113	9,478
Unrealized rents & receivables	0	444	0	0	1,168	1,612
Deferred costs	1	238	0	0	3,209	3,448
Total Assets	$14,340	22,746	4	11,859	377,767	$426,716

Secured notes payable	$0	11,764	0	0	157,608	$169,372
Other liabilities	68	126	0	0	29,452	29,646
Capital - FRP	7,474	5,428	4	11,859	115,874	140,639
Capital - Third Parties	6,798	5,428	0	0	74,833	87,059
Total Liabilities and Capital	$14,340	22,746	4	11,859	377,767	$426,716

Stabilized Joint Venture Segment.

Currently the segment includes three stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The three stabilized joint venture properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments Washington, D.C. 305 apartment units and 18,000 square feet of retail	MRP Realty	Consolidated	66%
The Maren apartments Washington, D.C. 264 residential units and 6,937 square feet of retail	MRP Realty	Consolidated as of March 31, 2021	70.41%
DST Hickory Creek 294 apartment units in Henrico County, MD	Capital Square	Cost Method	26.6%

Second Quarter Operational Highlights

  Highest mining royalty revenue total in any second quarter in segment’s history
  Dock 79 residential occupancy above 94% for third straight quarter—first time that has happened since the fourth quarter of 2018

Comparative Results of Operations for the Three months ended June 30, 2021 and 2020

Consolidated Results

(dollars in thousands)	Three Months Ended June 30,
	2021	2020	Change	%
Revenues:
Lease Revenue	$5,861	$3,447	$2,414	70.0%
Mining lands lease revenue	2,634	2,402	232	9.7%
Total Revenues	8,495	5,849	2,646	45.2%

Cost of operations:
Depreciation/Depletion/Amortization	4,388	1,500	2,888	192.5%
Operating Expenses	1,394	781	613	78.5%
Property Taxes	1,000	646	354	54.8%
Management company indirect	822	692	130	18.8%
Corporate Expense	1,050	1,026	24	2.3%
Total cost of operations	8,654	4,645	4,009	86.3%

Total operating profit (loss)	(159)	1,204	(1,363)	-113.2%

Net investment income, including realized gains
of $0 and $134	1,048	2,110	(1,062)	-50.3%
Interest Expense	(446)	(45)	(401)	891.1%
Equity in loss of joint ventures	(1,118)	(1,343)	225	-16.8%
Gain on sale of real estate	805	3,589	(2,784)	-77.6%
Income before income taxes	130	5,515	(5,385)	-97.6%
Provision for (benefit from) income taxes	(151)	1,538	(1,689)	-109.8%

Net income	281	3,977	(3,696)	-92.9%
Gain (loss) attributable to noncontrolling interest	199	(172)	371	-215.7%
Net income attributable to the Company	$82	$4,149	$(4,067)	-98.0%

Net income attributable to the Company for the second quarter of 2021 was $82,000 or $.01 per share versus $4,149,000 or $.43 per share in the same period last year. The second quarter of 2021 was impacted by the following items:

  The quarter includes $1,868,000 amortization expense of the $4,750,000 fair value of the Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
  Interest income decreased $1,062,000 due to bond maturities and repayment of the Maren preferred equity financing.
  Interest expense increased $401,000 due to interest on the Maren’s debt partially offset by a lower interest rate on the refinanced Dock 79 debt.
  Gain from sale of real estate decreased $2,784,000. The current quarter included $805,000 for an easement and sale of excess land in the Mining Royalty Lands Segment. The prior year’s quarter included a gain of $3,589,000 from the sale of the three remaining lots at our Lakeside Business Park and Mining Royalty Lands Segment’s Gulf Hammock Property.
  Gain attributable to non-controlling interest for the quarter includes a $953,000 adjustment to the $13.0 million gain on remeasurement attributed to MRP last quarter increasing it to $14.0 million. We finalized our agreement of the ownership split and revised last quarter’s estimate.

Asset Management Segment Results

	Three months ended June 30
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$588	100.0%	716	100.0%	(128)	-17.9%

Depreciation, depletion and amortization	134	22.8%	200	27.9%	(66)	-33.0%
Operating expenses	74	12.6%	96	13.4%	(22)	-22.9%
Property taxes	42	7.1%	(24)	-3.3%	66	-275.0%
Management company indirect	210	35.7%	121	16.9%	89	73.6%
Corporate expense	288	49.0%	265	37.0%	23	8.7%

Cost of operations	748	127.2%	658	91.9%	90	13.7%

Operating profit (loss)	$(160)	-27.2%	58	-8.1%	(218)	-375.9%

Total revenues in this segment were $588,000, down $128,000 or 17.9%, over the same period last year due to the sale of our warehouse 1801 62nd Street in July 2020 which had $163,000 of revenues in the same quarter last year. Operating loss was ($160,000), down $218,000 from an operating profit of $58,000 in the same quarter last year primarily due to the sale of 1801 62nd Street. Cranberry Run, which we purchased in the first quarter of 2019, is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 77.6% leased and 59.7% occupied compared to 71.9% leased at the end of the same quarter last year. Our other two properties remain substantially leased during both periods, with 34 Loveton 95.1% occupied and Square 664E fully leased through August 2026.

Mining Royalty Lands Segment Results

	Three months ended June 30
(dollars in thousands)	2021	%	2020	%	Change	%

Mining lands lease revenue	$2,634	100.0%	2,402	100.0%	232	9.7%

Depreciation, depletion and amortization	58	2.2%	62	2.6%	(4)	-6.5%
Operating expenses	12	0.5%	14	0.6%	(2)	-14.3%
Property taxes	68	2.6%	65	2.7%	3	4.6%
Management company indirect	96	3.6%	67	2.8%	29	43.3%
Corporate expense	108	4.1%	84	3.5%	24	28.6%

Cost of operations	342	13.0%	292	12.2%	50	17.1%

Operating profit	$2,292	87.0%	2,110	87.8%	182	8.6%

Total revenues in this segment were $2,634,000 versus $2,402,000 in the same period last year. Total operating profit in this segment was $2,292,000, an increase of $182,000 versus $2,110,000 in the same period last year.

Development Segment Results

	Three months ended June 30
(dollars in thousands)	2021	2020	Change

Lease revenue	$451	279	172

Depreciation, depletion and amortization	53	53	—
26

Operating expenses	45	144	(99)
Property taxes	364	330	34
Management company indirect	400	455	(55)
Corporate expense	522	617	(95)

Cost of operations	1,384	1,599	(215)

Operating loss	$(933)	(1,320)	387

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to developments in the quarter on ongoing projects:

  In the third quarter of 2020, we received permit entitlements for two industrial buildings at Hollander Business Park.  We have started construction and anticipate shell completion in the third quarter of 2021. Of this project’s 145,750 square feet, 26,000 square feet are pre-leased. We plan to start construction in the third quarter of 2021 on a build-to-suit building totaling 101,750 square feet. We estimate shell completion in the fourth quarter of 2022.
  With respect to our joint venture with St. John Properties, we are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space.  At quarter end, Phase I was 48.1% leased and 46.8% occupied.
  We were the principal capital source of a residential development venture in Baltimore County, Maryland known as “Hyde Park.”  All obligations are complete, all principal repaid in full, and we have received $1,032,000 in preferred interest and profits.
  The Coda, the first of our four buildings at Bryant Street joint venture, received a final certificate of occupancy on April 1, 2021, and leasing efforts are under way. At quarter end, the Coda was 88.31% leased and 67.53% occupied.  Leasing will begin on the second and third buildings at Bryant Street in the third quarter of this year.
  We began construction on our 1800 Half Street, now known as The Verge joint venture project at the end of August 2020 and expect the building to be complete in the third quarter of 2022. As of the end of the second quarter, the project was 26.82% complete.
  At quarter end, our Riverside and .408 Jackson joint venture projects in Greenville, South Carolina are 92.17% and 54.45% complete, respectively. Leasing will begin at Riverside in the third quarter of this year.

Stabilized Joint Venture Segment Results

	Three months ended June 30
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$4,822	100.0%	2,452	100.0%	2,370	96.7%

Depreciation, depletion and amortization	4,143	85.9%	1,185	48.3%	2,958	249.6%
Operating expenses	1,263	26.2%	527	21.5%	736	139.7%
Property taxes	526	10.9%	275	11.2%	251	91.3%
Management company indirect	116	2.4%	49	2.0%	67	136.7%
Corporate expense	132	2.8%	60	2.5%	72	120.0%

Cost of operations	6,180	128.2%	2,096	85.5%	4,084	194.8%

Operating profit (loss)	$(1,358)	-28.2%	356	14.5%	(1,714)	-481.5%

In March 2021, we reached stabilization on Phase II (The Maren) of the development known as Riverfront on the Anacostia in Washington, D.C., a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 square feet of retail developed by a joint venture between the Company and MRP. Stabilization in this case means 90% of the individual apartments had been leased and occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion Election”. Reaching stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at current fair value based on appraisal), liabilities and operating results of the joint venture. At the end of June, The Maren was 94.70% leased and 93.93% occupied. Up through the first quarter of this year, accounting for The Maren was reflected in Equity in loss of joint ventures on the Consolidated Statements of Income. Starting April 1, 2021, all the revenue and expenses will be reflected like Dock 79 in the stabilized joint venture segment.

Total revenues in this segment were $4,822,000, an increase of $2,370,000 versus $2,452,000 in the same period last year. The Maren’s revenue was $2,162,000 and Dock 79 revenues increased $208,000. Total operating loss in this segment was ($1,358,000), a decrease of $1,714,000 versus a profit of $356,000 in the same period last year. The quarter includes $1,868,000 amortization expense of the $4,750,000 fair value of the Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture. Net Operating Income this quarter for this segment was $3,037,000, up $1,383,000 or 83.62% compared to the same quarter last year due to the Maren’s consolidation into this segment.

Dock 79’s average residential occupancy for the quarter was 95.69%, and at the end of the quarter, Dock 79’s residential units were 94.10% leased and 96.39% occupied. This quarter, 61.36% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Second quarter distributions from our CS1031 Hickory Creek DST investment were $87,000.

Six Months Operational Highlights

  The Maren reached stabilization meaning 90% of the individual apartments had been leased and occupied by third party tenants. This event triggered a change in control and the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture.
  Highest mining royalty revenue total through the first six months in segment’s history

Comparative Results of Operations for the Six months ended June 30, 2021 and 2020

Consolidated Results

(dollars in thousands)	Six Months Ended June 30,
	2021	2020	Change	%
Revenues:
Lease Revenue	$9,399	$7,045	$2,354	33.4%
Mining lands lease revenue	4,949	4,587	362	7.9%
Total Revenues	14,348	11,632	2,716	23.3%

Cost of operations:
Depreciation/Depletion/Amortization	5,831	2,968	2,863	96.5%
Operating Expenses	2,235	1,706	529	31.0%
Property Taxes	1,778	1,383	395	28.6%
Management company indirect	1,392	1,364	28	2.1%
Corporate Expense	1,829	2,213	(384)	-17.4%
Total cost of operations	13,065	9,634	3,431	35.6%

Total operating profit	1,283	1,998	(715)	-35.8%

Net investment income, including realized gains
of $0 and $242	2,423	4,101	(1,678)	-40.9%
Interest Expense	(1,371)	(96)	(1,275)	1328.1%
Equity in loss of joint ventures	(2,753)	(1,985)	(768)	38.7%
Gain on remeasurement of investment in real estate partnership	51,139	—	51,139	0.0%
Gain on sale of real estate	805	3,597	(2,792)	-77.6%
Income before income taxes	51,526	7,615	43,911	576.6%
Provision for income taxes	10,370	2,139	8,231	384.8%

Net income	41,156	5,476	35,680	651.6%
Gain (loss) attributable to noncontrolling interest	12,701	(291)	12,992	-4464.6%
Net income attributable to the Company	$28,455	$5,767	$22,688	393.4%

Net income attributable to the Company for the first half of 2021 was $28,455,000 or $3.03 per share versus $5,767,000 or $.59 per share in the same period last year. The first half of 2021 was impacted by the following items:

  Gain of $51.1 million on the remeasurement of investment in The Maren real estate partnership, which is included in Income before income taxes. This gain on remeasurement is mitigated by a $10.1 million provision for taxes and $14.0 million attributable to noncontrolling interest.
  The period includes $1,868,000 amortization expense of the $4,750,000 fair value of the Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
  Interest income decreased $1,678,000 due to bond maturities and repayment of the Maren preferred equity financing.
  Interest expense increased $1,275,000 due to a $900,000 prepayment penalty on the Dock 79 refinancing plus interest on the Maren’s debt partially offset by a lower interest rate on Dock 79.
  Gain from sale of real estate decreased $2,792,000. The current quarter included $805,000 for an easement and sale of excess land in the Mining Royalty Lands Segment. The prior year’s quarter included a gain of $3,589,000 from the sale of the three remaining lots at our Lakeside Business Park and our prior Mining Royalty Lands Segment’s Gulf Hammock Property.

Asset Management Segment Results

	Six months ended June 30
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$1,300	100.0%	1,368	100.0%	(68)	-5.0%

Depreciation, depletion and amortization	271	20.8%	392	28.6%	(121)	-30.9%
Operating expenses	213	16.4%	193	14.1%	20	10.4%
Property taxes	80	6.2%	48	3.5%	32	66.7%
Management company indirect	377	29.0%	235	17.2%	142	60.4%
Corporate expense	502	38.6%	573	41.9%	(71)	-12.4%

Cost of operations	1,443	111.0%	1,441	105.3%	2	0.1%

Operating loss	$(143)	-11.0%	(73)	-5.3%	(70)	95.9%

Total revenues in this segment were $1,300,000, down $68,000 or 5.0%, over the same period last year due to the sale of our warehouse 1801 62nd Street in July 2020 which had $364,000 of revenues in the same period last year. Operating loss was ($143,000), down $70,000 from an operating loss of ($73,000) in the same period last year primarily due to the sale of 1801 62nd Street. Cranberry Run, which we purchased in the first quarter of 2019, is a five-building industrial park in Harford County, MD totaling 268,010 square feet of industrial/ flex space and at quarter end was 77.6% leased and 59.7% occupied compared to 71.9% leased at the end of the same period last year. Our other two properties remain substantially leased during both periods, with 34 Loveton 95.1% occupied and Square 664E fully leased through August 2026.

Mining Royalty Lands Segment Results

	Six months ended June 30
(dollars in thousands)	2021	%	2020	%	Change	%

Mining lands lease revenue	$4,949	100.0%	4,587	100.0%	362	7.9%

Depreciation, depletion and amortization	123	2.5%	100	2.2%	23	23.0%
Operating expenses	23	0.5%	27	0.6%	(4)	-14.8%
Property taxes	131	2.6%	132	2.9%	(1)	-0.8%
Management company indirect	178	3.6%	133	2.9%	45	33.8%
Corporate expense	189	3.8%	181	3.9%	8	4.4%

Cost of operations	644	13.0%	573	12.5%	71	12.4%

Operating profit	$4,305	87.0%	4,014	87.5%	291	7.2%

Total revenues in this segment were $4,949,000 versus $4,587,000 in the same period last year. Total operating profit in this segment was $4,305,000, an increase of $291,000 versus $4,014,000 in the same period last year.

Development Segment Results

	Six months ended June 30
(dollars in thousands)	2021	2020	Change

Lease revenue	$768	572	196

Depreciation, depletion and amortization	106	107	(1)
Operating expenses	71	353	(282)
Property taxes	727	689	38
Management company indirect	661	900	(239)
Corporate expense	941	1,329	(388)

Cost of operations	2,506	3,378	(872)

Operating loss	$(1,738)	(2,806)	1,068

Stabilized Joint Venture Segment Results

	Six months ended June 30
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$7,331	100.0%	5,105	100.0%	2,226	43.6%

Depreciation, depletion and amortization	5,331	72.7%	2,369	46.4%	2,962	125.0%
Operating expenses	1,928	26.3%	1,133	22.2%	795	70.2%
Property taxes	840	11.5%	514	10.1%	326	63.4%
Management company indirect	176	2.4%	96	1.9%	80	83.3%
Corporate expense	197	2.7%	130	2.5%	67	51.5%

Cost of operations	8,472	115.6%	4,242	83.1%	4,230	99.7%

Operating profit (loss)	$(1,141)	-15.6%	863	16.9%	(2,004)	-232.2%
30

Total revenues in this segment were $7,331,000, an increase of $2,226,000 versus $5,105,000 in the same period last year. The Maren’s revenue was $2,162,000 and Dock 79 revenues increased $64,000. Total operating loss in this segment was ($1,141,000), a decrease of $2,004,000 versus a profit of $863,000 in the same period last year. The quarter includes $1,868,000 amortization expense of the $4,750,000 fair value of the Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture. Net Operating Income for this segment was $4,571,000, up $1,105,000 or 31.88% compared to the same period last year due to the Maren’s consolidation into this segment.

Dock 79’s average residential occupancy for the first six months of 2021 was 95.18%. Through the first six months of the year, 60.76% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In March, we completed a refinancing of Dock 79 as well as securing permanent financing for the Maren. This $180 million loan ($92 million for Dock 79, $88 million for The Maren) lowers the interest rate at Dock 79 from 4.125% to 3.03%, defers any principal payments for 12 years for both properties, and repays the $13.75 million in preferred equity along with $2.3 million in accrued interest.

Distributions from our CS1031 Hickory Creek DST investment were $171,000 for the first six months of the year.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2021, we had $138,838,000 of cash and cash equivalents along with $32,129,000 of investments available for sale. As of June 30, 2021, we had no debt borrowed under our $20 million Wells Fargo revolver, $506,000 outstanding under letters of credit and $19,494,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended June 30,
	2021	2020
Total cash provided by (used for):
Operating activities	$10,963	9,110
Investing activities	52,438	7,787
Financing activities	844	(12,762)
Increase in cash and cash equivalents	$64,245	4,135

Outstanding debt at the beginning of the period	89,964	88,925
Outstanding debt at the end of the period	178,334	88,993

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2021 was $10,963,000 versus $9,110,000 in the same period last year. The Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities.

Investing Activities - Net cash provided by investing activities for the six months ended June 30, 2021 was $52,438,000 versus $7,787,000 in the same period last year. The $45 million increase was primarily due to a return of our preferred equity financing with interest of $16.1 million from The Maren, $24.7 million decrease in purchases of corporate bonds due to lack of attractive investment opportunities, an $9.8 million increase on maturities and sales of our corporate bond portfolio, and $3.7 million for cash on the books of The Maren upon consolidation.

At June 30, 2021 the Company was invested in 12 corporate bonds with individual maturities over the next 7 months. The unrealized gain on these bonds of $118,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded no realized gains or losses on bonds that matured or were sold in 2021.

Financing Activities – Net cash provided by investing activities was $844,000 versus net cash used in financing activities of $12,762,000 in the same period last year due primarily due to the refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured offset by $12.1 million lower repurchases of company stock.

Credit Facilities - On February 6, 2019 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2021, these covenants would have limited our ability to pay dividends to a maximum of $228 million combined.

On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033. Either loan may be prepaid subsequent to April 1, 2024 subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee. Effective March 31, 2021 the Company consolidated the assets (at current fair value), liabilities and operating results of our Riverfront Investment Partners II, LLC partnership (The Maren) which was previously accounted for under the equity method. As such the full amount of our mortgage loan was recorded in the consolidated financial statements.

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2021 to include approximately $26.8 million for real estate including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic is having an extraordinary impact on the world economy and the markets in which we operate. As an essential business, we have continued to operate throughout the pandemic in accordance with White House guidance and orders issued by state and local authorities. We have implemented social distancing and other measures to protect the health of our employees and customers. Our Dock 79 and The Maren properties in Washington, D.C. suffered the principal impacts to our business from the pandemic during 2020 due to our retail tenants being unable to operate at capacity, the lack of attendance at the Washington Nationals baseball park and the rent freeze imposed by the District. It is possible that some of these same conditions may impact our ability to lease retail spaces at Bryant Street. We anticipate that these impacts will continue for at least the remainder of 2021.

Summary and Outlook. It is hard to reconcile where we were a year ago with the first six months of this year. The fear, angst, and malaise so prevalent at the height of the pandemic and quarantine have given way to a far more normal, new normal, where summer feels like summer, and Americans in every part of this country are back to doing what Americans have always done—work, consume, serve, enjoy. As exciting as this return to normalcy is, we are even more excited for what the future holds for both the assets we have in place and those in our development pipeline.

Royalty revenue this quarter was up 9.65% over the same period last year, and royalty revenue through the first two quarters was up 7.88%. Revenue for the last twelve months was $9,838,907, an increase of 7.37% over the same period last year and an increase of 3.81% over calendar year 2020. This is the first time this segment has surpassed $9.75 million in revenue in any twelve-month period and also happens to mark the best second quarter of revenue, the best first six months of revenue, and the best twelve months of revenue in the segment’s history.

For three straight quarters, Dock 79’s occupancy has been above 94% at the end of the quarter. The last time the building ended three straight quarters with occupancy above 94% was the fourth quarter of 2018. As you no doubt recall, the Maren achieved stabilization in the final month of the first quarter. As a result, this marks the first reporting period with the Maren consolidated on to our books. Because of the increased depreciation and amortization attributable to the Company as a result of consolidating the Maren’s results into our income statement, the impact on net income may in fact be negative for some time, but the positive impact on our NOI and cash flow will be significant. The Maren is 94.7% leased and 93.93% occupied and its retail space is 100% leased with occupancy expected in the fourth quarter of this year once build out is complete. It has been over a year since the District put in place the “emergency” measures which have prevented us from raising rents on renewals. This has obviously mitigated our ability to grow NOI at Dock 79. With the Maren now going through its first generation of renewals, it too is feeling the effect of these emergency measures. It is our understanding that these measures are set to expire but not prior to the end of the year. Because renewal negotiations take place several weeks in advance, if the emergency measures expire at year end, we will not see any practical effect to rent increases until February 2022.

We remain pleased with the current direction of our asset management segment, particularly the industrial assets. The speed with which we leased up and then sold our building at 1801 62nd Street last year strengthened our commitment to this shift in our approach to industrial development. We have a build-to-suit and two spec buildings under construction at Hollander and intend to follow a similar course of action. Those three buildings will complete any development at Hollander for the foreseeable future. Because of that, we have bolstered our land bank with the $10.5 million purchase of 55 acres in Aberdeen, Maryland. Once entitled, this property will be capable of supporting over 625,000 square feet of industrial product and will be essential for future industrial development as we finish developing our remaining inventory at Hollander Business Park.

With the consolidation of the Maren, refinancing both Riverfront projects, and the unprecedented performance of the mining royalties segment, it has been an exciting first six months, to say the least. And yet the second half should prove no less eventful as we look to complete construction on Bryant Street and the first of our two developments in Greenville. Riverside in Greenville begins lease-up in August. The Chase, which is the second building at Bryant Street begins leasing at the same time. The velocity with which the Coda has leased-up (88.31% at quarter end) has only served to heighten our enthusiasm. As the nation and our economy continue to open up, we have every reason to be optimistic regarding the long-term success of these projects. Our more than $170 million in liquidity allows us that luxury of that optimism. We will continue to be opportunistic in repurchasing stock. During 2021, the Company repurchased 6,004 shares at an average cost of $43.95 per share.

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

Net Operating Income Reconciliation
Six months ended 06/30/21 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	(123)	(1,629)	38,591	3,731	586	41,156
Income Tax Allocation	(46)	(604)	9,601	1,383	36	10,370
Income (loss) before income taxes	(169)	(2,233)	48,192	5,114	622	51,526

Less:
Gain on remeasurement of real estate investment	—	—	51,139	—	—	51,139
Gain on investment land sold	—	—	—	831	—	831
Unrealized rents	11	—	—	113	—	124
Interest income	—	1,779	—	—	644	2,423
Plus:
Unrealized rents	—	—	8	—	—	8
Loss on sale of land	26	—	—	—	—	26
Equity in loss of Joint Venture	—	2,274	457	22	—	2,753
Interest Expense	—	—	1,349	—	22	1,371
Depreciation/Amortization	271	106	5,331	123	—	5,831
Management Co. Indirect	377	661	176	178	—	1,392
Allocated Corporate Expenses	502	941	197	189	—	1,829

Net Operating Income (loss)	996	(30)	4,571	4,682	—	10,219

Net Operating Income Reconciliation
Six months ended 06/30/20 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	(47)	(739)	622	4,162	1,478	5,476
Income Tax Allocation	(18)	(274)	338	1,543	550	2,139
Income (loss) from continuing operations before income taxes	(65)	(1,013)	960	5,705	2,028	7,615

Less:
Equity in profit of Joint Ventures	—	—	168	—	—	168
Gains on sale of buildings	8	1,877	—	1,712	—	3,597
Unrealized rents	114	—	—	121	—	235
Interest income	—	2,048	—	—	2,053	4,101
Plus:
Unrealized rents	—	—	8	—	—	8
Equity in loss of Joint Venture	—	2,132	—	21	—	2,153
Interest Expense	—	—	71	—	25	96
Depreciation/Amortization	392	107	2,369	100	—	2,968
Management Co. Indirect	235	900	96	133	—	1,364
Allocated Corporate Expenses	573	1,329	130	181	—	2,213

Net Operating Income (loss)	1,013	(470)	3,466	4,307	—	8,316

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at June 30, 2021 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at June 30, 2021, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of June 30, 2021, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

A decline in the economic conditions or demand in our key markets could adversely affect our business.

A predominance of our commercial and residential/mixed use properties are located in Washington, D.C. and a select number of other geographic markets. We are, therefore, subject to increased exposure to economic demand and other competitive factors specific to these markets. While the Washington, D.C. market remains strong, there has been an uptick in crime in this metropolitan area. An economic downturn or reduction in demand in Washington or these other geographic markets could adversely affect our operation. We cannot be sure that these markets will continue to grow or demand this type of assets in our portfolio.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1 through April 30	—	$—	—	$9,363,000

May 1 through May 31	—	$—	—	$9,363,000

June 1 through June 30	—	$—	—	$9,363,000

Total	—	$—	—

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: August 16, 2021	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
37

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

