Form 10-Q
period 2021-09-30
FRP HOLDINGS, INC.
filed 2021-11-10
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2021
Common Stock, $.10 par value per share	9,411,028 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to: the impact of the Covid-19 Pandemic on our operations and financial results; the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; demand for apartments in Washington D.C., Richmond, Virginia and Greenville, South Carolina; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	September 30, 2021	December 31, 2020
Assets:
Real estate investments at cost:
Land	$123,397	91,744
Buildings and improvements	255,366	141,241
Projects under construction	13,799	4,879
Total investments in properties	392,562	237,864
Less accumulated depreciation and depletion	44,266	34,724
Net investments in properties	348,296	203,140

Real estate held for investment, at cost	9,559	9,151
Investments in joint ventures	145,975	167,071
Net real estate investments	503,830	379,362

Cash and cash equivalents	162,881	73,909
Cash held in escrow	502	196
Accounts receivable, net	991	923
Investments available for sale at fair value	4,315	75,609
Federal and state income taxes receivable	2,082	4,621
Unrealized rents	580	531
Deferred costs	3,047	707
Other assets	525	502
Total assets	$678,753	536,360

Liabilities:
Secured notes payable	$178,371	89,964
Accounts payable and accrued liabilities	3,706	3,635
Other liabilities	1,886	1,886
Deferred revenue	470	542
Deferred income taxes	65,379	56,106
Deferred compensation	1,247	1,242
Tenant security deposits	764	332
Total liabilities	251,823	153,707

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,411,028 and 9,363,717 shares issued and outstanding, respectively	941	936
Capital in excess of par value	57,512	56,279
Retained earnings	338,344	309,764
Accumulated other comprehensive income, net	193	675
Total shareholders’ equity	396,990	367,654
Noncontrolling interest MRP	29,940	14,999
Total equity	426,930	382,653
Total liabilities and shareholders’ equity	$678,753	536,360

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Revenues:
Lease revenue	$6,224	3,591	15,623	10,636
Mining lands lease revenue	2,249	2,507	7,198	7,094
Total Revenues	8,473	6,098	22,821	17,730

Cost of operations:
Depreciation, depletion and amortization	3,796	1,438	9,627	4,406
Operating expenses	1,557	892	3,792	2,598
Property taxes	986	706	2,764	2,089
Management company indirect	745	844	2,137	2,208
Corporate expenses	657	637	2,486	2,850
Total cost of operations	7,741	4,517	20,806	14,151

Total operating profit	732	1,581	2,015	3,579

Net investment income, including realized gains of $0, $55, $0 and $297, respectively	943	1,814	3,366	5,915
Interest expense	(414)	(46)	(1,785)	(142)
Equity in loss of joint ventures	(1,244)	(1,788)	(3,997)	(3,773)
Gain on remeasurement of investment in real estate partnership	—	—	51,139	—
Gain on sale of real estate	—	5,732	805	9,329

Income before income taxes	17	7,293	51,543	14,908
Provision for income taxes	130	2,022	10,500	4,161

Net income (loss)	(113)	5,271	41,043	10,747
Gain (loss) attributable to noncontrolling interest	(465)	(184)	12,236	(475)
Net income attributable to the Company	$352	5,455	28,807	11,222

Earnings per common share:
Net income attributable to the Company-
Basic	$0.04	0.57	3.08	1.16
Diluted	$0.04	0.57	3.07	1.16

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,363	9,517	9,352	9,646
-diluted earnings per common share	9,399	9,545	9,390	9,681

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Net income (loss)	$(113)	5,271	41,043	10,747
Other comprehensive income net of tax:
Minimum pension liability, net of income tax effect of $0, $53, $0 and $53	—	143	—	143
Unrealized gain (loss) on investments sale, net of income tax effect of $(28), $(126), $(179) and $(26)	(75)	(341)	(482)	(70)

Comprehensive income (loss)	$(188)	5,073	40,561	10,820

Less comp. income attributable to Noncontrolling interest	$(465)	(184)	12,236	(475)

Comprehensive income attributable to the Company	$277	5,257	28,325	11,295

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands) (Unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$41,043	10,747
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation, depletion and amortization	9,772	4,572
Deferred income taxes	9,273	2,421
Equity in loss of joint ventures	3,997	3,773
Gain on remeasurement of invest in real estate partnership	(51,139)	—
Gain on sale of equipment and property	(876)	(9,343)
Stock-based compensation	1,006	1,241
Realized gain on available for sale investments	—	(297)
Net changes in operating assets and liabilities:
Accounts receivable	639	(377)
Deferred costs and other assets	151	(178)
Accounts payable and accrued liabilities	(442)	440
Income taxes payable and receivable	2,539	(340)
Other long-term liabilities	437	694
Net cash provided by operating activities	16,400	13,353

Cash flows from investing activities:
Investments in properties	(11,555)	(3,200)
Investments in joint ventures	(10,031)	(12,297)
Return of capital from investments in joint ventures	20,100	1,386
Purchases of investments available for sale	—	(24,584)
Proceeds from sales of investments available for sale	69,865	57,240
Cash at consolidation of real estate partnership	3,704	—
Proceeds from the sale of assets	934	19,257
Cash held in escrow	30	(15,073)
Net cash provided by investing activities	73,047	22,729

Cash flows from financing activities:
Proceeds from long-term debt	92,070	—
Repayment of long-term debt	(90,000)	—
Debt issue costs	(704)	—
Distribution to noncontrolling interest	(1,846)	(713)
Repurchase of company stock	(264)	(15,687)
Exercise of employee stock options	269	—
Net cash used in financing activities	(475)	(16,400)

Net increase in cash and cash equivalents	88,972	19,682
Cash and cash equivalents at beginning of year	73,909	26,607
Cash and cash equivalents at end of the period	$162,881	46,289

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands, except share amounts)

					Accumulated	Total
			Capital in		Other Comp-	Share	Non-
	Common Stock		Excess of	Retained	rehensive	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	Income, net	Equity	Interest	Equity
Balance at June 30, 2021	9,411,028	$941	$57,360	$337,992	$268	$396,561	$31,724	$428,285

Stock option grant compensation	—	—	17	—	—	17	—	17
Restricted stock compensation	—	—	135	—	—	135	—	135
Net income	—	—	—	352	—	352	(465)	(113)
Distributions to partners	—	—	—	—	—	—	(1,319)	(1,319)
Unrealized loss on investment, net	—	—	—	—	(75)	(75)	—	(75)
Balance at September 30, 2021	9,411,028	$941	$57,512	$338,344	$193	$396,990	$29,940	$426,930

Balance at December 31, 2020	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653

Stock option grant compensation	—	—	52	—	—	52	—	52
Restricted stock compensation	—	—	404	—	—	404	—	404
Shares granted to Employees	1,098	—	50	—	—	50	—	50
Restricted stock award	27,778	3	(3)	—	—	—	—	—
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Exercise of stock options	15,334	1	268	—	—	269	—	269
Shares purchased and cancelled	(6,004)	—	(37)	(227)	—	(264)	—	(264)
Contributions from partners	—	—	—	—	—	—	4,551	4,551
Net income	—	—	—	28,807	—	28,807	12,236	41,043
Distributions to partners	—	—	—	—	—	—	(1,846)	(1,846)
Unrealized loss on investment, net	—	—	—	—	(482)	(482)	—	(482)
Balance at September 30, 2021	9,411,028	$941	$57,512	$338,344	$193	$396,990	$29,940	$426,930

Balance at June 30, 2020	9,563,144	$956	$57,107	$310,486	$1,194	$369,743	$16,058	$385,801

Stock option grant compensation	—	—	24	—	—	24	—	24
Restricted stock compensation	—	—	46	—	—	46	—	46
Shares purchased and cancelled	(81,506)	(8)	(487)	(2,838)	—	(3,333)	—	(3,333)
Net income	—	—	—	5,455	—	5,455	(184)	5,271
Distributions to partners	—	—	—	—	—	—	(305)	(305)
Minimum pension liability, net	—	—	—	—	143	143	—	143
Unrealized gain on investment, net	—	—	—	—	(341)	(341)	—	(341)
Balance at September 30, 2020	9,481,638	$948	$56,690	$313,103	$996	$371,737	$15,569	$387,306

Balance at December 31, 2019	9,817,429	$982	$57,705	$315,278	$923	$374,888	$16,757	$391,645

Stock option grant compensation	—	—	71	—	—	71	—	71
Restricted stock compensation	—	—	140	—	—	140	—	140
Shares granted to Employees	11,448	1	529	—	—	530	—	530
Shares granted to Directors	12,050	1	499	—	—	500	—	500
Restricted stock award	20,520	2	(2)	—	—	—	—	—
Shares purchased and cancelled	(379,809)	(38)	(2,252)	(13,397)	—	(15,687)	—	(15,687)
Net income	—	—	—	11,222	—	11,222	(475)	10,747
Distributions to partners	—	—	—	—	—	—	(713)	(713)
Minimum pension liability, net	—	—	—	—	143	143	—	143
Unrealized loss on investment, net	—	—	—	—	(70)	(70)	—	(70)
Balance at September 30, 2020	9,481,638	$948	$56,690	$313,103	$996	$371,737	$15,569	$387,306

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”) and Florida Rock Properties, Inc. (“Properties”), Riverfront Investment Partners I, LLC, and commencing March 31, 2021 also Riverfront Investment Partners II, LLC (See Note 12). Our investment in the Brooksville joint venture, BC FRP Realty joint venture, Riverfront Investment Partners II, LLC prior to March 31, 2021, Bryant Street Partnerships, 1800 Half Street and Greenville/Woodfield are accounted for under the equity method of accounting (See Note 11). Our ownership of Riverfront Investment Partners I, LLC and Riverfront Investment Partners II, LLC includes a non-controlling interest representing the ownership of our partner. The Company uses the cost method to account for its investment in DST Hickory Creek because it does not have significant influence over operating and financial policies.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2020.

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

The Stabilized Joint Venture segment includes joint ventures which own, lease and manage buildings that have met our initial lease up criteria. Two of our two joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) and Riverfront Investment Partners II, LLC (“The Maren”) are consolidated. The Maren was consolidated effective March 31, 2021 and prior periods are still reflected under the equity method. The ownership of Dock 79 and The Maren (commencing March 31, 2021) attributable to our partner MidAtlantic Realty Partners, LLC (MRP) is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The Maren is reflected in Equity in loss of joint ventures on the Consolidated Statements of Income for the periods up to March 31, 2021 but is reflected like Dock 79 for periods commencing April 1, 2021. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Asset management	$619	721	1,919	2,089
Mining royalty lands	2,249	2,507	7,198	7,094
Development	401	290	1,169	862
Stabilized Joint Venture	5,204	2,580	12,535	7,685
	8,473	6,098	22,821	17,730

Operating profit (loss):
Before corporate expenses:
Asset management	$169	200	528	700
Mining royalty lands	2,037	2,291	6,531	6,486
Development	(404)	(659)	(1,201)	(2,136)
Stabilized Joint Venture	(413)	386	(1,357)	1,379
Operating profit before corporate expenses	1,389	2,218	4,501	6,429
Corporate expenses:
Allocated to asset management	(180)	(165)	(682)	(738)
Allocated to mining royalty lands	(69)	(53)	(258)	(234)
Allocated to development	(326)	(381)	(1,267)	(1,710)
Allocated to stabilized joint venture	(82)	(38)	(279)	(168)
Total corporate expenses	(657)	(637)	(2,486)	(2,850)
	$732	1,581	2,015	3,579

Interest expense	$414	46	1,785	142

Depreciation, depletion and amortization:
Asset management	$137	137	408	529
Mining royalty lands	38	60	161	160
Development	53	53	159	160
Stabilized Joint Venture	3,568	1,188	8,899	3,557
	$3,796	1,438	9,627	4,406
Capital expenditures:
Asset management	$100	233	318	787
Mining royalty lands	—	—	—	—
Development	4,237	1,754	10,443	2,371
Stabilized Joint Venture	373	46	794	42
	$4,710	2,033	11,555	3,200

	September 30,	December 31,
Identifiable net assets	2021	2020

Asset management	$11,127	11,172
Mining royalty lands	37,205	37,387
Development	185,500	196,212
Stabilized Joint Venture	268,907	130,472
Investments available for sale at fair value	4,315	75,609
Cash items	163,383	74,105
Unallocated corporate assets	8,316	11,403
	$678,753	536,360

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $260,000 and $290,000 for the three months ended September 30, 2021 and 2020 and $772,000 and $870,000 for the nine months ended September 30, 2021 and 2020, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s Outstanding Debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$178,371	89,964
Credit agreement	—	—
	$178,334	89,964

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of September 30, 2021, there was no debt outstanding on this revolver, $506,000 outstanding under letters of credit and $19,494,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 1.08238% on September 30, 2021. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2021, these covenants would have limited our ability to pay dividends to a maximum of $228 million combined.

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

Effective March 31, 2021, the Company consolidated the assets (at current fair value), liabilities and operating results of our Riverfront Investment Partners II, LLC partnership (“The Maren”) which was previously accounted for under the equity method. As such the full amount of our mortgage loan was recorded in the consolidated financial statements.

On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033. Either loan may be prepaid subsequent to April 1, 2024, subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee.

Debt cost amortization of $37,000 and $113,000 was recorded during the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021 and September 30, 2020 the Company capitalized interest costs of $999,000 and $948,000, respectively. During the nine months ended September 30, 2021 and September 30, 2020 the Company capitalized interest costs of $2,892,000 and $2,823,000, respectively.

The Company was in compliance with all debt covenants as of September 30, 2021.

(6) Earnings per Share.

The following details the computations of the Basic and Diluted Earnings Per Common Share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,363	9,517	9,352	9,646

Common shares issuable under share-based payment plans which are potentially dilutive	36	28	38	35

Common shares used for diluted earnings per common share	9,399	9,545	9,390	9,681

Net income attributable to the Company	$352	5,455	28,807	11,222

Earnings per common share:
-basic	$0.04	0.57	3.08	1.16
-diluted	$0.04	0.57	3.07	1.16

For the nine months ended September 30, 2021, 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2020, 74,065 and 53,545 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the first nine months of 2021 the Company repurchased 6,004 shares at an average cost of $43.95. During the first nine months of 2020 the Company repurchased 379,809 shares at an average cost of $41.30.

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

In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 397,747 at September 30, 2021. In March 2021 and March 2020, 1,098 and 11,448 shares of stock, respectively, were granted to employees rather than stock options as in prior years.

The Company recorded the following Stock Compensation Expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock option grants	$17	24	52	71
Restricted stock awards	135	46	404	140
Employee stock grant	—	—	50	530
Annual director stock award	—	—	500	500
	$152	70	1,006	1,241

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at December 31, 2020	120,089	$35.33	5.3	$1,531
Exercised	(15,334)	$17.54		$(115)
Outstanding at September 30, 2021	104,755	$37.93	5.1	$1,416

Exercisable at September 30, 2021	92,407	$36.87	4.8	$1,212

Vested during nine months ended September 30, 2021	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,761,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,884,000 based on the market closing price of $55.92 on September 30, 2021 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2021 was $146,000, which is expected to be recognized over a weighted-average period of 2.1 years.

Gains of $602,000 were realized by option holders during the nine months ended September 30, 2021.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at December 31, 2020	20,520	$46.30	3.4	$950
Time-based awards granted	8,896	45.55		405
Performance-based awards granted	18,882	45.55		860
Non-vested at September 30, 2021	48,298	$45.87	3.3	$2,215

Total compensation cost of restricted stock granted but not yet vested as of September 30, 2021 was $1,515,000 which is expected to be recognized over a weighted-average period of 3.6 years.

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

As of September 30, 2021, there was $506,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 23.8% of the Company’s consolidated revenues during the nine months ended September 30, 2021, and $294,000 of accounts receivable at September 30, 2021. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

At September 30, 2021, the Company was invested in two corporate bonds with maturities in January 2022. The unrealized gain on these bonds of $16,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The amortized cost of the investments was $4,299,000 and the carrying amount and fair value of such bonds were $4,315,000 as of September 30, 2021.

At September 30, 2021 and 2020, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents and revolving credit approximate their fair value based upon the short-term nature of these items.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2021, the carrying amount and fair value of such other long-term debt was $178,371,000 and $173,634,000, respectively. At September 30, 2020, the carrying amount and fair value of such other long-term debt was $89,027,000 and $95,138,000, respectively.

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

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of September 30, 2021
Brooksville Quarry, LLC	50.00%	$7,463	14,332	(66)	(32)
BC FRP Realty, LLC	50.00%	5,454	22,612	(227)	(113)
Riverfront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,899	201,144	(3,566)	(3,234)
Hyde Park		—	—	—	—
DST Hickory Creek	26.65%	6,000	46,560	(325)	257
Amber Ridge Loan		12,471	12,471	—	—
1800 Half St. Owner, LLC	61.37%	38,456	76,829	19	25
Greenville/Woodfield Partnerships	40.00%	16,232	80,476	(680)	(272)
Total		$145,975	454,424	(5,605)	(3,997)

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2020
Brooksville Quarry, LLC	50.00%	$7,499	14,347	(78)	(39)
BC FRP Realty, LLC	50.00%	5,184	22,747	(411)	(207)
Riverfront Holdings II, LLC	80.00%	23,533	108,538	(4,573)	(3,907)
Bryant Street Partnerships	61.36%	60,159	173,814	(836)	(2,130)
Hyde Park		591	591	—	—
DST Hickory Creek	26.65%	6,000	47,761	(367)	339
Amber Ridge Loan		10,026	10,026	—	—
1800 Half St. Owner, LLC	61.37%	37,875	54,275	158	164
Greenville/Woodfield Partnerships	40.00%	16,204	46,457	182	90
Total		$167,071	478,556	(5,925)	(5,690)

(1):	Riverfront Holdings II, LLC was consolidated on March 31, 2021. Bryant Street Partnerships includes $674,000 in 2021 and $1,146,000 in 2020 for the Company’s share of preferred interest and $354,000 in 2021 and $471,000 in 2020 for amortization of guarantee liability related to the Bryant Street loan.

The Major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of September 30, 2021 are summarized in the following two tables (in thousands):

	As of September 30, 2021					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	198,039	44,224	73,580	80,261	$396,104
Cash and cash equivalents	0	848	978	439	207	2,472
Unrealized rents & receivables	0	1,892	1,004	0	8	2,904
Deferred costs	0	365	354	2,810	0	3,529
Total Assets	$0	201,144	46,560	76,829	80,476	$405,009

Secured notes payable	$0	116,705	29,325	0	35,879	$181,909
Other liabilities	0	7,620	162	15,766	5,370	28,918
Capital - FRP	0	58,014	4,550	37,483	15,691	115,738
Capital – Third Parties	0	18,805	12,523	23,580	23,536	78,444
Total Liabilities and Capital	$0	201,144	46,560	76,829	80,476	$405,009

	As of September 30, 2021
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,283	21,627	0	12,471	396,104	$444,485
Cash and cash equivalents	49	231	0	0	2,472	2,752
Unrealized rents & receivables	0	470	0	0	2,904	3,374
Deferred costs	0	284	0	0	3,529	3,813
Total Assets	$14,332	22,612	0	12,471	405,009	$454,424

Secured notes payable	$0	11,524	0	0	181,909	$193,433
Other liabilities	81	138	0	0	28,918	29,137
Capital - FRP	7,463	5,475	0	12,471	115,738	141,147
Capital - Third Parties	6,788	5,475	0	0	78,444	90,707
Total Liabilities and Capital	$14,332	22,612	0	12,471	405,009	$454,424

The Company’s capital recorded by the unconsolidated Joint Ventures is $4,828,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2020 are summarized in the following two tables (in thousands):

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

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(7,660,000) and $(8,278,000) as of September 30, 2021 and December 31, 2020, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street
	Partnerships	Partnerships
	Total JV	Company Share
	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2021	2021
Revenues:
Rental Revenue	$1,153	$707
Revenue – other	190	117
Total Revenues	1,343	824

Cost of operations:
Depreciation and amortization	1,482	909
Operating expenses	1,938	1,190
Property taxes	255	156
Total cost of operations	3,675	2,255

Total operating profit	(2,332)	(1,431)
Interest expense	(1,234)	(1,803)

Net loss before tax	(3,566)	(3,234)

(12) Consolidation of Riverfront Investment Partners II, LLC. Riverfront Holdings II, LLC.

On May 4, 2018, the Company and MRP Realty formed a Joint Venture to develop the second phase only of the four phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 square feet of retail. The Company contributed land with an agreed to value of $16,300,000 (cost basis of $4.6 million) and $6.2 million of cash to the Joint Venture for an 80% stake in the venture. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced and repaid with interest in March 2021. The Company’s equity interest in the joint venture was previously accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day-to-day operations of the project.

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

Reaching stabilization results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $51,139,000 of which $13,965,000 was attributed to the noncontrolling interest. In accordance with the terms of the Joint Venture agreements, the Company used the fair value amount at date of conversion and calculated an adjusted ownership under the Conversion election. As such for financial reporting purposes effective March 31, 2021, the Company ownership is based upon this substantive profit sharing arrangement and is 70.41% on a prospective basis as agreed to by FRP and MRP.

	As of March 31, 2021
	Riverfront	Gain on
	Holdings II, LLC	Remeasurement	Revised

Land	$6,472	$22,858	$29,330
Building and improvements, net	87,269	23,531	110,800
Project under construction	258	—	258
Value of leases in place	—	4,750	4,750
Cash	3,704	—	3,704
Cash held in escrow	336	—	336
Accounts receivable	707	—	707
Prepaid expenses	197	—	197
Total Assets	$98,943	$51,139	$150,082

Long-term Debt	$88,000	$—	$88,000
Amortizable debt costs	(1,072)	—	(1,072)
Other liabilities	441	—	441
Equity – FRP	7,026	37,174	44,200
Equity - MRP	4,548	13,965	18,513
Total Liabilities and Capital	$98,943	$51,139	$150,082

(13) Subsequent Event.

On October 8, 2021, the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Harford County, Maryland to be known as “Aberdeen Station.” We have committed up to $31.1 million in exchange for an interest rate of 10% plus a portion of the sales proceeds based upon the project IRR. This project will hold 344 residential lots. We are currently pursuing entitlements and the loan agreements anticipates taking the development to record plat in two phases potentially through June 30, 2026.

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

As of September 30, 2021, the Asset Management Segment owned three commercial properties in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 267,737 square feet which are 68.6% occupied and 96.6% leased. The property is subject to commercial leases with various tenants.

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment. Our mining properties had estimated remaining reserves of 506 million tons as of December 31, 2020, after a total of 8.5 million tons were consumed in 2020.

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

Development Segment – Warehouse/Office Land.

At September 30, 2021, this segment owned the following development parcels:

1)	14 acres of horizontally developed land with 247,995 square feet in three industrial buildings under construction at Hollander 95 Business Park in Baltimore City, Maryland.
2)	55 acres of land that will be capable of supporting over 625,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that will support 250,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,126,000
Hampstead Trade Center, MD	73	Residential zoning applied for in preparation for sale	$9,545,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,719,000
Total	77.5		$23,390,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 85,681 square feet of retail partially completed	61.36%
Hyde Park residential development in Essexshire, MD		Property sold, $3.5 million investment in exchange for an interest rate of 10% and a preferred return of 20%	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale	Financing
1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Construction of ten-story structure with 344 apartments and 11,246 square feet of ground floor retail underway	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Construction of mixed-use project with 227 multifamily units and 4,700 square feet of retail space began in May 2020	40%
Riverside property 1430 Hampton Avenue, Greenville, SC	Woodfield Development	Construction of 200-unit apartment project began in February 2020	40%

Joint ventures where FRP is not the primary beneficiary are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of September 30, 2021
Brooksville Quarry, LLC	50.00%	$7,463	14,332	(66)	(32)
BC FRP Realty, LLC	50.00%	5,454	22,612	(227)	(113)
RiverFront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,899	201,144	(3,566)	(3,234)
Hyde Park		—	—	—	—
DST Hickory Creek	26.65%	6,000	46,560	(325)	257
Amber Ridge Loan		12,471	12,471	—	—
1800 Half St. Owner, LLC	61.37%	38,456	76,829	19	25
Greenville/Woodfield Partnerships	40.00%	16,232	80,476	(680)	(272)
Total		$145,975	454,424	(5,605)	(3,997)

(1) Riverfront Holdings II, LLC was consolidated on March 31, 2021, and reflected in Stabilized Joint Ventures.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of September 30, 2021, are summarized in the following two tables (in thousands):

	As of September, 2021					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	198,039	44,224	73,580	80,261	$396,104
Cash and cash equivalents	0	848	978	439	207	2,472
Unrealized rents & receivables	0	1,892	1,004	0	8	2,904
Deferred costs	0	365	354	2,810	0	3,529
Total Assets	$0	201,144	46,560	76,829	80,476	$405,009

Secured notes payable	$0	116,705	29,325	0	35,879	$181,909
Other liabilities	0	7,620	162	15,766	5,370	28,918
Capital - FRP	0	58,014	4,550	37,483	15,691	115,738
Capital – Third Parties	0	18,805	12,523	23,580	23,536	78,444
Total Liabilities and Capital	$0	201,144	46,560	76,829	80,476	$405,009

	As of September 30, 2021
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net.	$14,283	21,627	0	12,471	396,104	$444,485
Cash and cash equivalents	49	231	0	0	2,472	2,752
Unrealized rents & receivables	0	470	0	0	2,904	3,374
Deferred costs	0	284	0	0	3,529	3,813
Total Assets	$14,332	22,612	0	12,471	405,009	$454,424

Secured notes payable	$0	11,524	0	0	181,909	$193,433
Other liabilities	81	138	0	0	28,918	29,137
Capital - FRP	7,463	5,475	0	12,471	115,738	141,147
Capital - Third Parties	6,788	5,475	0	0	78,444	90,707
Total Liabilities and Capital	$14,332	22,612	0	12,471	405,009	$454,424

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
24

Third Quarter Operational Highlights

  Dock 79 ended the reporting period with residential occupancy above 94% for the fourth straight quarter
  Leasing efforts have begun at Riverside as well as the second building at Bryant Street, Chase 1B
  Average residential occupancy above 95% for the quarter for both Dock 79 and The Maren
  Both Dock 79 and The Maren are now 100% commercially leased

Comparative Results of Operations for the Three months ended September 30, 2021 and 2020

Consolidated Results

(dollars in thousands)	Three Months Ended September 30,
2021		2020	Change	%
Revenues:
Lease Revenue	$6,224	$3,591	$2,633	73.3%
Mining lands lease revenue	2,249	2,507	(258)	-10.3%
Total Revenues	8,473	6,098	2,375	38.9%

Cost of operations:
Depreciation/Depletion/Amortization	3,796	1,438	2,358	164.0%
Operating Expenses	1,557	892	665	74.6%
Property Taxes	986	706	280	39.7%
Management company indirect	745	844	(99)	-11.7%
Corporate Expense	657	637	20	3.1%
Total cost of operations	7,741	4,517	3,224	71.4%

Total operating profit	732	1,581	(849)	-53.7%

Net investment income, including realized gains
of $0 and $55	943	1,814	(871)	-48.0%
Interest Expense	(414)	(46)	(368)	800.0%
Equity in loss of joint ventures	(1,244)	(1,788)	544	-30.4%
Gain on sale of real estate	—	5,732	(5,732)	-100.0%
Income before income taxes	17	7,293	(7,276)	-99.8%
Provision for income taxes	130	2,022	(1,892)	-93.6%

Net income (loss)	(113)	5,271	(5,384)	-102.1%
Loss attributable to noncontrolling interest	(465)	(184)	(281)	152.7%
Net income attributable to the Company	$352	$5,455	$(5,103)	-93.5%

Net income attributable to the Company for the third quarter of 2021 was $352,000 or $.04 per share versus $5,455,000 or $.57 per share in the same period last year. The third quarter of 2021 was impacted by the following items:

  Interest income decreased $871,000 due to bond maturities and the repayment of the Company’s preferred interest in The Maren upon the building’s refinancing.
  Interest expense increased $368,000 due to interest on The Maren’s debt partially offset by a lower interest rate on the refinanced Dock 79 debt.
  Gain from sale of real estate decreased $5,732,000 because of two property sales during the same period last year. The sale of our building at 1801 62nd Street and 87 acres at Ft. Myers resulted in a gain of $5,732,000 in the third quarter of 2020 and there were no such gains this quarter to offset the decrease.
25

Asset Management Segment Results

	Three months ended September 30
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$619	100.0%	721	100.0%	(102)	-14.1%

Depreciation, depletion and amortization	137	22.1%	137	19.0%	—	0.0%
Operating expenses	76	12.3%	139	19.3%	(63)	-45.3%
Property taxes	37	6.0%	43	5.9%	(6)	-14.0%
Management company indirect	200	32.3%	202	28.0%	(2)	-1.0%
Corporate expense	180	29.1%	165	22.9%	15	9.1%

Cost of operations	630	101.8%	686	95.1%	(56)	-8.2%

Operating profit (loss)	$(11)	-1.8%	35	4.9%	(46)	-131.4%

Total revenues in this segment were $619,000, down $102,000 or 14.1%, over the same period last year due to the sale of our warehouse 1801 62nd Street in July 2020 which had $59,000 of revenues in the same quarter last year. Operating loss was $(11,000), down $46,000 from an operating profit of $35,000 in the same quarter last year primarily due to the sale of 1801 62nd Street. Cranberry Run, which we purchased in the first quarter of 2019, is a five-building industrial park in Harford County, Maryland totaling 267,737 square feet of industrial/ flex space and at quarter end was 96.6% leased and 68.6% occupied compared to 78.6% leased and occupied at the end of the same quarter last year. Our other two properties remain substantially leased during both periods, with 34 Loveton 95.1% occupied and Vulcan’s former Jacksonville office (now a vacant lot), fully leased through March 2026.

Mining Royalty Lands Segment Results

	Three months ended September 30
(dollars in thousands)	2021	%	2020	%	Change	%

Mining lands lease revenue	$2,249	100.0%	2,507	100.0%	(258)	-10.3%

Depreciation, depletion and amortization	38	1.7%	60	2.4%	(22)	-36.7%
Operating expenses	11	0.5%	16	0.6%	(5)	-31.3%
Property taxes	68	3.0%	59	2.4%	9	15.3%
Management company indirect	95	4.2%	81	3.2%	14	17.3%
Corporate expense	69	3.1%	53	2.1%	16	30.2%

Cost of operations	281	12.5%	269	10.7%	12	4.5%

Operating profit	$1,968	87.5%	2,238	89.3%	(270)	-12.1%

Total revenues in this segment were $2,249,000 versus $2,507,000 in the same period last year. Total operating profit in this segment was $1,968,000, a decrease of $270,000 versus $2,238,000 in the same period last year. This decrease is a result of Vulcan temporarily shifting operations off of our land in Manassas this quarter as part of their mining plan.

Development Segment Results

	Three months ended September 30
(dollars in thousands)	2021	2020	Change

Lease revenue	$401	290	111

Depreciation, depletion and amortization	53	53	—
Operating expenses	62	62	—
Property taxes	355	330	25
Management company indirect	335	504	(169)
Corporate expense	326	381	(55)

Cost of operations	1,131	1,330	(199)

Operating loss	$(730)	(1,040)	310

With respect to developments in the quarter on ongoing projects:

  This quarter, we purchased 17 acres in Harford County, Maryland for $1.96 million for the purposes of industrial development. We are pursuing entitlements on the land, and we anticipate beginning construction in the third quarter of 2022 on a 260,000 square foot, Class A warehouse which will comprise the entirety of the developable space on the site.
  In the third quarter of 2020, we received permit entitlements for two industrial buildings at Hollander Business Park. We have started construction and anticipate shell completion in the fourth quarter of 2021. Of this project’s 145,750 square feet, 42,405 square feet are pre-leased. We have started construction on a build-to-suit building totaling 101,750 square feet. We estimate shell completion and occupancy in the fourth quarter of 2022.
  With respect to our joint venture with St. John Properties, we are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space. At quarter end, Phase I was 48.1% leased and 46.8% occupied.
  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.”  Of the $18.5 million committed capital to the project, $15.3 million in principal draws have taken place to date. Through the end of the third quarter, 16 of the 187 units have been sold, and we have received $4,126,179 in preferred interest and principal to date.
  The Coda, the first of our four buildings at Bryant Street joint venture, received a final certificate of occupancy on April 1, 2021, and leasing efforts are under way. At quarter end, the Coda was 95.5% leased and 93.5% occupied. Leasing began in August on the second building at Bryant Street, known as the Chase 1B. At quarter end, this building was 48.1% leased and 23.5% occupied. Leasing of the third building, the Chase 1A, should begin in the fourth quarter. The fourth building which is purely a commercial space is 90% leased to Alamo Draft House. We expect it to open in the fourth quarter of this year. In total, at quarter end, two of our four buildings have their certificate of occupancy, and Bryant Street’s 488 residential units are 46.1% leased and 37.3% occupied. Its commercial space is 74.9% leased with no occupancy currently.
  We began construction on our 1800 Half Street, now known as The Verge joint venture project at the end of August 2020 and expect the building to be complete in the third quarter of 2022. As of the end of the third quarter, the project was 45.61% complete.
  At quarter end, our Riverside joint venture project in Greenville, South Carolina is 98% complete and awaiting its final certificate of occupancy. Leasing began this quarter, and the building is 35% leased and 23% occupied.
  At quarter end, our .408 Jackson joint venture project in Greenville, South Carolina is 70% complete. We expect to complete construction and begin leasing in third quarter of 2022.

Stabilized Joint Venture Segment Results

	Three months ended September 30
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$5,204	100.0%	2,580	100.0%	2,624	101.7%

Depreciation, depletion and amortization	3,568	68.6%	1,188	46.0%	2,380	200.3%
Operating expenses	1,408	27.0%	675	26.2%	733	108.6%
Property taxes	526	10.1%	274	10.6%	252	92.0%
Management company indirect	115	2.2%	57	2.2%	58	101.8%
Corporate expense	82	1.6%	38	1.5%	44	115.8%

Cost of operations	5,699	109.5%	2,232	86.5%	3,467	155.3%

Operating profit (loss)	$(495)	-9.5%	348	13.5%	(843)	-242.2%

In March 2021, we reached stabilization on Phase II (The Maren) of the development known as RiverFront on the Anacostia in Washington, D.C., a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 square feet of retail developed by a joint venture between the Company and MRP. Stabilization in this case means 90% of the individual apartments had been leased and occupied by third party tenants. Upon reaching stabilization, the Company has, for a period of one year, the exclusive right to (i) cause the joint venture to sell the property or (ii) cause the Company’s and MRP’s percentage interests in the joint venture to be adjusted so as to take into account the contractual payouts assuming a sale at the value of the development at the time of this “Conversion Election”. Reaching stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, as of March 31, 2021, the Company consolidated the assets (at current fair value based on appraisal), liabilities and operating results of the joint venture. Up through the first quarter of this year, accounting for The Maren was reflected in Equity in loss of joint ventures on the Consolidated Statements of Income. Starting April 1, 2021, all the revenue and expenses are accounted for in the same manner as Dock 79 in the stabilized joint venture segment.

Total revenues in this segment were $5,204,000, an increase of $2,624,000 versus $2,580,000 in the same period last year. The Maren’s revenue was $2,428,000 and Dock 79 revenues increased $196,000. Total operating loss in this segment was $(495,000), a decrease of $843,000 versus a profit of $348,000 in the same period last year. The quarter includes $1,373,000 amortization expense of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture. Net Operating Income this quarter for this segment was $3,113,000, up $1,479,000 or 90.51% compared to the same quarter last year due to The Maren’s consolidation into this segment.

At the end of September, The Maren was 93.56% leased and 95.45% occupied. Average residential occupancy for the quarter was 95.92%, and 71.91% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. The Maren is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 70.41% ownership.

Dock 79’s average residential occupancy for the quarter was 95.94%, and at the end of the quarter, Dock 79’s residential units were 93.11% leased and 94.75% occupied. This quarter, 57.75% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Third quarter distributions from our CS1031 Hickory Creek DST investment were $86,000.

Nine Months Operational Highlights

  Highest mining royalty revenue total through the first nine months in segment’s history
  Three straight quarters of mining revenue for the LTM higher than $9.5 million
28

Comparative Results of Operations for the Nine months ended September 30, 2021 and 2020

Consolidated Results

(dollars in thousands)	Nine Months Ended September 30,
2021		2020	Change	%
Revenues:
Lease Revenue	$15,623	$10,636	$4,987	46.9%
Mining lands lease revenue	7,198	7,094	104	1.5%
Total Revenues	22,821	17,730	5,091	28.7%

Cost of operations:
Depreciation/Depletion/Amortization	9,627	4,406	5,221	118.5%
Operating Expenses	3,792	2,598	1,194	46.0%
Property Taxes	2,764	2,089	675	32.3%
Management company indirect	2,137	2,208	(71)	-3.2%
Corporate Expense	2,486	2,850	(364)	-12.8%
Total cost of operations	20,806	14,151	6,655	47.0%

Total operating profit	2,015	3,579	(1,564)	-43.7%

Net investment income, including realized gains
of $0 and $297	3,366	5,915	(2,549)	-43.1%
Interest Expense	(1,785)	(142)	(1,643)	1157.0%
Equity in loss of joint ventures	(3,997)	(3,773)	(224)	5.9%
Gain on remeasurement of investment in real estate partnership	51,139	—	51,139	0.0%
Gain on sale of real estate	805	9,329	(8,524)	-91.4%
Income before income taxes	51,543	14,908	36,635	245.7%
Provision for income taxes	10,500	4,161	6,339	152.3%

Net income	41,043	10,747	30,296	281.9%
Gain (loss) attributable to noncontrolling interest	12,236	(475)	12,711	-2676.0%
Net income attributable to the Company	$28,807	$11,222	$17,585	156.7%

Net income attributable to the Company for the first nine months of 2021 was $28,807,000 or $3.07 per share versus $11,222,000 or $1.16 per share in the same period last year. The first nine months of 2021 was impacted by the following items:

  Gain of $51.1 million on the remeasurement of investment in The Maren real estate partnership, which is included in Income before income taxes. This gain on remeasurement is mitigated by a $10.1 million provision for taxes and $14.0 million attributable to noncontrolling interest.
  The period includes $3,241,000 amortization expense of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
  Interest income decreased $2,549,000 due to bond maturities and the repayment of the Company’s preferred interest in The Maren upon the building’s refinancing.
  Interest expense increased $1,643,000 due to a $900,000 prepayment penalty on the Dock 79 refinancing plus interest on The Maren’s debt partially offset by a lower interest rate on Dock 79.
  Gain from sale of real estate decreased $8,524,000. The prior quarter included $805,000 for an easement and sale of excess land in the Mining Royalty Lands Segment. The prior year included a gain of $9,329,000 from the sale of the three remaining lots at our Lakeside Business Park, 1801 62nd Street, our inactive and depleted quarry land at Gulf Hammock, and 87 acres from our Ft. Myers property.

Asset Management Segment Results

	Nine months ended September 30
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$1,919	100.0%	2,089	100.0%	(170)	-8.1%

Depreciation, depletion and amortization	408	21.3%	529	25.3%	(121)	-22.9%
Operating expenses	289	15.0%	332	15.9%	(43)	-13.0%
Property taxes	117	6.1%	91	4.4%	26	28.6%
Management company indirect	577	30.1%	437	20.9%	140	32.0%
Corporate expense	682	35.5%	738	35.3%	(56)	-7.6%

Cost of operations	2,073	108.0%	2,127	101.8%	(54)	-2.5%

Operating loss	$(154)	-8.0%	(38)	-1.8%	(116)	305.3%

Total revenues in this segment were $1,919,000, down $170,000 or 8.1%, over the same period last year due to the sale of our warehouse 1801 62nd Street in July 2020 which had $423,000 of revenues in the same period last year. Operating loss was ($154,000), down $116,000 from an operating loss of ($38,000) in the same period last year primarily due to the sale of 1801 62nd Street.

Mining Royalty Lands Segment Results

	Nine months ended September 30
(dollars in thousands)	2021	%	2020	%	Change	%

Mining lands lease revenue	$7,198	100.0%	7,094	100.0%	104	1.5%

Depreciation, depletion and amortization	161	2.2%	160	2.3%	1	0.6%
Operating expenses	34	0.5%	43	0.6%	(9)	-20.9%
Property taxes	199	2.8%	191	2.7%	8	4.2%
Management company indirect	273	3.8%	214	3.0%	59	27.6%
Corporate expense	258	3.6%	234	3.3%	24	10.3%

Cost of operations	925	12.9%	842	11.9%	83	9.9%

Operating profit	$6,273	87.1%	6,252	88.1%	21	0.3%

Total revenues in this segment were $7,198,000 versus $7,094,000 in the same period last year. Total operating profit in this segment was $6,273,000, an increase of $21,000 versus $6,252,000 in the same period last year.

Development Segment Results

	Nine months ended September 30
(dollars in thousands)	2021	2020	Change

Lease revenue	$1,169	862	307

Depreciation, depletion and amortization	159	160	(1)
Operating expenses	133	415	(282)
Property taxes	1,082	1,019	63
Management company indirect	996	1,404	(408)
Corporate expense	1,267	1,710	(443)

Cost of operations	3,637	4,708	(1,071)

Operating loss	$(2,468)	(3,846)	1,378
30

Stabilized Joint Venture Segment Results

	Nine months ended September 30
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$12,535	100.0%	7,685	100.0%	4,850	63.1%

Depreciation, depletion and amortization	8,899	71.0%	3,557	46.3%	5,342	150.2%
Operating expenses	3,336	26.6%	1,808	23.5%	1,528	84.5%
Property taxes	1,366	11.0%	788	10.2%	578	73.4%
Management company indirect	291	2.3%	153	2.0%	138	90.2%
Corporate expense	279	2.2%	168	2.2%	111	66.1%

Cost of operations	14,171	113.1%	6,474	84.2%	7,697	118.9%

Operating profit (loss)	$(1,636)	-13.1%	1,211	15.8%	(2,847)	-235.1%

Total revenues in this segment were $12,535,000, an increase of $4,850,000 versus $7,685,000 in the same period last year. The Maren’s revenue was $4,591,000 and Dock 79 revenues increased $260,000. Total operating loss in this segment was ($1,636,000), a decrease of $2,847,000 versus a profit of $1,211,000 in the same period last year. The period includes $3,241,000 amortization expense of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture. Net Operating Income for this segment was $7,684,000, up $2,584,000 or 50.67% compared to the same period last year due to The Maren’s consolidation into this segment.

Since The Maren achieved stabilization on the last day of March, average residential occupancy is 94.86% and 68.15% of expiring leases have renewed with no increase in rent due to the mandated rent freeze on renewals in DC. The Maren is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 70.41% ownership.

Dock 79’s average residential occupancy for the first nine months of 2021 was 95.43%. Through the first nine months of the year, 59.33% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In March, we completed a refinancing of Dock 79 as well as securing permanent financing for The Maren. This $180 million loan ($92 million for Dock 79, $88 million for The Maren) lowers the interest rate at Dock 79 from 4.125% to 3.03%, defers any principal payments for 12 years for both properties, and repays the $13.75 million in preferred equity along with $2.3 million in accrued interest.

Distributions from our CS1031 Hickory Creek DST investment were $257,000 for the first nine months of the year.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2021, we had $163,383,000 of cash and cash equivalents along with $4,315,000 of investments available for sale. As of September 30, 2021, we had no debt borrowed under our $20 million Wells Fargo revolver, $506,000 outstanding under letters of credit and $19,494,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended September 30,
	2021	2020
Total cash provided by (used for):
Operating activities	$16,400	13,353
Investing activities	73,047	22,729
Financing activities	(475)	(16,400)
Increase in cash and cash equivalents	$88,972	19,682

Outstanding debt at the beginning of the period	89,964	88,925
Outstanding debt at the end of the period	178,371	89,027

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2021 was $16,400,000 versus $13,353,000 in the same period last year. The Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities.

Investing Activities - Net cash provided by investing activities for the nine months ended September 30, 2021 was $73,047,000 versus $22,729,000 in the same period last year. The $50 million increase was primarily due to a return of our preferred equity financing with interest of $16.1 million from The Maren, $24.6 million decrease in purchases of corporate bonds due to lack of attractive investment opportunities, a $12.6 million increase on maturities and sales of our corporate bond portfolio, and $3.7 million for cash on the books of The Maren upon consolidation.

At September 30, 2021, the Company was invested in two corporate bonds with maturities in January 2022. The unrealized gain on these bonds of $16,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded no realized gains or losses on bonds that matured or were sold in 2021.

Financing Activities – Net cash used in investing activities was $475,000 versus $16,400,000 in the same period last year due primarily due to the refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured and $15.4 million lower repurchases of company stock.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2021, these covenants would have limited our ability to pay dividends to a maximum of $228 million combined.

On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033. Either loan may be prepaid subsequent to April 1, 2024, subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee. Effective March 31, 2021, the Company consolidated the assets (at current fair value), liabilities and operating results of our Riverfront Investment Partners II, LLC partnership (The Maren) which was previously accounted for under the equity method. As such the full amount of our mortgage loan was recorded in the consolidated financial statements.

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2021 to include approximately $9.3 million for real estate including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic is having an extraordinary impact on the world economy and the markets in which we operate. As an essential business, we have continued to operate throughout the pandemic in accordance with White House guidance and orders issued by state and local authorities. We have implemented social distancing and other measures to protect the health of our employees and customers. Our Dock 79 and The Maren properties in Washington, D.C. suffered the principal impacts to our business from the pandemic during 2020 due to our retail tenants being unable to operate at capacity, the lack of attendance at the Washington Nationals baseball park and the rent freeze imposed by the District. It is possible that some of these same conditions may impact our ability to lease retail spaces in Washington, D.C. and Greenville. We anticipate that these impacts will continue for at least the remainder of 2021.

Summary and Outlook. Although royalty revenue is down this quarter compared to the same quarter last year, royalty revenue for the first nine months was $7,198,000, an increase of 1.46% over the same period last year and the highest revenue total for the first nine months in the segment’s history. Revenue for the last twelve months was $9,581,000, an increase of 1.09% over calendar year 2020. This marks the third straight quarter where the last twelve months’ revenue exceeded $9.5 million.

For the fourth quarter in a row, Dock 79’s occupancy has been above 94% at quarter end. This is the very first time Dock 79 has ended the four straight quarters with an occupancy higher than 94%.

With The Maren’s stabilization at the end of March this year, we are now in our second reporting period with The Maren consolidated on to our books. Because of the increased depreciation and amortization attributable to the Company as a result of consolidating The Maren’s results into our income statement, the impact on net income may in fact be negative for some time, but the positive impact on our NOI and cash flow will be significant. The Maren was 93.56% leased and 95.45% occupied at quarter end, and its retail space is 100% leased with occupancy expected in the fourth quarter of this year once build out is complete. It has been over a year since the District put in place the “emergency” measures which have prevented us from raising rents on renewals. This has obviously mitigated our ability to grow NOI at Dock 79. With The Maren now going through its first generation of renewals, it too is feeling the effect of these emergency measures. It is our understanding that these measures are set to expire but not prior to the end of the year. Because renewal negotiations take place several weeks in advance, if the emergency measures expire at year end, we will not see any practical effect to rent increases until February 2022.

We remain pleased with the current direction of our asset management segment, particularly the industrial assets. The speed with which we leased up and then sold our building at 1801 62nd Street last year strengthened our commitment to industrial development. We have a build-to-suit and two spec buildings under construction at Hollander and those three buildings will complete any development at Hollander for the foreseeable future. Because of that, we have bolstered our land bank with the $10.5 million purchase of 55 acres in Aberdeen, Maryland as well as this quarter’s purchase of 17 acres in Harford County, Maryland. Once entitled, this property will be capable of supporting over 625,000 square feet of industrial product and will be essential for future industrial development as we finish developing our remaining inventory at Hollander Business Park.

At the end of September, we held our very first Investor Day. We hope it was the first of many and the last one we hold virtually. The event afforded us an opportunity to take stock of where we are now and where we are headed. The first nine months have seen the stabilization, consolidation, and permanent financing of The Maren; the refinancing of Dock 79; leasing begin at Bryant St and Riverside in Greenville; a build-to-suit opportunity at Hollander as well as the mining royalties’ highest nine-month revenue performance. That is a lot to take stock of in a short period of time, but we are more excited about where we are headed. In the not-so-distant future, we will finish construction and start leasing Half Street and .408 Jackson; we will finish construction on three warehouses and begin work on allowing our landbank to accommodate our next generation of industrial development; and hopefully, we will not only see the passage but the practical effects of an infrastructure bill on our mining royalties income. We mentioned this at the Investor Day, but, assuming all goes according to plan, it is our belief that over the next few years, we will put all of our cash to use in new projects. We will continue to be opportunistic in repurchasing stock. During 2021, the Company repurchased 6,004 shares at an average cost of $43.95 per share.

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

Net Operating Income Reconciliation
Nine months ended 09/30/21 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	(130)	(2,521)	37,874	5,159	661	41,043
Income Tax Allocation	(50)	(933)	9,506	1,913	64	10,500
Income (loss) before income taxes	(180)	(3,454)	47,380	7,072	725	51,543

Less:
Gain on remeasurement of real estate investment	—	—	51,139	—	—	51,139
Gain on investment land sold	—	—	—	831	—	831
Unrealized rents	49	—	149	166	—	364
Interest income	—	2,608	—	—	758	3,366
Plus:
Loss on sale of land	26	—	—	—	—	26
Equity in loss of Joint Venture	—	3,594	371	32	—	3,997
Interest Expense	—	—	1,752	—	33	1,785
Depreciation/Amortization	408	159	8,899	161	—	9,627
Management Co. Indirect	577	996	291	273	—	2,137
Allocated Corporate Expenses	682	1,267	279	258	—	2,486

Net Operating Income (loss)	1,464	(46)	7,684	6,799	—	15,901

Net Operating Income Reconciliation
Nine months ended 09/30/20 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	2,745	(2,055)	864	7,200	1,993	10,747
Income Tax Allocation	1,018	(762)	496	2,670	739	4,161
Income (loss) from continuing operations before income taxes	3,763	(2,817)	1,360	9,870	2,732	14,908

Less:
Equity in profit of Joint Ventures	—	—	254	—	—	254
Gains on sale of buildings	3,801	1,877	—	3,651	—	9,329
Unrealized rents	147	—	—	178	—	325
Interest income	—	3,146	—	—	2,769	5,915
Plus:
Unrealized rents	—	—	11	—	—	11
Equity in loss of Joint Venture	—	3,994	—	33	—	4,027
Interest Expense	—	—	105	—	37	142
Depreciation/Amortization	529	160	3,557	160	—	4,406
Management Co. Indirect	437	1,404	153	214	—	2,208
Allocated Corporate Expenses	738	1,710	168	234	—	2,850

Net Operating Income (loss)	1,519	(572)	5,100	6,682	—	12,729
34

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2021 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at September 30, 2021, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of September 30, 2021, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1 through July 31	—	$—	—	$9,363,000

August 1 through August 31	—	$—	—	$9,363,000

September 1 through September 30	—	$—	—	$9,363,000

Total	—	$—	—

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: November 9, 2021	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
37

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

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

