Form 10-K
period 2021-12-31
FRP HOLDINGS, INC.
filed 2022-03-30
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s stock outstanding as of March 28, 2022 was 9,431,994. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2021, the last day of business of our most recently completed second fiscal quarter, was $413,410,236. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2021 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than March 31, 2022 are incorporated by reference in Part III.

2

FRP HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Our Business. The Company is a holding company engaged in various real estate businesses. Our business segments are: (i) leasing and management of commercial properties owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office buildings either alone or through joint ventures (the “Development Segment”), (iv) ownership, leasing and management of buildings through joint ventures (the “Stabilized Joint Venture Segment”).

The Asset Management Segment owns, leases and manages commercial properties. The Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million on May 21, 2018 and sold an additional industrial warehouse property to the same buyer on June 28, 2019 for $11.7 million, leaving only two commercial properties and one industrial acquisition (Cranberry Run Business Park, which we purchased in 2019) in the Asset Management Segment. In July 2020 we sold our property located at 1801 62nd Street which was placed in service on April 1, 2019. During the fourth quarter of 2021 we completed construction on two buildings in our Hollander Business Park. These assets are now a part of the Asset Management Segment. Our overall business strategy includes the re-deployment of the warehouse portfolio sales proceeds into asset classes across various business segments that will allow management to exploit its knowledge and expertise, including mixed-use properties, raw land, existing buildings, and strategic partnerships located in core markets with growth potential.

Our Mining Royalty Lands Segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties and an additional 4,280 acres through our Brooksville joint venture with Vulcan Materials. Other than one location in Virginia, all of our mining properties are located in Florida and Georgia.

Our Development Segment owns and continuously monitors the “highest and best use” of parcels of land that are in various stages of development. The overall strategy for this segment is to convert all of our non-income producing property into income-producing property through (i) an orderly process of constructing new apartment, retail, warehouse, and office buildings to be operated by the Company or (ii) a sale to, or joint venture with, third parties. Additionally, our Development Segment will form joint ventures on new developments of land not previously owned by the Company. Since 1990, one of our primary strategies in this segment has been to acquire, entitle and ultimately develop commercial and industrial business parks providing 5–15 building pads which we typically convert into warehouse or office buildings. To date, our management team has converted 32 of these pads into developed buildings. Our typical practice has been to transfer these assets to the Asset Management Segment on the earlier to occur of (i) commencement of rental revenue or (ii) issuance of the certificate of occupancy. We have also occasionally sold several of these pad sites over time to third parties.

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

Customers. In the Mining Royalty Lands Segment, we have a total of five tenants currently leasing our mining locations, and Vulcan Materials Company (“Vulcan” or “Vulcan Materials”) accounted for 23.0% of the Company’s consolidated revenues in 2021. An event affecting Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant properties. Our hands on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 10 to the consolidated financial statements included in the accompanying 2021 Annual Report to Shareholders, which is incorporated herein by reference.

Impact of the COVID-19 Pandemic. We have continued operations throughout the pandemic and have made every effort to act in accordance with national, state, and local regulations and guidelines. During 2020, Dock 79 and The Maren most directly suffered the impacts to our business from the pandemic due to our retail tenants being unable to operate at capacity, the lack of attendance at the Washington Nationals baseball park and the rent freeze imposed by the District. In 2021, the Delta and Omicron variants of the virus impacted our businesses, but because of the vaccine and efforts to reopen the economy, while still affected, they were not impacted to the extent that they were in 2020. It is possible that this version of the virus and its succeeding variants may impact our ability to lease retail spaces in Washington, D.C. and Greenville. We expect our business to be affected by the pandemic for as long as government intervention and regulation is required to combat the threat.

Environmental Matters. The Company incurs costs from time to time to investigate and remediate environmental contamination on its real estate, in particular, in connection with our Development Segment. The Company's mining leases contain provisions under which the lessee is responsible for environmental liabilities and reclamation of mining sites at least to the extent required by law.

Human Capital. The Company employed 14 people and was provided services by three executive officers under a related party agreement at December 31, 2021. Our small but dedicated workforce has extraordinarily low turnover, and the average tenure of our employee is 11.74 years. We are committed to an inclusive and diverse culture and do not tolerate any sort of discrimination. We maintain a whistleblower hotline allowing employees to report complaints on an anonymous basis.

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

The financial performance of our stabilized mixed-use properties in Washington, D.C. has been adversely affected by the COVID-19 pandemic due to restrictions on the operation of local businesses, the rent freeze on lease renewals imposed in Washington, D.C. (through December 31, 2021), and the lack of fan attendance at the Washington Nationals baseball park in 2020. At this time, the Company is not certain the degree to which these factors will continue to impact Dock 79, The Maren. and Bryant Street, which could adversely affect our financial condition, results of operations and cash flows.

Additionally, the COVID-19 pandemic could materially and adversely affect our ability to complete pending and planned construction projects in a timely manner due to restrictions imposed on construction activities, delays in the permitting process or delays in the supply of materials or labor necessary for construction due to ongoing supply chain disruptions.

Risks Relating to our Business

A decline in the economic conditions in Baltimore and Washington, D.C. markets could adversely affect our business.

Nearly all of our commercial and residential/mixed use properties are located in the Baltimore area and Washington, D.C. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets resulting from factors outside of our control could adversely affect our operation. Such a downturn could be triggered by such factors as the downsizing or relocation of government jobs, increased work from home opportunities, crime or acts of terrorism. We cannot be sure that these markets will continue to grow or demand the type of assets in our portfolio.

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

With respect to Phases III and IV of the Riverfront on the Anacostia site in Washington, D.C., preliminary environmental testing has indicated the presence of contaminated material that will have to be specially handled in excavation in conjunction with construction. While we have recovered and will continue to seek partial reimbursement for these costs from neighboring property owners, we still expect to incur significant environmental costs in connection with construction.

The Company has no obligation to remediate this contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase. The Company's actual expense to address this issue may be materially higher or lower than the expense previously recorded depending upon the actual costs incurred.

Our operations could be adversely affected by climate change and climate change regulations.

Climate change presents an array of risks to real estate companies due to sea level rise, flooding, extreme weather, stronger storms and human migration. [We have accounted for the risk of flooding and sea level rise in the design of our Riverfront on the Anacostia development.] Future developments, including potential “second life” uses of our mining properties, could be impacted by these factors and the impacts that they have on human behavior.

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

We use debt to finance our operations, including acquisitions of properties. As of December 31, 2021, we had outstanding non-recourse mortgage indebtedness of $180,070,000, secured by developed real estate properties having a carrying value of $263,214,000. Our use of debt may have adverse consequences, including the following:

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

The United Kingdom’s Financial Conduct Authority (FCA) has announced that it would phase out LIBOR as a benchmark by the June 30, 2023. We will need to agree upon a replacement index with our lenders, which would require an amendment to our borrowing arrangements that use LIBOR as a factor in determining the interest rate (including our credit agreement with Wells Fargo), and the interest rate thereunder will likely change.

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

Fluctuations in value of our investments U.S. Treasury debt.

As of December 31, 2021, the Company had total investments of $24,926,000 in U.S Treasury Notes which mature in late 2023. The Company measures the fair value of these investments on a quarterly basis and recognizes the unrealized gain or loss in its comprehensive income. As a result, the Company’s comprehensive income will be impacted by factors outside our control such as fluctuations in interest rates that impact the value of our investment portfolio. The Company could incur losses should it sell the Notes prior to maturity.

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

Our long-term business plan includes a number of construction projects. The construction costs of these projects may exceed original estimates and possibly make the completion of a property uneconomical. Building material commodity shortages, supply chain disruptions, construction delays or stoppages or rapidly escalating construction costs may out-pace market rents, which would adversely affect our profits. The market environment and existing lease commitments may not allow us to raise rents to cover these higher costs.

Risks Relating to our Common Stock

Certain shareholders have effective control of a significant percentage of FRP's common stock and would have significant influence on the outcome of any shareholder vote.

As of December 31, 2021, our Chief Executive Officer, John D. Baker, II beneficially owned approximately 14.9% of the outstanding shares of our common stock (79.4% of which are held in trusts under which voting power is shared with other family members) and members of his family who are (i) officers or directors of the company, (ii) required to report their beneficial ownership on Schedule 13D or Schedule 13G, or (iii) are members of his immediate family beneficially own, collectively, an additional 20.9% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the

Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

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

Institutional investor focus on environmental, social and governance issues may impact our stock price.

Many large institutional investors focus on sustainability in managing investment risks, portfolio design and dealing with companies in which the invest. This focus extends to climate change and the plan for transitioning to a net-zero economy, diversity and inclusion and other human resource matters, and social and governance issues and corporate social responsibility. While we are proud of the returns to shareholders and our sustainable practices in construction and environmental management, we recognize our responsibility to focus on these key issues that impact our long-term sustainability. Our failure to demonstrate this commitment could dissuade institutional investors from holding our stock, which would result in downward pressure on our stock price.

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

Asset Management Segment. As of December 31, 2021, the Asset Management Segment owned four commercial properties in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 267,737 square feet which are 81.0% occupied and 100.0% leased. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, Maryland consists of two buildings totaling 145,590 square feet that were completed in the fourth quarter of 2021 and are 29.1% leased.

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

Mining Royalty Lands Segment.

Introduction.

Pursuant to amendments to Regulation S-K of the Securities Act of 1933 (“Regulation S-K”) adopted by the Securities and Exchange Commission in 2018, effective for fiscal years beginning on or after January 1, 2021, registrants with material mining operations must disclose certain information in their Securities and Exchange Act filings concerning mineral resources and mineral reserves, in accordance with to Subpart 1300 of Regulation S-K. This section of Item 2 provides summary information about our overall portfolio of mining royalty properties.

Our mining leases do not require tenants to furnish technical report summaries that meet the requirements of Rule 1302, and the Company does not otherwise have access to the technical data required to determine precise amounts of each class of mineral resource or probable or proven resources. In accordance with Rule 1303(a)(3), the Company is providing all required information in its possession or which it can obtain without incurring an unreasonable burden or expense.

The Company periodically engages consultants to examine reserve estimates and geological studies conducted by tenants and their industry professionals.

Locations. The following map presents the locations of the Company’s mining properties, which are discussed by segment (as reported in the Company’s financial statements) below:

Mining Properties. The Company owns a fee simple interest in 13 open pit aggregates quarries located in Florida, Georgia and Virginia, which comprise approximately 15,000 total acres. The Company’s quarries are subject to mining leases with various tenants, including Vulcan Materials, Martin Marietta, Cemex, Argos, and The Concrete Company. Aggregates consist of crushed stone, sand, gravel, fill dirt, limestone and calcium and are used primarily in construction applications.

Nine of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; comprising 12,649 acres in the aggregate) are currently being mined, and four of the Company’s quarries (located in Marion County, FL, Lake Louisa, FL, and Lake Sand, FL and Forest Park, GA; comprising 2,452 acres in the aggregate) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the reserves on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2021, 2020 and 2019, aggregate tons sold with respect to the Company’s mining properties were approximately 7,575,000, 8,206,000 and 7,815,000, respectively.

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

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa, Florida. The county issued the permit in July 2019. After completing the work necessary to prepare this site to become an active sand mine, Cemex expects to begin mining by March 2023.

Brooksville Joint Venture. Additionally, through a joint venture with Vulcan Materials, the Company owns a 50% interest in 4,280 acres of mixed-use property in Brooksville, Florida, a portion of which comprises an aggregates quarry that is mined by Vulcan Materials. The Company entered into the joint venture in 2006 for the purpose of jointly owning and developing the land as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. During 2017, the Company extended the mining lease on this property for an additional ten years (through 2032) in exchange for an increase in production of 100,000 tons by December 31, 2023. In the fiscal years ended December 31, 2021, 2020, and 2019, aggregate tons sold were approximately 280,000, 285,000 and 295,000, respectively.

Other Properties. The Company also owns an additional 107 acres of investment property in Brooksville, Florida.

Development Segment – Warehouse/Office Land.

At December 31, 2021, this segment owned the following future development parcels:

1)	6 acres of horizontally developed land with 101,750 square feet in one industrial building under construction at Hollander 95 Business Park in Baltimore City, Maryland.
2)	55 acres of land that will be capable of supporting over 625,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that will support 250,000 square feet of industrial development.

Development Segment – Land Held for Investment or Sale.

At December 31, 2021, this segment owned the following development parcels:

1)	Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permits the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), which was completed through a joint venture with MRP Realty, and which consisted of a single building with residential and retail uses, became our fourth business segment in July 2017, now known as the Stabilized Joint Venture Segment. The second phase (now known as The Maren), also completed through a joint venture with MRP Realty and consists of a single building with residential and retail uses, was added to the Stabilized Joint Venture Segment effective March 31, 2021. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring April 5, 2023, permitting 599,545 square feet of development.
15

2)	Hampstead Trade Center: The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.

3)	Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 91,661 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. Construction is complete and leasing efforts are under way.

4)	1800 Half Street: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail.

5)	Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

6)	.408 Jackson: In December 2019, the Company entered into a joint venture with a new partner, Woodfield Development, for the acquisition and development of a mixed-use project known as “.408 Jackson” in Greenville, South Carolina. Woodfield specializes in Class-A multi-family, mixed use developments primarily in the Carolinas and DC. The project is located across the street from Greenville’s minor league baseball stadium and will hold 227 multi-family units and 4,539 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

7)	Riverside: In December 2019, the Company entered into a joint venture with Woodfield Development for the acquisition and development of a 200-unit multi-family apartment project located at 1430 Hampton Avenue, Greenville, South Carolina. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

8)	Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, Maryland, into a multi-building business park consisting of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2021 Phase I was 48.0% leased and 46.7% occupied, the subsequent phases will follow as each phase is stabilized.
16

Stabilized Joint Venture Segment.

At December 31, 2021, this segment owned the following stabilized joint ventures:

1)	Dock 79: Dock 79 (Phase I of the Riverfront on the Anacostia development) is a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. The property is situated on approximately 2.1 acres of land located on Potomac Avenue in Washington, DC, across the street from the Nationals Park.

2)	The Maren: The Maren (Phase II of the Riverfront on the Anacostia development) is a 264-unit residential apartment building with 6,758 square feet of retail space.

3)	DST Hickory Creek: In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit garden-style apartment community located in Henrico County, Virginia known as Hickory Creek, which consists of 19 three-story apartment buildings containing 273,940 rentable square feet. Hickory Creek was constructed in 1984 and substantially renovated in 2016. The Company is 26.649% beneficial owner and receives monthly distributions.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 333 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2021. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 9 of the Company's 2021 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2021 Annual Report to Shareholders, and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K, and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Total
Number of
Shares
			Purchased	Approximate
			As Part of	Dollar Value of
	Total		Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1 through October 31	—	$—	—	$9,363,000
November 1 through November 30	—	$—	—	$9,363,000
December 1 through December 31	—	$—	—	$9,363,000
Total	—	$—	—

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

Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 10 through 21 of the Company’s 2021 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2021 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt outstanding at December 31, 2021, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding each year-end, and fair value of total debt as of December 31, 2021 (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$—	$180,070	$180,070	$174,111
Average interest for fixed rate debt	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 22 through 41 of the Company's 2021 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer, our principal financial officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not include an attestation report of our Independent Registered Public Accounting Firm, Hancock Askew & Co., LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Independent Registered Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

The rest of the information required in response to this Item 10 is included under the captions “Board of Directors & Corporate Governance”, “Our Executive Officers”, “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2022.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the caption “Executive Compensation” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

					Number of Securities
					remaining available
	Number of Securities				for future issuance
	to be issued upon		Weighted average		under equity
	exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans
approved by security holders	154,532	(1)	$37.93	(2)	403,499	(1)

Equity compensation plans
not approved by security holders	0		0		0

Total	154,532		$37.93		403,499

1.	Column (a) includes 150,829 stock options granted under our 2016 Equity Incentive Plan and 2006 Stock Incentive Plan and 3,703 performance share awards granted under our 2016 Equity Incentive Plan. Each performance share award shown in the table represents a right to receive, subject to the satisfaction of certain performance criteria and the recipient’s continued service to the Company, a number of shares of restricted stock, which number will be calculated after the applicable performance period by dividing the pre-determined value of each award by the closing price of our common stock on the date the restricted stock is issued. The aggregate value of the performance share awards shown in table is $215,000. For illustrative purposes, the maximum
21

payout of the performance share awards has been assumed, and the number of performance share awards has been calculated using our closing stock price on March 2, 2022 ($58.06). The performance share awards are subject to partial or complete forfeiture if the vesting criteria are not met. Because some or all of the performance share awards may not vest, and because the number of shares of restricted stock to be issued thereunder is dependent on future stock prices, columns (a) and (c) may overstate or understate expected dilution.

2.	Because there is no exercise price associated with the performance share awards, the weighted-average exercise price does not take the performance share awards into account.

The remainder of the information required in response to this Item 12 is included under the captions “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the captions “Related Party Transactions” and “Board of Directors & Corporate Governance” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2022.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered accounting firm is Hancock Askew & Co., LLP, Jacksonville, Florida, Firm 794. Information required in response to this Item 14 is included under the captions “Proposal 2: The Auditor Proposal” in the Company’s Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2022.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) Financial Statements.

The response to this item is submitted as a separate section. See Index to Financial Statements on page 27 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 25 through 26 of this Form 10-K.

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRP Holdings, Inc.

Date: March 30, 2022	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER, III
John D. Baker, III
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2022.

/s/ John D. Baker II John D. Baker II Executive Chairman and Chief Executive Officer	/s/ Charles E. Commander III Charles E. Commander III Director
(Principal Executive Officer)

/s/ John D. Baker, III John D. Baker, III Treasurer and Chief Financial Officer (Principal Financial Officer)	/s/ H. W. Shad III H. W. Shad III Director

/s/ John D. Klopfenstein John D. Klopfenstein Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr. Director

/s/ William H. Walton William H. Walton Director	/s/Margaret Wetherbee Margaret Wetherbee Director

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

EXHIBIT INDEX

Item	15(a)(3)

2.1	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2015.
3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Third Amended and Restated Bylaws of FRP Holdings, Inc., as amended March 31, 2020, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K filed on April 6, 2020.
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed May 8, 2015.
4.2	Specimen stock certificate of FRP Holdings, Inc., incorporated herein by reference to Exhibit 4.1 of the Company’s Post-Effective Amendment to Registration Statement on Form S-8 filed on December 5, 2014.
4.3	Description of Registrant’s Common Stock, incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K filed on March 19, 2021.
10.1	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2015.
10.2	Employee Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2015.
10.3	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 3, 2015.
10.4	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.5	Summary of Management Incentive Compensation Plans, incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.6	Management Security Agreements between the Company and certain officers, incorporated herein by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.7	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005.
10.8	FRP Holdings, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed February 13, 2017.
10.9	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.10	Letter Agreement between the Company and John D. Klopfenstein, incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.11	2015 Credit Agreement, dated January 30, 2015, by and between the Company and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on August 5, 2015.
10.12	Loan Agreement dated November 17, 2017, between Riverfront Holdings I, LLC and EagleBank, incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K filed on March 16, 2018.

13.1	The Company's 2021 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2021 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
14.1	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated herein by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.
21.1	Subsidiaries of Registrant at December 31, 2021
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Public Accounting Firm, appears on page 28 of this Form 10-K.
31.1	Certification of John D. Baker II.
31.2	Certification of John D. Baker III.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information Statement of Patriot Transportation Holding, Inc., dated January 12, 2015, incorporated by reference to the Company’s Form 8-K filed on January 13, 2015.

101.INS	XBRL Instance Document Taxonomy Extension Schema
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

(Item 15(a) (1) and 2))

Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2021 and 2020	54

For the years ended December 31, 2021, 2020 and 2019
Consolidated statements of income	52
Consolidated statements of comprehensive income	53
Consolidated statements of cash flows	55
Consolidated statements of shareholders' equity	56

Notes to consolidated financial statements	57-76

Report of Independent Registered Public Accounting Firm	78-79

Selected quarterly financial data (unaudited)	37-38

Consent of Independent Registered Public Accounting Firm	28

All schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FRP Holdings, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333- 125099, 333-131475 and 333-216025) of FRP Holdings, Inc. of our report dated March 30, 2022, relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein.

Respectfully submitted,

Hancock Askew & Co., LLP

Jacksonville, Florida

March 30, 2022

Annual Report 2021

CONSOLIDATED FINANCIAL HIGHLIGHTS

Years ended December 31

(Amounts in thousands except per share amounts)

			%
	2021	2020	Change

Revenues	$31,220	23,583	32.4
Operating profit	$2,274	5,134	(55.7)
Net investment income	$4,215	7,415	(43.2)
Interest Expense	$(2,304)	(1,100)	109.5
Equity in loss of joint ventures	$(5,754)	(5,690)	1.1
Gain on remeasurement of investment in real estate partnership	$51,139	—	—
Gain on sale of real estate	$805	9,170	(91.2)
Gain (loss) attributable to noncontrolling interest	$11,879	(993)	1296.3
Net income attributable to the Company	$28,215	12,715	121.9

Per common share:
Net income attributable to the Company:
Basic	$3.02	1.33	127.1
Diluted	$3.00	1.32	127.3

Total Assets	$678,190	536,360	26.4
Total Debt	$178,409	89,964	98.3
Shareholders' Equity	$396,423	367,654	7.8
Common Shares Outstanding	9,411	9,364	.5
Book Value Per Common Share	$42.12	39.26	7.3

BUSINESS. FRP Holdings, Inc. is a holding company engaged in the real estate business, namely (i) leasing and management of commercial properties owned by the Company, (ii) leasing and management of mining royalty land owned by the Company, (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office buildings either alone or through joint ventures, (iv) ownership, leasing and management of buildings through joint ventures. The Company’s operating subsidiaries are FRP Development Corp. and Florida Rock Properties, Inc.

STRATEGY. Our strategy consists of a re-deployment of proceeds from the May 2018 warehouse sale into asset classes that allow management to exploit its knowledge and expertise. The asset classes of choice are mixed-use, raw land, existing buildings, and strategic partnerships located in core markets with growth potential. Emphasis will be placed on generating returns through opportunistic disposition versus cash-flow and long-term appreciation.

OBJECTIVE. We strive to improve shareholder value through (1) active engagement with properties and partners to grow asset value, (2) contributing our operating expertise and connections to maximize value and NOI growth, and (3) manage our capital structure in an efficient and responsible manner, with a watchful eye on projected future market conditions and trends to facilitate timely disposition of selected assets, (4) balancing growth against market pressure.

To Our Shareholders,

There is a concept in the study of cognitive behavior known as “recency bias.” It is a phenomenon you are no doubt familiar with even if you have never heard the term. It is a memory bias that favors recent events over historical ones, granting what is fresh in our memory a potency lacking in the more distant past. This bias leads us to immediately declare the Chiefs-Bills playoff game as the greatest of all time (though that might actually be true). A C-SPAN clip causes us to claim (incorrectly) that America has never been more politically divided, allowing the partisan name-calling of today to seem more bitter than the Civil War. So, as we look forward into 2022 with 2021 fresh in our minds, some might feel a sense of frustration. With the seemingly never-ending conveyor belt of new Covid variants, the looming specter of inflation, the moving targets of herd immunity and normalcy—there is a temptation, and even a compulsion, to get caught up in the moment and think that after another year of uncertainty, we are right back where we started, cautiously optimistic perhaps, but more cautious than optimistic. No progress has been made, second verse same as the first. And yet, that description could not be less accurate.

2020 was a truly awful year—in another example of recency bias, some were (mistakenly) inclined to call it the worst year in American history. It was chaotic, uncertain, and downright scary—a period of time when keeping one’s head above water felt like real progress. That is not an accurate description of most of 2021, particularly for this Company. In 2020, we were happy to see our assets behave normally in abnormal times. This year, we wanted to move beyond normal, and begin enacting the first stage of a meaningful period of growth for this Company. By and large, we have delivered on that.

This year saw the stabilization of The Maren; the permanent financing of the Maren and the refinancing of Dock 79 at extremely favorable terms; the completion of construction on Riverside, our first multifamily joint venture in Greenville, South Carolina; and the completion of construction at Bryant Street, where our anchor retail tenant is in and operating and residential occupancy is over 50%. In 2021, we finished construction on two new warehouses at our Hollander Business Park and began construction on a third, effectively exhausting all available developable inventory in our land bank, and we sought to remedy exhausting our land bank by purchasing 17 acres of future industrial space. Finally, after years of speculating on when, and even if, it might happen, Congress passed an infrastructure bill which should have a meaningful impact on future mining royalty revenues. We ended 2020 with 569 multifamily units, 267,737 square feet of industrial, and $17,051,000 in NOI. At the end of 2021, we had 1,256 multifamily units, 413,327 square feet of industrial, and $20,815,000 in NOI.

Despite selling our warehouse portfolio in 2018, we remain committed to industrial real estate as an asset class through value-add purchases like Cranberry Run as well as developing our remaining pad sites at Hollander Business Park. 2021 represented a big step forward in that commitment. As mentioned previously, this year we completed construction on two new warehouses at Hollander totaling 145,590 square feet, we began construction on a 101,750 square-foot, build-to-suit, and we purchased 17 acres in Harford County, Maryland where we plan to develop a 250,000 square foot, Class A warehouse which will comprise the entirety of the developable space on the site. That is 497,000 square feet of industrial development. When added to the 625,000 square feet of industrial development we have planned for our Crause Property adjacent to Cranberry Run which we purchased last year, then we are talking about over a million square feet of industrial that did not exist prior to Covid.

The 2021 highlights of the Stabilized Joint Venture segment have been mentioned previously but bear repeating. In March, the Maren achieved stabilization, meaning 90% of its units were leased and occupied, triggering a change in control with the end result being that the asset is now consolidated on to our books in exactly the same way Dock 79 is. Its balance sheet is now part of our balance sheet and its income statement flows through the Company’s income statement. In addition to the one-time gain on remeasurement of $51.1 million, this consolidation has impacted and will continue to impact our depreciation and amortization, greatly increasing both. As a result, the impact on net income may in fact be negative for some time, but the positive impact on our NOI and cash flow will be significant. Around the same time that the Maren reached stabilization, the Company simultaneously negotiated both the permanent financing of the Maren and a refinancing of Dock 79. This $180 million loan ($92 million for Dock 79, $88 million for The Maren) lowered the interest rate at Dock 79 from 4.125% to 3.03%, deferred any principal payments for 12 years for both properties, and repaid our $13.75 million in preferred equity along with $2.3 million in accrued interest.

Covid measures continue to hamstring our retail tenants, but a full baseball season with fans, particularly in the warm weather months when outdoor seating is not a problem, was especially meaningful for our retail tenants in light of the difficulties they faced in 2020. Build out of The Maren’s second retail space was completed at the beginning of 2022 and the retail tenant is open for business. Occupancy was strong throughout the year for both assets. Dock 79 was more than 94% occupied at the end of each quarter in 2021 which is the first such year for this asset. Average annual occupancy was 95.47% for Dock 79, which is in line with the highest average annual occupancy we’ve ever had there and an improvement over 2020’s rate of 93.13%. Average occupancy at the Maren since stabilization was 94.84%. Renewal rates on expiring leases were strong for both buildings. 62.20% of Dock 79’s expiring leases renewed vs 57.14% in 2020, and as the first generation of leases at the Maren expired, 67.40% renewed. These are positive developments, to be sure, but the ability to grow NOI was mitigated severely by the fact that the District kept emergency protocols in place, preventing us from evicting non-paying tenants and raising rent on renewals. Though evictions remain a long and complicated process, the prohibition on raising rents was allowed to lapse at the end of 2021. Since we start renewal discussions several weeks in advance of expiration, the prospect of rent increases will not kick in until February, and it remains to be seen if the renewal rates we saw during the rent freeze persist when rents start moving more in line with where the market rather than the District dictates.

Construction continues on The Verge, our joint venture with MRP in Buzzard Point, as well as .408 Jackson, our joint venture with Woodfield Development. We expect both projects to be complete and leasing to begin in the third quarter of 2022. More pressing, as alluded to earlier, is the fact that we have finished construction on both Bryant Street and Riverside. Bryant Street is a joint venture with MRP for the first phase of a multi-family mixed use project in northeast Washington, DC. We have invested $32 million in common equity and another $23 million in preferred equity in this four building, 487-unit development. From both a capital and size perspective, Bryant Street is a big bet on the DC multi-family market. Construction is now complete on all four buildings, leasing is underway, and our retail anchor, Alamo Drafthouse Cinema, is open for business. At year end, Bryant Street’s residential units are 56.1% leased and 50.9% occupied, and its commercial space is 82.5% leased and 61.7% occupied. Bryant Street’s primary amenities are the Alamo Drafthouse and its proximity to the DC Metro. Public transportation and indoor entertainment are not yet the draws they used to be, but this project is an opportunity zone investment, and it is our intent to retain the property for the ten-year hold period required to realize the full tax benefits associated with this program. We have a lengthy investment time horizon on this project and we still believe the long term fundamentals are in place to make it successful. As mentioned previously, this year we also completed construction on Riverside, our first multifamily joint venture in Greenville, South Carolina. Leasing began in the third quarter on this 200-unit project, and at year end, it is 60% leased and 49% occupied.

The aggregates business is cyclical. Its three main drivers are home construction, commercial construction, and infrastructure, and the first two correlate very strongly with the economy and business cycle. A decade of more-or-less uninterrupted growth combined with the pricing power of aggregates producers has been very kind to our mining tenants and this Company in turn. Since 2011, our royalty income has achieved a compound annual growth rate of 9%, which while impressive, is perhaps unsustainable. Trees, as the saying goes, do not grow to the sky. If growth is the story of this Company over the past year, mining royalties is seemingly the only segment that does not fit that narrative. Royalty revenue was slightly down this year, and while steady, revenue has been more or less flat for the last three years (2019: $9.44 million; 2020: 9.48 million; 2021: $9.47 million). A cursory glance at the numbers might lead a reasonable person to conclude that the segment has peaked or at the very least plateaued. Anyone paying attention to this sector knows this is not the case. In 2019, the Company achieved $9 million in mining royalty revenue for the very first time. In 2020, we were able to improve on the previous year’s mark despite the loss of double minimums at our Lake Louisa location which left a $350,000 hole in revenue. In 2021, Vulcan temporarily shifted its mining activity off our portion of the Manassas quarry leading to a $600,000 decrease in royalties at the location compared to 2020, and yet total royalty revenue remained largely unaffected. That royalties were more or less flat two years in a row, despite major shortfalls in revenue at specific locations, demonstrates the resilience of this segment and the quality of our tenants and locations. We have market exposure in three of the country’s best aggregate producing states both in terms of production and pricing. Florida and Georgia, where the bulk of our assets are located, have benefited in particular from accelerated migration to the Sun Belt where job growth and housing starts continue to outpace the national average. These are markets where aggregates demand is already high, so the Infrastructure Investment and Jobs Act will meaningfully impact our mining tenants. In whatever form this Act’s $110 billion investment in hard infrastructure makes its way down to the markets our mining assets serve, the result will be an increase in demand when demand is already incredibly high and supply is stretched. This should lead to meaningful price increases. We have always had the utmost confidence in our assets, but we are particularly excited to see how they will perform in the next few years.

Every pandemic is different, but the one thing they have in common is that they have all ended. The same will be true for

Covid. Unfortunately, 2021 was not the year it happened. The nation and probably the world are suffering from Covid fatigue, and each variant that extends the abnormality that is our new, or at least current normal, aggravates us. That aggravated recency bias can cause us to lose sight of how far we have come in the last two years. That is true for this nation and it is true for this Company. As you have read in this letter, 2021 was a period of very meaningful growth where we increased NOI by 22.11%, expanded our number of available multi-family units by 120.74%, and grew our industrial square footage by 54.38%. We are by no means at the finish line. This is merely the first step in a process to put our excess capital to work. While we are pleased with the initial results, we will continue to work to ensure that, recency bias or not, this Company—your Company—is one you are proud to own.

Respectfully yours,

John D. Baker II

C.E.O. and Executive Chairman

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, including without limitation relating to the Company's plans, strategies, objectives, expectations, intentions, capital expenditures, future liquidity, and plans and timetables for completion of pending development projects. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: levels of construction activity in the markets served by our mining properties; risk insurance markets; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; demand for apartments in Washington D.C., Richmond, Virginia and Greenville, South Carolina; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

OPERATING PROPERTIES

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

Asset Management Segment. As of December 31, 2021, the Asset Management Segment owned four commercial properties in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 267,737 square feet which are 81% occupied and 100% leased. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, Maryland consists of two buildings totaling 145,590 square feet that were completed in the fourth quarter of 2021 and are 29.1% leased.

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

Mining Royalty Lands Segment – Mining Properties. The Company owns a fee simple interest in 13 open pit aggregates quarries located in Florida, Georgia and Virginia, which comprise approximately 15,000 total acres. The Company’s quarries are subject to mining leases with various tenants, including Vulcan Materials, Martin Marietta, Cemex, Argos, and The Concrete Company. Aggregates consist of crushed stone, sand, gravel, fill dirt, limestone and calcium and are used primarily in construction applications.

Nine of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; comprising 12,649 acres in the aggregate) are currently being mined, and four of the Company’s quarries (located in Marion County, FL, Lake Louisa, FL, and Lake Sand, FL and Forest Park, GA; comprising 2,452 acres in the aggregate) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the reserves on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2021, 2020 and 2019, aggregate tons sold with respect to the Company’s mining properties were approximately 7,575,000, 8,206,000 and 7,815,000, respectively.

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

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa, Florida. The county issued the permit in July 2019. After completing the work necessary to prepare this site to become an active sand mine, Cemex expects to begin mining by March 2023.

Mining Royalty Lands Segment - Brooksville Joint Venture. In 2006, a subsidiary of the Company entered into a joint venture agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In 2021, 280,000 tons were sold. During 2017, the Company extended the mining lease on this property for an additional ten years (through 2032) in exchange for an increase in production of 100,000 tons by December 31, 2023.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 107 acres of investment property in Brooksville, Florida.

Development Segment – Warehouse/Office Land.

At December 31, 2021, this segment owned the following future development parcels:

1)	6 acres of horizontally developed land with 101,750 square feet in one industrial building under construction at Hollander 95 Business Park in Baltimore City, Maryland.
2)	55 acres of land that will be capable of supporting over 625,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that will support 250,000 square feet of industrial development.

Development Segment – Land Held for Investment or Sale.

At December 31, 2021, this segment owned the following development parcels:

1)	Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permits the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), which was completed through a joint venture with MRP Realty, and which consisted of a single building with residential and retail uses, became our fourth business segment in July 2017, now known as the Stabilized Joint Venture Segment. The second phase (now known as The Maren), also completed through a joint venture with MRP Realty and consists of a single building with residential and retail uses, was added to the Stabilized Joint Venture Segment effective March 31, 2021. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring April 5, 2023, permitting 599,545 square feet of development.

2)	Hampstead Trade Center: The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.

3)	Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 91,661 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. Construction is complete and leasing efforts are under way.

4)	1800 Half Street: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and the Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The ten-story structure will have 344 apartments and 11,246 square feet of ground floor retail.

5)	Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

6)	.408 Jackson: In December 2019, the Company entered into a joint venture with a new partner, Woodfield Development, for the acquisition and development of a mixed-use project known as “.408 Jackson” in Greenville, South Carolina. Woodfield specializes in Class-A multi-family, mixed use developments primarily in the Carolinas and DC. The project is located across the street from Greenville’s minor league baseball stadium and will hold 227 multi-family units and 4,539 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

7)	Riverside: In December 2019, the Company entered into a joint venture with Woodfield Development for the acquisition and development of a 200-unit multi-family apartment project located at 1430 Hampton Avenue, Greenville, South Carolina. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

8)	Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park,
35

located in Middle River, Maryland, into a multi-building business park consisting of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2021 Phase I was 48.0% leased and 46.7% occupied, the subsequent phases will follow as each phase is stabilized.

Stabilized Joint Venture Segment.

At December 31, 2021, this segment owned the following stabilized joint ventures:

1)	Dock 79: In 2014, approximately 2.1 acres (Phase I) of the total 5.8-acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. Lease up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. The attainment of stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third-party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit-sharing arrangement and is 66.0% on a prospective basis.

2)	The Maren: On May 4, 2018, the Company and MRP Realty formed a Joint Venture to develop the second phase only of the four-phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own a 250,000-square-foot mixed-use development which supports 264 residential units and 6,758 square feet of retail. Lease up commenced in March 2020 and rent stabilization of the residential units of 90% occupied was achieved in March 2021. Reaching stabilization results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $51,139,000 of which $13,965,000 was attributed to the noncontrolling interest. In accordance with the terms of the Joint Venture agreements, the Company used the fair value amount at date of conversion and calculated an adjusted ownership under the Conversion election. As such for financial reporting purposes effective March 31, 2021 the Company ownership is based upon this substantive profit sharing arrangement and is 70.41% on a prospective basis as agreed to by FRP and MRP.

3)	DST Hickory Creek: In July 2019, the Company completed a like-kind exchange by reinvesting $6,000,000 into a Delaware Statutory Trust (DST) known as CS1031 Hickory Creek DST. The DST owns a 294-unit garden-style apartment community located in Henrico County, Virginia known as Hickory Creek, which consists of 19 three-story apartment buildings containing 273,940 rentable square feet. Hickory Creek was constructed in 1984 and substantially renovated in 2016. The Company is 26.649% beneficial owner and receives monthly distributions.
36

Five Year Summary

(Amounts in thousands except per share amounts)

	Years Ended December 31,
	2021	2020	2019	2018	2017
Summary of Operations:
Revenues	$31,220	23,583	23,756	22,022	15,602
Operating profit	$2,274	5,134	5,756	1,962	1,041
Interest expense	$2,304	1,100	1,054	3,103	2,741
Income from continuing operations	$40,094	11,722	8,822	959	49,548
Per Common Share:
Basic	$4.29	1.22	0.89	0.10	4.97
Diluted	$4.27	1.22	0.89	0.09	4.94

Income from discontinued operations, net	$—	—	6,856	122,129	11,003
Income (loss) attributable to noncontrolling interest	$11,879	(993)	(499)	(1,384)	18,801
Net income attributable to the Company	$28,215	12,715	16,177	124,472	41,750
Per Common Share:
Basic	$3.02	1.33	1.64	12.40	4.19
Diluted	$3.00	1.32	1.63	12.32	4.16

Financial Summary:
Property and equipment, net	$350,665	203,140	202,187	206,553	209,914
Total assets	$678,190	536,360	538,148	505,488	418,734
Long-term debt	$178,409	89,964	88,925	88,789	118,317
Shareholders' equity	$396,423	367,654	374,888	364,607	243,530
Net Book Value per common share	$42.12	39.26	38.19	36.57	24.32
Other Data:
Weighted average common shares - basic	9,355	9,580	9,883	10,040	9,975
Weighted average common shares - diluted	9,397	9,609	9,926	10,105	10,040
Number of employees	14	13	12	10	19
Shareholders of record	333	339	342	355	382

Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021	Total Fiscal Year 2021
Revenues	$5,853	8,495	8,473	8,399	31,220
Operating profit (loss)	$1,442	(159)	732	259	2,274
Income (loss) from continuing operations	$40,875	281	(113)	(949)	40,094
Net income (loss) attributable to the Company	$28,373	82	352	(592)	28,215
Earnings per common share (a):
Net income attributable to the Company-
Basic	$3.04	0.01	0.04	(0.06)	3.02
Diluted	$3.03	0.01	0.04	(0.06)	3.00
Market price per common share (b):
High	$51.95	62.45	60.21	65.00	65.00
Low	$43.19	47.97	54.47	54.82	43.19

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020	Total Fiscal Year 2020
Revenues	$5,783	5,849	6,098	5,853	23,583
Operating profit	$794	1,204	1,581	1,555	5,134
Income from continuing operations	$1,499	3,977	5,271	975	11,722
Net income attributable to the Company	$1,618	4,149	5,455	1,493	12,715
Earnings per common share (a):
Net income attributable to the Company-
Basic	$0.17	0.43	0.57	0.16	1.33
Diluted	$0.16	0.43	0.57	0.16	1.32
Market price per common share (b):
High	$52.03	46.35	43.80	46.75	52.03
Low	$31.00	38.33	39.12	40.00	31.00
37

(a) Earnings per share of common stock is computed independently for each quarter presented. The sum of the quarterly net earnings per share of common stock for a year may not equal the total for the year due to rounding differences.

(b) All prices represent high and low daily closing prices as reported by The Nasdaq Stock Market.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion includes a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measure discussed is net operating income (NOI). The Company uses this metric to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measure” below in this annual report for a more detailed discussion, including reconciliations of this non-GAAP financial measure to its most directly comparable GAAP financial measure.

Executive Overview

FRP Holdings, Inc. (“FRP” or the “Company”) is a real estate development, asset management and operating company businesses. Our properties are located in the Mid-Atlantic and southeastern United States and consist of:

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

Reportable Segments

We conduct primarily all of our business in the following four reportable segments: (1) asset management (2) mining royalty lands (3) development and (4) stabilized joint ventures. For more information regarding our reportable segments, see Note 10. Business Segments of our consolidated financial statements included in this annual report.

Highlights of 2021.

  Dock 79’s average annual occupancy was above 95% for the second time ever.
  Third year in a row with mining royalties in excess of $9.4 million.
  Grew NOI by 22.11% from $17.05 million in 2020 to $20.82 million in 2021
  With construction complete on both Bryant Street and Riverside, this year the Company added 687 residential units, an increase of 120.74% over last year
38

•	The Maren reached stabilization meaning 90% of the individual apartments had been leased and occupied by third party tenants. This event triggered a change in control and the Company consolidated the assets (at current fair value), liabilities and operating results of the joint venture.

Asset Management Segment.

The Asset Management segment owns, leases and manages commercial properties. These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The Company’s industrial warehouses typically lease for terms ranging from 3 – 10 years often with 1 or 2 renewal options. All base rent revenue is recognized on a straight-lined basis. All of the commercial warehouse leases are triple net and common area maintenance costs (CAM Revenue) are billed monthly, and insurance and real estate taxes are billed annually. 34 Loveton is the only office product wherein all leases are full service therefore there is no CAM revenue. Office leases are also recognized on a straight-lined basis. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team.

As of December 31, 2021, the Asset Management Segment owned four commercial properties in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 267,737 square feet which are 81% occupied and 100% leased. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, Maryland consists of two buildings totaling 145,590 square feet that were completed in the fourth quarter of 2021and are 29.1% leased.

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 15,000 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell reserves from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment. In the fiscal year ended December 31, 2021, a total of 8 million tons were mined.

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

Development Segment – Warehouse/Office Land.

At December 31, 2021, this segment owned the following future development parcels:

1)	6 acres of horizontally developed land with 101,750 square feet in one industrial building under construction at Hollander 95 Business Park in Baltimore City, Maryland.
2)	55 acres of land that will be capable of supporting over 625,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that will support 250,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,135,000
Hampstead Trade Center, MD	118	Zoning applied for in preparation for sale	$9,708,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,677,000
Total	122.5		$23,520,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint venture for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 91,661 square feet of retail partially completed	61.36%
Aberdeen Station residential development in Harford County, Maryland		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Construction of ten-story structure with 344 apartments and 11,246 square feet of ground floor retail underway	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Construction of mixed-use project with 227 multifamily units and 4,539 square feet of retail space began in May 2020	40%
Riverside property 1430 Hampton Avenue, Greenville, SC	Woodfield Development	Construction of 200-unit apartment project began in February 2020	40%

Joint ventures where FRP is not the primary beneficiary are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

The
Company's
Share of Profit
41

	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2021
Brooksville Quarry, LLC	50.00%	$7,488	14,301	(82)	(41)
BC FRP Realty, LLC	50.00%	5,530	22,470	(230)	(115)
Riverfront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,558	204,082	(6,084)	(4,954)
Aberdeen Station Loan		514	514	—	—
DST Hickory Creek	26.65%	6,000	46,048	(481)	343
Amber Ridge Loan		11,466	11,466	—	—
1800 Half St. Owner, LLC	61.37%	38,693	93,932	12	20
Greenville/Woodfield Partnerships	40.00%	16,194	87,731	(948)	(379)
Total		$145,443	480,544	(8,573)	(5,754)

(1) Riverfront Holdings II, LLC was consolidated on March 31, 2021, and reflected in Stabilized Joint Ventures.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2021, are summarized in the following two tables (in thousands):

	As of December 31, 2021					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	199,730	43,840	93,504	87,421	$424,495
Cash and cash equivalents	0	1,123	827	428	279	2,657
Unrealized rents & receivables	0	2,925	1,044	0	5	3,974
Deferred costs	0	304	337	0	26	667
Total Assets	$0	204,082	46,048	93,932	87,731	$431,793

Secured notes payable	$0	119,201	29,337	18,404	44,309	$211,251
Other liabilities	0	9,066	115	14,470	4,462	28,113
Capital - FRP	0	57,555	4,423	37,478	15,584	115,040
Capital – Third Parties	0	18,260	12,173	23,580	23,376	77,389
Total Liabilities and Capital	$0	204,082	46,048	93,932	87,731	$431,793

	As of December 31, 2021
	Brooksville	BC FRP	Aberdeen	Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Loan	Loan	Mixed Use	Total

Investments in real estate, net.	$14,281	21,561	514	11,466	424,495	$472,317
Cash and cash equivalents	18	312	0	0	2,657	2,987
Unrealized rents & receivables	0	368	0	0	3,974	4,342
Deferred costs	2	229	0	0	667	898
Total Assets	$14,301	22,470	514	11,466	431,793	$480,544

Secured notes payable	$0	11,384	0	0	211,251	$222,635
Other liabilities	0	140	0	0	28,113	28,253
Capital - FRP	7,488	5,473	514	11,466	115,040	139,981
Capital - Third Parties	6,813	5,473	0	0	77,389	89,675
Total Liabilities and Capital	$14,301	22,470	514	11,466	431,793	$480,544

Stabilized Joint Venture Segment.

Currently the segment includes three stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. In 2021, due to the DC legislation in place freezing rent increases as a part of a covid relief plan, FRP was unable to increase rental rates for renewals. This legislation was lifted in February 2022. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another 5 years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The three stabilized joint venture properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty	Consolidated	66%
The Maren apartments Washington, D.C. 264 residential units and 6,758 square feet of retail	MRP Realty	Consolidated as of March 31, 2021	70.41%
DST Hickory Creek 294 apartment units in Henrico County, MD	Capital Square	Cost Method	26.6%

COMPARATIVE RESULTS OF OPERATIONS

Consolidated Results

(dollars in thousands)	Twelve Months Ended December 31,
	2021	2020	Change	%
Revenues:
Lease revenue	$21,755	$14,106	$7,649	54.2%
Mining lands lease revenue	9,465	9,477	(12)	-0.1%
Total Revenues	31,220	23,583	7,637	32.4%

Cost of operations:
Depreciation/Depletion/Amortization	12,737	5,828	6,909	118.5%
Operating Expenses	6,219	3,333	2,886	86.6%
Property Taxes	3,751	2,826	925	32.7%
Management Company indirect	3,168	2,951	217	7.4%
Corporate Expense	3,071	3,511	(440)	-12.5%
Total cost of operations	28,946	18,449	10,497	56.9%

Total operating profit	2,274	5,134	(2,860)	-55.7%

Net investment income, including realized gains of $0 and $298	4,215	7,415	(3,200)	-43.2%
Interest Expense	(2,304)	(1,100)	(1,204)	109.5%
Equity in loss of joint ventures	(5,754)	(5,690)	(64)	1.1%
Gain on remeasurement of investment in real estate partnership	51,139	—	51,139	0.0%
Gain on sale of real estate	805	9,170	(8,365)	-91.2%

Income before income taxes	50,375	14,929	35,446	237.4%
Provision for income taxes	10,281	3,207	7,074	220.6%

Net income	40,094	11,722	28,372	242.0%
Gain (loss) attributable to noncontrolling interest	11,879	(993)	12,872	-1296.3%

Net income attributable to the Company	$28,215	$12,715	$15,500	121.9%

Net income attributable to the Company for 2021 was $28,215,000 or $3.00 per share versus $12,715,000 or $1.32 per share in the same period last year. The calendar year 2021 was impacted by the following items:

  Gain of $51.1 million on the remeasurement of investment in The Maren real estate partnership, which is included in Income before income taxes. This gain on remeasurement is mitigated by a $10.1 million provision for taxes and $14.0 million attributable to noncontrolling interest.
  The period includes $3,899,000 amortization expense of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
  Operating expenses includes $807,000 expense for non-refundable deposit of $500,000 and due diligence costs on a potential warehouse property where the acquisition has recently been determined to be considered less than probable. The prior year included a $250,000 credit for settlement of environmental claims on our Anacostia property.
  Interest income decreased $3,200,000 due to bond maturities and the repayment of the Company’s preferred interest in The Maren upon the building’s refinancing.
  Interest expense increased $1,204,000 due to interest on The Maren’s debt consolidated in April partially offset by a lower interest rate on Dock 79. The current year included a $900,000 prepayment penalty on Dock 79 while last year included $902,000 accelerated amortization of deferred loan fees at Dock 79 in anticipation of the early refinancing.
  Gain from sale of real estate decreased $8,365,000. The year included $805,000 for an easement and sale of excess land in the Mining Royalty Lands Segment. The prior year included a gain of $9,170,000 primarily due to the sale of the three remaining lots at our Lakeside Business Park, 1801 62nd Street, our inactive and depleted quarry land at Gulf Hammock, and 87 acres from our Ft. Myers property.

Asset Management Segment Results

	Twelve months ended December 31
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$2,575	100.0%	2,747	100.0%	(172)	-6.3%

Depreciation, depletion and amortization	578	22.4%	652	23.7%	(74)	-11.3%
Operating expenses	388	15.1%	430	15.7%	(42)	-9.8%
Property taxes	156	6.1%	124	4.5%	32	25.8%
Management company indirect	841	32.7%	634	23.1%	207	32.6%
Corporate expense	843	32.7%	909	33.1%	(66)	-7.3%

Cost of operations	2,806	109.0%	2,749	100.1%	57	2.1%

Operating loss	$(231)	-9.0%	(2)	-0.1%	(229)	11450.0%

Total revenues in this segment were $2,575,000, down $172,000 or 6.3%, over the same period last year due to the sale of our warehouse 1801 62nd Street in July 2020 which had $423,000 of revenues in the same period last year. Operating loss was $(231,000), up $(229,000) from an operating loss of $(2,000) in the same period last year primarily due to the sale of 1801 62nd Street.

Mining Royalty Lands Segment Results

	Twelve months ended December 31
(dollars in thousands)	2021	%	2020	%	Change	%

Mining lands lease revenue	$9,465	100.0%	9,477	100.0%	(12)	-0.1%

Depreciation, depletion and amortization	199	2.1%	218	2.3%	(19)	-8.7%
Operating expenses	47	0.5%	74	0.8%	(27)	-36.5%
Property taxes	264	2.8%	267	2.8%	(3)	-1.1%
Management company indirect	397	4.2%	289	3.1%	108	37.4%
Corporate expense	318	3.3%	288	3.0%	30	10.4%

Cost of operations	1,225	12.9%	1,136	12.0%	89	7.8%

Operating profit	$8,240	87.1%	8,341	88.0%	(101)	-1.2%

Total revenues in this segment were $9,465,000 versus $9,477,000 in the same period last year. Total operating profit in this segment was $8,240,000, a decrease of $101,000 versus $8,341,000 in the same period last year.

Development Segment Results

	Twelve months ended December 31
(dollars in thousands)	2021	2020	Change

Lease revenue	$1,563	1,152	411

Depreciation, depletion and amortization	208	214	(6)
Operating expenses	976	319	657
Property taxes	1,438	1,375	63
Management company indirect	1,489	1,820	(331)
Corporate expense	1,557	2,108	(551)

Cost of operations	5,668	5,836	(168)

Operating loss	$(4,105)	(4,684)	579

Equity in loss of Joint Venture	(5,427)	(5,990)	563
Gain on sale of real estate	—	1,877	(1,877)
Interest earned	3,427	4,133	(706)

Loss from continuing operations before income taxes	$(6,105)	(4,664)	(1,441)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•                     In the third quarter, we purchased 17 acres in Harford County, Maryland for $1.96 million for the purposes of industrial development. We are pursuing entitlements on the land, and we anticipate beginning construction in the third quarter of 2022 on a 250,000 square foot, Class A warehouse which will comprise the entirety of the developable space on the site.

•                     As referenced previously, during the fourth quarter, we completed construction on two industrial buildings totaling approximately 146,000 square feet at Hollander Business Park. These assets are now a part of the Asset Management segment. Construction on the build-to-suit building totaling 101,750 square feet continues and we estimate shell completion and occupancy in the fourth quarter of 2022.

•                     With respect to our joint venture with St. John Properties, we are now in the process of leasing these four single-story buildings totaling 100,030 square feet of office and retail space. At quarter end, Phase I was 48.1% leased and 46.8% occupied.

•                     We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.”  Of the $18.5 million in committed capital to the project, $15.9 million in principal draws have taken place to date. Through the end of the fourth quarter, 34 of the 187 units have been sold, and we have received $6,362,000 in preferred interest and principal to date.

•                     The Coda, the first of our four buildings at Bryant Street joint venture, received a final certificate of occupancy on April 1, 2021, and leasing efforts are under way. At quarter end, the Coda was 93.5% leased and 95.5% occupied. Leasing began in August on the second building at Bryant Street, known as the Chase 1B. At quarter end, this building was 62.7% leased and 55.9% occupied. Leasing of the third building, the Chase 1A, began during the fourth quarter and at quarter end, this building was 16.3% leased and 6.4% occupied. The fourth building which is purely a commercial space is 90% leased to Alamo Draft House and opened in December. In total, at quarter end, all four buildings now have their certificate of occupancy, and Bryant Street’s 487 residential units are 56.1% leased and 50.9% occupied. Its commercial space is 82.5% leased and 61.7% occupied at quarter end.

•                     We began construction on our 1800 Half Street joint venture project at the end of August 2020 and expect the building to be complete in the third quarter of 2022. As of the end of the fourth quarter, the project was 67.01% complete.

•                     At quarter end, our first joint venture in Greenville, South Carolina is now complete and has received its final certificate of occupancy. Leasing began on Riverside in the third quarter and the building is 60% leased and 49% occupied. .408 Jackson is our second joint venture project in Greenville and is currently under construction. This project is 83.23% complete and we expect to complete construction and begin leasing in third quarter of 2022.

Stabilized Joint Venture Segment Results

	Twelve months ended December 31
(dollars in thousands)	2021	%	2020	%	Change	%

Lease revenue	$17,617	100.0%	10,207	100.0%	7,410	72.6%

Depreciation, depletion and amortization	11,752	66.7%	4,744	46.5%	7,008	147.7%
Operating expenses	4,808	27.3%	2,510	24.6%	2,298	91.6%
Property taxes	1,893	10.8%	1,060	10.4%	833	78.6%
Management company indirect	441	2.5%	208	2.0%	233	112.0%
Corporate expense	353	2.0%	206	2.0%	147	71.4%

Cost of operations	19,247	109.3%	8,728	85.5%	10,519	120.5%

Operating profit (loss)	$(1,630)	-9.3%	1,479	14.5%	(3,109)	-210.2%

Total revenues in this segment were $17,617,000, an increase of $7,410,000 versus $10,207,000 in the same period last year. The Maren’s revenue was $6,989,000 and Dock 79 revenues increased $422,000. Total operating loss in this segment was $(1,630,000), a decrease of $3,109,000 versus a profit of $1,479,000 in the same period last year. The period includes $3,899,000 amortization expense of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture. Net Operating Income for this segment was $10,816,000, up $4,164,000 or 62.6% compared to the same period last year due to The Maren’s consolidation into this segment.

Since The Maren achieved stabilization on the last day of March, average residential occupancy is 94.84% and 67.40% of expiring leases have renewed with no increase in rent due to the mandated rent freeze on renewals in DC. The Maren is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 70.41% ownership.

Dock 79’s average residential occupancy for 2021 was 95.47%. Through the year, 62.20% of expiring leases renewed with no increase in rent due to the mandated rent freeze on renewals in DC. Dock 79 is a joint venture between the

Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

In March, we completed a refinancing of Dock 79 as well as securing permanent financing for The Maren. This $180 million loan ($92 million for Dock 79, $88 million for The Maren) lowers the interest rate at Dock 79 from 4.125% to 3.03%, defers any principal payments for 12 years for both properties, and repays our $13.75 million preferred equity investment in The Maren along with $2.3 million in accrued interest.

Distributions from our CS1031 Hickory Creek DST investment were $343,000 for 2021.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of December 31, 2021, we had $161,521,000 of cash and cash equivalents along with $4,317,000 of investments available for sale. As of December 31, 2021, we had no debt borrowed under our $20 million Wells Fargo revolver, $506,000 outstanding under letters of credit and $19,494,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Years ended December 31,
	2021	2020	2019
Total cash provided by (used for):
Operating activities	22,242	18,613	47,023
Investing activities	66,601	50,527	(33,819)
Financing activities	(1,231)	(21,838)	(9,144)
Increase in cash and cash equivalents	87,612	47,302	4,060

Outstanding debt at the beginning of the period	89,964	88,925	88,789
Outstanding debt at the end of the period	178,409	89,964	88,925

Operating Activities - Net cash provided by operating activities in 2021 was $22,242,000 versus $18,613,000 in the same period last year. The Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities.

Net cash provided by operating activities in 2020 was $18,613,000 versus $47,023,000 in 2019. Net cash used in operating activities of discontinued operations in 2019 was $1,742,000. Net cash provided by operating activities of continuing operations was lower primarily due to the prior year deferral of income taxes related to a 1031 exchange on the sales of 1502 Quarry Drive and 7020 Dorsey Road and the prior year placement of $50 million in two opportunity zone funds.

Current income tax expense in 2019 included an $13,797,000 provision to return adjustment related to the deferral of current federal and state taxes due in connection with $50 million additional Opportunity Zone investment funds invested in June of 2019 but applied to the 2018 returns. In addition, 2019 included an additional deferral reduction of $4,213,000 of current state taxes related to the $55 million Opportunity Zone investment in December of 2018 which were deferred rather than our prior 2018 tax position that the state taxes would not conform to the federal treatment. The aggregate of the provision to return adjustments in 2019 of $18 million offset current tax provision of $2 million absent these adjustments for a net current tax benefit of $16 million. As of December 31, 2020 the company has deferred taxes of approximately $31 million associated with $112 million of gains on sales reinvested through Opportunity Zone investments. These taxes are deferred until the earlier of the sale of the related investments or December 31, 2026 and 10% of gains are excluded from tax once the investments are held five years plus an additional 5% is excluded at seven years.

Investing Activities – Net cash provided by investing activities in 2021 was $66,601,000 versus $50,527,000 in 2020. The increase was due primarily due to a return of our preferred equity financing with interest of $16.1 million from The Maren, $5.3 million return of capital from Amber Ridge, $24.6 million decrease in purchases of corporate bonds due to lack of attractive investment opportunities, and $3.7 million for cash on the books of The Maren upon consolidation mostly offset by a $15.9 million decrease on maturities and sales of our corporate bond portfolio and the $18.3 million decrease in proceeds from the sale of assets as the prior year included the sale of the three remaining lots at our Lakeside Business Park, 1801 62nd Street, Gulf Hammock, and 87 acres from our Ft. Myers property.

Net cash provided by investing activities in 2020 was $50,527,000 versus cash used in investing activities of $33,819,000 in 2019. The increase was due primarily to the proceeds on the sale of investments available for sale offset by the purchase of investments available for sale, the proceeds from the sale of the three remaining lots at our Lakeside Business Park, 1801 62nd Street, Gulf Hammock, and 87 acres form our Ft. Myers property, offset by the purchase of property at 1001 Old Philadelphia Road.

At December 31, 2021, the Company was invested in two corporate bonds valued at $4,266,000 with maturities in January 2022 and U.S. Treasury notes valued at $24,926,000 maturing in late 2023. The unrealized loss on these investments of $42,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded no realized gains or losses on bonds that matured or were sold in 2021.

Financing Activities – Net cash required by financing activities was $1,231,000 versus $21,838,000 in the same period last year primarily due the refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured and $21.0 million lower repurchases of company stock.

Net cash required by financing activities in 2020 $21,838,000 versus $9,144,000 in 2019 primarily due to the increased purchase of company stock in 2020.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of December 31, 2021, these covenants would have limited our ability to pay dividends to a maximum of $246 million combined.

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

Cash Requirements – The Company expended capital of $29,431,000 during 2021 for real estate development including investments in joint ventures. These capital expenditures were funded from cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities. The Company expects to make capital and investments in joint ventures of $54.7 million in 2022 to be funded from cash on hand and cash generated from operations.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, FRP presents a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measure included in this Annual Report on Form 10-K is net operating income (NOI). FRP uses this non-GAAP financial measure to analyze its operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures.

Net Operating Income Reconciliation
Twelve months ended 12/31/21 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	(187)	(4,454)	37,472	6,587	676	40,094
Income Tax Allocation	(70)	(1,651)	9,490	2,443	69	10,281
Income (loss) before income taxes	(257)	(6,105)	46,962	9,030	745	50,375

Less:
Gain on remeasurement of real estate investment	—	—	51,139	—	—	51,139
Gain on investment land sold	—	—	—	831	—	831
Unrealized rents	116	—	100	219	—	435
Interest income	—	3,427	—	—	788	4,215
Plus:
Loss on sale of land	26	—	—	—	—	26
Equity in loss of Joint Venture	—	5,427	286	41	—	5,754
Interest Expense	—	—	2,261	—	43	2,304
Depreciation/Amortization	578	208	11,752	199	—	12,737
Management Co. Indirect	841	1,489	441	397	—	3,168
Allocated Corporate Expenses	843	1,557	353	318	—	3,071

Net Operating Income (loss)	1,915	(851)	10,816	8,935	—	20,815

Net Operating Income Reconciliation
Twelve months ended 12/31/20 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Income (loss) from continuing operations	2,944	(3,725)	413	9,508	2,582	11,722
Income Tax Allocation	743	(939)	354	2,398	651	3,207
Income (loss) from continuing operations before income taxes	3,687	(4,664)	767	11,906	3,233	14,929

Less:
Equity in profit of Joint Ventures	—	—	339	—	—	339
Gains on sale of buildings	3,689	1,877	—	3,604	—	9,170
Unrealized rents	153	—	—	235	—	388
Interest income	—	4,133	—	—	3,282	7,415
Plus:
Unrealized rents	—	—	15	—	—	15
Equity in loss of Joint Venture	—	5,990	—	39	—	6,029
Interest Expense	—	—	1,051	—	49	1,100
Depreciation/Amortization	652	214	4,744	218	—	5,828
Management Co. Indirect	634	1,820	208	289	—	2,951
Allocated Corporate Expenses	909	2,108	206	288	—	3,511

Net Operating Income (loss)	2,040	(542)	6,652	8,901	—	17,051

OFF-BALANCE SHEET ARRANGEMENTS

The Company has outstanding letters of credit described above under “Liquidity and Capital Resources.” The Company has guaranteed debt as described above under Note 12 Contingent Liabilities. The Company unconsolidated Joint Ventures have debt as scheduled under “Investments in Joint Ventures”. The Company does not have any other off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future material effect on its financial condition.

CRITICAL ACCOUNTING POLICIES

Management of the Company considers the following accounting policies critical to the reported operations of the Company:

Accounts Receivable and Unrealized Rents Valuation. The Company is subject to customer credit risk that could affect the collection of outstanding accounts receivable and unrealized rents, that is rents recorded on a straight-lined basis. To mitigate these risks, the Company performs credit reviews on all new customers and periodic credit reviews on existing customers. A detailed analysis of late and slow pay customers is prepared monthly and reviewed by senior management. The overall collectibility of outstanding receivables and straight-lined rents is evaluated and allowances are recorded as appropriate. Significant changes in customer credit could require increased allowances and affect cash flows.

Net Real Estate Investments and Impairment of Assets. Net real estate investments are recorded at cost less accumulated depreciation and depletion. Provision for depreciation of Net real estate investments is computed using the straight-line method based on the following estimated useful lives:

Years
Buildings and improvements	3-39

Depletion of sand and stone deposits is computed on the basis of units of production in relation to estimated reserves.

The Company periodically reviews net real estate investments for potential impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. This review consists of comparing cap rates on recent cash flows and market value estimates to the carrying values of each asset group. If this review indicates the carrying value might exceed fair value then an estimate of future cash flows for the remaining useful life of each property is prepared considering anticipated vacancy, lease rates, and any future capital expenditures. Changes in estimates or assumptions could have an impact on the Company’s financials.

All direct and indirect costs, including interest and real estate taxes, associated with the development, construction, leasing or expansion of real estate investments are capitalized as a development cost of the property. Included in indirect costs is an estimate of internal costs associated with development and rental of real estate investments. Changes in estimates or assumptions could have an impact on the Company’s financials.

Accounting for Real Estate Investments. The Company accounts for its real estate investments which are not wholly owned using either the cost method, the equity method or by consolidation with related non-controlling interest. Consolidation is required if the Company controls an investment and is the primary beneficiary. Equity method is required when the Company has significant influence over the operating and financial policies of the investment but is not in control or not the primary beneficiary. Cost method applies when the Company does not have significant influence of the operating and financial policies. Significant judgment is required and regular review as the facts change.

Income Taxes. The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the related tax expense or benefit has already been recorded in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in the Consolidated Financial Statements compared with when they are recognized in the tax returns. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent recovery is not probable, a valuation allowance is established and included as an expense as part of our income tax provision. No valuation allowance was recorded at December 31, 2021, as all deferred tax assets are considered more likely than not to be realized. Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on the provision for income taxes. As part of the calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter, for which an established accrual was made, is audited and resolved.

INFLATION

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. Substantially all of the Company’s royalty agreements are based on a percentage of the sales price of the related mined items. Minimum royalties and substantially all lease agreements provide escalation provisions.

CONSOLIDATED STATEMENTS OF INCOME – Years ended December 31

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Lease revenue	$21,755	14,106	14,318
Mining Royalty and rents	9,465	9,477	9,438
Total Revenues	31,220	23,583	23,756

Cost of operations:
Depreciation, depletion and amortization	12,737	5,828	5,855
Operating expenses	6,219	3,333	4,134
Property taxes	3,751	2,826	2,941
Management company indirect	3,168	2,951	2,514
Corporate expenses (Note 3 Related Party)	3,071	3,511	2,556
Total cost of operations	28,946	18,449	18,000

Total operating profit	2,274	5,134	5,756

Net investment income, including realized gains of $0, $298, and $949, respectively	4,215	7,415	8,375
Interest expense	(2,304)	(1,100)	(1,054)
Equity in loss of joint ventures	(5,754)	(5,690)	(1,954)
Gain on remeasurement of investment in real estate partnership	51,139	—	—
Gain on sale of real estate	805	9,170	661

Income from continuing operations before income taxes	50,375	14,929	11,784
Provision for income taxes	10,281	3,207	2,962
Income from continuing operations	40,094	11,722	8,822

Income from discontinued operations, net of tax	—	—	6,856

Net income	40,094	11,722	15,678
Gain (loss) attributable to noncontrolling interest	11,879	(993)	(499)

Net income attributable to the Company	$28,215	12,715	16,177

Earnings per common share:
Income from continuing operations-
Basic	$4.29	1.22	0.89
Diluted	$4.27	1.22	0.89
Discontinued operations-
Basic	$—	—	0.69
Diluted	$—	—	0.69
Net Income-
Basic	$3.02	1.33	1.64
Diluted	$3.00	1.32	1.63

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,355	9,580	9,883
-diluted earnings per common share	9,397	9,609	9,926

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Years ended December 31

(In thousands)

	Years Ended December 31,
	2021	2020	2019

Net income	$40,094	11,722	15,678
Other comprehensive income (loss) net of tax:
Unrealized (loss) gain on investments, net of income tax effect of $(194), $(145) and $602	(524)	(391)	1,624
Minimum pension liability, net of income tax effect of $(15), $53 and $0	(38)	143	—
Comprehensive income	$39,532	11,474	17,302

Less comp. income attributable to noncontrolling interest	11,879	(993)	(499)

Comprehensive income attributable to the Company	$27,653	12,467	17,801

See accompanying notes.

CONSOLIDATED BALANCE SHEETS – As of December 31

(In thousands, except share data)

	December 31	December 31
Assets:	2021	2020
Real estate investments at cost:
Land	$123,397	91,744
Buildings and improvements	265,278	141,241
Projects under construction	8,668	4,879
Total investments in properties	397,343	237,864
Less accumulated depreciation and depletion	46,678	34,724
Net investments in properties	350,665	203,140

Real estate held for investment, at cost	9,722	9,151
Investments in joint ventures	145,443	167,071
Net real estate investments	505,830	379,362

Cash and cash equivalents	161,521	73,909
Cash held in escrow	752	196
Accounts receivable, net	793	923
Investments available for sale at fair value	4,317	75,609
Federal and state income taxes receivable	1,103	4,621
Unrealized rents	620	531
Deferred costs	2,726	707
Other assets	528	502
Total assets	$678,190	536,360

Liabilities:
Secured notes payable	$178,409	89,964
Accounts payable and accrued liabilities	6,137	3,635
Other liabilities	1,886	1,886
Deferred revenue	369	542
Deferred income taxes	64,047	56,106
Deferred compensation	1,302	1,242
Tenant security deposits	790	332
Total liabilities	252,940	153,707

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,411,028 and 9,363,717 shares issued and outstanding, respectively	941	936
Capital in excess of par value	57,617	56,279
Retained earnings	337,752	309,764
Accumulated other comprehensive income, net	113	675
Total shareholders’ equity	396,423	367,654
Noncontrolling interest MRP	28,827	14,999
Total equity	425,250	382,653
Total liabilities and equity	$678,190	536,360

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Years ended December 31

(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$40,094	11,722	15,678
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations, net	—	—	(6,856)
Depreciation, depletion and amortization	12,946	6,050	6,158
Deferred income taxes	7,941	5,995	22,130
Gain on remeasurement of invest in real estate partnership	(51,139)	—	—
Equity in loss of joint ventures	5,754	5,690	1,954
Gain on sale of equipment and property	(880)	(9,184)	(674)
Stock-based compensation	1,111	1,372	232
Realized (gain) loss on available for sale investments	—	(298)	(949)
Deferred debt issuance cost write-off	—	902	—
Net changes in operating assets and liabilities:
Accounts receivable	837	(377)	18
Deferred costs and other assets	(346)	27	(1,072)
Accounts payable and accrued liabilities	1,888	956	(350)
Income taxes payable and receivable	3,518	(5,125)	10,358
Other long-term liabilities	518	883	2,138
Net cash provided by operating activities of continuing operations	22,242	18,613	48,765
Net cash used in operating activities of discontinued operations	—	—	(1,742)
Net cash provided by operating activities	22,242	18,613	47,023

Cash flows from investing activities:
Investments in properties	(16,530)	(17,544)	(10,434)
Investments in joint ventures	(13,436)	(12,315)	(73,529)
Return of capital from investments in joint ventures	22,279	—	—
Purchases of investments available for sale	—	(24,584)	(86,261)
Proceeds from sales of investments available for sale	69,865	85,735	116,434
Cash at consolidation of real estate partnership	3,704	—	—
Cash held in escrow	(220)	(10)	16
Proceeds from sale of assets	939	19,245	8,422
Net cash provided by (used in) investment activities of continuing operations	66,601	50,527	(45,352)
Net cash provided by investing activities of discontinued operations	—	—	11,533
Net cash provided by (used in) investing activities	66,601	50,527	(33,819)

Cash flows from financing activities:
Proceeds from long-term debt	92,070	—	—
Repayment of long-term debt	(90,000)	—	—
Debt issue costs	(704)	—	—
Distribution to noncontrolling interest	(2,602)	(765)	(1,392)
Repurchase of company stock	(264)	(21,312)	(8,210)
Exercise of employee stock options	269	239	458
Net cash used in financing activities of continuing operations	(1,231)	(21,838)	(9,144)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(1,231)	(21,838)	(9,144)

Net increase in cash and cash equivalents	87,612	47,302	4,060
Cash and cash equivalents at beginning of year	73,909	26,607	22,547
Cash and cash equivalents at end of the year	$161,521	73,909	26,607
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of capitalized amounts	$2,150	960	914
Income taxes (refunded) paid	$(1,226)	2,244	(26,380)

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumu-
					lated
					Other
					Compre-	Total
			Capital in		hensive	Share	Non-
	Common Stock		Excess of	Retained	Income, net	Holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	of tax	Equity	Interest	Equity

Balance at January 1, 2019	9,969,174	$997	$58,004	$306,307	$(701)	$364,607	$18,648	$383,255

Exercise of stock options	15,034	2	456	—	—	458	—	458
Stock option grant compensation	—	—	112	—	—	112	—	112
Shares granted to Employee	1,012	—	50	—	—	50	—	50
Shares granted to Directors	1,460	—	70	—	—	70	—	70
Shares purchased and cancelled	(169,251)	(17)	(987)	(7,206)	—	(8,210)	—	(8,210)
Net income	—	—	—	16,177	—	16,177	(499)	15,678
Distributions to partners	—	—	—	—	—	—	(1,392)	(1,392)
Unrealized gain on investment, net	—	—	—	—	1,624	1,624	—	1,624

Balance at December 31, 2019	9,817,429	$982	$57,705	$315,278	$923	$374,888	$16,757	$391,645

Exercise of stock options	12,415	1	238	—	—	239	—	239
Stock option grant compensation	—	—	92	—	—	92	—	92
Restricted stock compensation	—	—	250	—	—	250	—	250
Shares granted to Employee	11,448	1	529	—	—	530	—	530
Shares granted to Directors	12,050	1	499	—	—	500	—	500
Restricted stock award	20,520	2	(2)	—	—	—	—	—
Shares purchased and cancelled	(510,145)	(51)	(3,032)	(18,229)	—	(21,312)	—	(21,312)
Net income	—	—	—	12,715	—	12,715	(993)	11,722
Distributions to partners	—	—	—	—	—	—	(765)	(765)
Minimum pension liability, net	—	—	—	—	143	143	—	143
Unrealized loss on investment, net	—	—	—	—	(391)	(391)	—	(391)

Balance at December 31, 2020	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653

Exercise of stock options	15,334	2	267	—	—	269	—	269
Stock option grant compensation	—	—	69	—	—	69	—	69
Restricted stock compensation	—	—	492	—	—	492	—	492
Shares granted to Employee	1,098	—	50	—	—	50	—	50
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Restricted stock award	27,778	3	(3)	—	—	—	—	—
Shares purchased and cancelled	(6,004)	(1)	(36)	(227)	—	(264)	—	(264)
Contributions from partners	—	—	—	—	—	—	4,551	4,551
Net income	—	—	—	28,215	—	28,215	11,879	40,094
Distributions to partners	—	—	—	—	—	—	(2,602)	(2,602)
Minimum pension liability, net	—	—	—	—	(38)	(38)	—	(38)
Unrealized loss on investment, net	—	—	—	—	(524)	(524)	—	(524)

Balance at December 31, 2021	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827	$425,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies.

ORGANIZATION - FRP Holdings, Inc. (the “Company”) is a holding company engaged in various real estate businesses. The segments of the Company include: (i) leasing and management of commercial properties owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office buildings either alone or through joint ventures (the “Development Segment”), (iv) ownership, leasing and management of buildings through joint ventures (the “Stabilized Joint Venture Segment”).

FRP Holdings, Inc. was incorporated on April 22, 2014 in connection with a corporate reorganization that preceded the Spin-off of Patriot Transportation Holding, Inc. The Company’s predecessor issuer was formed on July 20, 1998. The business of the Company is conducted through our wholly-owned subsidiaries FRP Development Corp., a Maryland corporation (“Development”) and Florida Rock Properties, Inc., a Florida corporation (“Properties”), and the various subsidiaries of each.

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

CONSOLIDATION - The consolidated financial statements include the accounts of the Company inclusive of our operating real estate subsidiaries, Development and Properties, and all wholly-owned or controlled entities. Our investments in real estate partnerships which are conducted through limited liability corporations (“LLC”) are also referred to as joint ventures. Investments in real estate joint ventures not controlled by the Company are accounted for under the equity or cost method of accounting as appropriate (See Note 2). All significant intercompany balances and transactions are eliminated in the consolidated financial statements.

Effective July 1, 2017 the Company consolidated the assets (at fair value), liabilities and operating results of our Riverfront Investment Partners I, LLC joint venture (“Dock 79”) which was previously accounted for under the equity method. Subsequent to the July 1, 2017 consolidation, the ownership of Dock 79 attributable to our partner MRP Realty is reflected on our consolidated balance sheet as a noncontrolling interest. In March 2021, Riverfront II, LLC reached stabilization which resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, effective March 31, 2021 the Company consolidated the assets (at fair value), liabilities and operating results of our Riverfront Investment Partners II, LLC joint venture (“The Maren”) which was previously accounted for under the equity method. Subsequent to the March 31, 2021 consolidation, the ownership of The Maren attributable to our partner MRP Realty is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The Maren is reflected in Equity in loss of joint ventures on the Consolidated Statements of Income for the periods up to March 31, 2021 but is reflected like Dock 79 for periods commencing April 1, 2021. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

CASH AND CASH EQUIVALENTS - The Company considers all Treasury bills available for sale regardless of maturity and other highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset.

INVESTMENTS AVAILABLE FOR SALE - The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income. The fair value of securities is determined using quoted market prices. At December 31, 2021, no investments were held for trading purposes or classified as held to maturity.

REVENUE AND EXPENSE RECOGNITION - Real estate rental revenue and mining royalties are generally recognized when earned under the leases and are considered collectable. Rental income from leases with scheduled increases or other incentives during their term is recognized on a straight-line basis over the term of the lease. Reimbursements of expenses, when provided in the lease, are recognized in the period that the expenses are incurred.

Sales of real estate are recognized when the collection of the sales price is reasonably assured and when the Company has fulfilled substantially all of its obligations, which are typically as of the closing date.

Accounts receivable are recorded net of discounts and provisions for estimated allowances. We estimate allowances on an ongoing basis by considering historical and current trends. We record estimated bad debts expense as a reduction of lease revenue. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost less accumulated depreciation and depletion. Provision for depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Years
Building and improvements	3-39

Depletion of sand and stone deposits is computed on the basis of units of production in relation to estimated reserves.

Reserve estimates are periodically adjusted based upon surveys.

The Company recorded depreciation and depletion expenses for fiscal year 2021, 2020 and 2019, of $8,806,000, $5,766,000 and $5,784,000, respectively.

All direct and indirect costs, including interest and real estate taxes, associated with the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. Included in indirect costs is an allocation of internal costs associated with development of real estate investments. The cost of routine repairs and maintenance to property and equipment is expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS – The Company reviews its long-lived assets, which include property and equipment and purchased intangible assets subject to amortization for potential impairment annually or whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. This review consists of comparing cap rates on recent cash flows and market value estimates to the carrying values of each asset group. If this review indicates the carrying value might exceed fair value then an estimate of future cash flows for the remaining useful life of each property is prepared considering anticipated vacancy, lease rates, and any future capital expenditures.

DEVELOPED PROPERTY RENTALS PURCHASE ACCOUNTING – Acquisitions of rental property, including any associated intangible assets, are measured at fair value at the date of acquisition. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the in-place leases is recorded as follows:

•	the fair value of leases in-place on the date of acquisition is based on absorption costs for the estimated lease-up period in which vacancy and foregone revenue are avoided due to the presence of the acquired leases;
•	the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between contractual rent amounts to be paid under the assumed lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases; and
•	the fair value of intangible tenant or customer relationships.

The Company’s determination of these fair values requires it to estimate market rents for each of the leases and make certain other assumptions. These estimates and assumptions affect the rental revenue, and depreciation and amortization expense recognized for these leases and associated intangible assets and liabilities.

INVESTMENTS IN JOINT VENTURES - The Company uses the equity method to account for its investments in Brooksville, BC FRP Realty, and Greenville/Woodfield, in which it has a voting interest of 50% or less and has significant influence but does not have control. The Company uses the cost method to account for its investment in DST Hickory Creek because it does not have significant influence over operating and financial policies. The Company uses the equity method to account for its investment in the Bryant Street Partnerships and 1800 Half Street, in which it has a voting interest in excess of 50% because all major decisions are shared equally. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations or valuation reports. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense).

INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred income taxes result from temporary differences between pre-tax income reported in the financial statements and taxable income. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the amounts rely upon the determination of the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law and expiration of statutes of limitations, effectively settled issues under audit, and audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. It is the Company's policy to recognize as additional income tax expense the items of interest paid and penalties directly related to income taxes.

STOCK BASED COMPENSATION – The Company accounts for compensation related to share based plans by recognizing the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement over the requisite employee service period using the straight-line attribution model. In addition, compensation expense must be recognized for the change in fair value of any awards modified, repurchased or cancelled after the grant date. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model and current year impact are discussed in Note 7.

DEFERRED COMPENSATION PLAN - The Company has a deferred compensation plan, the Management Security Plan (MSP) for our President. The accruals for future benefits are based upon actuarial assumptions.

EARNINGS PER COMMON SHARE - Basic earnings per common share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per common share are based on the weighted average number of common shares and potential dilution of securities that could share in earnings. The differences between basic and diluted shares used for the calculation are the effect of employee and director stock options and restricted stock.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United State requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain accounting policies and estimates are of more significance in the financial statement preparation process than others. The most critical accounting policies and estimates include the economic useful lives of our mining reserves, property and equipment, provisions for uncollectible accounts receivable and collectibility of unrealized rents, accounting for real estate investments, estimates of exposures related to our insurance claims plans and environmental liabilities, and estimates for taxes. To the extent that actual, final outcomes are different than these estimates, or that additional facts and circumstances result in a revision to these estimates, earnings during that accounting period will be affected.

ENVIRONMENTAL - Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded for the estimated amount of expected environmental assessments and/or remedial efforts. Estimation of such liabilities includes an assessment of engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.

COMPREHENSIVE INCOME – Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains, and losses that are not included in net income, but rather are recorded directly in shareholders’ equity.

RECENTLY ISSUED ACCOUNTING STANDARDS – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. The Company is not a significant lessee. Lessors will account for leases using an approach that is substantially equivalent to existing accounting standards. The Company's existing leases will continue to be classified as operating leases. Leases entered into after the effective date of the new standard may be classified as operating or sales-type leases, based on specific classification criteria. Operating leases will continue to have a similar pattern of recognition as under current GAAP. Sales-type lease accounting, however, will result in the recognition of selling profit at lease commencement, with interest income recognized over the life of the lease. The new standard also includes a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized. Only incremental costs of a lease that would not have been incurred if the lease had not been obtained may be deferred as initial direct costs. The new standard also requires lessors to exclude from variable payments certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Lease Revenue. Additionally, the new standard requires lessors to allocate the consideration in a contract between the lease component (right to use an underlying asset) and non-lease component (transfer of a good or service that is not a lease). However, lessors are provided with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components of a contract as a single lease component if certain criteria are met. The terms of the Company's leases generally provide that the Company is entitled to receive reimbursements from tenants for operating expenses such as real estate taxes, insurance and common area maintenance, in addition to the base rental payments for use of the underlying asset. Under the new standard, common area maintenance is considered a non-lease component of a lease contract, which would be accounted for under Topic 606. However, the Company will apply the practical expedient to account for its lease and non-lease components as a single, combined operating lease component. While the timing of recognition should remain the same, the Company is no longer presenting reimbursement revenue from tenants separately in our Consolidated Statements of Income beginning January 1, 2019. The new standard along with the adoption of ASU No. 2018-11, Leases - Targeted Improvements which the FASB issued in July 2018, was adopted effective January 1, 2019 and we have elected to use January 1, 2019 as our date of initial application. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. The adoption of this guidance did not have a material impact on our financial statements.

2.	Investments in Joint Ventures.

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

On October 8, 2021 the Company entered into a loan agreement with a Baltimore developer to be the principal capital source of a residential development venture in Harford County, Maryland known as “Aberdeen Station.” We have committed up to $31.1 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale. This project will hold 344 single-family homes and town homes.

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2021
Brooksville Quarry, LLC	50.00%	$7,488	14,301	(82)	(41)
BC FRP Realty, LLC	50.00%	5,530	22,470	(230)	(115)
Riverfront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,558	204,082	(6,084)	(4,954)
Aberdeen Station Loan		514	514	—	—
DST Hickory Creek	26.65%	6,000	46,048	(481)	343
Amber Ridge Loan		11,466	11,466	—	—
1800 Half St. Owner, LLC	61.37%	38,693	93,932	12	20
61

Greenville/Woodfield Partnerships	40.00%	16,194	87,731	(948)	(379)
Total		$145,443	480,544	(8,573)	(5,754)

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2020
Brooksville Quarry, LLC	50.00%	$7,499	14,347	(78)	(39)
BC FRP Realty, LLC	50.00%	5,184	22,747	(411)	(207)
Riverfront Holdings II, LLC	80.00%	23,533	108,538	(4,573)	(3,907)
Bryant Street Partnerships	61.36%	60,159	173,814	(836)	(2,130)
Hyde Park		591	591	—	—
DST Hickory Creek	26.65%	6,000	47,761	(367)	339
Amber Ridge Loan		10,026	10,026	—	—
1800 Half St. Owner, LLC	61.37%	37,875	54,275	158	164
Greenville/Woodfield Partnerships	40.00%	16,204	46,457	182	90
Total		$167,071	478,556	(5,925)	(5,690)

(1):	Riverfront Holdings II, LLC was consolidated on March 31, 2021. Bryant Street Partnerships includes $747,000 in 2021 and $1,146,000 in 2020 for the Company’s share of preferred interest and $471,000 in 2021 and $471,000 in 2020 for amortization of guarantee liability related to the Bryant Street loan.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2021 are summarized in the following two tables (in thousands):

	As of December 31, 2021					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	199,730	43,840	93,504	87,421	$424,495
Cash and cash equivalents	0	1,123	827	428	279	2,657
Unrealized rents & receivables	0	2,925	1,044	0	5	3,974
Deferred costs	0	304	337	0	26	667
Total Assets	$0	204,082	46,048	93,932	87,731	$431,793

Secured notes payable	$0	119,201	29,337	18,404	44,309	$211,251
Other liabilities	0	9,066	115	14,470	4,462	28,113
Capital - FRP	0	57,555	4,423	37,478	15,584	115,040
Capital – Third Parties	0	18,260	12,173	23,580	23,376	77,389
Total Liabilities and Capital	$0	204,082	46,048	93,932	87,731	$431,793

	As of December 31, 2021
	Brooksville	BC FRP	Aberdeen	Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Loan	Loan	Mixed Use	Total

Investments in real estate, net	$14,281	21,561	514	11,466	424,495	$472,317
Cash and cash equivalents	18	312	0	0	2,657	2,987
Unrealized rents & receivables	0	368	0	0	3,974	4,342
Deferred costs	2	229	0	0	667	898
Total Assets	$14,301	22,470	514	11,466	431,793	$480,544

Secured notes payable	$0	11,384	0	0	211,251	$222,635
Other liabilities	0	140	0	0	28,113	28,253
Capital - FRP	7,488	5,473	514	11,466	115,040	139,981
Capital - Third Parties	6,813	5,473	0	0	77,389	89,675
Total Liabilities and Capital	$14,301	22,470	514	11,466	431,793	$480,544

The Company’s capital recorded by the unconsolidated Joint Ventures is $5,461,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2020 are summarized in the following two tables (in thousands):

	As of December 31, 2020					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$105,737	173,560	45,379	37,452	42,668	$404,796
Cash and cash equivalents	2,626	111	1,202	14,011	3,554	21,504
Unrealized rents & receivables	13	58	775	2	0	848
Deferred costs	162	85	405	2,810	235	3,697
Total Assets	$108,538	173,814	47,761	54,275	46,457	$430,845

Secured notes payable	$64,982	72,471	29,291	0	1,776	$168,520
Other liabilities	4,189	22,952	107	1,953	4,774	33,975
Capital - FRP	34,667	58,559	4,894	37,466	15,963	151,549
Capital - Third Parties	4,700	19,832	13,469	14,856	23,944	76,801
Total Liabilities and Capital	$108,538	173,814	47,761	54,275	46,457	$430,845

	As of December 31, 2020
	Brooksville	BC FRP		Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Hyde Park	Loan	Mixed Use	Total

Investments in real estate, net	$14,287	22,067	591	10,026	404,796	$451,767
Cash and cash equivalents	55	90	0	0	21,504	21,649
Unrealized rents & receivables	0	254	0	0	848	1,102
Deferred costs	5	336	0	0	3,697	4,038
Total Assets	$14,347	22,747	591	10,026	430,845	$478,556

Secured notes payable	$0	12,370	0	0	168,520	$180,890
Other liabilities	28	123	0	0	33,975	34,126
Capital - FRP	7,499	5,127	591	10,026	151,549	174,792
Capital - Third Parties	6,820	5,127	0	0	76,801	88,748
Total Liabilities and Capital	$14,347	22,747	591	10,026	430,845	$478,556

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(8,942,000) and $(8,278,000) as of December 31, 2021 and December 31, 2020, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street
	Partnerships	Partnerships
	Total JV	Company Share
	Year ended	Year ended
	December 31,	December 31,
	2021	2021
Revenues:
Rental Revenue	$2,376	$1,458
Revenue – other	318	195
Total Revenues	2,694	1,653

Cost of operations:
Depreciation and amortization	2,842	1,744
Operating expenses	3,163	1,941
Property taxes	398	244
Total cost of operations	6,403	3,929

Total operating profit (loss)	(3,709)	(2,276)
Interest expense	(2,375)	(2,678)

Net loss before tax	(6,084)	(4,954)

3.	Related Party Transactions.

The Company is a party to an Administrative Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Administrative Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain employees and executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2022.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $1,025,000 and $1,305,000 for 2021 and 2020, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

4.	Debt.

Debt is summarized as follows (in thousands):

	December 31,	December 31,
	2021	2020
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	90,000
Unamortized debt issuance costs	(1,661)	(36)
Credit agreement	—	—
	$178,409	89,964

The aggregate amount of principal payments, excluding the revolving credit, due subsequent to December 31, 2021 is: 2022 - $0; 2023 - $0; 2024 - $0; 2025 - $0; 2026 and subsequent years - $180,070,000.

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit

Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of December 31, 2021, there was no debt outstanding on this revolver, $506,000 outstanding under letters of credit and $19,494,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 1.10425% on December 31, 2021. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of December 31, 2021, these covenants would have limited our ability to pay dividends to a maximum of $246 million combined.

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

Debt cost amortization of $150,000 was recorded in 2021. During 2021 and 2020, the Company capitalized interest costs of $3,783,000 and $3,762,000, respectively.

The Company was in compliance with all debt covenants as of December 31, 2021.

5.	Leases.

The Company is a lessor of residential apartment homes, retail portions of mixed-use communities, commercial properties, and open pit aggregates quarries.

Residential

The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. In 2021, due to the DC legislation in place freezing rent increases as a part of a covid relief plan, FRP was unable to increase rental rates for renewals. This legislation was lifted in February 2022.

Retail

The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another 5 years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis.

Commercial & Office

The Company’s industrial warehouses typically lease for terms ranging from 3 – 10 years often with 1 or 2 renewal options. All base rent revenue is recognized on a straight-lined basis. All of the commercial warehouse leases are triple net and common area maintenance costs (CAM Revenue) are billed monthly, and insurance and real estate taxes are billed annually. 34 Loveton is the only office product wherein all leases are full service therefore there is no CAM revenue. Office leases are also recognized on a straight-lined basis.

Mining

The Company leases land under long-term leases that grant the lessee the right to mine and sell reserves from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms.

At December 31, 2021, the total Carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property	$35,076
Commercial property	76,580
Residential/mixed use property	293,821
405,477
Less accumulated depreciation and depletion	46,270
$359,207

The minimum future straight-lined rentals due the Company on noncancelable leases as of December 31, 2021 are as follows: 2022 - $15,610,000; 2023 - $5,115,000; 2024 - $4,924,000; 2025 - $4,561,000; 2026 - $3,606,000; 2027 and subsequent years $16,691,000.

6.	Earnings per Share.

The following details the computations of the Basic and Diluted Earnings Per Common Share (in thousands, except per share amounts):

	Years Ended December 31
	2021	2020	2019
Common shares:

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,355	9,580	9,883

Common shares issuable under share based payments plans which are potentially dilutive	42	29	43

Common shares used for diluted earnings per common share	9,397	9,609	9,926

Income from continuing operations	$40,094	11,722	8,822
Discontinued operations	$—	—	6,856
Net income attributable to the Company	$28,215	12,715	16,177

Basic earnings per common share:
Income from continuing operations	$4.29	1.22	0.89
Discontinued operations	$—	—	0.69
Net income attributable to the Company	$3.02	1.33	1.64

Diluted earnings per common share:
Income from continuing operations	$4.27	1.22	0.89
Discontinued operations	$—	—	0.69
Net income attributable to the Company	$3.00	1.32	1.63

For 2021 and 2020, 6,680 and 53,545 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During 2021 the Company repurchased 6,004 shares at an average cost of $43.95. During 2020 the Company repurchased 510,145 shares at an average cost of $41.78. During 2019 the Company repurchased 169,251 shares at an average cost of $48.51.

7.	Stock-Based Compensation Plans.

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

In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 403,499 at December 31, 2021. In March 2021 and March 2020, 1,098 and 11,448 shares of stock, respectively, were granted to employees rather than stock options as in prior years.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock option grants	$69	92	112
Restricted stock awards	492	250	—
Employee stock grant	50	530	—
Unrestricted employee stock award	—	—	50
Annual director stock award	500	500	70
	$1,111	1,372	232

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at January 1, 2019	147,538	$33.48	6.7	$1,782
Exercised	(15,034)	$30.42		$(151)
Outstanding at December 31, 2019	132,504	$33.82	5.8	$1,631
Exercised	(12,415)	$19.23		$(100)
Outstanding at December 31, 2020	120,089	$35.33	5.3	$1,531
Exercised	(15,334)	$17.54		$(115)
Outstanding at December 31, 2021	104,755	$37.93	4.8	$1,416

Exercisable at December 31, 2021	96,586	$37.26	4.7	$1,281

Vested during twelve months ended December 31, 2021	4,179			$69

The following table summarizes information concerning stock options outstanding at December 31, 2021:

	Shares	Weighted	Weighted
Range of Exercise	under	Average	Average
Prices per Share	Option	Exercise Price	Remaining Life

Non-exercisable:
$44.31 - $45.97	8,169	$45.94	6.9	Years

Exercisable:
$19.68 - $29.52	20,080	22.66	1.7
$29.53 - $44.30	31,130	35.11	4.0
$44.31 - $45.97	45,376	45.19	6.4
	96,586	$37.26	4.7	Years
Total	104,755	$37.93	4.8	Years

The aggregate intrinsic value of exercisable in-the-money options was $1,984,000 and the aggregate intrinsic value of outstanding in-the-money options was $2,081,000 based on the market closing price of $57.80 on December 31, 2021 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of December 31, 2021 was $129,000, which is expected to be recognized over a weighted-average period of 1.9 years.

Gains of $602,000 were realized by option holders during the year ended December 31, 2021.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2020	0	$0		$0
Performance-based awards granted	20,520	46.30		950
Non-vested at December 31, 2020	20,520	$46.30	3.4	$950
Time-based awards granted	8,896	45.55		405
Performance-based awards granted	18,882	45.55		860
Vested	(2,224)	45.55		(101)
Non-vested at December 31, 2021	46,074	$45.88	3.1	$2,114

Total unrecognized compensation cost of restricted stock granted but not yet vested as of December 31, 2021 was $1,259,000 which is expected to be recognized over a weighted-average period of 3.4 years.

8.	Income Taxes.

The Provision for income tax expense included in the financial statements (in thousands):

	Years Ended December 31,
	2021	2020	2019
Included in Net income:
Continuing operations	$10,281	3,207	2,962
Discontinued operations	—	—	2,542
	10,281	3,207	5,504
Comprehensive income	(209)	(92)	602

Total tax expense	$10,072	3,115	6,106

The Provision for income taxes (income tax benefit) consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$305	(2,667)	(8,225)
State	1,826	(213)	(7,799)
	2,131	(2,880)	(16,024)
Deferred	7,941	5,995	22,130

Total	$10,072	3,115	6,106

The deferred taxes in 2020 are primarily related to the bonus depreciation on property placed in service. Taxes in 2020 were favorably impacted by $1,100,000 due to a carryback of our 2020 tax net operating loss to fiscal 2016 when the federal tax rate was 35%. Current income tax expense in 2019 includes a $13,797,000 provision to return adjustment related to the deferral of current federal and state taxes due in connection with $50 million additional Opportunity Zone investment funds invested in June of 2019 but applied to the 2018 returns. In addition, 2019 includes an additional deferral reduction of $4,213,000 of current state taxes related to the $55 million Opportunity Zone investment in December of 2018 which were deferred rather than our prior 2018 tax position that the state taxes would not conform to the federal treatment. The aggregate of the provision to return adjustments in 2019 of $18 million offset current tax provision of $2 million absent these adjustments for a net current tax benefit of $16 million.

As of December 31, 2021 the company has deferred taxes of approximately $31 million associated with $112 million of gains on sales reinvested through Opportunity Zone investments. These taxes are deferred until the earlier of the sale of the related investments or December 31, 2026 and 10% of gains are excluded from tax once the investments are held five years plus an additional 5% is excluded at seven years.

A Reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

	Year Ended December 31
	2021	2020	2019
Amount computed at statutory
Federal rate	$7,941	3,226	5,006
State income taxes (net of Federal income tax benefit)	2,634	1,048	1,623
Carryback of net operating loss	—	(1,100)	—
Other, net	(503)	(59)	(523)
Provision for income taxes	$10,072	3,115	6,106

In this reconciliation, the category “Other, net” consists of permanent tax differences related to non-deductible expenses, special tax rates and tax credits, interest paid and penalties, and adjustments to prior year estimates.

The types of temporary differences and their related tax effects that give rise to Deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2021	2020	2019
Deferred tax liabilities:
Property and equipment	$38,143	56,314	49,932
Investment in opportunity zone	30,846	—	—
Depletion	704	708	718

Unrealized rents	58	27	27
Prepaid expenses	36	50	76
Gross deferred tax liabilities	69,787	57,099	50,753
Deferred tax assets:
Federal tax loss carryforwards	3,235	—	—
State tax loss carryforwards	1,388	—	—
Employee benefits and other	1,117	993	642
Gross deferred tax assets	5,740	993	642
Net deferred tax liability	$64,047	56,106	50,111

	Years Ended
Other Items - All Gross	12/31/2021	12/31/2020
State NOL Carryovers	23,111,156	3,863,571
Federal NOL Carryovers	15,406,397	—

The Company has no unrecognized tax benefits.

FRP tax returns in the U.S. and various states that include the Company are subject to audit by taxing authorities. As of December 31, 2021, the earliest tax year that remains open for audit is 2016. Our effective income tax expense may vary, possibly materially, due to projected effective state tax rates.

9.	Employee Benefits.

The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code under which an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company may make an annual discretionary contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company’s cost was $49,000 in 2021 and $43,000 in 2020.

The Company has a deferred compensation plan, the Management Security Plan (MSP) for our President. The accruals for future benefits are based upon actuarial assumptions. Life insurance on his life has been purchased to partially fund this benefit and the Company is the owner and beneficiary of that policy. The expense for 2021 and 2020, was $8,000 and $2,000, respectively. The accrued benefit under this plan as of December 31, 2021 and December 31, 2020 was $1,302,000 and $1,252,000, respectively.

10.	Business Segments.

The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Development and Stabilized Joint Venture, as described below.

The Asset Management segment owns, leases and manages commercial properties. The flex/office warehouses in the Asset Management Segment were sold and reclassified to discontinued operations leaving only two commercial properties and one recent industrial acquisition, Cranberry Run Business Park, which we purchased in 2019. In July 2020 we sold our property located at 1801 62nd Street in Hollander Business Park, which had joined Asset Management April 1, 2019. During the fourth quarter of 2021 we completed construction on two buildings in our Hollander Business Park.

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

The Stabilized Joint Venture segment includes joint ventures which own, lease and manage buildings that have met our initial lease up criteria. Two of our joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) and Riverfront Investment Partners II, LLC (“The Maren”) are consolidated. The Maren was consolidated effective March 31, 2021 and prior periods are still reflected under the equity method. The ownership of Dock 79 and The Maren (commencing March, 2021) attributable to our partner MidAtlantic Realty Partners, LLC (MRP) is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The Maren is reflected in Equity in loss of joint ventures on the Consolidated Statements of Income for the periods up to March 31, 2021 but is reflected like Dock 79 for periods commencing April 1, 2021. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues:
Asset management	$2,575	2,747	2,190
Mining royalty lands	9,465	9,477	9,438
Development	1,563	1,152	1,164
Stabilized Joint Venture	17,617	10,207	10,964
	$31,220	23,583	23,756
Operating profit:
Before corporate expenses:
Asset management	$612	907	196
Mining royalty lands	8,558	8,629	8,690
Development	(2,548)	(2,576)	(2,817)
Stabilized Joint Venture	(1,277)	1,685	2,243
Operating profit before corporate expenses	5,345	8,645	8,312
Corporate expenses:
Allocated to asset management	(843)	(909)	(646)
Allocated to mining royalty lands	(318)	(288)	(169)

Allocated to Development	(1,557)	(2,108)	(1,581)
Allocated to Stabilized Joint Venture	(353)	(206)	(160)
	(3,071)	(3,511)	(2,556)
	$2,274	5,134	5,756

Interest expense	$2,304	1,100	1,054

Depreciation, depletion and amortization:
Asset management	$578	652	708
Mining royalty lands	199	218	177
Development	208	214	214
Stabilized Joint Venture	11,752	4,744	4,756
	$12,737	5,828	5,855
Capital expenditures:
Asset management	$852	924	9,487
Mining royalty lands	522	—	—
Development	14,242	16,547	631
Stabilized Joint Venture	914	73	316
	$16,530	17,544	10,434

Identifiable net assets at end of period:
Asset management	$23,897	11,172	18,468
Mining royalty lands	37,627	37,387	38,409
Development	176,386	196,212	179,357
Stabilized Joint Venture	266,429	130,472	133,956
Investments available for sale at fair value	4,317	75,609	137,867
Cash items	162,273	74,105	26,793
Unallocated corporate assets	7,261	11,403	3,298
	$678,190	536,360	538,148

11.	Fair Value Measurements.

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

At December 31, 2021, the Company was invested in two corporate bonds valued at $4,266,000 with maturities in January 2022 and U.S. Treasury notes valued at $24,926,000 maturing in late 2023. The unrealized loss on these investments of $42,000 was recorded as part of comprehensive income and was based on the estimated market value by National Financial Services, LLC (“NFS”) obtained from sources that may include pricing vendors, broker/dealers who clear through NFS and/or other sources (Level 2). The Company recorded no realized gains or losses on bonds that matured or were sold in 2021. The amortized cost of the investments in corporate bonds approximates fair value as of December 31, 2021.

At December 31, 2021 and 2020, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2021, the carrying amount and fair value of such other long-term debt was $180,070,000 and $174,111,000, respectively. At December 31, 2020, the carrying amount and fair value of such other long-term debt was $90,000,000 and $96,187,000, respectively.

12.	Contingent Liabilities.

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

As of December 31, 2021, there was $506,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

The Company and MRP guaranteed $26 million of the construction loan on the Bryant Street Partnerships in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee the Company will have a gain for $1.9 million when the loan is paid in full. Borrower may prepay a portion of the unpaid principal to satisfy such tests.

13.	Commitments.

The Company, at December 31, 2021, had entered into various contracts to develop and maintain real estate with remaining commitments totaling $6,074,000.

14.	Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 23% of the Company’s consolidated revenues during 2021 and $278,000 of accounts receivable at December 31, 2021. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

15.	Unusual or Infrequent Items Impacting Quarterly Results.

On March 31, 2021, the Company consolidated the assets (at fair value), liabilities and operating results of The Maren real estate partnership. The consolidation resulted in a gain on remeasurement of investment in real estate partnership of

$51,139,000 of which $13,965,000 was attributed to noncontrolling interest.

Provision for income taxes in the fourth quarter of 2020 was favorably impacted by $1,100,000 due to a carryback of our 2020 tax net operating loss to fiscal 2016 when the federal tax rate was 35%.

16.	Intangible Assets.

The Company has allocated the purchase price of property acquisitions based upon the fair value of the assets acquired, consisting of land, buildings and intangible assets, including in-place leases and below market leases. These deferred leasing intangible assets are recorded within Deferred Costs and Deferred lease intangible, net in the consolidated balance sheets. The value of the in-place lease intangibles will be amortized to amortization expense over the remaining lease terms. The fair value assigned pertaining to the above market in-place leases values are amortized as a reduction to rental revenue, and the below market in-place lease values are amortized as an increase to rental revenue over the remaining non-cancelable terms of the respective leases.

The Company reviews intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets.

The Company had the following Acquired Lease Intangibles (in thousands):

	Years Ended December 31,
	2021	2020
In-place leases	$9,660	$4,910
Accumulated amortization	$(8,798)	$(4,852)
Acquired intangible assets, net	$862	$58

Amortization expense for in-place leases was $3,946,000 and $46,000 for 2021 and 2020, respectively, and is included in the Depreciation, depletion and amortization line in the Consolidated Statements of Operations.

The Estimated Aggregate Amortization from acquired lease intangibles for the next five years are as follows (in thousands):

Amortization
Year Ending	of in-place
December 31,	lease intangibles
2022	$559
2023	29
2024	29
2025	29
2026	29

17.	Discontinued Operations.

On May 21, 2018, the Company completed the disposition of 40 industrial warehouse properties and three additional land parcels to an affiliate of Blackstone Real Estate Partners VIII, L.P. for $347.2 million. One warehouse property valued at $11.7 million was excluded from the sale due to the tenant exercising its right of first refusal to purchase the property. On June 28, 2019, the Company completed the sale of the excluded property to the same buyer for $11.7 million. These properties comprised substantially all the assets of our Asset Management segment and have been reclassified as discontinued operations for all periods presented. The Results of operations associated with discontinued operations for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31,
2019

Lease Revenues	$460

Cost of operations:
Depreciation, depletion and amortization	17
Operating expenses	248
Property taxes	41
Management company indirect	—
Corporate expenses	—
Total cost of operations	306

Total operating profit	154

Interest expense	—
Gain on sale of buildings	9,244

Income before income taxes	9,398
Provision for (benefit from) income taxes	2,542

Income from discontinued operations	$6,856

Report of Management

Management's Responsibility for the Financial Statements

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Management of the Company is responsible for establishing and maintaining a system of internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control system is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all officers and employees of our Company and subsidiaries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The Company's independent auditors, Hancock Askew& Co., LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors, subject to ratification by our Company's shareholders. Hancock Askew & Co., LLP has audited and reported on the consolidated financial statements of FRP Holdings, Inc. The report of the independent auditors is contained in this annual report.

Audit Committee's Responsibility

The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the Nasdaq Stock Market listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2021 Proxy Statement.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors FRP Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FRP Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Investment Accounting Assessment

Description of Matter

At December 31, 2021 the Company’s investments in real estate were $506 million including unconsolidated real estate ventures of $145 million. As explained in Note 1 to the consolidated financial statements, the Company enters into real estate investments and performs an assessment as to which method of accounting is appropriate, whether the proper accounting is to determine whether to use the cost or equity method to account for an investment or whether to consolidate such investment. Note 2 to the consolidated financial statements provides a detail of unconsolidated real estate investments.

Application and auditing of the accounting treatment of the Company’s real estate investments, including the process of evaluating the use of the cost or equity method of accounting or the evaluation of criteria for consolidation based on the variable interest entity (VIE) model or a voting interest entity (VOE) model, is complex and requires significant judgment. This evaluation and analysis include the determination of which party, if any, has power to direct the activities most significant to the economic performance of each real estate venture and whether the venture has sufficient equity to finance its activities without additional subordinated support. Factors considered by management in determining whether the Company has the power to direct the activities include voting rights, involvement in day-to-day capital allocation and operating decisions and the extent of the Company’s involvement in the entity.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s qualitative analysis that determines whether the Company has control over the venture, through influence, voting interest or through the presence of a variable interest in a real estate venture that would require consolidation.

For all investments in real estate ventures, our procedures include reading the operating agreements and other relevant documents and evaluating the structure and terms of the agreements and reviewing management’s evaluation of control over the entity and the applicability of the variable interest model as compared to the voting interest model. We evaluate management’s determination of whether the investee has sufficient equity to finance its activities without additional subordinated financial support and whether the equity holders lack the characteristics of a controlling financial interest. We consider management’s determination on whether the Company is the primary beneficiary or has a controlling financial interest that should be considered. We take into consideration evidence obtained in other areas of the audit, such as review of board minutes and status of the projects development to determine if any reconsideration of the findings is necessary.

Hancock Askew & Co., LLP

We have served as the Company’s auditor since 2006.

Jacksonville, Florida

March 30, 2022

DIRECTORS AND OFFICERS

Directors

John D. Baker II (1)

Chief Executive Officer of the Company

Charles E. Commander III (2)(3)

Retired Partner

Foley & Lardner

H. W. Shad III (2)(4)

Retired Owner, Bozard Ford Company

Martin E. Stein, Jr. (3)(4)

Executive Chairman of Regency Centers Corporation

William H. Walton (2)(3)(4)

Co-Founder and Managing Member of Rockpoint Group, LLC

Margaret Wetherbee

Attorney

_______________

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

(4) Member of the Nominating Committee

Officers

John D. Baker II

Chief Executive Officer

David H. deVilliers, Jr.

President & Chief Operating Officer

David H. deVilliers III

Executive Vice President

John D. Baker III

Chief Financial Officer & Treasurer

John D. Milton, Jr.

Executive Vice President, Secretary & General Counsel

John D. Klopfenstein

Controller and Chief Accounting Officer

FRP Holdings, Inc.

200 West Forsyth Street, 7th Floor

Jacksonville, Florida, 32202

Telephone: (904) 396-5733

Annual Meeting

Shareholders are cordially invited to attend the 2022 annual meeting of shareholders on Wednesday, May 11, 2022 at 11:00 a.m., Eastern Daylight Time, at The River Club, Ortega Room, on the 34th floor of the Wells Fargo Building located at One Independent Drive, Jacksonville, Florida 32202.

Transfer Agent

American Stock Transfer & Trust Company

59 Maiden Lane

Plaza Level

New York, NY 10038

Telephone: 1-800-937-5449

General Counsel

Nelson Mullins Riley & Scarborough LLP

Jacksonville, Florida

Independent Registered Public Accounting Firm

Hancock Askew & Co., LLP

Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market

(Symbol: FRPH)

Form 10-K

Shareholders may receive, without charge, a copy of FRP Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission by writing to the Treasurer at 200 West Forsyth Street, 7th Floor, Jacksonville, Florida 32202. The most recent certifications by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K.

Company Website

The Company’s website may be accessed at www.frpdev.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.