Form 10-Q
period 2022-03-31
FRP HOLDINGS, INC.
filed 2022-05-16
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2022
Common Stock, $.10 par value per share	9,431,994 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2022

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31, 2022	December 31, 2021
Assets:
Real estate investments at cost:
Land	$123,400	123,397
Buildings and improvements	266,642	265,278
Projects under construction	10,821	8,668
Total investments in properties	400,863	397,343
Less accumulated depreciation and depletion	49,240	46,678
Net investments in properties	351,623	350,665

Real estate held for investment, at cost	9,829	9,722
Investments in joint ventures	143,005	145,443
Net real estate investments	504,457	505,830

Cash and cash equivalents	164,523	161,521
Cash held in escrow	548	752
Accounts receivable, net	1,105	793
Investments available for sale at fair value	—	4,317
Federal and state income taxes receivable	767	1,103
Unrealized rents	720	620
Deferred costs	2,212	2,726
Other assets	535	528
Total assets	$674,867	678,190

Liabilities:
Secured notes payable	$178,446	178,409
Accounts payable and accrued liabilities	3,810	6,137
Other liabilities	1,886	1,886
Deferred revenue	324	369
Deferred income taxes	64,047	64,047
Deferred compensation	1,305	1,302
Tenant security deposits	819	790
Total liabilities	250,637	252,940

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,431,994 and 9,411,028 shares issued and outstanding, respectively	943	941
Capital in excess of par value	57,812	57,617
Retained earnings	338,424	337,752
Accumulated other comprehensive income (loss), net	(737)	113
Total shareholders’ equity	396,442	396,423
Noncontrolling interest MRP	27,788	28,827
Total equity	424,230	425,250
Total liabilities and equity	$674,867	678,190

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Revenues:
Lease revenue	$6,282	3,538
Mining lands lease revenue	2,425	2,315
Total revenues	8,707	5,853

Cost of operations:
Depreciation, depletion and amortization	2,898	1,443
Operating expenses	1,808	841
Property taxes	1,028	778
Management company indirect	774	570
Corporate expenses	835	779
Total cost of operations	7,343	4,411

Total operating profit	1,364	1,442

Net investment income	898	1,375
Interest expense	(738)	(925)
Equity in loss of joint ventures	(1,604)	(1,635)
Gain on remeasurement of investment in real estate partnership	—	51,139
Gain on sale of real estate	733	—

Income before income taxes	653	51,396
Provision for income taxes	249	10,521

Net income	404	40,875
Gain (loss) attributable to noncontrolling interest	(268)	12,502
Net income attributable to the Company	$672	28,373

Earnings per common share:
Net income attributable to the Company-
Basic	$0.07	3.04
Diluted	$0.07	3.03

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,366	9,341
-diluted earnings per common share	9,417	9,376

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Net income	$404	40,875
Other comprehensive income net of tax:
Unrealized loss on investments available for sale, net of income tax effect of $(315) and $(90)	(850)	(242)
Comprehensive income (loss)	$(446)	40,633

Less comp. income (loss) attributable to noncontrolling interest	(268)	12,502

Comprehensive income (loss) attributable to the Company	$(178)	28,131

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands) (Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$404	40,875
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation, depletion and amortization	2,961	1,502
Deferred income taxes	—	10,314
Equity in loss of joint ventures	1,604	1,635
Gain on remeasurement of invest in real estate partnership	—	(51,139)
Gain on sale of equipment and property	(733)	—
Stock-based compensation	197	202
Net changes in operating assets and liabilities:
Accounts receivable	(312)	99
Deferred costs and other assets	(803)	243
Accounts payable and accrued liabilities	(2,372)	(613)
Income taxes payable and receivable	336	112
Other long-term liabilities	32	190
Net cash provided by operating activities	1,314	3,420

Cash flows from investing activities:
Investments in properties	(3,636)	(3,387)
Investments in joint ventures	(2,394)	(1,918)
Return of capital from investments in joint ventures	3,227	16,426
Proceeds from sales of investments available for sale	4,317	23,701
Cash at consolidation of real estate partnership	—	3,704
Proceeds from the sale of assets	741	—
Cash held in escrow	204	(2)
Net cash provided by investing activities	2,459	38,524

Cash flows from financing activities:
Proceeds from long-term debt	—	92,070
Repayment of long-term debt	—	(90,000)
Debt issue costs	—	(679)
Distribution to noncontrolling interest	(771)	(170)
Repurchase of company stock	—	(264)
Exercise of employee stock options	—	33
Net cash (used in) provided by financing activities	(771)	990

Net increase in cash and cash equivalents	3,002	42,934
Cash and cash equivalents at beginning of year	161,521	73,909
Cash and cash equivalents at end of the period	$164,523	116,843

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	736	925
Income taxes	(401)	6

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands, except share amounts) (Unaudited)

					Accumulated
					Other Comp-	Total
			Capital in		rehensive	Share	Non-
	Common Stock		Excess of	Retained	Income	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	(loss), net	Equity	Interest	Equity
Balance at January 1, 2022	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827	$425,250

Stock option grant compensation	—	—	17	—	—	17	—	17
Restricted stock compensation	—	—	130	—	—	130	—	130
Shares granted to Employees	865	—	50	—	—	50	—	50
Restricted stock award	21,464	2	(2)	—	—	—	—	—
Forfeiture of restricted stock award	(1,363)	—	—	—	—	—	—	—
Net income	—	—	—	672	—	672	(268)	404
Distributions to partners	—	—	—	—	—	—	(771)	(771)
Unrealized loss on investment, net	—	—	—	—	(850)	(850)	—	(850)
Balance at March 31, 2022	9,431,994	$943	$57,812	$338,424	$(737)	$396,442	$27,788	$424,230

Balance at January 1, 2021	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653

Stock option grant compensation	—	—	17	—	—	17	—	17
Restricted stock compensation	—	—	135	—	—	135	—	135
Shares granted to Employees	1,098	—	50	—	—	50	—	50
Restricted stock award	27,778	3	(3)	—	—	—	—	—
Exercise of stock options	1,234	—	33	—	—	33	—	33
Shares purchased and cancelled	(6,004)	—	(37)	(227)	—	(264)	—	(264)
Contributions from partners	—	—	—	—	—	—	4,548	4,548
Net income	—	—	—	28,373	—	28,373	12,502	40,875
Distributions to partners	—	—	—	—	—	—	(170)	(170)
Unrealized loss on investment, net	—	—	—	—	(242)	(242)	—	(242)
Balance at March 31, 2021	9,387,823	$939	$56,474	$337,910	$433	$395,756	$31,879	$427,635

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2021.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2022	2021
Revenues:
Asset management	$839	712
Mining royalty lands	2,425	2,315
Development	383	317
Stabilized Joint Venture	5,060	2,509
	8,707	5,853

Operating profit (loss):
Before corporate expenses:
Asset management	$292	231
Mining royalty lands	2,183	2,094
Development	(718)	(386)
Stabilized Joint Venture	442	282
Operating profit before corporate expenses	2,199	2,221
Corporate expenses:
Allocated to asset management	(144)	(214)
Allocated to mining royalty lands	(94)	(81)
Allocated to development	(521)	(419)
Allocated to Stabilized Joint Venture	(76)	(65)
Total corporate expenses	(835)	(779)
	$1,364	1,442

Interest expense	$738	925

Depreciation, depletion and amortization:
Asset management	$234	137
Mining royalty lands	55	65
Development	45	53
Stabilized Joint Venture	2,564	1,188
10

	$2,898	1,443
Capital expenditures:
Asset management	$450	79
Mining royalty lands	91	—
Development	2,953	3,299
Stabilized Joint Venture	142	9
	$3,636	3,387

	March 31,	December 31,
Identifiable net assets	2022	2021

Asset management	$24,339	23,897
Mining royalty lands	37,840	37,627
Development	176,887	176,386
Stabilized Joint Venture	263,586	266,429
Investments available for sale at fair value	—	4,317
Cash items	165,071	162,273
Unallocated corporate assets	7,144	7,261
	$674,867	678,190

(4) Related Party Transactions.

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $223,000 and $256,000 for the three months ended March 31, 2022 and 2021, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s Outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,624)	(1,661)
Credit agreement	—	—
	$178,446	178,409

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to

1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of March 31, 2022, there was no debt outstanding on this revolver, $506,000 outstanding under letters of credit and $19,494,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 1.45514% on March 31, 2022. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2022, these covenants would have limited our ability to pay dividends to a maximum of $246 million combined.

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

Debt cost amortization of $37,000 and $38,000 was recorded during the three months ended March 31, 2022 and March 31, 2021, respectively. During the three months ended March 31, 2022 and March 31, 2021 the Company capitalized interest costs of $674,000 and $928,000, respectively.

The Company was in compliance with all debt covenants as of March 31, 2022.

(6) Earnings per Share.

The following details the computations of the Basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2022	2021

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,366	9,341

Common shares issuable under share based payment plans which are potentially dilutive	51	35

Common shares used for diluted earnings per common share	9,417	9,376
12

Net income attributable to the Company	$672	28,373

Earnings per common share:
-basic	$.07	3.04
-diluted	$.07	3.03

For the three months ended March 31, 2022, 51,083 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2021, 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

In January 2022, 7,448 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 14,016 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 377,650 at March 31, 2022. In March 2022 and March 2021, 865 and 1,098 shares of stock, respectively, were granted to employees rather than stock options as in prior years.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2022	2021
Stock option grants	$17	17
Restricted stock awards	130	135
Employee stock grant	50	50
Annual director stock award	—	—
	$197	202

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2022	104,755	$37.93	4.8	$1,416

Outstanding at March 31, 2022	104,755	$37.93	4.6	$1,416

Exercisable at March 31, 2022	96,586	$37.26	4.4	$1,281

Vested during three months ended March 31, 2022	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,984,000 and the aggregate intrinsic value of outstanding in-the-money options was $2,081,000 based on the market closing price of $57.80 on March 31, 2022 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2022 was $111,000, which is expected to be recognized over a weighted-average period of 1.6 years.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2022	46,074	$45.88	3.1	$2,114
Time-based awards granted	7,448	57.80		431
Performance-based awards granted	14,016	57.80		810
Vested	(7,813)	46.30		(362)
Forfeited	(1,363)	46.30		(63)
Non-vested at March 31, 2022	58,362	$50.20	3.6	$2,930

Total unrecognized compensation cost of restricted stock granted but not yet vested as of March 31, 2022 was $2,307,000 which is expected to be recognized over a weighted-average period of 3.8 years.

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

As of March 31, 2022, there was $506,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

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

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 21.3% of the Company’s consolidated revenues during the three months ended March 31, 2022, and $366,000 of accounts receivable at March 31, 2022. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

At March 31, 2022, the Company was invested in U.S. Treasury notes valued at $91,559,000 maturing in late 2022 through 2024. The unrealized loss on these investments of $1,207,000 was recorded as part of comprehensive income and based on the market value (Level 1).

At March 31, 2022 and 2021, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2022, the carrying amount and fair value of such other long-term debt was $180,070,000 and $162,274,000, respectively. At March 31, 2021, the carrying amount and fair value of such other long-term debt was $178,321,000 and $169,355,000, respectively.

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

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of March 31, 2022
Brooksville Quarry, LLC	50.00%	$7,475	14,319	(23)	(12)
BC FRP Realty, LLC	50.00%	5,494	22,239	(72)	(36)
Bryant Street Partnerships	61.36%	59,420	203,870	(2,251)	(1,509)
Aberdeen Station Loan		638	638	—	—
DST Hickory Creek	26.65%	6,000	45,679	(127)	85
Amber Ridge Loan		8,912	8,912	—	—
1800 Half St. Owner, LLC	61.37%	38,935	107,219	—	—
Greenville/Woodfield Partnerships	40.00%	16,131	90,759	(330)	(132)
Total		$143,005	493,635	(2,803)	(1,604)
					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2021
Brooksville Quarry, LLC	50.00%	$7,488	14,301	(82)	(41)
BC FRP Realty, LLC	50.00%	5,530	22,470	(230)	(115)
Riverfront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,558	204,082	(6,084)	(4,954)
Aberdeen Station Loan		514	514	—	—
DST Hickory Creek	26.65%	6,000	46,048	(481)	343
Amber Ridge Loan		11,466	11,466	—	—
1800 Half St. Owner, LLC	61.37%	38,693	93,932	12	20
Greenville/Woodfield Partnerships	40.00%	16,194	87,731	(948)	(379)
Total		$145,443	480,544	(8,573)	(5,754)

(1):	Riverfront Holdings II, LLC was consolidated on March 31, 2021. Bryant Street Partnerships included $234,000 in 2021 for the Company’s share of preferred interest and $118,000 in 2022 and $118,000 in the first quarter of 2021 for amortization of guarantee liability related to the Bryant Street loan.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of March 31, 2022 are summarized in the following two tables (in thousands):

	As of March 31, 2022					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	197,423	43,567	106,789	90,234	$438,013
Cash and cash equivalents	0	1,268	673	430	346	2,717
Unrealized rents & receivables	0	4,923	1,119	0	7	6,049
Deferred costs	0	256	320	0	172	748
Total Assets	$0	203,870	45,679	107,219	90,759	$447,527

Secured notes payable	$0	123,850	29,348	37,058	48,957	$239,213
Other liabilities	0	5,241	180	9,102	3,172	17,695
Capital - FRP	0	56,874	4,304	37,479	15,452	114,109
Capital – Third Parties	0	17,905	11,847	23,580	23,178	76,510
Total Liabilities and Capital	$0	203,870	45,679	107,219	90,759	$447,527

	As of March 31, 2022
	Brooksville	BC FRP	Aberdeen	Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Loan	Loan	Mixed Use	Total

Investments in real estate, net	$14,280	21,436	638	8,912	438,013	$483,279
Cash and cash equivalents	33	164	0	0	2,717	2,914
Unrealized rents & receivables	0	447	0	0	6,049	6,496
Deferred costs	6	192	0	0	748	946
Total Assets	$14,319	22,239	638	8,912	447,527	$493,635

Secured notes payable	$0	11,191	0	0	239,213	$250,404
Other liabilities	42	162	0	0	17,695	17,899
Capital - FRP	7,475	5,443	638	8,912	114,109	136,577
Capital - Third Parties	6,802	5,443	0	0	76,510	88,755
Total Liabilities and Capital	$14,319	22,239	638	8,912	447,527	$493,635

The Company’s capital recorded by the unconsolidated Joint Ventures is $6,429,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

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

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(10,112,000) and $(8,942,000) as of March 31, 2022 and December 31, 2021, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenues:
Rental Revenue	$1,820	$17	$1,116	$10
Revenue – other	348	19	214	12
Total Revenues	2,168	36	1,330	22

Cost of operations:
Depreciation and amortization	1,497	366	919	225
Operating expenses	1,330	507	815	311
Property taxes	127	0	78	0
Total cost of operations	2,954	873	1,812	536

Total operating loss	(786)	(837)	(482)	(514)
Interest expense	(1,465)	(300)	(1,027)	(547)

Net loss before tax	$(2,251)	$(1,137)	$(1,509)	$(1,061)

The income statements of the Greenville Woodfield Partnership are as follows (in thousands):

	Woodfield	Woodfield
	Partnership	Partnership
	Total JV	Company Share
	Three Months ended	Three Months ended
	March 31,	March 31,
	2022	2022
Revenues:
Rental Revenue	$570	$228
Revenue – other	36	14
Total Revenues	606	242

Cost of operations:
Depreciation and amortization	384	154
Operating expenses	262	104
Property taxes	159	64
Total cost of operations	805	322

Total operating loss	(199)	(80)
Interest expense	(131)	(52)

Net loss before tax	$(330)	$(132)

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

(13) Subsequent Event. On April 1, 2022, the Company purchased a mining royalty property in Astatula, FL for $11.6 million. The property comprises 1,549 acres adjacent to the Company’s existing site in Astatula. It contains approximately 22.5 million tons of sand reserves and is currently under a mining lease to Vulcan Materials.

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

Residential apartments in Washington, D.C., Greenville, South Carolina and Richmond, Virginia;

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

As of March 31, 2022, the Asset Management Segment owned four commercial properties in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 267,737 square feet which are 100% leased and occupied. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, Maryland consists of two buildings totaling 145,590 square feet that were completed in the fourth quarter of 2021and are 69.1% leased and 52.8% occupied.

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

Development Segment – Warehouse/Office Land.

At March 31, 2022, this segment owned the following development parcels:

1)	Six acres of horizontally developed land at Hollander Business Park in Baltimore, City, Maryland with one 101,750 square feet industrial build-to-suit currently under construction.
2)	55 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that will support 245,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,151,000
Hampstead Trade Center, MD	118	Residential zoning applied for in preparation for sale	$9,823,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,635,000
Total	122.5		$23,609,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development.

The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 91,661 square feet of retail partially completed	61.36%
Aberdeen Station residential development in Harford County, Maryland		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is also entitled to a portion of proceeds from sale	Financing
1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Construction underway on ten-story structure with 344 apartments and 8,356 square feet of ground floor retail	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Construction underway on mixed-use project with 227 multifamily units and 4,539 square feet of retail space began in May 2020	40%
Riverside property 1430 Hampton Avenue, Greenville, SC	Woodfield Development	Construction underway on 200-unit apartment project began in February 2020	40%

Joint ventures where FRP is not the primary beneficiary are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of March 31, 2022
Brooksville Quarry, LLC	50.00%	$7,475	14,319	(23)	(12)
BC FRP Realty, LLC	50.00%	5,494	22,239	(72)	(36)
Bryant Street Partnerships	61.36%	59,420	203,870	(2,251)	(1,509)
Aberdeen Station Loan		638	638	—	—
DST Hickory Creek	26.65%	6,000	45,679	(127)	85
Amber Ridge Loan		8,912	8,912	—	—
1800 Half St. Owner, LLC	61.37%	38,935	107,219	—	—
Greenville/Woodfield Partnerships	40.00%	16,131	90,759	(330)	(132)
Total		$143,005	493,635	(2,803)	(1,604)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of March 31, 2022, are summarized in the following two tables (in thousands):

	As of March 31, 2022					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	197,423	43,567	106,789	90,234	$438,013
Cash and cash equivalents	0	1,268	673	430	346	2,717
Unrealized rents & receivables	0	4,923	1,119	0	7	6,049
Deferred costs	0	256	320	0	172	748
Total Assets	$0	203,870	45,679	107,219	90,759	$447,527

Secured notes payable	$0	123,850	29,348	37,058	48,957	$239,213
Other liabilities	0	5,241	180	9,102	3,172	17,695
Capital - FRP	0	56,874	4,304	37,479	15,452	114,109
Capital – Third Parties	0	17,905	11,847	23,580	23,178	76,510
Total Liabilities and Capital	$0	203,870	45,679	107,219	90,759	$447,527

	As of March 31, 2022
	Brooksville	BC FRP	Aberdeen	Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Loan	Loan	Mixed Use	Total

Investments in real estate, net	$14,280	21,436	638	8,912	438,013	$483,279
Cash and cash equivalents	33	164	0	0	2,717	2,914
Unrealized rents & receivables	0	447	0	0	6,049	6,496
Deferred costs	6	192	0	0	748	946
Total Assets	$14,319	22,239	638	8,912	447,527	$493,635

Secured notes payable	$0	11,191	0	0	239,213	$250,404
Other liabilities	42	162	0	0	17,695	17,899
Capital - FRP	7,475	5,443	638	8,912	114,109	136,577
Capital - Third Parties	6,802	5,443	0	0	76,510	88,755
Total Liabilities and Capital	$14,319	22,239	638	8,912	447,527	$493,635

Stabilized Joint Venture Segment.

Currently the segment includes three stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. From March 2020 through the end of 2021, we were prohibited from increasing rent on renewals by emergency measures in Washington, DC designed to ease the burden of the pandemic on its citizens. These measures expired at the end of 2021. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another 5 years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The three stabilized joint venture properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty	Consolidated	66%
The Maren apartments Washington, D.C. 264 residential units and 6,758 square feet of retail	MRP Realty	Consolidated as of March 31, 2021	70.41%
24

DST Hickory Creek 294 apartment units in Henrico County, MD	Capital Square	Cost Method	26.6%

First Quarter Operational Highlights

  Dock 79 ended the reporting period with residential occupancy above 95% for the fourth straight quarter
  First rent increases on renewals on multifamily assets in DC since February 2020
  Best first quarter of revenue for mining royalties in segment’s history
  Average residential occupancy of 94.92% for the Maren in its first year post stabilization

Comparative Results of Operations for the Three months ended March 31, 2022 and 2021

Consolidated Results

(dollars in thousands)	Three Months Ended March 31,
2022		2021	Change	%
Revenues:
Lease Revenue	$6,282	$3,538	$2,744	77.6%
Mining lands lease revenue	2,425	2,315	110	4.8%
Total Revenues	8,707	5,853	2,854	48.8%

Cost of operations:
Depreciation/Depletion/Amortization	2,898	1,443	1,455	100.8%
Operating Expenses	1,808	841	967	115.0%
Property Taxes	1,028	778	250	32.1%
Management company indirect	774	570	204	35.8%
Corporate Expense	835	779	56	7.2%
Total cost of operations	7,343	4,411	2,932	66.5%

Total operating profit	1,364	1,442	(78)	-5.4%

Net investment income	898	1,375	(477)	-34.7%
Interest Expense	(738)	(925)	187	-20.2%
Equity in loss of joint ventures	(1,604)	(1,635)	31	-1.9%
Gain on remeasurement of investment in real estate partnership	—	51,139	(51,139)	-100.0%
Gain on sale of real estate	733	—	733	0.0%
Income before income taxes	653	51,396	(50,743)	-98.7%
Provision for income taxes	249	10,521	(10,272)	-97.6%

Net income	404	40,875	(40,471)	-99.0%
Gain (loss) attributable to noncontrolling interest	(268)	12,502	(12,770)	-102.1%
Net income attributable to the Company	$672	$28,373	$(27,701)	-97.6%

Net income for the first quarter of 2022 was $672,000 or $.07 per share versus $28,373,000 or $3.03 per share in the same period last year. The first quarter of 2022 was impacted by the following items:

  The quarter includes $316,000 amortization expense of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
25

  The quarter includes $733,000 gain on sales of excess property at Brooksville.
  Interest income decreased $477,000 due to bond maturities and the repayment of the Company’s preferred interest in The Maren upon the building’s refinancing.

Net income for the first quarter of 2021 included a gain of $51.1 million on the remeasurement of investment in The Maren real estate partnership, which is included in Income before income taxes. This gain on remeasurement was mitigated by a $10.3 million provision for taxes and $13.0 attributable to noncontrolling interest.

Asset Management Segment Results

	Three months ended March 31
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$839	100.0%	712	100.0%	127	17.8%

Depreciation, depletion and amortization	234	27.9%	137	19.2%	97	70.8%
Operating expenses	168	20.0%	139	19.5%	29	20.9%
Property taxes	53	6.3%	38	5.3%	15	39.5%
Management company indirect	92	11.0%	167	23.5%	(75)	-44.9%
Corporate expense	144	17.2%	214	30.1%	(70)	-32.7%

Cost of operations	691	82.4%	695	97.6%	(4)	-0.6%

Operating profit	$148	17.6%	17	2.4%	131	770.6%

Total revenues in this segment were $839,000, up $127,000 or 17.8%, over the same period last year. Operating profit was $148,000, up $131,000 from an operating profit of $17,000 in the same quarter last year. At quarter end, Cranberry Run, a five-building industrial park in Harford County, Maryland totaling 267,737 square feet of industrial/flex space was 100% leased and occupied compared to 87.6% leased and occupied at the end of the same quarter last year. During the fourth quarter of 2021, we completed construction on two buildings in our Hollander Business Park, totaling 145,590 square feet. At quarter end, these assets were 69.1% leased and 52.8% occupied. Our other two properties remain substantially leased during both periods, with 34 Loveton 95.1% occupied and Vulcan’s former Jacksonville office (now a vacant lot), fully leased through March 2026.

Mining Royalty Lands Segment Results

	Three months ended March 31
(dollars in thousands)	2022	%	2021	%	Change	%

Mining lands lease revenue	$2,425	100.0%	2,315	100.0%	110	4.8%

Depreciation, depletion and amortization	55	2.3%	65	2.8%	(10)	-15.4%
Operating expenses	15	0.6%	11	0.5%	4	36.4%
Property taxes	65	2.7%	63	2.7%	2	3.2%
Management company indirect	107	4.4%	82	3.5%	25	30.5%
Corporate expense	94	3.9%	81	3.5%	13	16.0%

Cost of operations	336	13.9%	302	13.0%	34	11.3%

Operating profit	$2,089	86.1%	2,013	87.0%	76	3.8%

Total revenues in this segment were $2,425,000 versus $2,315,000 in the same period last year. Total operating profit in this segment was $2,089,000, an increase of $76,000 versus $2,013,000 in the same period last year.

Development Segment Results

	Three months ended March 31
(dollars in thousands)	2022	2021	Change

Lease revenue	$383	317	66

Depreciation, depletion and amortization	45	53	(8)
Operating expenses	211	26	185
Property taxes	355	363	(8)
Management company indirect	490	261	229
Corporate expense	521	419	102

Cost of operations	1,622	1,122	500

Operating loss	$(1,239)	(805)	(434)

With respect to ongoing projects:

  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.” Of the $18.5 million in committed capital to the project, $16.2 million in principal draws have taken place to date. Through the end of the first quarter, 64 of the 187 units have been sold, and we have received $9,589,000 in preferred interest and principal to date.
  Bryant Street is a mixed use joint venture between the Company and MRP in Washington, DC consisting of four buildings, The Coda, The Chase 1A, The Chase 1B, and one commercial building 90% leased to an Alamo Draft House movie theater. At quarter end, the Coda was 89.61% leased and 92.21% occupied, The Chase 1B was 71.43% leased and 67.70% occupied, and The Chase 1A was 37.79% leased and 25.58% occupied. In total, at quarter end, Bryant Street’s 487 residential units were 65.3% leased and 60.6% occupied. Its commercial space was 82.5% leased and 61.7% occupied at quarter end.
  We began construction on our 1800 Half Street joint venture project, now known as The Verge, at the end of August 2020. We expect the building to be complete in the third quarter of 2022. As of the end of the first quarter, the project was 79.47% complete.
  Leasing began on Riverside in the third quarter 2021 and the building was 87% leased and 69% occupied at the end of the quarter. .408 Jackson is our second joint venture project in Greenville and is currently under construction. This project is 89.78% complete and we expect to complete construction and begin leasing in third quarter of 2022.

Stabilized Joint Venture Segment Results

	Three months ended March 31
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$5,060	100.0%	2,509	100.0%	2,551	101.7%

Depreciation, depletion and amortization	2,564	50.7%	1,188	47.4%	1,376	115.8%
Operating expenses	1,414	27.9%	665	26.5%	749	112.6%
Property taxes	555	11.0%	314	12.5%	241	76.8%
Management company indirect	85	1.7%	60	2.4%	25	41.7%
Corporate expense	76	1.5%	65	2.6%	11	16.9%

Cost of operations	4,694	92.8%	2,292	91.4%	2,402	104.8%

Operating profit	$366	7.2%	217	8.6%	149	68.7%

In March 2021, we reached stabilization on Phase II (The Maren) of the development known as RiverFront on the

Anacostia in Washington, D.C. As such, as of March 31, 2021, the Company consolidated the assets (at current fair value based on appraisal), liabilities and operating results of the joint venture. Up through the first quarter of the prior year, accounting for The Maren was reflected in Equity in loss of joint ventures on the Consolidated Statements of Income. Starting April 1, 2021, all the revenue and expenses are accounted for in the same manner as Dock 79 in the stabilized joint venture segment.

Total revenues in this segment were $5,060,000, an increase of $2,551,000 versus $2,509,000 in the same period last year. The Maren’s revenue was $2,409,000 and Dock 79 revenues increased $143,000. Total operating profit in this segment was $366,000 an increase of $149,000 versus $217,000 in the same period last year. Net Operating Income this quarter for this segment was $3,137,000, up $1,603,000 or 104.5% compared to the same quarter last year due to The Maren’s consolidation into this segment.

At the end of March, The Maren was 93.93% leased and 96.21% occupied. Average residential occupancy for the quarter was 95.13%, and 60.61% of expiring leases renewed with an average rent increase on renewals of 2.32%. The rent increase on renewals was mitigated to some extent by the fact that the renewals for January leases took place in 2021 prior to the expiration of DC’s mandated rent freeze on renewals. The Maren is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 70.41% ownership.

Dock 79’s average residential occupancy for the quarter was 95.18%, and at the end of the quarter, Dock 79’s residential units were 92.46% leased and 95.41% occupied. This quarter, 72.22% of expiring leases renewed with an average rent increase on renewals of 4.69%. The rent increase on renewals was mitigated to some extent by the fact that the renewals for January leases took place in 2021 prior to the expiration of DC’s mandated rent freeze on renewals. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

First quarter distributions from our CS1031 Hickory Creek DST investment were $85,000.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2022, we had $164,523,000 of cash and cash equivalents. As of March 31, 2022, we had no debt borrowed under our $20 million Wells Fargo revolver, $506,000 outstanding under letters of credit and $19,494,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended March 31,
	2022	2021
Total cash provided by (used for):
Operating activities	$1,314	3,420
Investing activities	2,459	38,524
Financing activities	(771)	990
Increase in cash and cash equivalents	$3,002	42,934

Outstanding debt at the beginning of the period	178,409	89,964
Outstanding debt at the end of the period	178,446	178,321

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2022 was $1,314,000 versus $3,420,000 in the same period last year. In the prior year the Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities.

At March 31, 2022, the Company was invested in U.S. Treasury notes valued at $91,559,000 maturing in late 2022 through 2024. The unrealized loss on these investments of $1,207,000 was recorded as part of comprehensive income and based on the market value (Level 1).

Investing Activities - Net cash provided by investing activities for the three months ended March 31, 2022 was $2,459,000 versus $38,524,000 in the same period last year. The $36 million decrease was primarily due to a $19.4 million decrease on maturities and sales of our corporate bond portfolio, a $13 million decrease on the return of our preferred equity financing with the prior year including interest of $16.1 million from The Maren, and the prior year including $3.7 million for cash on the books of The Maren upon consolidation.

Financing Activities – Net cash used in investing activities was $771,000 versus cash provided of $990,000 in the same period last year primarily due to the prior year refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2022, these covenants would have limited our ability to pay dividends to a maximum of $246 million combined.

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

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2022 to include approximately $39.7 million for real estate including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

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

Summary and Outlook. Royalty revenue for this quarter was up 4.77% over the same period last year. This marks the second year in a row we have begun the year with the best first quarter of revenue in segment history. Revenue for the last twelve months was $9,576,000, an increase of 1.17% over calendar year 2021. More importantly, on April 1, 2022 the Company purchased a mining royalty property in Astatula, FL for $11.6 million. The property comprises 1,549 acres adjacent to the Company’s existing site in Astatula. It contains approximately 22.5 million tons of sand reserves and is currently under a mining lease to Vulcan Materials. This is the first mining royalty acquisition we have made in nearly a decade. We are particularly excited to put our excess cash to work in a segment we believe so strongly in, especially in a market we know with a partner we deeply respect. This purchase should positively impact revenue starting in the second quarter of this year.

In Stabilized Joint Ventures, this quarter marked the first time in two years that we were able to raise rents on renewals. Because the renewals for January and part of February took place prior to the end of the year, we did not fully experience a return to market rents on all our renewals this quarter. Despite this headwind, we were able to raise rents on renewals by 2.32% at The Maren and 4.69% at Dock 79. In March, the first full month with rent increases, the average rent increase on renewals were 2.75% and 5.60% respectively. Average occupancy has been strong for both buildings. Dock 79’s average occupancy for the last twelve months was 95.59%. To put that number in perspective, in 2020, there were only three weeks that ended with occupancy above 95.59%. In the first full year post stabilization, the Maren had an average annual occupancy of 94.92%.

In our Asset Management Segment, overall occupancy and leasing increased quarter-to-quarter. Cranberry Run was 100% leased and occupied at quarter end versus 100% leased and 81% occupied at the end of 2021. Our most recently completed spec buildings, a two-building project at Hollander Business Park, were 69.1% leased and 52.8% occupied at quarter end versus 29.1% leased at the end of 2021. Our other two properties (our home office in Maryland and Vulcan’s former Jacksonville office) remain essentially unchanged and fully leased. This increase in overall leasing and occupancy accounts for the increase in both total revenue and operating profit.

Looking down the pipe for the rest of the year, we have a number of exciting events on the horizon. 2022 will see the completion and the commencement of leasing activity of our remaining multifamily joint ventures (The Verge and .408 Jackson) and the home stretch of the road to stabilization for Bryant Street in DC and Riverside in Greenville. The addition of a new mining royalty property to a portfolio that had its best first quarter of revenue is a heady combination. Furthermore, we are excited to see what the rest of the year holds for Dock 79 and the Maren as they return to market rents on renewals when the District and the Anacostia area are coming out of the winter (literally and figuratively) and entering their peak season of weather and activity. We remain focused on converting our excess cash into new investments, but our fortress balance sheet remains a useful safety net in case the future does not turn out as rosy as it currently feels.

Finally, it is with a very heavy heart that we announce the death of our founder, Edward L’Engle Baker. He passed away quietly in his home at the age of 87, and it was perhaps the only thing he did quietly in his entire life. This company was the brainchild of Ted Baker when he was running Florida Rock Industries and he served as its chairman from 1986-2015. It is a testament to a life well lived that both FRP Holdings and Patriot Transportation are footnotes in his CV. He was a monumental figure in the aggregates industry as exemplified by his induction this year into the Pit and Quarry Hall of Fame. More importantly, he worked his entire life to help improve the educational institutions and the North Florida community that helped make him who he was, embodying Abraham Lincoln’s hope for his own life to be thought of as one who “always plucked a thistle and planted a flower where he thought a flower would grow.” Grief is the price we pay for love, and we received a very large bill upon his passing. This Company is forever in his debt and we will continue to work hard to honor this very small part of his incredible legacy.

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

Net Operating Income Reconciliation
Three months ended 03/31/22 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	108	(1,541)	(274)	2,050	61	404
Income Tax Allocation	40	(572)	(2)	760	23	249
Income (loss) before income taxes	148	(2,113)	(276)	2,810	84	653

Less:
Unrealized rents	128	—	—	53	—	181
Gain on sale of real estate	—	—	—	733	—	733
Equity in gain of Joint Ventures	—	—	85	—	—	85
Interest income	—	803	—	—	95	898
Plus:
Unrealized rents	—	—	46	—	—	46
Equity in loss of Joint Ventures	—	1,677	—	12	—	1,689
Interest Expense	—	—	727	—	11	738
Depreciation/Amortization	234	45	2,564	55	—	2,898
Management Co. Indirect	92	490	85	107	—	774
Allocated Corporate Expenses	144	521	76	94	—	835

Net Operating Income (loss)	490	(183)	3,137	2,292	—	5,736

Net Operating Income Reconciliation
Three months ended 03/31/21 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	12	(643)	39,775	1,460	271	40,875
Income Tax Allocation	5	(238)	10,112	542	100	10,521
Income (loss) before income taxes	17	(881)	49,887	2,002	371	51,396

Less:
Gain on remeasurement of real estate investment	—	—	51,139	—	—	51,139
Unrealized rents	6	—	—	58	—	64
Interest income	—	993	—	—	382	1,375
Plus:
Unrealized rents	—	—	4	—	—	4
Equity in loss of Joint Venture	—	1,069	555	11	—	1,635
Interest Expense	—	—	914	—	11	925
Depreciation/Amortization	137	53	1,188	65	—	1,443
Management Co. Indirect	167	316	60	82	—	625
Allocated Corporate Expenses	214	419	65	81	—	779

Net Operating Income (loss)	529	(17)	1,534	2,183	—	4,229

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at March 31, 2022 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at March 31, 2022, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of March 31, 2022, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1 through January 31	—	$—	—	$9,363,000

February 1 through February 28	—	$—	—	$9,363,000

March 1 through March 31	—	$—	—	$9,363,000

Total	—	$—	—

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: May 16, 2022	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
34

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

EXHIBIT INDEX

(31)(a)	Certification of John D. Baker II.
(31)(b)	Certification of John D. Baker III.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

