Form 10-Q
period 2022-06-30
FRP HOLDINGS, INC.
filed 2022-08-12
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2022
Common Stock, $.10 par value per share	9,455,096 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30, 2022	December 31, 2021
Assets:
Real estate investments at cost:
Land	$135,139	123,397
Buildings and improvements	268,156	265,278
Projects under construction	11,149	8,668
Total investments in properties	414,444	397,343
Less accumulated depreciation and depletion	51,889	46,678
Net investments in properties	362,555	350,665

Real estate held for investment, at cost	9,969	9,722
Investments in joint ventures	139,655	145,443
Net real estate investments	512,179	505,830

Cash and cash equivalents	159,262	161,521
Cash held in escrow	765	752
Accounts receivable, net	1,423	793
Investments available for sale at fair value	—	4,317
Federal and state income taxes receivable	—	1,103
Unrealized rents	806	620
Deferred costs	2,065	2,726
Other assets	540	528
Total assets	$677,040	678,190

Liabilities:
Secured notes payable	$178,483	178,409
Accounts payable and accrued liabilities	4,815	6,137
Other liabilities	1,886	1,886
Federal and state income taxes payable	398	—
Deferred revenue	223	369
Deferred income taxes	64,180	64,047
Deferred compensation	1,307	1,302
Tenant security deposits	811	790
Total liabilities	252,103	252,940

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,455,096 and 9,411,028 shares issued and outstanding, respectively	945	941
Capital in excess of par value	58,872	57,617
Retained earnings	339,081	337,752
Accumulated other comprehensive income (loss), net	(1,096)	113
Total shareholders’ equity	397,802	396,423
Noncontrolling interest MRP	27,135	28,827
Total equity	424,937	425,250
Total liabilities and equity	$677,040	678,190

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
Revenues:
Lease revenue	$6,745	5,861	13,027	9,399
Mining lands lease revenue	2,883	2,634	5,308	4,949
Total Revenues	9,628	8,495	18,335	14,348

Cost of operations:
Depreciation, depletion and amortization	2,868	4,388	5,766	5,831
Operating expenses	1,541	1,394	3,349	2,235
Property taxes	1,041	1,000	2,069	1,778
Management company indirect	805	822	1,579	1,392
Corporate expenses (Note 4 Related Party)	1,307	1,050	2,142	1,829
Total cost of operations	7,562	8,654	14,905	13,065

Total operating profit (loss)	2,066	(159)	3,430	1,283

Net investment income	1,120	1,048	2,018	2,423
Interest expense	(739)	(446)	(1,477)	(1,371)
Equity in loss of joint ventures	(1,766)	(1,118)	(3,370)	(2,753)
Gain on remeasurement of investment in real estate partnership	—	—	—	51,139
Gain on sale of real estate	—	805	733	805

Income before income taxes	681	130	1,334	51,526
Provision for (benefit from) income taxes	99	(151)	348	10,370

Net income	582	281	986	41,156
Gain (loss) attributable to noncontrolling interest	(75)	199	(343)	12,701
Net income attributable to the Company	$657	82	1,329	28,455

Earnings per common share:
Net income attributable to the Company-
Basic	$0.07	0.01	0.14	3.04
Diluted	$0.07	0.01	0.14	3.03

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,384	9,353	9,375	9,347
-diluted earnings per common share	9,424	9,390	9,416	9,385

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
Net income	$582	281	986	41,156
Other comprehensive income net of tax:
Unrealized loss on investments sale, net of income tax effect of $(133), $(61), $(448) and $(151)	(359)	(165)	(1,209)	(407)

Comprehensive income	$223	116	(223)	40,749

Less comp. income attributable to Noncontrolling interest	$(75)	199	(343)	12,701

Comprehensive income (loss) attributable to the Company	$298	(83)	120	28,048

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands) (Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$986	41,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,890	5,951
Deferred income taxes	133	9,273
Equity in loss of joint ventures	3,370	2,753
Gain on remeasurement of invest in real estate partnership	—	(51,139)
Gain on sale of equipment and property	(733)	(835)
Stock-based compensation	1,026	854
Net changes in operating assets and liabilities:
Accounts receivable	(630)	554
Deferred costs and other assets	(1,294)	280
Accounts payable and accrued liabilities	(1,468)	819
Income taxes payable and receivable	1,501	940
Other long-term liabilities	26	357
Net cash provided by operating activities	8,807	10,963

Cash flows from investing activities:
Investments in properties	(17,411)	(6,845)
Investments in joint ventures	(4,261)	(4,768)
Return of capital from investments in joint ventures	6,677	17,119
Proceeds from sales of investments available for sale	4,317	42,502
Cash at consolidation of real estate partnership	—	3,704
Proceeds from the sale of assets	741	878
Cash held in escrow	(13)	(152)
Net cash (used in) provided by investing activities	(9,950)	52,438

Cash flows from financing activities:
Proceeds from long-term debt	—	92,070
Repayment of long-term debt	—	(90,000)
Debt issue costs	—	(704)
Distribution to noncontrolling interest	(1,349)	(527)
Repurchase of company stock	—	(264)
Exercise of employee stock options	233	269
Net cash (used in) provided by financing activities	(1,116)	844

Net increase (decrease) in cash and cash equivalents	(2,259)	64,245
Cash and cash equivalents at beginning of year	161,521	73,909
Cash and cash equivalents at end of the period	$159,262	138,154

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	1,475	1,370
Income taxes	(1,734)	7

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands, except share amounts) (Unaudited)

					Accumulated
					Other Comp-	Total
			Capital in		rehensive	Share	Non-
	Common Stock		Excess of	Retained	Income	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	(loss), net	Equity	Interest	Equity
Balance at April 1, 2022	9,431,994	$943	$57,812	$338,424	$(737)	$396,442	$27,788	$424,230
Stock option grant compensation	—	—	17	—	—	17	—	17
Restricted stock compensation	—	—	162	—	—	162	—	162
Shares granted to Directors	11,232	1	649	—	—	650	—	650
Exercise of stock options	11,870	1	232	—	—	233	—	233
Net income	—	—	—	657	—	657	(75)	582
Distributions to partners	—	—	—	—	—	—	(578)	(578)
Unrealized loss on investment, net	—	—	—	—	(359)	(359)	—	(359)
Balance at June 30, 2022	9,455,096	$945	$58,872	$339,081	$(1,096)	$397,802	$27,135	$424,937

Balance at January 1, 2022	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827	$425,250
Stock option grant compensation	—	—	34	—	—	34	—	34
Restricted stock compensation	—	—	292	—	—	292	—	292
Shares granted to Employees	865	—	50	—	—	50	—	50
Restricted stock award	21,464	2	(2)	—	—	—	—	—
Shares granted to Directors	11,232	1	649	—	—	650	—	650
Forfeiture of restricted stock award	(1,363)	—	—	—	—	—	—	—
Exercise of stock options	11,870	1	232	—	—	233	—	233
Net income	—	—	—	1,329	—	1,329	(343)	986
Distributions to partners	—	—	—	—	—	—	(1,349)	(1,349)
Unrealized loss on investment, net	—	—	—	—	(1,209)	(1,209)	—	(1,209)
Balance at June 30, 2022	9,455,096	$945	$58,872	$339,081	$(1,096)	$397,802	$27,135	$424,937

Balance at April 1, 2021	9,387,823	$939	$56,474	$337,910	$433	$395,756	$31,879	$427,635
Stock option grant compensation	—	—	18	—	—	18	—	18
Restricted stock compensation	—	—	134	—	—	134	—	134
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Exercise of stock options	14,100	1	235	—	—	236	—	236
Contributions from partners	—	—	—	—	—	—	3	3
Net income	—	—	—	82	—	82	199	281
Distributions to partners	—	—	—	—	—	—	(357)	(357)
Unrealized loss on investment, net	—	—	—	—	(165)	(165)	—	(165)
Balance at June 30, 2021	9,411,028	$941	$57,360	$337,992	$268	$396,561	$31,724	$428,285

Balance at January 1, 2021	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653

Stock option grant compensation	—	—	35	—	—	35	—	35
Restricted stock compensation	—	—	269	—	—	269	—	269
Shares granted to Employees	1,098	—	50	—	—	50	—	50
Restricted stock award	27,778	3	(3)	—	—	—	—	—
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Exercise of stock options	15,334	1	268	—	—	269	—	269
Shares purchased and cancelled	(6,004)	—	(37)	(227)	—	(264)	—	(264)
Contributions from partners	—	—	—	—	—	—	4,551	4,551
Net income	—	—	—	28,455	—	28,455	12,701	41,156
Distributions to partners	—	—	—	—	—	—	(527)	(527)
Unrealized loss on investment, net	—	—	—	—	(407)	(407)	—	(407)
Balance at June 30, 2021	9,411,028	$941	$57,360	$337,992	$268	$396,561	$31,724	$428,285

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2021.

(2) Recently Issued Accounting Standards.

None.

(3) Business Segments.

The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Development and Stabilized Joint Venture, as described below.

The Asset Management segment owns, leases and manages commercial properties. During the fourth quarter of 2021 we completed construction on two buildings in our Hollander Business Park which were subsequently added to this segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 16,650 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.

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

Operating results and certain other financial data for the Company’s Business Segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Asset management	$912	588	1,751	1,300
Mining royalty lands	2,883	2,634	5,308	4,949
Development	408	451	791	768
Stabilized Joint Venture	5,425	4,822	10,485	7,331
	9,628	8,495	18,335	14,348

Operating profit (loss):
Before corporate expenses:
Asset management	$419	128	711	359
Mining royalty lands	2,498	2,400	4,681	4,494
Development	(581)	(411)	(1,299)	(797)
Stabilized Joint Venture	1,037	(1,226)	1,479	(944)
Operating profit before corporate expenses	3,373	891	5,572	3,112
Corporate expenses:
Allocated to asset management	(225)	(288)	(369)	(502)
Allocated to mining royalty lands	(148)	(108)	(242)	(189)
Allocated to development	(816)	(522)	(1,337)	(941)
Allocated to stabilized joint venture	(118)	(132)	(194)	(197)
Total corporate expenses	(1,307)	(1,050)	(2,142)	(1,829)
	$2,066	(159)	3,430	1,283

Interest expense	$739	446	1,477	1,371

Depreciation, depletion and amortization:
Asset management	$230	134	464	271
Mining royalty lands	189	58	244	123
Development	47	53	92	106
Stabilized Joint Venture	2,402	4,143	4,966	5,331
	$2,868	4,388	5,766	5,831
Capital expenditures:
Asset management	$145	139	595	218
Mining royalty lands	11,126	—	11,217	—
Development	2,426	2,907	5,379	6,206
Stabilized Joint Venture	78	412	220	421
	$13,775	3,458	17,411	6,845

	June 30,	December 31,
Identifiable net assets	2022	2021

Asset management	$24,340	23,897
Mining royalty lands	48,835	37,627
Development	175,925	176,386
Stabilized Joint Venture	261,594	266,429
Investments available for sale at fair value	—	4,317
Cash items	160,027	162,273
Unallocated corporate assets	6,319	7,261
	$677,040	678,190

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $224,000 and $256,000 for the three months ended June 30, 2022 and 2021 and $447,000 and $512,000 for the six months ended June 30, 2022 and 2021, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s Outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,587)	(1,661)
Credit agreement	—	—
	$178,483	178,409

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of June 30, 2022, there was no debt outstanding on this revolver, $506,000 outstanding under letters of credit and $19,494,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been

2.71314% on June 30, 2022. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2022, these covenants would have limited our ability to pay dividends to a maximum of $246 million combined.

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

Debt cost amortization of $37,000 and $38,000 was recorded during the three months ended June 30, 2022 and 2021 and $74,000 and $76,000 during the six months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and June 30, 2021 the Company capitalized interest costs of $672,000 and $966,000, respectively. During the six months ended June 30, 2022 and June 30, 2021 the Company capitalized interest costs of $1,346,000 and $1,894,000, respectively.

The Company was in compliance with all debt covenants as of June 30, 2022.

(6) Earnings per Share.

The following details the computations of the Basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,384	9,353	9,375	9,347

Common shares issuable under share based payment plans which are potentially dilutive	40	37	41	38

Common shares used for diluted earnings per common share	9,424	9,390	9,416	9,385

Net income attributable to the Company	$657	82	1,329	28,455

Earnings per common share:
-basic	$0.07	0.01	0.14	3.04
-diluted	$0.07	0.01	0.14	3.03

For the three and six months ended June 30, 2022, the Company did not have any outstanding anti-dilutive stock options. For the three and six months ended June 30, 2021, 6,680 and 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 29% and 41%, risk-free interest rate of 1.4% to 2.9% and expected life of 3.0 to 7.0 years.

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

In January 2022, 7,448 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 14,016 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2022 and March 2021, 865 and 1,098 shares of stock, respectively, were granted to employees. In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 366,723 at June 30, 2022.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock option grants	$17	18	34	35
Restricted stock awards	162	134	292	269
Employee stock grant	—	—	50	50
Annual director stock award	650	500	650	500
	$829	652	1,026	854

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2022	104,755	$37.93	4.8	$1,416
Exercised	(11,870)	$19.69		$(100)
Outstanding at June 30, 2022	92,885	$40.27	4.9	$1,316

Exercisable at June 30, 2022	84,716	$39.72	4.7	$1,181

Vested during six months ended June 30, 2022	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,748,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,865,000 based on the market closing price of $60.35 on June 30, 2022 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2022 was $94,000, which is expected to be recognized over a weighted-average period of 1.4 years.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2022	46,074	$45.88	3.1	$2,114
Time-based awards granted	7,448	57.80		431
Performance-based awards granted	14,016	57.80		810
Vested	(7,813)	46.30		(362)
Forfeited	(1,363)	46.30		(63)
Non-vested at June 30, 2022	58,362	$50.20	3.4	$2,930

Total unrecognized compensation cost of restricted stock granted but not yet vested as of June 30, 2022 was $2,144,000 which is expected to be recognized over a weighted-average period of 3.5 years.

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

As of June 30, 2022, there was $506,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

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

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 22.3% of the Company’s consolidated revenues during the six months ended June 30, 2022, and $385,000 of accounts receivable at June 30, 2022. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

At June 30, 2022, the Company was invested in U.S. Treasury notes valued at $140,883,000 maturing in late 2022 through 2024. The unrealized loss on these investments of $1,699,000 was recorded as part of comprehensive income and based on the market value (Level 1).

At June 30, 2022 and 2021, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2022, the carrying amount and fair value of such other long-term debt was $180,070,000 and $152,988,000, respectively. At June 30, 2021, the carrying amount and fair value of such other long-term debt was $178,334,000 and $175,625,000, respectively.

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

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of June 30, 2022
Brooksville Quarry, LLC	50.00%	$7,546	14,461	(42)	(21)
BC FRP Realty, LLC	50.00%	5,485	22,115	(90)	(45)
Bryant Street Partnerships	61.36%	58,253	203,480	(4,787)	(3,186)
Aberdeen Station Loan		917	917	—	—
DST Hickory Creek	26.65%	6,000	45,186	(271)	171
Amber Ridge Loan		6,234	6,234	—	—
1800 Half St. Owner, LLC	61.37%	39,112	119,957	—	(64)
Greenville/Woodfield Partnerships	40.00%	16,108	92,947	(563)	(225)
Total		$139,655	505,297	(5,753)	(3,370)
					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2021
Brooksville Quarry, LLC	50.00%	$7,488	14,301	(82)	(41)
BC FRP Realty, LLC	50.00%	5,530	22,470	(230)	(115)
Riverfront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,558	204,082	(6,084)	(4,954)
Aberdeen Station Loan		514	514	—	—
DST Hickory Creek	26.65%	6,000	46,048	(481)	343
Amber Ridge Loan		11,466	11,466	—	—
1800 Half St. Owner, LLC	61.37%	38,693	93,932	12	20
Greenville/Woodfield Partnerships	40.00%	16,194	87,731	(948)	(379)
Total		$145,443	480,544	(8,573)	(5,754)

(1):	Riverfront Holdings II, LLC was consolidated on March 31, 2021. Bryant Street Partnerships included $234,000 in 2021 for the Company’s share of preferred interest and $236,000 in 2022 and $236,000 in the first half of 2021 for amortization of guarantee liability related to the Bryant Street loan.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of June 30, 2022 are summarized in the following two tables (in thousands):

	As of June 30, 2022					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	195,633	43,124	119,311	92,149	$450,217
Cash and cash equivalents	0	2,831	579	646	466	4,522
Unrealized rents & receivables	0	4,859	1,181	0	14	6,054
Deferred costs	0	157	302	0	318	777
Total Assets	$0	203,480	45,186	119,957	92,947	$461,570

Secured notes payable	$0	128,697	29,360	47,128	51,148	$256,333
Other liabilities	0	3,077	144	11,876	3,402	18,499
Capital - FRP	0	54,814	4,179	37,414	15,359	111,766
Capital – Third Parties	0	16,892	11,503	23,539	23,038	74,972
Total Liabilities and Capital	$0	203,480	45,186	119,957	92,947	$461,570

	As of June 30, 2022
	Brooksville	BC FRP	Aberdeen	Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Loan	Loan	Mixed Use	Total

Investments in real estate, net	$14,279	21,305	917	6,234	450,217	$492,952
Cash and cash equivalents	178	224	0	0	4,522	4,924
Unrealized rents & receivables	0	431	0	0	6,054	6,485
Deferred costs	4	155	0	0	777	936
Total Assets	$14,461	22,115	917	6,234	461,570	$505,297

Secured notes payable	$0	11,093	0	0	256,333	$267,426
Other liabilities	42	164	0	0	18,499	18,705
Capital - FRP	7,546	5,429	917	6,234	111,766	131,892
Capital - Third Parties	6,873	5,429	0	0	74,972	87,274
Total Liabilities and Capital	$14,461	22,115	917	6,234	461,570	$505,297

The Company’s capital recorded by the unconsolidated Joint Ventures is $7,764,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2021 are summarized in the following two tables (in thousands):

	As of December 31, 2021					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	199,730	43,840	93,504	87,421	$424,495
Cash and cash equivalents	0	1,123	827	428	279	2,657
Unrealized rents & receivables	0	2,925	1,044	0	5	3,974
Deferred costs	0	304	337	0	26	667
Total Assets	$0	204,082	46,048	93,932	87,731	$431,793

Secured notes payable	$0	119,201	29,337	18,404	44,309	$211,251
Other liabilities	0	9,066	115	14,470	4,462	28,113
Capital - FRP	0	57,555	4,423	37,478	15,584	115,040
Capital – Third Parties	0	18,260	12,173	23,580	23,376	77,389
Total Liabilities and Capital	$0	204,082	46,048	93,932	87,731	$431,793

	As of December 31, 2021
	Brooksville	BC FRP	Aberdeen	Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Loan	Loan	Mixed Use	Total

Investments in real estate, net	$14,281	21,561	514	11,466	424,495	$472,317
Cash and cash equivalents	18	312	0	0	2,657	2,987
Unrealized rents & receivables	0	368	0	0	3,974	4,342
Deferred costs	2	229	0	0	667	898
Total Assets	$14,301	22,470	514	11,466	431,793	$480,544

Secured notes payable	$0	11,384	0	0	211,251	$222,635
Other liabilities	0	140	0	0	28,113	28,253
Capital - FRP	7,488	5,473	514	11,466	115,040	139,981
Capital - Third Parties	6,813	5,473	0	0	77,389	89,675
Total Liabilities and Capital	$14,301	22,470	514	11,466	431,793	$480,544

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(11,400,000) and

$(8,942,000) as of June 30, 2022 and December 31, 2021, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Six Months ended	Six Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues:
Rental Revenue	$4,018	$180	$2,465	$111
Revenue – other	733	77	450	47
Total Revenues	4,751	257	2,915	158

Cost of operations:
Depreciation and amortization	3,260	776	2,000	476
Operating expenses	2,523	1,117	1,548	686
Property taxes	578	119	355	73
Total cost of operations	6,361	2,012	3,903	1,235

Total operating loss	(1,610)	(1,755)	(988)	(1,077)
Interest expense	(3,177)	(655)	(2,198)	(1,130)

Net loss before tax	$(4,787)	$(2,410)	$(3,186)	$(2,207)

The income statements of the Greenville Woodfield Riverside Partnership are as follows (in thousands):

	Woodfield	Woodfield
	Riverside Partnership	Riverside Partnership
	Total JV	Company Share
	Six Months ended	Six Months ended
	June 30,	June 30,
	2022	2022
Revenues:
Rental Revenue	$1,335	$534
Revenue – other	86	34
Total Revenues	1,421	568

Cost of operations:
Depreciation and amortization	765	306
Operating expenses	601	240
Property taxes	317	127
Total cost of operations	1,683	673

Total operating loss	(262)	(105)
Interest expense	(301)	(120)

Net loss before tax	$(563)	$(225)

(12) Consolidation of Riverfront Investment Partners II, LLC. Riverfront Holdings II, LLC.

On May 4, 2018, the Company and MRP Realty formed a Joint Venture to develop the second phase of the four phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own a 250,000-square-foot mixed-use development which supports 264 residential units and 6,937 square feet of retail. The Company contributed land with an agreed to value of $16,300,000 (cost basis of $4.6 million) and $6.2 million of cash to the Joint Venture for an 80% stake in the venture. MRP contributed capital of $5.6 million to the joint venture including development costs paid prior to formation of the joint venture and a $725,000 development fee. The Company further agreed to fund $13.75 million preferred equity financing at 7.5% interest rate all of which was advanced and repaid with interest in March 2021. The Company’s equity interest in the joint venture was previously accounted for under the equity method of accounting as MRP acts as the administrative agent of the joint venture and oversees and controls the day-to-day operations of the project.

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

As of June 30, 2022, the Asset Management Segment owned four commercial properties in fee simple as follows:

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 16,650 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell reserves from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment. In the fiscal year ended December 31, 2021, a total of 8 million tons were mined.

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

Development Segment – Warehouse/Office Land.

At June 30, 2022, this segment owned the following development parcels:

1)	Six acres of horizontally developed land at Hollander Business Park in Baltimore, City, Maryland with one 101,750 square feet industrial build-to-suit currently under construction.
2)	55 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that will support 258,545 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,166,000
Hampstead Trade Center, MD	118	Residential zoning applied for in preparation for sale	$9,968,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,594,000
Total	122.5		$23,728,000

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

Joint ventures where FRP is not the primary beneficiary are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of June 30, 2022
Brooksville Quarry, LLC	50.00%	$7,546	14,461	(42)	(21)
BC FRP Realty, LLC	50.00%	5,485	22,115	(90)	(45)
Bryant Street Partnerships	61.36%	58,253	203,480	(4,787)	(3,186)
Aberdeen Station Loan		917	917	—	—
DST Hickory Creek	26.65%	6,000	45,186	(271)	171
Amber Ridge Loan		6,234	6,234	—	—
1800 Half St. Owner, LLC	61.37%	39,112	119,957	—	(64)
Greenville/Woodfield Partnerships	40.00%	16,108	92,947	(563)	(225)
Total		$139,655	505,297	(5,753)	(3,370)
23

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of June 30, 2022, are summarized in the following two tables (in thousands):

	As of June 30, 2022					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	195,633	43,124	119,311	92,149	$450,217
Cash and cash equivalents	0	2,831	579	646	466	4,522
Unrealized rents & receivables	0	4,859	1,181	0	14	6,054
Deferred costs	0	157	302	0	318	777
Total Assets	$0	203,480	45,186	119,957	92,947	$461,570

Secured notes payable	$0	128,697	29,360	47,128	51,148	$256,333
Other liabilities	0	3,077	144	11,876	3,402	18,499
Capital - FRP	0	54,814	4,179	37,414	15,359	111,766
Capital – Third Parties	0	16,892	11,503	23,539	23,038	74,972
Total Liabilities and Capital	$0	203,480	45,186	119,957	92,947	$461,570

	As of June 30, 2022
	Brooksville	BC FRP	Aberdeen	Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Loan	Loan	Mixed Use	Total

Investments in real estate, net	$14,279	21,305	917	6,234	450,217	$492,952
Cash and cash equivalents	178	224	0	0	4,522	4,924
Unrealized rents & receivables	0	431	0	0	6,054	6,485
Deferred costs	4	155	0	0	777	936
Total Assets	$14,461	22,115	917	6,234	461,570	$505,297

Secured notes payable	$0	11,093	0	0	256,333	$267,426
Other liabilities	42	164	0	0	18,499	18,705
Capital - FRP	7,546	5,429	917	6,234	111,766	131,892
Capital - Third Parties	6,873	5,429	0	0	74,972	87,274
Total Liabilities and Capital	$14,461	22,115	917	6,234	461,570	$505,297

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

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty	Consolidated	66%
The Maren apartments Washington, D.C. 264 residential units and 6,758 square feet of retail	MRP Realty	Consolidated as of March 31, 2021	70.41%
DST Hickory Creek 294 apartment units in Henrico County, MD	Capital Square	Cost Method	26.6%

Second Quarter Operational Highlights

•	Dock 79 ended the reporting period with average residential occupancy above 95% for the fifth straight quarter
•	7.33% increase on renewals at Dock 79
•	Best second quarter of revenue for mining royalties in segment’s history
•	55.1% increase in Asset Management Revenue versus same period last year
•	16.0% increase in NOI ($6.94 million vs $5.98 million) compared to same period last year

Comparative Results of Operations for the Three months ended June 30, 2022 and 2021

Consolidated Results

(dollars in thousands)	Three Months Ended June 30,
2022		2021	Change	%
Revenues:
Lease Revenue	$6,745	$5,861	$884	15.1%
Mining lands lease revenue	2,883	2,634	249	9.5%
Total Revenues	9,628	8,495	1,133	13.3%

Cost of operations:
Depreciation/Depletion/Amortization	2,868	4,388	(1,520)	-34.6%
Operating Expenses	1,541	1,394	147	10.5%
Property Taxes	1,041	1,000	41	4.1%
Management company indirect	805	822	(17)	-2.1%
Corporate Expense	1,307	1,050	257	24.5%
Total cost of operations	7,562	8,654	(1,092)	-12.6%

Total operating profit (loss)	2,066	(159)	2,225	-1399.4%

Net investment income	1,120	1,048	72	6.9%
Interest Expense	(739)	(446)	(293)	65.7%
Equity in loss of joint ventures	(1,766)	(1,118)	(648)	58.0%
Gain on sale of real estate	—	805	(805)	-100.0%
Income before income taxes	681	130	551	423.8%
Provision for (benefit from) income taxes	99	(151)	250	-165.6%

Net income	582	281	301	107.1%
Gain (loss) attributable to noncontrolling interest	(75)	199	(274)	-137.7%
Net income attributable to the Company	$657	$82	$575	701.2%

Net income for the second quarter of 2022 was $657,000 or $.07 per share versus $82,000 or $.01 per share in the same period last year. The second quarter of 2022 was impacted by the following items:

  The quarter includes $152,000 amortization expense compared to $1,868,000 in the same quarter last year of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
  Interest expense increased $293,000 compared to the same quarter last year due to capitalizing less interest due to the lower amount of in-house and joint venture projects under development.
  Equity in loss of Joint Ventures increased $648,000 primarily due to increased depreciation and amortization at our joint ventures due to buildings placed in service.
  The same quarter last year included $805,000 for an easement and sale of excess land in the Mining Royalty Lands Segment.

Asset Management Segment Results

	Three months ended June 30
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$912	100.0%	588	100.0%	324	55.1%

Depreciation, depletion and amortization	230	25.2%	134	22.8%	96	71.6%
Operating expenses	111	12.2%	74	12.6%	37	50.0%
Property taxes	52	5.7%	42	7.1%	10	23.8%
Management company indirect	100	10.9%	210	35.7%	(110)	-52.4%
Corporate expense	225	24.7%	288	49.0%	(63)	-21.9%

Cost of operations	718	78.7%	748	127.2%	(30)	-4.0%

Operating profit (loss)	$194	21.3%	(160)	-27.2%	354	-221.3%

Total revenues in this segment were $912,000, up $324,000 or 55.1%, over the same period last year. Operating profit was $194,000, up $354,000 from an operating loss of $(160,000) in the same quarter last year. Operating profit is up primarily because Cranberry Run is now 100% leased and occupied compared to 77.6% leased and 59.7% occupied at the end of the same quarter last year. Revenues are up because of Cranberry Run as well as the addition of our two most recent spec buildings at Hollander Business Park which were under construction during the same period last year.

Mining Royalty Lands Segment Results

	Three months ended June 30
(dollars in thousands)	2022	%	2021	%	Change	%

Mining lands lease revenue	$2,883	100.0%	2,634	100.0%	249	9.5%

Depreciation, depletion and amortization	189	6.6%	58	2.2%	131	225.9%
Operating expenses	17	0.6%	12	0.5%	5	41.7%
Property taxes	69	2.4%	68	2.6%	1	1.5%
Management company indirect	110	3.8%	96	3.6%	14	14.6%
Corporate expense	148	5.1%	108	4.1%	40	37.0%

Cost of operations	533	18.5%	342	13.0%	191	55.8%

Operating profit	$2,350	81.5%	2,292	87.0%	58	2.5%

Total revenues in this segment were $2,883,000 versus $2,634,000 in the same period last year. Total operating profit in this segment was $2,350,000, an increase of $58,000 versus $2,292,000 in the same period last year. This increase is primarily the result of the additional royalties from the acquisition in Astatula, FL which we completed at the beginning of this quarter.

Development Segment Results

	Three months ended June 30
(dollars in thousands)	2022	2021	Change

Lease revenue	$408	451	(43)

Depreciation, depletion and amortization	47	53	(6)
Operating expenses	80	45	35
Property taxes	356	364	(8)
Management company indirect	506	400	106
Corporate expense	816	522	294

Cost of operations	1,805	1,384	421

Operating loss	$(1,397)	(933)	(464)

With respect to ongoing projects:

  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.” Of the $18.5 million in committed capital to the project, $16.8 million in principal draws have taken place to date. Through the end of the first half of 2022, 99 of the 187 units have been sold, and we have received $13,040,000 in preferred interest and principal to date.
  Bryant Street is a mixed-use joint venture between the Company and MRP in Washington, DC consisting of four buildings, The Coda, The Chase 1A, The Chase 1B, and one commercial building 90% leased to an Alamo Draft House movie theater. At quarter end, the Coda was 96.75% leased and 95.45% occupied, The Chase 1B was 85.71% leased and 78.26% occupied, and The Chase 1A was 72.67% leased and 62.79% occupied. In total, at quarter end, Bryant Street’s 487 residential units were 84.6% leased and 78.2% occupied. Its commercial space was 82.5% leased and 69.2% occupied at quarter end.
  We began construction on our 1800 Half Street joint venture project, now known as The Verge, at the end of August 2020. We expect the building to be complete in the third quarter of 2022. As of the end of the second quarter, the project was 91.34% complete. This is our third mixed use project in the Anacostia waterfront submarket in Washington, DC.
  Leasing began on Riverside in the third quarter 2021 and the building was 97% leased and 91% occupied at the end of the quarter. .408 Jackson is our second joint venture project in Greenville and is currently under construction. This project is 94.09% complete and we expect to complete construction and begin leasing in fourth quarter of 2022.

Stabilized Joint Venture Segment Results

	Three months ended June 30
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$5,425	100.0%	4,822	100.0%	603	12.5%

Depreciation, depletion and amortization	2,402	44.3%	4,143	85.9%	(1,741)	-42.0%
Operating expenses	1,333	24.6%	1,263	26.2%	70	5.5%
Property taxes	564	10.4%	526	10.9%	38	7.2%
Management company indirect	89	1.6%	116	2.4%	(27)	-23.3%
Corporate expense	118	2.2%	132	2.8%	(14)	-10.6%

Cost of operations	4,506	83.1%	6,180	128.2%	(1,674)	-27.1%

Operating profit (loss)	$919	16.9%	(1,358)	-28.2%	2,277	-167.7%
27

Total revenues in this segment were $5,425,000, an increase of $603,000 versus $4,822,000 in the same period last year. The Maren’s revenue was $2,457,000 and Dock 79 revenues increased $307,000. Total operating profit in this segment was $919,000 an increase of $2,277,000 versus an operating loss of $(1,358,000) in the same period last year. Net Operating Income this quarter for this segment was $3,533,000, up $496,000 or 16.3% compared to the same quarter last year.

At the end of June, The Maren was 93.93% leased and 96.21% occupied. Average residential occupancy for the quarter was 95.34%, and 65.38% of expiring leases renewed with an average rent increase on renewals of 4.60%. The Maren is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 70.41% ownership.

Dock 79’s average residential occupancy for the quarter was 96.39%, and at the end of the quarter, Dock 79’s residential units were 94.8% leased and 94.1% occupied. This quarter, 60.78% of expiring leases renewed with an average rent increase on renewals of 7.33%. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Second quarter distributions from our CS1031 Hickory Creek DST investment were $86,000.

Six Months Operational Highlights

•	34.7% increase in asset management revenue versus first six months of last year
•	Highest six-month total of mining royalties revenue in segment’s history
•	65.52% renewal rate at Dock 79 with 6.41% increase on renewals through first six months
•	24.0% increase in NOI ($12.67 million vs $10.22 million) compared to first six months last year

Comparative Results of Operations for the Six months ended June 30, 2022 and 2021

Consolidated Results

(dollars in thousands)	Six Months Ended June 30,
2022		2021	Change	%
Revenues:
Lease Revenue	$13,027	$9,399	$3,628	38.6%
Mining lands lease revenue	5,308	4,949	359	7.3%
Total Revenues	18,335	14,348	3,987	27.8%

Cost of operations:
Depreciation/Depletion/Amortization	5,766	5,831	(65)	-1.1%
Operating Expenses	3,349	2,235	1,112	49.8%
Property Taxes	2,069	1,778	291	16.4%
Management company indirect	1,579	1,392	187	13.4%
Corporate Expense	2,142	1,829	313	17.1%
Total cost of operations	14,905	13,065	1,840	14.1%

Total operating profit	3,430	1,283	2,147	167.3%

Net investment income	2,018	2,423	(405)	-16.7%
Interest Expense	(1,477)	(1,371)	(106)	7.7%
Equity in loss of joint ventures	(3,370)	(2,753)	(617)	22.4%
Gain on remeasurement of investment in real estate partnership	—	51,139	(51,139)	-100.0%
Gain on sale of real estate	733	805	(72)	-8.9%
Income before income taxes	1,334	51,526	(50,192)	-97.4%
Provision for income taxes	348	10,370	(10,022)	-96.6%

Net income	986	41,156	(40,170)	-97.6%
Gain (loss) attributable to noncontrolling interest	(343)	12,701	(13,044)	-102.7%
Net income attributable to the Company	$1,329	$28,455	$(27,126)	-95.3%

Net income attributable to the Company for the first half of 2022 was $1,329,000 or $.14 per share versus $28,455,000 or $3.03 per share in the same period last year. The first half of 2022 was impacted by the following items:

  The period includes $468,000 amortization expense compared to $1,868,000 in the same period last year of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
  The period includes $733,000 gain on sales of excess property at Brooksville while the same quarter last year included $805,000 for a Grandin easement and sale of Brooksville excess land.
  Interest income decreased $405,000 due to bond maturities and the repayment of the Company’s preferred interest in The Maren upon the building’s refinancing.
  Equity in loss of Joint Ventures increased $617,000 primarily due to increased depreciation and amortization at our joint ventures due to buildings placed in service.

Net income for the first half of 2021 included a gain of $51.1 million on the remeasurement of investment in The Maren real estate partnership, which is included in Income before income taxes. This gain on remeasurement was mitigated by a $10.1 million provision for taxes and $14.0 attributable to noncontrolling interest.

Asset Management Segment Results

	Six months ended June 30
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$1,751	100.0%	1,300	100.0%	451	34.7%

Depreciation, depletion and amortization	464	26.5%	271	20.8%	193	71.2%
Operating expenses	279	15.9%	213	16.4%	66	31.0%
Property taxes	105	6.0%	80	6.2%	25	31.3%
Management company indirect	192	11.0%	377	29.0%	(185)	-49.1%
Corporate expense	369	21.1%	502	38.6%	(133)	-26.5%

Cost of operations	1,409	80.5%	1,443	111.0%	(34)	-2.4%

Operating profit (loss)	$342	19.5%	(143)	-11.0%	485	-339.2%

Total revenues in this segment were $1,751,000, up $451,000 or 34.7%, over the same period last year. Operating profit was $342,000, up $485,000 from an operating loss of $(143,000) in the same period last year.

Mining Royalty Lands Segment Results

	Six months ended June 30
(dollars in thousands)	2022	%	2021	%	Change	%

Mining lands lease revenue	$5,308	100.0%	4,949	100.0%	359	7.3%

Depreciation, depletion and amortization	244	4.6%	123	2.5%	121	98.4%
Operating expenses	32	0.6%	23	0.5%	9	39.1%
Property taxes	134	2.5%	131	2.6%	3	2.3%
Management company indirect	217	4.1%	178	3.6%	39	21.9%
Corporate expense	242	4.6%	189	3.8%	53	28.0%

Cost of operations	869	16.4%	644	13.0%	225	34.9%

Operating profit	$4,439	83.6%	4,305	87.0%	134	3.1%

Total revenues in this segment were $5,308,000 versus $4,949,000 in the same period last year. Total operating profit in this segment was $4,439,000, an increase of $134,000 versus $4,305,000 in the same period last year.

Development Segment Results

	Six months ended June 30
(dollars in thousands)	2022	2021	Change

Lease revenue	$791	768	23

Depreciation, depletion and amortization	92	106	(14)
Operating expenses	291	71	220
Property taxes	711	727	(16)
Management company indirect	996	661	335
Corporate expense	1,337	941	396

Cost of operations	3,427	2,506	921

Operating loss	$(2,636)	(1,738)	(898)

Stabilized Joint Venture Segment Results

	Six months ended June 30
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$10,485	100.0%	7,331	100.0%	3,154	43.0%

Depreciation, depletion and amortization	4,966	47.4%	5,331	72.7%	(365)	-6.8%
Operating expenses	2,747	26.2%	1,928	26.3%	819	42.5%
Property taxes	1,119	10.7%	840	11.5%	279	33.2%
Management company indirect	174	1.6%	176	2.4%	(2)	-1.1%
Corporate expense	194	1.8%	197	2.7%	(3)	-1.5%

Cost of operations	9,200	87.7%	8,472	115.6%	728	8.6%

Operating profit (loss)	$1,285	12.3%	(1,141)	-15.6%	2,426	-212.6%

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

Total revenues in this segment were $10,485,000, an increase of $3,154,000 versus $7,331,000 in the same period last year. The Maren’s revenue was $4,866,000 and Dock 79 revenues increased $450,000. Total operating profit in this segment was $1,285,000, an increase of $2,426,000 versus an operating loss of $(1,141,000) in the same period last year. Net Operating Income for this segment was $6,670,000, up $2,099,000 or 45.92% compared to the same period last year. All of these increases over the first six months last year are primarily due to the Maren’s consolidation into this segment in March 31, 2021.

The Maren’s average residential occupancy for the first six months of 2022 was 95.24%, and 63.53% of expiring leases renewed with an average rent increase on renewals of 3.69%. The Maren is a joint venture between the

Company and MRP, in which FRP Holdings, Inc. is the majority partner with 70.41% ownership.

Dock 79’s average residential occupancy for the first six months of 2022 was 95.79%. Through the first six months of the year, 65.52% of expiring leases renewed with a 6.41% increase on renewals. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

Distributions from our CS1031 Hickory Creek DST investment were $171,000 for the first six months of the year.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2022, we had $159,262,000 of cash and cash equivalents. As of June 30, 2022, we had no debt borrowed under our $20 million Wells Fargo revolver, $506,000 outstanding under letters of credit and $19,494,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended June 30,
	2022	2021
Total cash provided by (used for):
Operating activities	$8,807	10,963
Investing activities	(9,950)	52,438
Financing activities	(1,116)	844
Increase (decrease) in cash and cash equivalents	$(2,259)	64,245

Outstanding debt at the beginning of the period	178,409	89,964
Outstanding debt at the end of the period	178,483	178,334

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2022 was $8,807,000 versus $10,963,000 in the same period last year. In the prior year the Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities.

At June 30, 2022, the Company was invested in U.S. Treasury notes valued at $140,883,000 maturing in late 2022 through 2024. The unrealized loss on these investments of $1,699,000 was recorded as part of comprehensive income and based on the market value (Level 1).

Investing Activities - Net cash used in investing activities for the six months ended June 30, 2022 was $9,950,000 versus cash provided by investing activities of $52,438,000 in the same period last year. The $62 million decrease was primarily due to a $10.6 million increase in the purchase of property, $38.2 million decrease on maturities and sales of our corporate bond portfolio, a $10.4 million decrease on the return of our preferred equity financing with the prior year including interest of $16.1 million from The Maren, and the prior year including $3.7 million for cash on the books of The Maren upon consolidation.

Financing Activities – Net cash used in investing activities was $1,116,000 versus cash provided of $844,000 in the same period last year primarily due to the prior year refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2022, these covenants would have limited our ability to pay dividends to a maximum of $246 million combined.

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

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2022 to include approximately $36.4 million for real estate including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Impact of the COVID-19 Pandemic. We have continued operations throughout the pandemic and have made every effort to act in accordance with national, state, and local regulations and guidelines. During 2020, Dock 79 and The Maren most directly suffered the impacts to our business from the pandemic due to our retail tenants being unable to operate at capacity, the lack of attendance at the Washington Nationals baseball park and the rent freeze imposed by the District. In 2021, the Delta and Omicron variants of the virus impacted our businesses, but because of the vaccine and efforts to reopen the economy, while still affected, they were not impacted to the extent that they were in 2020. Bryant Street has continued to experience the impact of the pandemic as result of low ridership on the DC Metro, easy access to which was one of the principal features/amenities of the development. It is possible that this version of the virus and its succeeding variants may impact our ability to lease retail spaces in Washington, D.C. and Greenville. We expect our business to be affected by the pandemic for as long as government intervention and regulation is required to combat the threat.

Summary and Outlook. Royalty revenue for the quarter was up 9.44% versus the same period last year and revenue for the first six months increased 7.26% versus the same period the year before. This is the highest second-quarter revenue total in this segment’s history, the highest six-month revenue total in the segment’s history, and the first time we have ever eclipsed $5 million in revenue in the first six months (or any six-month period). As mentioned previously, this jump in revenue is primarily the result of the acquisition we completed at the beginning of this quarter of a new mining royalty property in Astatula, FL. The additional royalties along with increased infrastructure spending and pressure on supply should continue to help push price and volumes and drive this segment forward.

This is the first full quarter where we have had the ability to raise rents on renewals at Dock 79 and the Maren. Both properties performed well with 65.38% of expiring leases at the Maren renewing with an average increase of 4.60%, and 60.78% of expiring leases at Dock 79 renewing with an average of 7.33%. When we could not renew an existing residential lease and instead signed a new tenant, we saw in increase in rent on these “trade-outs” of 11.75% at Dock 79 and 10.58% at The Maren. Dock 79 experienced the effects of the rent freeze to a greater extent than the Maren, so it is not surprising that a return to market rents has had a greater effect on its renewal increases as well as these trade-

outs. Increased inflation has also played a part in driving these increases. However, we believe that this also speaks to the demand these assets generate in a competitive market and confirms our “long” position in this submarket with these assets as well as the ones we have in our development pipeline.

Demand for industrial space remains high and Asset Management’s performance this quarter speaks to that. Cranberry Run is 100% leased and occupied for the second straight quarter and as a result achieved first six-month revenues 34.19% higher than last year. Our other two properties (our home office in Maryland and Vulcan’s former Jacksonville office) remain essentially unchanged and fully leased. As to the immediate future of this segment, we anticipate shell completion of our final building at Hollander by the end of 2022. This 101,750 square foot warehouse is a build-to-suit with a 10-year lease, which will positively impact revenue, operating profit, and NOI for some time.

Looking back on the first six months, the numbers speak to both organic growth in all our income producing segments as well as the benefit of two full quarters of a stabilized and consolidated Maren. The one major headwind in our income statement is the increase in equity in loss in joint venture. This is both a function of the equity method of accounting and the nature of our multifamily assets prior to stabilization. What one line item encompassing several properties simply cannot tell you, and perhaps where an NOI number is more illustrative, is how we are incrementally growing the value of this Company. Development and lease-up are always going to be expensive and a damper on earnings, and, good, bad, or indifferent, are simply the price you pay for future income and cashflow. We count ourselves extremely fortunate to have a shareholder base that can see the big picture and understands what we are building towards.

We have several meaningful events and milestones heading our way with what remains of the year: the stabilization of both Bryant Street; stabilization and permanent financing for Riverside; completion of construction on and the commencement of leasing for both .408 Jackson in Greenville and The Verge in Washington, DC. We are working diligently to conservatively convert our existing cash into new investments, cautiously optimistic as ever, but ever mindful of our duty to be responsible stewards of your capital.

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

Net Operating Income Reconciliation
Six months ended 06/30/22 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	$249	(3,351)	(92)	3,758	422	986
Income Tax Allocation	93	(1,242)	92	1,393	12	348
Income (loss) before income taxes	342	(4,593)	—	5,151	434	1,334

Less:
Unrealized rents	196	—	—	105	—	301
Gain on sale of real estate	—	—	—	733	—	733
Equity in gain of Joint Ventures	—	—	171	—	—	171
Interest income	—	1,563	—	—	455	2,018
Plus:
Unrealized rents	—	—	51	—	—	51
Equity in loss of Joint Ventures	—	3,520	—	21	—	3,541
Interest Expense	—	—	1,456	—	21	1,477
Depreciation/Amortization	464	92	4,966	244	—	5,766
Management Co. Indirect	192	996	174	217	—	1,579
Allocated Corporate Expenses	369	1,337	194	242	—	2,142

Net Operating Income (loss)	$1,171	(211)	6,670	5,037	—	12,667
33

Net Operating Income Reconciliation
Six months ended 06/30/21 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	$(123)	(1,629)	38,591	3,731	586	41,156
Income Tax Allocation	(46)	(604)	9,601	1,383	36	10,370
Income (loss) before income taxes	(169)	(2,233)	48,192	5,114	622	51,526

Less:
Gain on remeasurement of real estate investment	—	—	51,139	—	—	51,139
Gain on investment land sold	—	—	—	831	—	831
Unrealized rents	11	—	—	113	—	124
Interest income	—	1,779	—	—	644	2,423
Plus:
Unrealized rents	—	—	8	—	—	8
Loss on sale of land	26	—	—	—	—	26
Equity in loss of Joint Venture	—	2,274	457	22	—	2,753
Interest Expense	—	—	1,349	—	22	1,371
Depreciation/Amortization	271	106	5,331	123	—	5,831
Management Co. Indirect	377	661	176	178	—	1,392
Allocated Corporate Expenses	502	941	197	189	—	1,829

Net Operating Income (loss)	$996	(30)	4,571	4,682	—	10,219

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at June 30, 2022 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at June 30, 2022, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of June 30, 2022, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

FRP Holdings, Inc.

Date: August 12, 2022	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
37

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2022

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

