Form 10-Q
period 2022-09-30
FRP HOLDINGS, INC.
filed 2022-11-14
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2022
Common Stock, $.10 par value per share	9,455,096 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2022

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	September 30, 2022	December 31, 2021
Assets:
Real estate investments at cost:
Land	$141,564	123,397
Buildings and improvements	268,132	265,278
Projects under construction	13,295	8,668
Total investments in properties	422,991	397,343
Less accumulated depreciation and depletion	54,523	46,678
Net investments in properties	368,468	350,665

Real estate held for investment, at cost	10,079	9,722
Investments in joint ventures	147,703	145,443
Net real estate investments	526,250	505,830

Cash and cash equivalents	144,783	161,521
Cash held in escrow	582	752
Accounts receivable, net	1,530	793
Investments available for sale at fair value	—	4,317
Federal and state income taxes receivable	—	1,103
Unrealized rents	830	620
Deferred costs	2,469	2,726
Other assets	546	528
Total assets	$676,990	678,190

Liabilities:
Secured notes payable	$178,520	178,409
Accounts payable and accrued liabilities	4,720	6,137
Other liabilities	1,886	1,886
Federal and state income taxes payable	456	—
Deferred revenue	346	369
Deferred income taxes	64,180	64,047
Deferred compensation	1,310	1,302
Tenant security deposits	887	790
Total liabilities	252,305	252,940

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,455,096 and 9,411,028 shares issued and outstanding, respectively	945	941
Capital in excess of par value	59,148	57,617
Retained earnings	339,561	337,752
Accumulated other comprehensive income (loss), net	(1,420)	113
Total shareholders’ equity	398,234	396,423
Noncontrolling interest MRP	26,451	28,827
Total equity	424,685	425,250
Total liabilities and equity	$676,990	678,190

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
Revenues:
Lease revenue	$6,823	6,224	19,850	15,623
Mining lands lease revenue	2,471	2,249	7,779	7,198
Total Revenues	9,294	8,473	27,629	22,821

Cost of operations:
Depreciation, depletion and amortization	2,744	3,796	8,510	9,627
Operating expenses	1,967	1,557	5,316	3,792
Property taxes	1,034	986	3,103	2,764
Management company indirect	966	745	2,545	2,137
Corporate expenses (Note 4 Related Party)	734	657	2,876	2,486
Total cost of operations	7,445	7,741	22,350	20,806

Total operating profit	1,849	732	5,279	2,015

Net investment income	1,188	943	3,206	3,366
Interest expense	(738)	(414)	(2,215)	(1,785)
Equity in loss of joint ventures	(1,878)	(1,244)	(5,248)	(3,997)
Gain on remeasurement of investment in real estate partnership	—	—	—	51,139
Gain on sale of real estate	141	—	874	805

Income before income taxes	562	17	1,896	51,543
Provision for income taxes	178	130	526	10,500

Net income (loss)	384	(113)	1,370	41,043
Gain (loss) attributable to noncontrolling interest	(96)	(465)	(439)	12,236
Net income attributable to the Company	$480	352	1,809	28,807

Earnings per common share:
Net income attributable to the Company-
Basic	$0.05	0.04	0.19	3.08
Diluted	$0.05	0.04	0.19	3.07

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,397	9,363	9,382	9,352
-diluted earnings per common share	9,433	9,399	9,423	9,390

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
Net income (loss)	$384	(113)	1,370	41,043
Other comprehensive income (loss) net of tax:
Unrealized loss on investments sale, net of income tax effect of $(120), $(28), $(568) and $(179)	(324)	(75)	(1,533)	(482)

Comprehensive income (loss)	$60	(188)	(163)	40,561

Less comp. income attributable to Noncontrolling interest	$(96)	(465)	(439)	12,236

Comprehensive income attributable to the Company	$156	277	276	28,325

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands) (Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$1,370	41,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,696	9,772
Deferred income taxes	133	9,273
Equity in loss of joint ventures	5,248	3,997
Gain on remeasurement of invest in real estate partnership	—	(51,139)
Gain on sale of equipment and property	(901)	(876)
Stock-based compensation	1,302	1,006
Net changes in operating assets and liabilities:
Accounts receivable	(737)	639
Deferred costs and other assets	(2,160)	151
Accounts payable and accrued liabilities	(1,440)	(442)
Income taxes payable and receivable	1,559	2,539
Other long-term liabilities	105	437
Net cash provided by operating activities	13,175	16,400

Cash flows from investing activities:
Investments in properties	(26,137)	(11,555)
Investments in joint ventures	(20,838)	(10,031)
Return of capital from investments in joint ventures	13,327	20,100
Proceeds from sales of investments available for sale	4,317	69,865
Cash at consolidation of real estate partnership	—	3,704
Proceeds from the sale of assets	952	934
Cash held in escrow	170	30
Net cash (used in) provided by investing activities	(28,209)	73,047

Cash flows from financing activities:
Proceeds from long-term debt	—	92,070
Repayment of long-term debt	—	(90,000)
Debt issue costs	—	(704)
Distribution to noncontrolling interest	(1,937)	(1,846)
Repurchase of company stock	—	(264)
Exercise of employee stock options	233	269
Net cash used in financing activities	(1,704)	(475)

Net increase (decrease) in cash and cash equivalents	(16,738)	88,972
Cash and cash equivalents at beginning of year	161,521	73,909
Cash and cash equivalents at end of the period	$144,783	162,881

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	2,212	1,781
Income taxes	(1,734)	(1,490)

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands, except share amounts) (Unaudited)

					Accumulated
					Other Comp-	Total
			Capital in		rehensive	Share	Non-
	Common Stock		Excess of	Retained	Income	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	(loss), net	Equity	Interest	Equity
Balance at July 1, 2022	9,455,096	$945	$58,872	$339,081	$(1,096)	$397,802	$27,135	$424,937
Stock option grant compensation	—	—	18	—	—	18	—	18
Restricted stock compensation	—	—	258	—	—	258	—	258
Net income	—	—	—	480	—	480	(96)	384
Distributions to partners	—	—	—	—	—	—	(588)	(588)
Unrealized loss on investment, net	—	—	—	—	(324)	(324)	—	(324)
Balance at September 30, 2022	9,455,096	$945	$59,148	$339,561	$(1,420)	$398,234	$26,451	$424,685

Balance at January 1, 2022	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827	$425,250
Stock option grant compensation	—	—	52	—	—	52	—	52
Restricted stock compensation	—	—	550	—	—	550	—	550
Shares granted to Employees	865	—	50	—	—	50	—	50
Restricted stock award	21,464	2	(2)	—	—	—	—	—
Shares granted to Directors	11,232	1	649	—	—	650	—	650
Forfeiture of restricted stock award	(1,363)	—	—	—	—	—	—	—
Exercise of stock options	11,870	1	232	—	—	233	—	233
Net income	—	—	—	1,809	—	1,809	(439)	1,370
Distributions to partners	—	—	—	—	—	—	(1,937)	(1,937)
Unrealized loss on investment, net	—	—	—	—	(1,533)	(1,533)	—	(1,533)
Balance at September 30, 2022	9,455,096	$945	$59,148	$339,561	$(1,420)	$398,234	$26,451	$424,685

Balance at July 1, 2021	9,411,028	$941	$57,360	$337,992	$268	$396,561	$31,724	$428,285
Stock option grant compensation	—	—	17	—	—	17	—	17
Restricted stock compensation	—	—	135	—	—	135	—	135
Net income	—	—	—	352	—	352	(465)	(113)
Distributions to partners	—	—	—	—	—	—	(1,319)	(1,319)
Unrealized loss on investment, net	—	—	—	—	(75)	(75)	—	(75)
Balance at September 30, 2021	9,411,028	$941	$57,512	$338,344	$193	$396,990	$29,940	$426,930

Balance at January 1, 2021	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653
Stock option grant compensation	—	—	52	—	—	52	—	52
Restricted stock compensation	—	—	404	—	—	404	—	404
Shares granted to Employees	1,098	—	50	—	—	50	—	50
Restricted stock award	27,778	3	(3)	—	—	—	—	—
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Exercise of stock options	15,334	1	268	—	—	269	—	269
Shares purchased and cancelled	(6,004)	—	(37)	(227)	—	(264)	—	(264)
Contributions from partners	—	—	—	—	—	—	4,551	4,551
Net income	—	—	—	28,807	—	28,807	12,236	41,043
Distributions to partners	—	—	—	—	—	—	(1,846)	(1,846)
Unrealized loss on investment, net	—	—	—	—	(482)	(482)	—	(482)
Balance at September 30, 2021	9,411,028	$941	$57,512	$338,344	$193	$396,990	$29,940	$426,930

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. is a holding company engaged in the investment and development of real estate , namely (i) leasing and management of industrial and commercial properties owned by The Company, (ii) leasing and management of mining royalty land owned by The Company, (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office, (iv) management of mixed use residential/retail properties owned through our joint ventures.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2021.

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

Operating results and certain other financial data for the Company’s Business Segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Asset management	$935	619	2,686	1,919
Mining royalty lands	2,471	2,249	7,779	7,198
Development	412	401	1,203	1,169
Stabilized Joint Venture	5,476	5,204	15,961	12,535
	9,294	8,473	27,629	22,821

Operating profit (loss):
Before corporate expenses:
Asset management	$392	169	1,103	528
Mining royalty lands	2,083	2,037	6,764	6,531
Development	(865)	(404)	(2,164)	(1,201)
Stabilized Joint Venture	973	(413)	2,452	(1,357)
Operating profit before corporate expenses	2,583	1,389	8,155	4,501
Corporate expenses:
Allocated to asset management	(127)	(180)	(496)	(682)
Allocated to mining royalty lands	(83)	(69)	(325)	(258)
Allocated to development	(457)	(326)	(1,794)	(1,267)
Allocated to stabilized joint venture	(67)	(82)	(261)	(279)
Total corporate expenses	(734)	(657)	(2,876)	(2,486)
	$1,849	732	5,279	2,015

Interest expense	$738	414	2,215	1,785

Depreciation, depletion and amortization:
Asset management	$219	137	683	408
Mining royalty lands	172	38	416	161
Development	47	53	139	159
Stabilized Joint Venture	2,306	3,568	7,272	8,899
	$2,744	3,796	8,510	9,627
Capital expenditures:
Asset management	$202	100	797	318
Mining royalty lands	1	—	11,218	—
Development	8,548	4,237	13,927	10,443
Stabilized Joint Venture	(25)	373	195	794
	$8,726	4,710	26,137	11,555

	September 30,	December 31,
Identifiable net assets	2022	2021

Asset management	$24,468	23,897
Mining royalty lands	48,715	37,627
Development	190,883	176,386
Stabilized Joint Venture	259,369	266,429
Investments available for sale at fair value	—	4,317
Cash items	145,365	162,273
Unallocated corporate assets	8,190	7,261
	$676,990	678,190

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $223,000 and $260,000 for the three months ended September 30, 2022 and 2021 and $670,000 and $772,000 for the nine months ended September 30, 2022 and 2021, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s Outstanding Debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,550)	(1,661)
Credit agreement	—	—
	$178,520	178,409

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of September 30, 2022, there was no debt outstanding on this revolver, $506,000 outstanding under letters of credit and $19,494,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been

4.11529% on September 30, 2022. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2022, these covenants would have limited our ability to pay dividends to a maximum of $246 million combined.

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

Debt cost amortization of $37,000 was recorded during the three months ended September 30, 2022 and 2021 and $111,000 and $113,000 during the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022 and September 30, 2021 the Company capitalized interest costs of $673,000 and $999,000, respectively. During the nine months ended September 30, 2022 and September 30, 2021 the Company capitalized interest costs of $2,019,000 and $2,892,000, respectively.

The Company was in compliance with all debt covenants as of September 30, 2022.

(6) Earnings per Share.

The following details the computations of the Basic and Diluted Earnings Per Common Share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,397	9,363	9,382	9,352

Common shares issuable under share based payment plans which are potentially dilutive	36	36	41	38

Common shares used for diluted earnings per common share	9,433	9,399	9,423	9,390

Net income attributable to the Company	$480	352	1,809	28,807

Earnings per common share:
-basic	$0.05	0.04	0.19	3.08
-diluted	$0.05	0.04	0.19	3.07

For the three and nine months ended September 30, 2022, the Company did not have any outstanding anti-dilutive stock options. For the nine months ended September 30, 2021, 19,950 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

In January 2022, 7,448 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 14,016 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2022 and March 2021, 865 and 1,098 shares of stock, respectively, were granted to employees. In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 365,961 at September 30, 2022.

The Company recorded the following Stock Compensation Expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock option grants	$18	17	52	52
Restricted stock awards	258	135	550	404
Employee stock grant	—	—	50	50
Annual director stock award	—	—	650	500
	$276	152	1,302	1,006

A summary of changes in Outstanding Options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2022	104,755	$37.93	4.8	$1,416
Exercised	(11,870)	$19.69		$(100)
Outstanding at September 30, 2022	92,885	$40.27	4.6	$1,316

Exercisable at September 30, 2022	84,716	$39.72	4.5	$1,181

Vested during nine months ended September 30, 2022	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,240,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,309,000 based on the market closing price of $54.36 on September 30, 2022 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2022 was $77,000, which is expected to be recognized over a weighted-average period of 1.2 years.

A summary of changes in Restricted Stock Awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2022	46,074	$45.88	3.1	$2,114
Time-based awards granted	7,448	57.80		431
Performance-based awards granted	14,016	57.80		810
Vested	(7,813)	46.30		(362)
Forfeited	(1,363)	46.30		(63)
Non-vested at September 30, 2022	58,362	$50.20	3.1	$2,930

Total unrecognized compensation cost of restricted stock granted but not yet vested as of September 30, 2022 was $1,887,000 which is expected to be recognized over a weighted-average period of 3.3 years.

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

As of September 30, 2022, there was $506,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

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

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 22.5% of the Company’s consolidated revenues during the nine months ended September 30, 2022, and $484,000 of accounts receivable at September 30, 2022. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

At September 30, 2022, the Company was invested in U.S. Treasury notes valued at $137,852,000 maturing in late 2022 through 2024. The unrealized loss on these investments of $2,143,000 was recorded as part of comprehensive income and based on the market value (Level 1).

At September 30, 2022 and 2021, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2022, the carrying amount and fair value of such other long-term debt was $180,070,000 and $142,753,000, respectively. At September 30, 2021, the carrying amount and fair value of such other long-term debt was $178,371,000 and $173,634,000, respectively.

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

During the quarter we had two new investments in unconsolidated joint ventures:

Estero - In August of 2022, we invested $3.6 million for a minority interest in a joint venture with Woodfield Development to purchase 46 acres in Estero, FL. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point.

Lending Ventures – In September of 2022, we paid off and extended for up to 3 years the secured note on the property in our BC FRP Realty, LLC joint venture advancing a total of $11.3 million of the maximum commitment of $16 million. This is included in our Lending Ventures investments in the tables that follow along with our residential real estate development investments at Aberdeen and Amber Ridge. The loan on the BC FRP Realty, LLC joint venture statement is reclassified to equity in the Lending Ventures table.

The following table summarizes the Company’s Investments in Unconsolidated Joint Ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of September 30, 2022
Brooksville Quarry, LLC	50.00%	$7,532	14,478	(66)	(33)
BC FRP Realty, LLC	50.00%	5,450	22,088	(185)	(91)
Bryant Street Partnerships	61.36%	57,163	201,572	(7,132)	(4,743)
Lending ventures		16,563	5,379	—	—
DST Hickory Creek	26.65%	6,000	44,646	(420)	281
Estero Partnership	16.00%	3,600	38,500	—	—
1800 Half St. Owner, LLC	61.37%	39,133	129,140	(487)	(299)
Greenville/Woodfield Partnerships	40.00%	12,262	96,620	(908)	(363)
Total		$147,703	552,423	(9,198)	(5,248)
					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2021
Brooksville Quarry, LLC	50.00%	$7,488	14,301	(82)	(41)
BC FRP Realty, LLC	50.00%	5,530	22,470	(230)	(115)
Riverfront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,558	204,082	(6,084)	(4,954)
Aberdeen Station Loan		514	514	—	—
DST Hickory Creek	26.65%	6,000	46,048	(481)	343
Amber Ridge Loan		11,466	11,466	—	—
1800 Half St. Owner, LLC	61.37%	38,693	93,932	12	20
Greenville/Woodfield Partnerships	40.00%	16,194	87,731	(948)	(379)
Total		$145,443	480,544	(8,573)	(5,754)

(1):	Riverfront Holdings II, LLC was consolidated on March 31, 2021. Bryant Street Partnerships included $747,000 in 2021 for the Company’s share of preferred interest and $354,000 in the first nine months of 2022 and $354,000 in the first nine months of 2021 for amortization of guarantee liability related to the Bryant Street loan.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of September 30, 2022 are summarized in the following two tables (in thousands):

	As of September 30, 2022					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	194,062	42,740	128,437	95,420	$460,659
Cash and cash equivalents	0	1,719	391	438	642	3,190
Unrealized rents & receivables	0	5,231	1,230	52	18	6,531
Deferred costs	0	560	285	213	540	1,598
Total Assets	$0	201,572	44,646	129,140	96,620	$471,978

Secured notes payable	$0	128,980	29,371	60,153	63,600	$282,104
Other liabilities	0	3,394	155	8,417	3,557	15,523
Capital - FRP	0	53,275	4,029	37,179	11,439	105,922
Capital – Third Parties	0	15,923	11,091	23,391	18,024	68,429
Total Liabilities and Capital	$0	201,572	44,646	129,140	96,620	$471,978

	As of September 30, 2022
	Brooksville	BC FRP	Lending	Estero	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Partnership	Mixed Use	Total

Investments in real estate, net	$14,307	21,185	5,219	32,626	460,659	$533,996
Cash and cash equivalents	169	208	0	5,874	3,190	9,441
Unrealized rents & receivables	0	433	0	0	6,531	6,964
Deferred costs	2	262	160	0	1,598	2,022
Total Assets	$14,478	22,088	5,379	38,500	471,978	$552,423

Secured notes payable	$0	11,184	(11,184)	16,000	282,104	$298,104
Other liabilities	85	142	0	0	15,523	15,750
Capital - FRP	7,532	5,381	16,563	3,600	105,922	138,998
Capital - Third Parties	6,861	5,381	0	18,900	68,429	99,571
Total Liabilities and Capital	$14,478	22,088	5,379	38,500	471,978	$552,423

The Company’s capital recorded by the unconsolidated Joint Ventures is $8,705,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

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

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(12,770,000) and $(8,942,000) as of September 30, 2022 and December 31, 2021, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Nine Months ended	Nine Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues:
Rental Revenue	$6,718	$1,153	$4,123	$707
Revenue – other	1,306	190	801	117
Total Revenues	8,024	1,343	4,924	824

Cost of operations:
Depreciation and amortization	4,995	1,482	3,065	909
Operating expenses	3,846	1,938	2,360	1,190
Property taxes	878	255	539	156
Total cost of operations	9,719	3,675	5,964	2,255

Total operating loss	(1,695)	(2,332)	(1,040)	(1,431)
Interest expense	(5,437)	(1,234)	(3,703)	(1,803)

Net loss before tax	$(7,132)	$(3,566)	$(4,743)	$(3,234)

The income statements of the Greenville Woodfield Riverside Partnership are as follows (in thousands):

	Woodfield	Woodfield
	Riverside Partnership	Riverside Partnership
	Total JV	Company Share
	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2022	2022
Revenues:
Rental Revenue	$2,234	$894
Revenue – other	125	50
Total Revenues	2,359	944

Cost of operations:
Depreciation and amortization	1,162	465
Operating expenses	906	363
Property taxes	476	190
Total cost of operations	2,544	1,018

Total operating loss	(185)	(74)
Interest expense	(697)	(279)

Net loss before tax	$(882)	$(353)

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

(13) Subsequent Events.

Subsequent to the end of the quarter, our Hickory Creek DST was sold and the Company received $8.83 million from the sale on an investment of $6 million. We are currently exploring opportunities for reinvesting these proceeds

Subsequent to the end of the quarter the Company executed an agreement with Steuart Investment Company (SIC) and MidAtlantic Realty Partners (MRP) for the development of up to ten mixed-use projects in the Capitol Riverfront and Buzzard Point submarkets of Washington, DC. These projects will come from four parcels of land owned by SIC, phases III and IV of The Company’s Riverfront on the Anacostia Development, the site currently leased to Vulcan Materials in Buzzard Point, and the existing mixed use multifamily/retail assets (Dock 79, The Maren, and The Verge) owned by The Company and MRP in the Capitol Riverfront and Buzzard Point submarkets. Upon completion and stabilization, these projects will comprise over 3 million square feet of mixed-use development including 3,000 residential units and 150,000 square feet of retail.

Under the terms of the agreement:

  SIC purchased a share in a tenancy in common in 20% of ownership in Dock 79 and the Maren for $65.3 million, $44.50 million of which is attributable to The Company. Net of the portion of the mortgage assumed by SIC, FRP’s gross proceeds were $19.95 million.
  SIC will have the right to acquire a 10% to 20% share of The Verge, phases 3 and 4 of the Riverfront projects and Square 664E.

When developing SIC parcels, MRP and The Company will be responsible for all predevelopment work including entitlements, permits, zoning approvals, design, budgets, additional equity and construction financing required to begin each project. Any pre-development costs incurred in this process will be converted into equity in the project. The partners will then go through an appraisal process for the land with the purchase price being the appraised value l less the estimated environmental remediation costs. This predevelopment work will be done through a joint venture between MRP and FRP.

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

The following discussion includes a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measure discussed is pro-rata net operating income (NOI). The Company uses this metric to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measure” below in this quarterly report for a more detailed discussion, including reconciliations of this non-GAAP financial measure to its most directly comparable GAAP financial measure.

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

As of September 30, 2022, the Asset Management Segment includes eight buildings at four commercial properties owned by the Company in fee simple as follows:

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

4) Hollander 95 Business Park in Baltimore City, Maryland consists of two buildings totaling 145,590 square feet that were completed in the fourth quarter of 2021 and are 100.0% leased and 57.8% occupied.

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

Development Segment – Warehouse/Office Land.

At September 30, 2022, this segment owned the following development parcels:

1)	Six acres of horizontally developed land at Hollander Business Park in Baltimore, City, Maryland with one 101,750 square feet industrial build-to-suit currently under construction.
2)	55 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that will support 258,545 square feet of industrial development.
4)	170 acres of land in Cecil County, Maryland that will support 900,000 square feet of industrial development.

Mechanics Valley: In September 2022, the Company purchased 170 acres in Cecil County, Maryland for $6.5 million. The project will be capable of supporting 900,000 square feet of industrial product.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,172,000
Hampstead Trade Center, MD	118	Residential zoning applied for in preparation for sale	$10,075,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,552,000
Total	122.5		$23,799,000
23

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 91,661 square feet of retail partially completed	61.36%
Aberdeen Station residential development in Harford County, Maryland		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is entitled to a portion of proceeds from sale	Financing
1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Construction underway on ten-story structure with 344 apartments and 8,356 square feet of ground floor retail	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Construction underway on mixed-use project with 227 multifamily units and 4,539 square feet of retail space began in May 2020	40%
Estero	Woodfield Development	Mixed-use project with 550 multifamily units, 70,000 square feet of commercial space, 40,000 square feet of office space and a boutique 170-key hotel	16%

Joint ventures where FRP is not the primary beneficiary (including those in the Stabilized Joint Venture Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of September 30, 2022
Brooksville Quarry, LLC	50.00%	$7,532	14,478	(66)	(33)
BC FRP Realty, LLC	50.00%	5,450	22,088	(185)	(91)
Bryant Street Partnerships	61.36%	57,163	201,572	(7,132)	(4,743)
Lending ventures		16,563	5,379	—	—
DST Hickory Creek	26.65%	6,000	44,646	(420)	281
Estero Partnership	16.00%	3,600	38,500	—	—
1800 Half St. Owner, LLC	61.37%	39,133	129,140	(487)	(299)
Greenville/Woodfield Partnerships	40.00%	12,262	96,620	(908)	(363)
Total		$147,703	552,423	(9,198)	(5,248)
24

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of September 30, 2022, are summarized in the following two tables (in thousands):

	As of September 30, 2022					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed Use

Investments in real estate, net	$0	194,062	42,740	128,437	95,420	$460,659
Cash and cash equivalents	0	1,719	391	438	642	3,190
Unrealized rents & receivables	0	5,231	1,230	52	18	6,531
Deferred costs	0	560	285	213	540	1,598
Total Assets	$0	201,572	44,646	129,140	96,620	$471,978

Secured notes payable	$0	128,980	29,371	60,153	63,600	$282,104
Other liabilities	0	3,394	155	8,417	3,557	15,523
Capital - FRP	0	53,275	4,029	37,179	11,439	105,922
Capital – Third Parties	0	15,923	11,091	23,391	18,024	68,429
Total Liabilities and Capital	$0	201,572	44,646	129,140	96,620	$471,978

	As of September 30, 2022
	Brooksville	BC FRP	Lending	Estero	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Partnership	Mixed Use	Total

Investments in real estate, net	$14,307	21,185	5,219	32,626	460,659	$533,996
Cash and cash equivalents	169	208	0	5,874	3,190	9,441
Unrealized rents & receivables	0	433	0	0	6,531	6,964
Deferred costs	2	262	160	0	1,598	2,022
Total Assets	$14,478	22,088	5,379	38,500	471,978	$552,423

Secured notes payable	$0	11,184	(11,184)	16,000	282,104	$298,104
Other liabilities	85	142	0	0	15,523	15,750
Capital - FRP	7,532	5,381	16,563	3,600	105,922	138,998
Capital - Third Parties	6,861	5,381	0	18,900	68,429	99,571
Total Liabilities and Capital	$14,478	22,088	5,379	38,500	471,978	$552,423

Stabilized Joint Venture Segment.

At quarter end, the segment included four stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. From March 2020 through the end of 2021, we were prohibited from increasing rent on renewals by emergency measures in Washington, DC designed to ease the burden of the pandemic on its citizens. These measures expired at the end of 2021. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another 5 years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The four stabilized joint venture properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty	Consolidated	66%
The Maren apartments Washington, D.C. 264 residential units and 6,758 square feet of retail	MRP Realty	Consolidated as of March 31, 2021	70.41%
Riverside property 1430 Hampton Avenue, Greenville, SC	Woodfield Development	Equity Method	40%
DST Hickory Creek 294 apartment units in Henrico County, MD	Capital Square	Cost Method	26.6%

Third Quarter Operational Highlights

•	41.6% increase in Pro-rata NOI ($6.24 million vs $4.41 million) over third quarter 2021
•	6.09% increase on renewals at Dock 79
•	8.06% increase on renewals at The Maren
•	9.85% increase in mining royalty revenue over third quarter 2021
•	51.1% increase in Asset Management Revenue versus same period last year
•	Riverside achieved stabilization this quarter and is now part of our Stabilized JV segment. At quarter end the JV was 95% leased and 92% occupied.
•	Lease-up now underway at The Verge

Comparative Results of Operations for the Three months ended September 30, 2022 and 2021

Consolidated Results

(dollars in thousands)	Three Months Ended September 30,
2022		2021	Change	%
Revenues:
Lease Revenue	$6,823	$6,224	$599	9.6%
Mining lands lease revenue	2,471	2,249	222	9.9%
Total Revenues	9,294	8,473	821	9.7%

Cost of operations:
Depreciation/Depletion/Amortization	2,744	3,796	(1,052)	-27.7%
Operating Expenses	1,967	1,557	410	26.3%
Property Taxes	1,034	986	48	4.9%
Management company indirect	966	745	221	29.7%
Corporate Expense	734	657	77	11.7%
Total cost of operations	7,445	7,741	(296)	-3.8%

Total operating profit (loss)	1,849	732	1,117	152.6%

Net investment income	1,188	943	245	26.0%
Interest Expense	(738)	(414)	(324)	78.3%
Equity in loss of joint ventures	(1,878)	(1,244)	(634)	51.0%
Gain on sale of real estate	141	—	141	0.0%
Income before income taxes	562	17	545	3205.9%
Provision for (benefit from) income taxes	178	130	48	36.9%

Net income	384	(113)	497	-439.8%
Loss attributable to noncontrolling interest	(96)	(465)	369	-79.4%
Net income attributable to the Company	$480	$352	$128	36.4%

Net income for the third quarter of 2022 was $480,000 or $.05 per share versus $352,000 or $.04 per share in the same period last year. The third quarter of 2022 was impacted by the following items:

•	The quarter includes $72,000 amortization expense compared to $1,373,000 in the same quarter last year of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
•	Net investment income increased $245,000 due to a $42,000 increase in preferred interest from our joint ventures, a $135,000 decrease in interest from our lending ventures and a $338,000 increase for interest earned on cash equivalents.
•	Interest expense increased $324,000 compared to the same quarter last year due to capitalizing less interest due to the lower amount of in-house and joint venture projects under development.
•	Equity in loss of Joint Ventures increased $634,000 primarily due to increased depreciation and amortization at our joint ventures due to buildings placed in service.
•	Professional fees increased $232,000 over the same period last year.

Asset Management Segment Results

	Three months ended September 30
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$935	100.0%	619	100.0%	316	51.1%

Depreciation, depletion and amortization	219	23.4%	137	22.1%	82	59.9%
Operating expenses	162	17.3%	76	12.3%	86	113.2%
Property taxes	53	5.7%	37	6.0%	16	43.2%
Management company indirect	109	11.7%	200	32.3%	(91)	-45.5%
Corporate expense	127	13.6%	180	29.1%	(53)	-29.4%

Cost of operations	670	71.7%	630	101.8%	40	6.3%

Operating profit (loss)	$265	28.3%	(11)	-1.8%	276	-2509.1%

Total revenues in this segment were $935,000, up $316,000 or 51.1%, over the same period last year. Operating profit was $265,000, up $276,000 from an operating loss of $(11,000) in the same quarter last year. Operating profit is up primarily because Cranberry Run is now 100% leased and occupied compared to 96.6% leased and 68.6% occupied at the end of the same quarter last year. Revenues are up because of Cranberry Run as well as the addition of our two most recent spec buildings at Hollander Business Park which were under construction during the same period last year.

Mining Royalty Lands Segment Results

	Three months ended September 30
(dollars in thousands)	2022	%	2021	%	Change	%

Mining lands lease revenue	$2,471	100.0%	2,249	100.0%	222	9.9%

Depreciation, depletion and amortization	172	7.0%	38	1.7%	134	352.6%
Operating expenses	18	0.7%	11	0.5%	7	63.6%
Property taxes	69	2.8%	68	3.0%	1	1.5%
Management company indirect	129	5.2%	95	4.2%	34	35.8%
Corporate expense	83	3.4%	69	3.1%	14	20.3%

Cost of operations	471	19.1%	281	12.5%	190	67.6%

Operating profit	$2,000	80.9%	1,968	87.5%	32	1.6%

Total revenues in this segment were $2,471,000 versus $2,249,000 in the same period last year. Total operating profit in this segment was $2,000,000, an increase of $32,000 versus $1,968,000 in the same period last year. This increase is primarily the result of the additional royalties from the acquisition in Astatula, FL which we completed at the beginning of the second quarter offset by a prior year adjustment made in the current year for Newberry and a Manassas annual volumetric adjustment. Royalties were negatively impacted by a $300,000 adjustment from overpayment on royalties between 2019-2021 for the property in Newberry, FL leased by Argos for the manufacture of cement products.

Development Segment Results

	Three months ended September 30
(dollars in thousands)	2022	2021	Change

Lease revenue	$412	401	11

Depreciation, depletion and amortization	47	53	(6)
Operating expenses	250	62	188
Property taxes	355	355	—
Management company indirect	625	335	290
Corporate expense	457	326	131

Cost of operations	1,734	1,131	603

Operating loss	$(1,322)	(730)	(592)

With respect to ongoing projects:

•	We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.” Of the $18.5 million in committed capital to the project, $16.9 million in principal draws have taken through quarter end. Through the end of the first nine months of 2022, 124 of the 187 units have been sold, and we have received $15.5 million in preferred interest and principal to date.
•	Bryant Street is a mixed-use joint venture between the Company and MRP in Washington, DC consisting of four buildings, The Coda, The Chase 1A, The Chase 1B, and one commercial building 90% leased to an Alamo Draft House movie theater. At quarter end, the Coda was 96.10% leased and 94.81% occupied, The Chase 1B was 80.75% leased and 83.85% occupied, and The Chase 1A was 83.72% leased and 81.98% occupied. In total, at quarter end, Bryant Street’s 487 residential units were 86.7% leased and 86.7% occupied. Its commercial space was 84.2% leased and 71.4% occupied at quarter end.
•	Lease-up is now underway at The Verge. We have temporary certificates of occupancy for seven of the eleven floors. We expect the final certificate of occupancy in the fourth quarter. This is our third mixed use project in the Anacostia waterfront submarket in Washington, DC.
•	.408 Jackson is our second joint venture project in Greenville and is currently under construction. This project is 98.62% complete and we expect to complete construction and begin leasing in fourth quarter of 2022.
•	In September, the Company closed on the purchase of 170 acres in the North East, Maryland for $6.5 million. We are currently pursuing entitlements to begin construction on a 900,000 square-foot warehouse.
•	In August, we invested $3.6 million for a minority interest in a joint venture with Woodfield Development to purchase 46 acres in Estero, FL. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point.

Stabilized Joint Venture Segment Results

	Three months ended September 30
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$5,476	100.0%	5,204	100.0%	272	5.2%

Depreciation, depletion and amortization	2,306	42.1%	3,568	68.6%	(1,262)	-35.4%
Operating expenses	1,537	28.1%	1,408	27.0%	129	9.2%
Property taxes	557	10.2%	526	10.1%	31	5.9%
Management company indirect	103	1.9%	115	2.2%	(12)	-10.4%
Corporate expense	67	1.2%	82	1.6%	(15)	-18.3%

Cost of operations	4,570	83.5%	5,699	109.5%	(1,129)	-19.8%

Operating profit (loss)	$906	16.5%	(495)	-9.5%	1,401	-283.0%

Total revenues in this segment were $5,476,000, an increase of $272,000 versus $5,204,000 in the same period last year. The Maren’s revenue was $2,608,000 and Dock 79 revenues increased $93,000. Total operating profit in this segment was $906,000 an increase of $1,401,000 versus an operating loss of $(495,000) in the same period last year. Pro-rata net operating income this quarter for this segment was $2,702,000, up $641,000 or 31.1% compared to the same quarter last year.

At the end of September, The Maren was 93.56% leased and 96.21% occupied. Average residential occupancy for the quarter was 96.85%, and 65.15% of expiring leases renewed with an average rent increase on renewals of 8.06%. The Maren is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 70.41% ownership.

Dock 79’s average residential occupancy for the quarter was 94.93%, and at the end of the quarter, Dock 79’s residential units were 94.43% leased and 96.72% occupied. This quarter, 53.97% of expiring leases renewed with an average rent increase on renewals of 6.09%. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

This quarter we achieved stabilization at our Riverside Joint Venture in Greenville South Carolina, meaning that the building had 90% occupancy for 90 days. The building is currently 95% leased with 92% occupancy. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Third quarter distributions from our CS1031 Hickory Creek DST investment were $110,000.

Nine Months Operational Highlights

•	40.0% increase in asset management revenue versus first nine months of last year
•	Highest nine-month total of mining royalties revenue in segment’s history, 8.07% increase in revenue over first nine months of 2021. $10.05 million in revenue over last twelve months.
•	32.10% increase in our pro-rata NOI ($17.97 million vs $13.60 million) compared to first nine months last year

Comparative Results of Operations for the Nine months ended September 30, 2022 and 2021

Consolidated Results

(dollars in thousands)	Nine Months Ended September 30,
2022		2021	Change	%
Revenues:
Lease Revenue	$19,850	$15,623	$4,227	27.1%
Mining lands lease revenue	7,779	7,198	581	8.1%
Total Revenues	27,629	22,821	4,808	21.1%

Cost of operations:
Depreciation/Depletion/Amortization	8,510	9,627	(1,117)	-11.6%
Operating Expenses	5,316	3,792	1,524	40.2%
Property Taxes	3,103	2,764	339	12.3%

Management company indirect	2,545	2,137	408	19.1%
Corporate Expense	2,876	2,486	390	15.7%
Total cost of operations	22,350	20,806	1,544	7.4%

Total operating profit	5,279	2,015	3,264	162.0%

Net investment income	3,206	3,366	(160)	-4.8%
Interest Expense	(2,215)	(1,785)	(430)	24.1%
Equity in loss of joint ventures	(5,248)	(3,997)	(1,251)	31.3%
Gain on remeasurement of investment in real estate partnership	—	51,139	(51,139)	-100.0%
Gain on sale of real estate	874	805	69	8.6%
Income before income taxes	1,896	51,543	(49,647)	-96.3%
Provision for income taxes	526	10,500	(9,974)	-95.0%

Net income	1,370	41,043	(39,673)	-96.7%
Gain (loss) attributable to noncontrolling interest	(439)	12,236	(12,675)	-103.6%
Net income attributable to the Company	$1,809	$28,807	$(26,998)	-93.7%

Net income attributable to the Company for the first nine months of 2022 was $1,809,000 or $.19 per share versus $28,807,000 or $3.07 per share in the same period last year. The first nine months of 2022 was impacted by the following items:

  The period includes $540,000 amortization expense compared to $3,241,000 in the same period last year of the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture.
  The period includes $874,000 gain on sales of excess property at Brooksville.
•	Net investment income decreased $160,000 due to a $103,000 decrease in preferred interest from our joint ventures, a $208,000 decrease in interest from our lending ventures and a $151,000 increase for interest earned on cash equivalents.
•	Equity in loss of Joint Ventures increased $1,251,000 primarily due to increased depreciation and amortization at our joint ventures due to buildings placed in service.

Net income for the first nine months of 2021 included a gain of $51.1 million on the remeasurement of investment in The Maren real estate partnership, which is included in Income before income taxes. This gain on remeasurement was mitigated by a $10.1 million provision for taxes and $14.0 million attributable to noncontrolling interest.

Asset Management Segment Results

	Nine months ended September 30
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$2,686	100.0%	1,919	100.0%	767	40.0%

Depreciation, depletion and amortization	683	25.4%	408	21.3%	275	67.4%
Operating expenses	441	16.4%	289	15.0%	152	52.6%
Property taxes	158	5.9%	117	6.1%	41	35.0%
Management company indirect	301	11.2%	577	30.1%	(276)	-47.8%
Corporate expense	496	18.5%	682	35.5%	(186)	-27.3%

Cost of operations	2,079	77.4%	2,073	108.0%	6	0.3%

Operating profit (loss)	$607	22.6%	(154)	-8.0%	761	-494.2%

Total revenues in this segment were $2,686,000, up $767,000 or 40.0%, over the same period last year. Operating profit was $607,000, up $761,000 from an operating loss of $(154,000) in the same period last year.

Mining Royalty Lands Segment Results

	Nine months ended September 30
(dollars in thousands)	2022	%	2021	%	Change	%

Mining lands lease revenue	$7,779	100.0%	7,198	100.0%	581	8.1%

Depreciation, depletion and amortization	416	5.4%	161	2.2%	255	158.4%
Operating expenses	50	0.6%	34	0.5%	16	47.1%
Property taxes	203	2.6%	199	2.8%	4	2.0%
Management company indirect	346	4.4%	273	3.8%	73	26.7%
Corporate expense	325	4.2%	258	3.6%	67	26.0%

Cost of operations	1,340	17.2%	925	12.9%	415	44.9%

Operating profit	$6,439	82.8%	6,273	87.1%	166	2.6%

Total revenues in this segment were $7,779,000 versus $7,198,000 in the same period last year. Total operating profit in this segment was $6,439,000, an increase of $166,000 versus $6,273,000 in the same period last year. Royalties were negatively impacted by a $300,000 adjustment from overpayment on royalties between 2019-2021 for the property in Newberry, FL leased by Argos for the manufacture of cement products.

Development Segment Results

	Nine months ended September 30
(dollars in thousands)	2022	2021	Change

Lease revenue	$1,203	1,169	34

Depreciation, depletion and amortization	139	159	(20)
Operating expenses	541	133	408
Property taxes	1,066	1,082	(16)
Management company indirect	1,621	996	625
Corporate expense	1,794	1,267	527

Cost of operations	5,161	3,637	1,524

Operating loss	$(3,958)	(2,468)	(1,490)

Stabilized Joint Venture Segment Results

	Nine months ended September 30
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$15,961	100.0%	12,535	100.0%	3,426	27.3%

Depreciation, depletion and amortization	7,272	45.6%	8,899	71.0%	(1,627)	-18.3%
Operating expenses	4,284	26.9%	3,336	26.6%	948	28.4%
Property taxes	1,676	10.5%	1,366	11.0%	310	22.7%
Management company indirect	277	1.7%	291	2.3%	(14)	-4.8%
Corporate expense	261	1.6%	279	2.2%	(18)	-6.5%

Cost of operations	13,770	86.3%	14,171	113.1%	(401)	-2.8%

Operating profit (loss)	$2,191	13.7%	(1,636)	-13.1%	3,827	-233.9%

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

Total revenues in this segment were $15,961,000, an increase of $3,426,000 versus $12,535,000 in the same period last year. The Maren’s revenue was $7,474,000 and Dock 79 revenues increased $543,000. Total operating profit in this segment was $2,191,000, an increase of $3,827,000 versus an operating loss of $(1,636,000) in the same period last year. Pro-rata net operating income for this segment was $7,241,000, up $1,286,000 or 21.60% compared to the same period last year. All of these increases over the first nine months last year are primarily due to the Maren’s consolidation into this segment in March 31, 2021.

The Maren’s average residential occupancy for the first nine months of 2022 was 95.78%, and 61.31% of expiring leases renewed with an average rent increase on renewals of 7.23%. The Maren is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 70.41% ownership.

Dock 79’s average residential occupancy for the first nine months of 2022 was 95.66%. Through the first nine months of the year, 64.83% of expiring leases renewed with a 5.79% increase on renewals. Dock 79 is a joint venture between the Company and MRP, in which FRP Holdings, Inc. is the majority partner with 66% ownership.

This quarter we achieved stabilization at our Riverside Joint Venture in Greenville South Carolina, meaning that the building had 90% occupancy for 90 days. The building’s 200 residential units were 95% leased with 92% occupancy at quarter end. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Distributions from our CS1031 Hickory Creek DST investment were $281,000 for the first nine months of the year.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2022, we had $144,783,000 of cash and cash equivalents. As of September 30, 2022, we had no debt borrowed under our $20 million Wells Fargo revolver, $506,000 outstanding under letters of credit and $19,494,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended September 30,
	2022	2021
Total cash provided by (used for):
Operating activities	$13,175	16,400
Investing activities	(28,209)	73,047
Financing activities	(1,704)	(475)
Increase (decrease) in cash and cash equivalents	$(16,738)	88,972

Outstanding debt at the beginning of the period	178,409	89,964
Outstanding debt at the end of the period	178,520	178,371

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2022 was $13,175,000 versus $16,400,000 in the same period last year. In the prior year the gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities.

At September 30, 2022, the Company was invested in U.S. Treasury notes valued at $137,852,000 maturing in late 2022 through 2024. The unrealized loss on these investments of $2,143,000 was recorded as part of comprehensive income and based on the market value (Level 1).

Investing Activities - Net cash used in investing activities for the nine months ended September 30, 2022 was $28,209,000 versus cash provided by investing activities of $73,047,000 in the same period last year. The $101 million decrease was primarily due to a $14.6 million increase in the purchase of property, a $10.8 million increase in investments in joint ventures due to the loan to our BC FRP Realty joint venture, $65.5 million decrease on maturities and sales of our corporate bond portfolio, a $6.8 million decrease on the return of our preferred equity financing with the prior year including interest of $16.1 million from The Maren, and the prior year including $3.7 million for cash on the books of The Maren upon consolidation.

Financing Activities – Net cash used in investing activities was $1,704,000 versus $475,000 in the same period last year primarily due to the prior year refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2022, these covenants would have limited our ability to pay dividends to a maximum of $246 million combined.

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

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2022 to include approximately $12.2 million for real estate including investments in joint ventures, which will be funded mostly out of cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

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

Summary and Outlook. Royalty revenue for the quarter was up 9.85% versus the same period last year and revenue for the first nine months increased 8.07%. This is the highest nine-month revenue in the segment’s history and the first time we have achieved $10 million in revenue in the segment over any twelve-month period. Despite a one-time, $300,000 negative adjustment for overpayment of royalties between 2019-2021 at our Newberry Cement property, we were able to achieve these increases primarily because of the additional royalties from our new mining royalty property in Astatula, FL.

This is just the second full quarter where we had the ability to raise rents on renewals in DC. This quarter, 65.15% of expiring leases at Maren renewed with an average increase on renewals of 8.06%, and 53.97% of expiring leases renewed at Dock 79 with an average increase of 6.09%. When we could not renew an existing residential lease, we saw a year-to-date increase in rent on those “trade outs” of 9.90% at the Maren and 11.50% at Dock 79. As noted previously, this quarter we added our Riverside JV to this segment when it stabilized in September. Subsequent to the end of the quarter, our Hickory Creek DST was sold and the Company received $8.83 million from the sale on an investment of $6 million. We are currently exploring opportunities for reinvesting these proceeds.

The Asset Management segment continues its strong performance through this quarter. All of our industrial assets are 100% leased, and our other two properties (our home office in Maryland and Vulcan’s former Jacksonville office) remain essentially unchanged and fully leased). This segment’s revenue for both this quarter and the first nine months are up 51% and 40% respectively due to the addition of and increased occupancy at our two most recent spec buildings at Hollander. We anticipate shell completion of our final building at Hollander by the end of 2022 and occupancy before the end of the first quarter of next year. This 101,750 square foot warehouse is a build-to-suit with a 10-year lease, which will positively impact revenue, operating profit, and NOI for some time.

This quarter saw the stabilization of Riverside, lease-up begin at The Verge, and meaningful growth across all segments in terms of revenue and NOI. Looking ahead, we have to achieve stabilization and pursue permanent financing for Bryant Street as well as complete construction on and begin lease-up at .408 Jackson. Inflation and rising interest rates are real but their long-term effect on our assets is still unclear. The beauty of our balance sheet is that it allows us to play offense and defense and the fact of the matter is, we will probably have to do a little of both. Fortunately, we can.

Non-GAAP Financial Measure.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata net operating income (NOI) because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. This measure is not, and should not be viewed as, a substitute for GAAP financial measures.

Pro-Rata Net Operating Income Reconciliation
Nine months ended 09/30/22 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net income (loss)	$443	(4,953)	(166)	5,311	735	1,370
Income tax allocation	164	(1,837)	101	1,969	129	526
Income (loss) before income taxes	607	(6,790)	(65)	7,280	864	1,896

Less:
Unrealized rents	223	—	(62)	153	—	314
Gain on sale of real estate	—	—	—	874	—	874
Interest income	—	2,311	—	—	895	3,206
Plus:
Equity in loss of joint ventures	—	5,143	72	33	—	5,248
Interest expense	—	—	2,184	—	31	2,215
Depreciation/amortization	683	139	7,272	416	—	8,510
Management company indirect	301	1,621	277	346	—	2,545
Allocated Corporate expenses	496	1,794	261	325	—	2,876
Net operating income (loss)	1,864	(404)	10,063	7,373	—	18,896

NOI of noncontrolling interest	—	—	(3,212)	—	—	(3,212)
Pro-rata NOI from unconsolidated joint ventures	—	1,896	390	—	—	2,286

Pro-rata net operating income	$1,864	1,492	7,241	7,373	—	17,970

Pro-Rata Net Operating Income Reconciliation
Nine months ended 09/30/21 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net income (loss)	$(130)	(2,521)	37,874	5,159	661	41,043
Income tax allocation	(50)	(933)	9,506	1,913	64	10,500
Income (loss) before income taxes	(180)	(3,454)	47,380	7,072	725	51,543

Less:
Gain on remeasurement of real estate investment	—	—	51,139	—	—	51,139
Gain on investment land sold	—	—	—	831	—	831
Unrealized rents	49	—	149	166	—	364
Interest income	—	2,608	—	—	758	3,366
Plus:
Loss on sale of land	26	—	—	—	—	26
Equity in loss of joint ventures	—	3,594	371	32	—	3,997
Interest expense	—	—	1,752	—	33	1,785
Depreciation/amortization	408	159	8,899	161	—	9,627
Management company indirect	577	996	291	273	—	2,137
Allocated Corporate expenses	682	1,267	279	258	—	2,486
Net operating income (loss)	1,464	(46)	7,684	6,799	—	15,901

NOI of noncontrolling interest	—	—	(2,638)	—	—	(2,638)
Pro-rata NOI from unconsolidated joint ventures	—	(569)	909	—	—	340

Pro-rata net Operating Income (loss)	$1,464	(615)	5,955	6,799	—	13,603

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2022 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at September 30, 2022, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of September 30, 2022, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

FRP Holdings, Inc.

Date: November 14, 2022	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)
38

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

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

