Form 10-K
period 2022-12-31
FRP HOLDINGS, INC.
filed 2023-03-23
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s stock outstanding as of March 17, 2023 was 9,484,970. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2022, the last day of business of our most recently completed second fiscal quarter, was $448,654,924. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2022 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than March 31, 2023 are incorporated by reference in Part III.

2

FRP HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

PART I

Item 1. BUSINESS.

FRP Holdings, Inc., a Florida corporation (the “Company”) was incorporated on April 22, 2014 in connection with a corporate reorganization that preceded the Spin-off of Patriot Transportation Holding, Inc. The Company’s predecessor issuer was formed on July 20, 1998. The business of the Company is conducted through our wholly-owned subsidiaries FRP Development Corp., a Maryland corporation, and Florida Rock Properties, Inc., a Florida corporation, and the various subsidiaries and joint ventures of each.

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

The Asset Management Segment owns, leases and manages in-service commercial properties wholly owned by the Company. Currently this includes seven warehouses in two business parks, an office building partially occupied by the Company, and two ground leases.

Our Mining Royalty Lands Segment owns several properties totaling approximately 16,650 acres currently under lease for mining rents or royalties and an additional 4,280 acres through our Brooksville joint venture with Vulcan Materials. Other than one location in Virginia, all of our mining properties are located in Florida and Georgia.

Our Development Segment owns and continuously monitors the highest and best use of parcels of land that are in various stages of development. The overall strategy for this segment is to convert all of our non-income producing property into income-producing property through (i) an orderly process of constructing new apartment, retail, warehouse, and office buildings to be operated by the Company or (ii) a sale to, or joint venture with, third parties. Additionally, our Development Segment will form joint ventures on new developments of land not previously owned by the Company.

The Stabilized Joint Venture Segment includes joint ventures which own, lease and manage buildings that have met our initial lease-up criteria. We intend to transfer additional joint ventures from our Development Segment into this segment as they reach stabilization. Stabilization occurs when a minimum occupancy threshold has been achieved for a certain period of time.

Competition. As a developer, we compete with numerous developers, owners and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. Price, location, rental space availability, flexibility of design and property management services are the major factors that affect competition.

Customers. In the Mining Royalty Lands Segment, we have a total of five tenants currently leasing our mining locations, and Vulcan Materials Company (“Vulcan” or “Vulcan Materials”) accounted for 23% of the Company’s consolidated revenues in 2022. An event affecting Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant properties. Our hands on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 10 to the consolidated financial statements included in the accompanying 2022 Annual Report to Shareholders, which is incorporated herein by reference.

Impact of the COVID-19 Pandemic. We have continued operations throughout the pandemic and have made every effort to act in accordance with national, state, and local regulations and guidelines. We expect our business to be affected by the pandemic for as long as government intervention and regulation is deemed necessary to combat the threat.

Environmental Matters. The Company incurs costs from time to time to investigate and remediate environmental contamination on its real estate, in particular, in connection with our Development Segment. The Company's mining leases contain provisions under which the lessee is responsible for environmental liabilities and reclamation of mining sites at least to the extent required by law.

Human Capital. The Company employed 13 people and was provided services by three executive officers under a related party agreement at December 31, 2022. Our small but dedicated workforce has extraordinarily low turnover, and the average tenure of our employee is 13.4 years. We are committed to an inclusive and diverse culture and do not tolerate any sort of discrimination. We maintain a whistleblower hotline allowing employees to report complaints on an anonymous basis.

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

Nearly all of our residential/mixed-use and commercial properties are located in the Baltimore area and Washington, D.C. We are, therefore, subject to increased exposure to (positive or negative) economic factors and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets resulting from factors outside of our control could adversely affect our operation. Such a downturn could be triggered by such factors as the downsizing or relocation of government jobs, increased work from home opportunities, crime or acts of terrorism. We cannot be sure that these markets will continue to grow or demand the type of assets in our portfolio.

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

With respect to Phases III and IV of the Riverfront on the Anacostia site in Washington, D.C., preliminary environmental testing has indicated the presence of contaminated material that will have to be specially handled in excavation in conjunction with construction. While we have recovered partial reimbursement for these costs from neighboring property owners, we still expect to incur significant environmental costs in connection with construction.

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

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability and employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Additionally, there are certain losses, such as losses from hurricanes, terrorism, wars or earthquakes, where insurance is limited or not economically justifiable. If the Company experiences an uninsured loss of real property, we could lose both the invested capital and anticipated revenues associated with such property. We accrue currently for estimated incurred losses and expenses and periodically evaluate and adjust our claims’ accrued liability to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses greater than accrued amounts.

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

We use debt to finance our operations, including acquisitions of properties. As of December 31, 2022, we had outstanding non-recourse mortgage indebtedness of $180,070,000, secured by developed real estate properties having a carrying value of $254,856,000. Our use of debt may have adverse consequences, including the following:

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

The United Kingdom’s Financial Conduct Authority (FCA) has announced that it would phase out LIBOR as a benchmark by June 30, 2023. We will need to agree upon a replacement index with our lenders, which would require an amendment to our borrowing arrangements that use LIBOR as a factor in determining the interest rate (including our credit agreement with Wells Fargo), and the interest rate thereunder will likely change.

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

Fluctuations in value of our U.S. Treasury debt investments.

As of December 31, 2022, the Company had total investments of $161,585,000 in U.S. Treasury Notes which mature in late 2023. The Company measures the fair value of these investments on a quarterly basis and recognizes the unrealized gain or loss in its comprehensive income. As a result, the Company’s comprehensive income will be impacted by factors outside our control such as fluctuations in interest rates that impact the value of our investment portfolio. The Company could incur losses should it sell the Notes prior to maturity.

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

As of December 31, 2022, our Chief Executive Officer, John D. Baker, II beneficially owned approximately 15.7% of the outstanding shares of our common stock (79.9% of which are held in trusts under which voting power is shared with other family members) and members of his family who are (i) officers or directors of the company, (ii) required to report their beneficial ownership on Schedule 13D or Schedule 13G, or (iii) are members of his immediate family beneficially own, collectively, an additional 22% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

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

Many large institutional investors focus on sustainability in managing investment risks, portfolio design and dealing with companies in which they invest. This focus extends to climate change and the plan for transitioning to a net-zero economy, diversity and inclusion and other human resource matters, and social and governance issues and corporate social responsibility. While we are proud of the returns to shareholders and our sustainable practices in construction and environmental management, we recognize our responsibility to focus on these key issues that impact our long-term sustainability. Our failure to demonstrate this commitment could dissuade institutional investors from holding our stock, which would result in downward pressure on our stock price.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) approximately 21,000 acres of land in Florida, Georgia, Maryland, Virginia, South Carolina, and the District of Columbia. This land is generally held by the Company in four distinct segments: (i) Asset Management Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned and held for investment to be further developed for future income production or sales to third parties), and (iv) Stabilized Joint Venture Segment (ownership, leasing and management of buildings through joint ventures).

Asset Management Segment. As of December 31, 2022, the Asset Management Segment includes eight buildings at four commercial properties owned by the Company in fee simple as follows:

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

4) Hollander 95 Business Park in Baltimore City, Maryland consists of two buildings totaling 145,590 square feet that were completed in the fourth quarter of 2021 and are 100.0% leased and 45.4% occupied

Mining Royalty Lands Segment.

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

Locations. The following map presents the locations of the Company’s mining properties, which are discussed by segment (as reported in the Company’s financial statements) below:

Mining Properties. The Company owns a fee simple interest in 14 open pit aggregates quarries located in Florida, Georgia and Virginia, which comprise approximately 16,650 total acres. The Company’s quarries are subject to mining leases with various tenants, including Vulcan Materials, Martin Marietta, Cemex, Argos, and The Concrete Company. Aggregates consist of crushed stone, sand, gravel, fill dirt, limestone and calcium and are used primarily in construction applications.

Nine of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; totaling 13,876 acres) are currently being mined, and five of the Company’s quarries (located in Marion County, FL, Lake Louisa, FL, Astatula, FL and Lake Sand, FL and Forest Park, GA; totaling 2,778 acres) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the reserves on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2022, 2021 and 2020, aggregate tons sold with respect to the Company’s mining properties were approximately 9,525,000, 7,575,000 and 8,206,000, respectively.

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

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa, Florida. The county issued the permit in July 2019. Cemex expects to begin mining after completing the work necessary to prepare this site to become an active sand mine.

Brooksville Joint Venture. Additionally, through a joint venture with Vulcan Materials, the Company owns a 50% interest in 4,280 acres of mixed-use property in Brooksville, Florida, a portion of which comprises a ground calcium mine that is mined by Vulcan Materials. The Company entered into the joint venture in 2006 for the purpose of jointly owning and developing the land as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In the fiscal years ended December 31, 2022, 2021, and 2020, aggregate tons sold were approximately 244,000, 280,000 and 285,000, respectively.

Other Properties. The Company also owns an additional 36 acres of investment property in Brooksville, Florida.

Development Segment – Warehouse/Office Land.

At December 31, 2022, this segment owned the following future development parcels:

1)	Six acres of horizontally developed land at Hollander Business Park in Baltimore City, Maryland with one 101,750 square feet industrial build-to-suit awaiting final certificate of occupancy.
2)	54 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that can accommodate 259,000 square feet of industrial development.
4)	170 acres of land in Cecil County, Maryland that can accommodate 900,000 square feet of industrial development.

Development Segment – Land Held for Investment or Sale.

At December 31, 2022, this segment was invested in the following development parcels:

1)	Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permits the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly
14

accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), which was completed through a joint venture with MRP Realty, and which consisted of a single building with residential and retail uses, became our fourth business segment in July 2017, now known as the Stabilized Joint Venture Segment. The second phase (now known as The Maren), also completed through a joint venture with MRP Realty and consists of a single building with residential and retail uses, was added to the Stabilized Joint Venture Segment effective March 31, 2021. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring April 5, 2023, permitting 500,000 square feet of development.

2)	Hampstead Trade Center: The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.

3)	Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 91,661 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. Construction is complete and leasing efforts are under way.

4)	The Verge: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and The Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The eleven-story structure has 344 apartments and 8,536 square feet of ground floor retail. Construction is complete and leasing is under way.

5)	Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

6)	.408 Jackson: In December 2019, the Company entered into a joint venture with a new partner, Woodfield Development, for the acquisition and development of a mixed-use project known as “.408 Jackson” in Greenville, South Carolina. Woodfield specializes in Class-A multi-family, mixed-use developments primarily in the Carolinas and DC. The project is located across the street from Greenville’s minor league baseball stadium and holds 227 multi-family units and 4,539 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The temporary certificate of occupancy was received in December 2022. Leasing began in the fourth quarter of 2022 with residential units 21.6% leased and 4.9% occupied at quarter end. Retail at this location is 100%. The Company owns 40% of the development.

7)	Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, Maryland, into a multi-building business park consisting of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail
15

buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2022 Phase I was 50.7% leased and 48.0% occupied, the subsequent phases will follow as each phase is stabilized.

8)	Estero: In August 2022, the Company invested $3.6 million for a minority interest in a joint venture with Woodfield Development to purchase and develop 46 acres in Estero, FL into a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point.

Stabilized Joint Venture Segment.

At December 31, 2022, this segment was invested in the following stabilized joint ventures:

1)	Dock 79: Dock 79 (Phase I of the Riverfront on the Anacostia development) is a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. The property is situated on approximately 2.1 acres of land located on Potomac Avenue in Washington, DC, across the street from the Nationals Park.

2)	The Maren: The Maren (Phase II of the Riverfront on the Anacostia development) is a 264-unit residential apartment building with 6,758 square feet of retail space.

3)	Riverside: Riverside Joint Venture in Greenville South Carolina is a joint venture with Woodfield Development which includes a 200-unit residential apartment building. The Company owns 40% of the venture.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 327 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2022. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 9 of the Company's 2022 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2022 Annual Report to Shareholders, and such information is incorporated herein by reference.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 10 through 21 of the Company’s 2022 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2022 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt outstanding at December 31, 2022, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding each year-end, and fair value of total debt as of December 31, 2022 (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$—	$180,070	$180,070	$142,785
Average interest for fixed rate debt	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 22 through 41 of the Company's 2022 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer, our principal financial officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The rest of the information required in response to this Item 10 is included under the captions “Board of Directors & Corporate Governance”, “Our Executive Officers”, “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2023.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the caption “Executive Compensation” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

					Number of Securities
					remaining available
	Number of Securities				for future issuance
	to be issued upon		Weighted average		under equity
	exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans
approved by security holders	144,791	(1)	$40.33	(2)	367,641	(1)

Equity compensation plans
not approved by security holders	0		0		0

Total	144,791		$40.33		367,641

1.	Column (a) includes 138,791 stock options granted under our 2016 Equity Incentive Plan and 2006 Stock Incentive Plan and 6,000 performance share awards granted under our 2016 Equity Incentive Plan. Each performance share award shown in the table represents a right to receive, subject to the satisfaction of certain performance criteria and the recipient’s continued service to the Company, a number of shares of restricted stock, which number will be calculated after the applicable performance period by dividing the pre-determined value of each award by the closing price of our common stock on the date the restricted stock is issued. The aggregate value of the
20

performance share awards shown in table is $325,920. For illustrative purposes, the maximum payout of the performance share awards has been assumed, and the number of performance share awards has been calculated using our closing stock price on March 2, 2023 ($54.32). The performance share awards are subject to partial or complete forfeiture if the vesting criteria are not met. Because some or all of the performance share awards may not vest, and because the number of shares of restricted stock to be issued thereunder is dependent on future stock prices, columns (a) and (c) may overstate or understate expected dilution.

2.	Because there is no exercise price associated with the performance share awards, the weighted-average exercise price does not take the performance share awards into account.

The remainder of the information required in response to this Item 12 is included under the captions “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the captions “Related Party Transactions” and “Board of Directors & Corporate Governance” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2023.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered accounting firm is Hancock Askew & Co., LLP, Jacksonville, Florida, Firm 794. Information required in response to this Item 14 is included under the captions “Proposal 2: The Auditor Proposal” in the Company’s Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2023.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) Financial Statements.

The response to this item is submitted as a separate section. See Index to Financial Statements on page 26 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 24 through 25 of this Form 10-K.

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRP Holdings, Inc.

Date: March 22, 2023	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER, III
John D. Baker, III
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2023.

/s/ John D. Baker II John D. Baker II Executive Chairman and Chief Executive Officer	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr. Director
(Principal Executive Officer)	/s/ John S. Surface John S. Surface Director
/s/ John D. Baker, III John D. Baker, III Treasurer and Chief Financial Officer (Principal Financial Officer)	/s/ Nicole B. Thomas Nicole B. Thomas Director

/s/ John D. Klopfenstein John D. Klopfenstein Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ William H. Walton William H. Walton Director

Charles E. Commander III Director	/s/Margaret Wetherbee Margaret Wetherbee Director

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

EXHIBIT INDEX

Item 15(a)(3)

2.1	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2015.
3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Third Amended and Restated Bylaws of FRP Holdings, Inc., as amended March 31, 2020, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K filed on April 6, 2020.
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed May 8, 2015.
4.2	Specimen stock certificate of FRP Holdings, Inc., incorporated herein by reference to Exhibit 4.1 of the Company’s Post-Effective Amendment to Registration Statement on Form S-8 filed on December 5, 2014.
4.3	Description of Registrant’s Common Stock, incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K filed on March 19, 2021.
10.1	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2015.
10.2	Employee Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2015.
10.3	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 3, 2015.
10.4	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.5	Summary of Management Incentive Compensation Plans, incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.6	Management Security Agreements between the Company and certain officers, incorporated herein by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.7	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005.
10.8	FRP Holdings, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed February 13, 2017.
10.9	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.10	Letter Agreement between the Company and John D. Klopfenstein, incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.11	2015 Credit Agreement, dated January 30, 2015, by and between the Company and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on August 5, 2015.
10.12	Loan Agreement dated November 17, 2017, between Riverfront Holdings I, LLC and EagleBank, incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K filed on March 16, 2018.

13.1	The Company's 2022 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2022 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
14.1	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated herein by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.
21.1	Subsidiaries of Registrant at December 31, 2022
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Public Accounting Firm, appears on page 27 of this Form 10-K.
31.1	Certification of John D. Baker II.
31.2	Certification of John D. Baker III.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information Statement of Patriot Transportation Holding, Inc., dated January 12, 2015, incorporated by reference to the Company’s Form 8-K filed on January 13, 2015.

101.INS	XBRL Instance Document Taxonomy Extension Schema
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

(Item 15(a) (1) and 2))

Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2022 and 2021	54

For the years ended December 31, 2022, 2021 and 2020
Consolidated statements of income	52
Consolidated statements of comprehensive income	53
Consolidated statements of cash flows	55
Consolidated statements of shareholders' equity	56

Notes to consolidated financial statements	57-75

Report of Independent Registered Public Accounting Firm	77-78

Selected quarterly financial data (unaudited)	36-37

Consent of Independent Registered Public Accounting Firm	27

All schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FRP Holdings, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333- 125099, 333-131475 and 333-216025) of FRP Holdings, Inc. of our report dated March 22, 2023, relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein.

Respectfully submitted,

Hancock Askew & Co., LLP

Jacksonville, Florida

March 22, 2023

Annual Report 2022

CONSOLIDATED FINANCIAL HIGHLIGHTS

Years ended December 31

(Amounts in thousands except per share amounts)

			%
	2022	2021	Change

Revenues	$37,481	31,220	20.1
Operating profit	$7,996	2,274	251.6
Net investment income	$5,473	4,215	29.8
Interest Expense	$(3,045)	(2,304)	32.2
Equity in loss of joint ventures	$(5,721)	(5,754)	(0.6)
Gain on remeasurement of investment in real estate partnership	$—	51,139	(100.0)
Gain on sale of real estate	$874	805	8.6
Gain (loss) attributable to noncontrolling interest	$(518)	11,879	(104.4)
Net income attributable to the Company	$4,565	28,215	(83.8)

Per common share:
Net income attributable to the Company:
Basic	$0.49	3.02	(83.8)
Diluted	$0.48	3.00	(83.7)

Total Assets	$701,084	678,190	3.4
Total Debt	$178,557	178,409	—
Shareholders' Equity	$407,145	396,423	2.7
Common Shares Outstanding	9,460	9,411	.5
Book Value Per Common Share	$43.04	42.12	0.8

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

STRATEGY. Our strategy consists of the re-deployment of cash from asset sales, real estate operations, and mining royalties, into new assets that allow management to exploit its knowledge and expertise. The asset classes of choice are mixed-use, industrial, raw land, existing buildings, and repeatable strategic partnerships located in core markets with growth potential. Emphasis will be placed on generating returns through opportunistic disposition, as well as cash-flow and long-term appreciation.

OBJECTIVE. We strive to improve shareholder value through (1) active engagement with properties and partners to grow asset value, (2) contributing our operating expertise and connections to maximize value and NOI growth, and (3) manage our capital structure in an efficient and responsible manner, with a watchful eye on projected future market conditions and trends to facilitate timely disposition of selected assets, (4) diligent, sustainable growth.

To Our Shareholders,

Time is a funny thing. The same summer day that seems to last forever to the boy, is more or less the blink of an eye to his father. A school year is an eternity to a student, and yet the same year for the teacher or the parent running carpool passes so quickly as to have almost ended moments after it began. The way time seemingly speeds up as one gets older is the basis of a theory that in terms of the way we perceive time, our lives are halfway over by the time we turn 18. Youth, maybe even more than we realized, is wasted on the young. That’s a pretty depressing thought. And yet it gives one heart that even though time appears to move faster and faster, a lot can still happen in a year. This Company had so much going on in 2022, that it is hard to fathom (what with time moving so fast) that we got it all done in just 365 days. In 2022, we made our first mining royalty acquisition in a decade with our purchase of the Bland Property in Astatula, Florida, which helped propel us to our largest revenue year ever for that segment. 2022 saw the stabilization and permanent financing of Riverside in Greenville, South Carolina, as well as the completion of construction on and lease-up of both .408 Jackson (also in Greenville) and The Verge in DC. In 2022, we added to our industrial development pipeline with the purchase of a new site in Cecil County, Maryland capable of supporting 900,000 square feet of industrial development, and we passed a major pre-development milestone with the unappealable annexation into Aberdeen, Maryland of our 54 acres adjacent to Cranberry Run Business Park on which we plan to build 690,000 square feet of industrial. This past year saw meaningful increases in revenue, operating profit, and pro-rata NOI across all segments with the highest pro-rata NOI total ever for Stabilized Joint Ventures (17.05% increase to $9.47 million vs $8.09 million in 2021), the highest NOI total for Mining Royalties (13.62% increase to $10.15 million vs $8.94 million in 2021), and the highest NOI total (39.22% increase to $2.67 million vs $1.92 million in 2021) for our Asset Management segment since the sale of our warehouse portfolio in 2018. Far and away the biggest news of 2022, however, was our announcement in the beginning of the fourth quarter of our agreement to partner with Steuart Investment Company (SIC) and MidAtlantic Realty Partners (MRP) in developing our collective properties in the Capitol Riverfront and Buzzard Point submarkets of Washington, DC. We’ve mentioned the details of this agreement a number of times, but it bears repeating—this partnership plans to build over three million square feet of mixed-use development comprising 3,000 residential units and 150,000 square feet of retail spread amongst 10 distinct multi-family projects (including Dock 79, The Maren, and The Verge) on or near the water. This deal took over two years of overtures, meetings, and negotiations to put in place, but the end result, in the words of Hamlet, “is a consummation devoutly to be wished.” It will take over a decade to realize, but when all is said and done, your Company will have a meaningful share of nearly every asset visible from the south entrance of the nation’s capital.

ASSET MANAGEMENT

The Asset Management segment, our industrial assets in particular, produced strong results in 2022. Increased occupancy and rent increases at our Cranberry Run Business Park as well as full occupancy at one of the two new spec buildings at Hollander accounted for a 43% increase in revenue over calendar year 2021 as well as a 39.22% increase in NOI. All seven of our industrial assets are 100% leased, and six of the seven industrial buildings in-service are 100% occupied with occupancy expected on the seventh in the first half of 2023. Looking forward, we have completed construction on a 101,750 square foot build-to-suit warehouse project and are awaiting the final certificate of occupancy and expect the tenant to move in some time in the first half of 2023. We have three other properties in our industrial development pipeline in various stages of predevelopment: 170 acres in Cecil County, Maryland, purchased in September 2022 and capable of supporting 900,000 square feet of industrial for which we are currently pursuing entitlements; 17 acres in Aberdeen, Maryland where we have submitted grading and building permit applications for 259,000 square-foot warehouse; and a 54 acre site adjacent to our Cranberry Run Business Park capable of 690,000 square feet of industrial which was just annexed into the town of Aberdeen, Maryland. Given the current state and recent performance of our industrial portfolio, management is excited to move forward with these projects in what has been, along with mining royalties, this Company’s “bread and butter.” With nearly 1,850,000 square feet of potential industrial in our development pipeline, when the dust settles on these projects, we will have expanded our existing industrial footprint by 358% to roughly 2.4 million square feet.

STABILIZED JOINT VENTURES

Stabilized Joint Ventures experienced a shot in the arm to begin the year as the District of Columbia finally lifted its emergency protocols and allowed for rent increases on renewals. Both properties benefitted from this return to free market economics. This year, 61.45% of expiring leases at The Maren renewed with an average increase in rent of 8.17%, and 61.40% of expiring leases renewed at Dock 79 with an average increase in rent of 5.91%. Increases seemed to pick up steam over the course of the year, culminating in fourth quarter renewals of 42.31% of expiring leases at Dock 79 and 61.90% at The Maren, with an average rent increase on renewals of 8.89% and 11.14% respectively. This year we began to track “trade outs”—the increase in rent on a new lease when we were not able to renew an expiring one. In 2022, we saw an increase in rent on these trade outs of 7.4% at The Maren and 12.6% at Dock. Inflation certainly has something to do with the numbers you’re seeing here, but it also demonstrates the extent to which rents were held back by DC’s emergency protocols and just how far we had to push rents to get them back in line with what they should have been barring restrictions. Of course, the desirability of the assets in question had something to do with why we were able to attempt this in the first place. As mentioned previously, as part of the deal we reached in the fourth quarter with Steuart Investment Company, SIC is now a 20% partner in both Dock 79 and The Maren. SIC paid $65.3 million for their 20% stake, which places a $326.5 million combined valuation on Dock 79 and The Maren. Point being, we are excited about this new partnership and what it will build, but SIC’s investment in our Riverfront projects shows how excited it is about what we have already built. In the third quarter of 2022, we added Riverside, our joint venture with Woodfield Development in Greenville, South Carolina, to the Stabilized Joint Ventures Segment after it achieved stabilization (90% occupancy for 90 days). As mentioned previously, we were concurrently able to permanently finance this joint venture with a $32 million loan with a term of eight years at a fixed rate of 4.92%. This loan is interest-only for the first five years and has no prepayment penalty after the first three. Riverside achieved stabilization in what management believed was a remarkably short period of time (even accounting for how fast time passes for adults). Lease-up began in the third quarter of 2021 and we achieved stabilization in the third quarter of 2022. That and the fact that the building’s 200 units were 98% leased with 92.5% occupancy at year end speaks to the strength of the Greenville market and gives us confidence as we begin lease-up of .408 Jackson, our second joint venture with Woodfield in Greenville.

MINING ROYALTIES

2022 was a huge year for mining royalties. In the fourth quarter, the segment had its highest revenue quarter ever ($2.9 million), closing the books on its best year ever. Prior to 2022, mining royalties had never achieved $10 million in revenue in any fiscal year. In 2022, this segment had over $10 million in NOI. Surpassing the $10 million mark with $10.7 million in revenue, a 12.9% improvement over 2021, was primarily due to the acquisition of the Bland Property (adjacent to, and part of the same Vulcan sand plant as our existing land in Astatula, Florida). As you may recall, we purchased this property in April of 2022 for $11.6 million. This was the first property added to this segment since 2012 and only the second property we’ve purchased for mining royalties since 1986. It contains roughly 21.8 million tons in sand reserves on 1,500 acres and right now is our biggest royalty producing property by revenue. Looking into 2023, we are still confident in the underlying fundamentals of this business. Increased demand in 2022 made for meaningful price increases (Martin Marietta: 10.5% increase on average selling price over 2021, Vulcan Materials: 12.4% increase on average selling price in Q3 2022), and demand should remain strong in 2023 and beyond. Total federal highway spending is expected to be in the ballpark of $72 billion this year, and over $102 billion in highway, bridge, and tunnel projects were awarded in 2022, a 24% increase over the previous year. The Cornyn-Padilla amendment to the 2023 Congressional Appropriations Bill, now allows states to divert unused Covid relief funds for infrastructure projects. To that end, in June 2022, Florida released the largest budget in the history of the Florida Department of Transportation with over $12 billion in planned infrastructure investment over the course of five years. The boost in demand from the increase in infrastructure investments described above should translate into price increases and help continue to drive the bottom line in this segment.

It has been management’s goal for the last five years to put the proceeds of the asset sale to work in new projects. While we have continued to put money to work in the form of new investments, the goal of having a home for all our excess cash has eluded us. Naturally it follows that since our last major round of share buybacks in 2021, we have received a number of inquiries regarding our plans for returning at least part of the cash on our balance sheet to investors in the form of additional buybacks or dividends. If it was ever a consideration, the agreement with SIC and MRP has eliminated it. With the industrial and multifamily projects we have in front of us, it will take all of our current cash as well as future cash flow to be able to make the equity investments that we have laid out over the next decade plus while maintaining a reasonable capital cushion. It is true that we are not building everything at once, and in every proforma we have run, there is always a healthy amount of cash in the till. But as we grow and have multiple projects in various stages of development, we believe our cash is entirely too important as a capital cushion to risk what we’ve built by committing to dividends or further leveraging the Company through a meaningful buyback program. It is management’s position that dividends are for mature companies, not growing ones. And for the time being, we are definitely a growth company.

The near-term macroeconomic future is somewhat murky to say the very least. Inflation and economic growth play a daily tug-of-war with an increasingly schizophrenic market. While we are planning to grow, we are not going to be so committed to our current vision that it risks what has already been built. We have been very conservative in how we’ve grown the assets we own outright, and we have been just as careful in choosing partners in our joint ventures that share our same attitude of deliberate, considerate growth and investment. Whether a recession is around the corner, or the Fed can achieve a soft landing is important to us, but it will not make or break this Company or our ability to grow it. To borrow from Hamlet again, “There is a special providence in the fall of a sparrow. If it be now, ‘tis not to come; if it be not to come, it will be now; if it be not now, yet it will come. The readiness is all.” This Company—your Company—will be ready.

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

OPERATING PROPERTIES

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) approximately 21,000 acres of land in Florida, Georgia, Maryland, Virginia, South Carolina, and the District of Columbia. This land is generally held by the Company in four distinct segments: (i) Asset Management Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned and held for investment to be further developed for future income production or sales to third parties), and (iv) Stabilized Joint Venture Segment (ownership, leasing and management of buildings through joint ventures).

Asset Management Segment. As of December 31, 2022, the Asset Management Segment includes eight buildings at four commercial properties owned by the Company in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 267,737 square feet which are 100% occupied and 100% leased. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, Maryland consists of two buildings totaling 145,590 square feet that were completed in the fourth quarter of 2021 and are 100.0% leased and 45.4% occupied.

Mining Royalty Lands Segment – Mining Properties. The Company owns a fee simple interest in 14 open pit aggregates quarries located in Florida, Georgia and Virginia, which comprise approximately 16,650 total acres. The Company’s quarries are subject to mining leases with various tenants, including Vulcan Materials, Martin Marietta, Cemex, Argos, and The Concrete Company. Aggregates consist of crushed stone, sand, gravel, fill dirt, limestone and calcium and are used primarily in construction applications.

Nine of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; totaling 13,876 acres) are currently being mined, and five of the Company’s quarries (located in Marion County, FL, Lake Louisa, FL, Astatula, FL, Lake Sand, FL and Forest

Park, GA; totaling 2,778 acres) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the reserves on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2022, 2021 and 2020, aggregate tons sold with respect to the Company’s mining properties were approximately 9,525,000, 7,575,000 and 8,206,000, respectively.

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

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa, Florida. The county issued the permit in July 2019. Cemex expects to begin mining after completing the work necessary to prepare this site to become an active sand mine.

Mining Royalty Lands Segment - Brooksville Joint Venture. In 2006, a subsidiary of the Company entered into a joint venture agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In 2022, 244,000 tons were sold.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 36 acres of investment property in Brooksville, Florida.

Development Segment – Warehouse/Office Land.

At December 31, 2022, this segment owned the following future development parcels:

1)	Six acres of horizontally developed land at Hollander Business Park in Baltimore City, Maryland with one 101,750 square feet industrial build-to-suit awaiting final certificate of occupancy.
2)	54 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that can accommodate 259,000 square feet of industrial development.
4)	170 acres of land Cecil County, Maryland that can accommodate 900,000 square feet of industrial development.

Development Segment – Land Held for Investment or Sale.

At December 31, 2022, this segment owned the following development parcels:

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
33

Phase 3 and Phase 4 remain under a first-stage PUD approval expiring April 5, 2023, permitting 500,000 square feet of development.

2)	Hampstead Trade Center: The Hampstead Trade Center property in Hampstead, Carroll County, Maryland is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.

3)	Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 91,661 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. Construction is complete and leasing efforts are under way.

4)	The Verge: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and The Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The eleven-story structure has 344 apartments and 8,536 square feet of ground floor retail. Construction is complete and leasing is under way.

5)	Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

9)	.408 Jackson: In December 2019, the Company entered into a joint venture with a new partner, Woodfield Development, for the acquisition and development of a mixed-use project known as “.408 Jackson” in Greenville, South Carolina. Woodfield specializes in Class-A multi-family, mixed-use developments primarily in the Carolinas and DC. The project is located across the street from Greenville’s minor league baseball stadium and holds 227 multi-family units and 4,539 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The temporary certificate of occupancy was received in December 2022. Leasing began in the fourth quarter of 2022 with residential units 21.6% leased and 4.9% occupied at quarter end. Retail at this location is 100%. The Company owns 40% of the development.

6)	Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, Maryland, into a multi-building business park consisting of approximately 329,000 square feet of single-story office space. The project will take place in several phases, with construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2022 Phase I was 50.7% leased and 48.0% occupied, the subsequent phases will follow as each phase is stabilized.

7)	Estero: In August 2022, the Company invested $3.6 million for a 16% interest in a joint venture with Woodfield Development to purchase and develop 46 acres in Estero, FL into a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point.

Stabilized Joint Venture Segment.

At December 31, 2022, this segment owned the following stabilized joint ventures:

1)	Dock 79: In 2014, approximately 2.1 acres (Phase I) of the total 5.8-acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. Lease-up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. The attainment of stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third-party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit-sharing arrangement and is 66.0% on a prospective basis. During fourth quarter 2022, as part of our new partnership with SIC and MRP, we sold a 20% interest in a tenancy-in-common of Dock 79 where FRP Holdings, Inc. is the majority partner with a 52.8% ownership.

2)	The Maren: On May 4, 2018, the Company and MRP Realty formed a Joint Venture to develop the second phase only of the four-phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own a 250,000-square-foot mixed-use development which supports 264 residential units and 6,758 square feet of retail. Lease-up commenced in March 2020 and rent stabilization of the residential units of 90% occupied was achieved in March 2021. Reaching stabilization results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $51,139,000 of which $13,965,000 was attributed to the noncontrolling interest. In accordance with the terms of the Joint Venture agreements, the Company used the fair value amount at date of conversion and calculated an adjusted ownership under the Conversion election. As such for financial reporting purposes effective March 31, 2021 the Company ownership is based upon this substantive profit-sharing arrangement and is 70.41% on a prospective basis as agreed to by FRP and MRP. During fourth quarter 2022, as part of our new partnership with SIC and MRP, we sold a 20% interest in a tenancy-in-common of The Maren where FRP Holdings, Inc. is the majority partner with a 56.3% ownership.

3)	Riverside: On December 23, 2019 the Company and Woodfield formed a joint venture to develop a 200-unit residential apartment project located at 1430 Hampton Avenue, Greenville, SC. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed $6.2 million in exchange for a 40% ownership in the joint venture.

Five Year Summary

(Amounts in thousands except per share amounts)

	Years Ended December 31,
	2022	2021	2020	2019	2018
Summary of Operations:
Revenues	$37,481	31,220	23,583	23,756	22,022
Operating profit	$7,996	2,274	5,134	5,756	1,962
Interest expense	$3,045	2,304	1,100	1,054	3,103
Income from continuing operations	$4,047	40,094	11,722	8,822	959
Per Common Share:
Basic	$0.44	4.29	1.22	0.89	0.10
Diluted	$0.43	4.27	1.22	0.89	0.09

Income from discontinued operations, net	$—	—	—	6,856	122,129
Income (loss) attributable to noncontrolling interest	$(518)	11,879	(993)	(499)	(1,384)
Net income attributable to the Company	$4,565	28,215	12,715	16,177	124,472
Per Common Share:
Basic	$0.49	3.02	1.33	1.64	12.40
Diluted	$0.48	3.00	1.32	1.63	12.32

Financial Summary:
Property and equipment, net	$367,158	350,665	203,140	202,187	206,553
Total assets	$701,084	678,190	536,360	538,148	505,488
Long-term debt	$178,557	178,409	89,964	88,925	88,789
Shareholders' equity	$407,145	396,423	367,654	374,888	364,607
Net Book Value per common share	$43.04	42.12	39.26	38.19	36.57
Other Data:
Weighted average common shares - basic	9,386	9,355	9,580	9,883	10,040
Weighted average common shares - diluted	9,435	9,397	9,609	9,926	10,105
Number of employees	13	14	13	12	10
Shareholders of record	327	333	339	342	355

Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022	Total Fiscal Year 2022
Revenues	$8,707	9,628	9,294	9,852	37,481
Operating profit	$1,364	2,066	1,849	2,717	7,996
Income from continuing operations	$404	582	384	2,677	4,047
Net income attributable to the Company	$672	657	480	2,756	4,565
Earnings per common share (a):
Net income attributable to the Company-
Basic	$0.07	0.07	0.05	0.29	0.49
Diluted	$0.07	0.07	0.05	0.29	0.48
Market price per common share (b):
High	$59.52	61.30	62.57	61.81	62.57
Low	$54.55	54.92	53.24	53.50	53.24

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021	Total Fiscal Year 2021
Revenues	$5,853	8,495	8,473	8,399	31,220
Operating profit (loss)	$1,442	(159)	732	259	2,274
Income (loss) from continuing operations	$40,875	281	(113)	(949)	40,094
Net income (loss) attributable to the Company	$28,373	82	352	(592)	28,215
Earnings per common share (a):
Net income attributable to the Company-
Basic	$3.04	0.01	0.04	(0.06)	3.02
Diluted	$3.03	0.01	0.04	(0.06)	3.00
Market price per common share (b):
High	$51.95	62.45	60.21	65.00	65.00
Low	$43.19	47.97	54.47	54.82	43.19

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

Residential apartments in Washington, D.C. and Greenville, South Carolina;

Warehouse or office properties in the Mid-Atlantic states either existing or under development;

Mixed-use properties under development in Washington, D.C. or Greenville, South Carolina; and

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

Highlights of 2022.

•	43.0% increase in asset management revenue versus last year
•	Highest twelve-month total of mining royalties revenue in segment’s history; 12.9% increase in revenue over calendar year 2021. First year with over $10 million in revenue as well as NOI.
•	37.98% increase in our pro-rata NOI ($24.23 million vs $17.56 million) compared to last year.
•	Each segment’s highest revenue, operating profit, and NOI total since asset sale in 2018.
•	Sale of Hickory Creek for $8.83 million on an investment of $6 million.
•	Deal signed with Steuart Investment Company (SIC) and MidAtlantic Realty Partners (MRP) for development of ten mixed-use projects in Capitol Riverfront and Buzzard Point submarkets of Washington,
37

DC including sale of 20% ownership interest in tenancy-in-common (TIC) of Dock 79 and The Maren for $65.3 million, $44.5 million attributable to the Company.

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

As of December 31, 2022, the Asset Management Segment includes eight buildings at four commercial properties owned by the Company in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 267,737 square feet which are 100% occupied and 100% leased. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, Maryland consists of two buildings totaling 145,590 square feet that were completed in the fourth quarter of 2021and are 100.0% leased and 45.4% occupied.

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 16,650 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell reserves from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment. In the fiscal year ended December 31, 2022, a total of 9.5 million tons were mined.

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

Development Segment – Warehouse/Office Land.

At December 31, 2022, this segment owned the following future development parcels:

1)	Six acres of horizontally developed land at Hollander Business Park in Baltimore City, Maryland with one 101,750 square feet industrial build-to-suit awaiting final certificate of occupancy.
2)	54 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
3)	17 acres of land in Harford County, Maryland that can accommodate 259,000 square feet of industrial development.
4)	170 acres of land in Cecil County, Maryland that can accommodate 900,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,209,000
Hampstead Trade Center, MD	118	Zoning applied for in preparation for sale	$10,178,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,510,000
Total	122.5		$23,897,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint venture for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 91,661 square feet of retail partially completed	61.36%
Aberdeen Station residential development in Harford County, Maryland		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
The Verge at 1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Construction of eleven-story structure with 344 apartments and 8,536 square feet of ground floor retail underway	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Construction of mixed-use project with 227 multifamily units and 4,539 square feet of retail space began in May 2020	40%
Estero	Woodfield Development	Mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for phase one of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%

Joint ventures where FRP is not the primary beneficiary (including those in the Stabilized Joint Venture Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit

	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of December 31, 2022
Brooksville Quarry, LLC	50.00%	$7,522	14,374	(84)	(42)
BC FRP Realty, LLC	50.00%	5,453	21,825	(358)	(175)
Buzzard Point Sponsor, LLC	50.00%	1,453	2,906	—	—
Bryant Street Partnerships	61.36%	55,561	199,774	(10,339)	(6,829)
Lending ventures		16,476	5,577	—	—
DST Hickory Creek	26.65%	—	—	10,960	3,164
Estero Partnership	16.00%	3,600	38,505	—	—
1800 Half St. Owner, LLC	61.37%	38,471	131,128	(1,841)	(1,129)
Greenville Partnerships	40.00%	11,989	96,551	(1,775)	(710)
Total		$140,525	510,640	(3,437)	(5,721)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2022, are summarized in the following two tables (in thousands):

	As of December 31, 2022					Total
	Buzzard Point	Bryant Street	Estero	1800 Half St.	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	192,904	33,008	130,616	95,883	$452,411
Cash and cash equivalents	0	1,349	5,497	359	567	7,772
Unrealized rents & receivables	0	5,128	0	14	13	5,155
Deferred costs	2,906	393	0	139	88	3,526
Total Assets	$2,906	199,774	38,505	131,128	96,551	$468,864

Secured notes payable	$0	129,263	16,000	66,584	64,954	$276,801
Other liabilities	0	2,338	5	5,328	3,014	10,685
Capital - FRP	1,453	53,553	3,600	36,348	11,087	106,041
Capital – Third Parties	1,453	14,620	18,900	22,868	17,496	75,337
Total Liabilities and Capital	$2,906	199,774	38,505	131,128	96,551	$468,864

	As of December 31, 2022				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,307	21,059	5,547	452,411	$493,324
Cash and cash equivalents	66	99	0	7,772	7,937
Unrealized rents & receivables	0	422	0	5,155	5,577
Deferred costs	1	245	30	3,526	3,802
Total Assets	$14,374	21,825	5,577	468,864	$510,640

Secured notes payable	$0	10,899	(10,899)	276,801	$276,801
Other liabilities	0	338	0	10,685	11,023
Capital – FRP	7,522	5,294	16,476	106,041	135,333
Capital - Third Parties	6,852	5,294	0	75,337	87,483
Total Liabilities and Capital	$14,374	21,825	5,577	468,864	$510,640

Stabilized Joint Venture Segment.

At year end, the segment included three stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. From March 2020 through the end of 2021, we were prohibited from increasing rent on renewals by emergency measures in Washington, DC designed to ease the burden of the pandemic on its citizens. These measures expired at the end of 2021. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another 5 years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The three stabilized joint venture properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty/SIC	Consolidated	52.8%
The Maren apartments Washington, D.C. 264 residential units and 6,758 square feet of retail	MRP Realty/SIC	Consolidated as of March 31, 2021	56.33%
Riverside apartments 1430 Hampton Avenue, Greenville, SC	Woodfield Development	Equity Method	40%

COMPARATIVE RESULTS OF OPERATIONS

Consolidated Results

(dollars in thousands)	Twelve Months Ended December 31,
	2022	2021	Change	%
Revenues:
Lease revenue	$26,798	$21,755	$5,043	23.2%
Mining lands lease revenue	10,683	9,465	1,218	12.9%
Total Revenues	37,481	31,220	6,261	20.1%

Cost of operations:
Depreciation/Depletion/Amortization	11,217	12,737	(1,520)	-11.9%
Operating Expenses	7,065	6,219	846	13.6%
Property Taxes	4,125	3,751	374	10.0%
Management Company indirect	3,416	3,168	248	7.8%
Corporate Expense	3,662	3,071	591	19.2%
Total cost of operations	29,485	28,946	539	1.9%

Total operating profit	7,996	2,274	5,722	251.6%

Net investment income	5,473	4,215	1,258	29.8%
Interest Expense	(3,045)	(2,304)	(741)	32.2%
Equity in loss of joint ventures	(5,721)	(5,754)	33	-0.6%
Gain on remeasurement of investment in real estate partnership	—	51,139	(51,139)	-100.0%
Gain on sale of real estate	874	805	69	8.6%

Income before income taxes	5,577	50,375	(44,798)	-88.9%
42

Provision for income taxes	1,530	10,281	(8,751)	-85.1%

Net income	4,047	40,094	(36,047)	-89.9%
(Loss) gain attributable to noncontrolling interest	(518)	11,879	(12,397)	-104.4%

Net income attributable to the Company	$4,565	$28,215	$(23,650)	-83.8%

Net income attributable to the Company for 2022 was $4,565,000 or $.48 per share versus $28,215,000 or $3.00 per share in the same period last year. Net income for calendar year 2021 included a gain of $51.1 million on the remeasurement of investment in The Maren real estate partnership, which is included in Income before income taxes. This gain on remeasurement was mitigated by a $10.1 million provision for taxes and $14.0 million attributable to noncontrolling interest. The calendar year 2022 was impacted by the following items:

•	The period includes $547,000 amortization expense compared to $3,899,000 in the same period last year. Amortization expense in 2021 was impacted by the $4,750,000 fair value of The Maren’s leases-in-place established when we booked this asset as part of the gain on remeasurement upon consolidation of this Joint Venture. The value placed on these leases was amortized over the life of the leases, which was on average one year.
•	Net investment income increased $1,258,000 due to a $1,119,000 increase in interest earned on cash equivalents, a $199,000 increase in income from our lending ventures. Investment income was mitigated by a $60,000 decrease in preferred interest from our joint ventures due to the repayment of our preferred equity interest in The Maren.
•	Interest expense increased $741,000 compared to the same quarter last year due to less capitalized interest. We capitalized less interest because of fewer in-house and joint venture projects under development this year compared to last year.
•	Equity in loss of Joint Ventures decreased $33,000 due to a $2,832,000 gain on the sale of DST Hickory Creek mostly offset by increased depreciation and amortization at our joint ventures due to buildings placed in service.
•	The period includes $874,000 in gain on sales of excess property at Brooksville compared to $805,000 for an easement and sale of excess property in the same segment in the prior year.

Asset Management Segment Results

	Twelve months ended December 31
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$3,681	100.0%	2,575	100.0%	1,106	43.0%

Depreciation, depletion and amortization	907	24.6%	578	22.4%	329	56.9%
Operating expenses	568	15.4%	388	15.1%	180	46.4%
Property taxes	211	5.7%	156	6.1%	55	35.3%
Management company indirect	403	11.0%	841	32.7%	(438)	-52.1%
Corporate expense	632	17.2%	843	32.7%	(211)	-25.0%

Cost of operations	2,721	73.9%	2,806	109.0%	(85)	-3.0%

Operating profit (loss)	$960	26.1%	(231)	-9.0%	1,191	-515.6%

Total revenues in this segment were $3,681,000, up $1,106,000 or 43.0%, over the same period last year. Operating profit was $960,000, up $1,191,000 from an operating loss of $(231,000) in the same period last year. Revenues and operating profit are up because of improved occupancy and rent growth at Cranberry Run and full occupancy at 1865 62nd Street which was placed into service in the fourth quarter of 2021. Net Operating Income this year for this segment was $2,666,000 up $751,000 or 39.2% compared to calendar year 2021.

Mining Royalty Lands Segment Results

	Twelve months ended December 31
(dollars in thousands)	2022	%	2021	%	Change	%

Mining lands lease revenue	$10,683	100.0%	9,465	100.0%	1,218	12.9%

Depreciation, depletion and amortization	586	5.5%	199	2.1%	387	194.5%
Operating expenses	67	0.6%	47	0.5%	20	42.6%
Property taxes	262	2.5%	264	2.8%	(2)	-0.8%
Management company indirect	463	4.3%	397	4.2%	66	16.6%
Corporate expense	414	3.9%	318	3.3%	96	30.2%

Cost of operations	1,792	16.8%	1,225	12.9%	567	46.3%

Operating profit	$8,891	83.2%	8,240	87.1%	651	7.9%

Total revenues in this segment were $10,683,000 versus $9,465,000 in the same period last year. Total operating profit in this segment was $8,891,000, an increase of $651,000 versus $8,240,000 in the same period last year. This increase is primarily the result of the additional royalties from the acquisition in Astatula, Florida, which we completed at the beginning of the second quarter.

Development Segment Results

	Twelve months ended December 31
(dollars in thousands)	2022	2021	Change

Lease revenue	$1,674	1,563	111

Depreciation, depletion and amortization	189	208	(19)
Operating expenses	672	976	(304)
Property taxes	1,425	1,438	(13)
Management company indirect	2,179	1,489	690
Corporate expense	2,284	1,557	727

Cost of operations	6,749	5,668	1,081

Operating loss	$(5,075)	(4,105)	(970)

Equity in loss of Joint Venture	(8,310)	(5,427)	(2,883)
Interest earned	3,600	3,427	173

Loss from continuing operations before income taxes	$(9,785)	(6,105)	(3,680)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing warehouse/office buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.” Of the $18.5 million in committed capital to the project, $16.9 million in principal draws have taken place through quarter end. Through the end of 2022, 135 of the 187 units have been sold, and we have received $16.6 million in preferred interest and principal to date.
•	Bryant Street is a mixed-use joint venture between the Company and MRP in Washington, DC consisting of four buildings, The Coda, The Chase 1A, The Chase 1B, and one commercial building 90% leased to an Alamo Draft House movie theater. At quarter end, the Coda was 93.51% leased and 92.86% occupied, The Chase 1B was 86.96% leased and 87.58% occupied, and The Chase 1A was 88.37% leased and 88.37% occupied. In total, at
44

quarter end, Bryant Street’s 487 residential units were 89.5% leased and 89.5% occupied. Its commercial space was 84.2% leased and 71.4% occupied at quarter end.

•	Lease-up is now underway at The Verge. We have temporary certificates of occupancy for all eleven floors and anticipate the final certificate of occupancy in the first quarter of 2023. The Verge was 13.7% leased and 9.6% occupied at year end. Retail at this location is 85% leased. This is our third mixed-use project in the Anacostia waterfront submarket in Washington, DC.
•	.408 Jackson is our second joint venture project in Greenville and received its temporary certificate of occupancy in December 2022. Leasing began in the fourth quarter of 2022 with residential units 21.6% leased and 4.9% occupied at quarter end. Retail at this location is 100% leased.
•	Grading and building permits for a 258,545 square-foot warehouse building on Chelsea Road in Aberdeen, Maryland were submitted to the governing agencies for approval.
•	In October, we received initial approval for the annexation into Aberdeen, Maryland of our property adjacent to Cranberry Run Business Park. In December, this annexation was finalized and rendered unappealable. This 54-acre site will support up to 690,000 square feet of warehouse development.
•	All inspections for the build to suit warehouse project totaling 101,750 square-foot, located at 1941 62nd Street in Baltimore City, were complete except for final occupancy inspections.
•	Subsequent to the end of the quarter, we financed the purchase of what will be our next lending venture. We are the principal capital source of a residential development venture in Aberdeen, Maryland known as “Aberdeen Overlook.” We have committed $31.1 million in exchange for an interest rate of 10% and a preferred return of 20% after which a “waterfall” determines the split of proceeds from sale. Aberdeen Overlook will hold 159 townhomes, 122 single family homes, and 63 villa homes. We are currently pursuing entitlements and have a homebuilder under contract to purchase all 344 lots upon completion of development infrastructure.

Stabilized Joint Venture Segment Results

	Twelve months ended December 31
(dollars in thousands)	2022	%	2021	%	Change	%

Lease revenue	$21,443	100.0%	17,617	100.0%	3,826	21.7%

Depreciation, depletion and amortization	9,535	44.5%	11,752	66.7%	(2,217)	-18.9%
Operating expenses	5,758	26.9%	4,808	27.3%	950	19.8%
Property taxes	2,227	10.4%	1,893	10.8%	334	17.6%
Management company indirect	371	1.7%	441	2.5%	(70)	-15.9%
Corporate expense	332	1.5%	353	2.0%	(21)	-5.9%

Cost of operations	18,223	85.0%	19,247	109.3%	(1,024)	-5.3%

Operating profit (loss)	$3,220	15.0%	(1,630)	-9.3%	4,850	-297.5%

In March 2021, we reached stabilization on Phase II (The Maren) of the development known as RiverFront on the Anacostia in Washington, DC. As such, as of March 31, 2021, the Company consolidated the assets (at current fair value based on appraisal), liabilities and operating results of the joint venture. Up through the first quarter of the prior year, accounting for The Maren was reflected in Equity in loss of joint ventures on the Consolidated Statements of Income. Starting April 1, 2021, all the revenue and expenses are accounted for in the same manner as Dock 79 in the stabilized joint venture segment.

Total revenues in this segment were $21,443,000, an increase of $3,826,000 versus $17,617,000 in the same period last year. The Maren’s revenue was $10,045,000 and Dock 79 revenues increased $770,000 to $11,398,000. Total operating profit in this segment was $3,220,000, an increase of $4,850,000 versus an operating loss of $(1,630,000) in the same period last year. Pro-rata net operating income for this segment was $9,469,000, up $1,379,000 or 17.05% compared to the same period last year. All of these increases over last year are primarily due to The Maren’s consolidation into this segment in March 31, 2021.

Fourth quarter, as part of our new partnership with SIC and MRP, we sold a 20% ownership interest in a tenancy-in-

common (IC) of Dock 79 and The Maren for $65.3 million, $44.5 million attributable to the Company, placing a combined valuation of the two buildings at $326.5 million.

At the end of December, The Maren was 92.80% leased and 96.59% occupied. The Maren’s average residential occupancy for calendar year 2022 was 95.69%, and 61.45% of expiring leases renewed with an average rent increase on renewals of 8.17%. The Maren is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 56.3% ownership.

Dock 79’s average residential occupancy for calendar year 2022 was 95.13%, and at the end of the year, Dock 79’s residential units were 93.44% leased and 90.49% occupied. Through the year, 61.40% of expiring leases renewed with a 5.91% increase on renewals. Dock 79 is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 52.8% ownership.

Third quarter we achieved stabilization at our Riverside Joint Venture in Greenville South Carolina, meaning that the building had 90% occupancy for 90 days. The building’s 200 residential units were 98% leased with 92.5% occupancy at year end. The joint venture was also able to achieve permanent financing in third quarter of 2022. The $32 million loan is interest only for five years with a term of eight years at a fixed rate of 4.92% with no prepayment penalty after three years. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Hickory Creek DST was sold and the Company received $8.83 million from the sale on an investment of $6 million. Prior to the sale distributions to the Company were $332,000 for the year.

Summary and Outlook

Mining royalties had its highest revenue quarter ever providing a fitting capstone to a year that saw both royalty revenue and NOI surpass $10 million for the first time. The extent to which royalty revenue in 2022 eclipsed the previous year (12.9% improvement) or any year (12.7% improvement over 2020, previously the segment’s highest revenue year) is due in large part to the purchase of the Bland property in April 2022. However, even without the addition of this latest royalty property, 2022 would have been the segment’s best revenue year. It is management’s belief that the performance of this segment this year and over the last several years (8.1% cumulative aggregate growth rate since 2017) speaks not only to the attractiveness of the aggregates industry as an investment, but also to the quality of our assets and operating tenants.

This year, 61.45% of expiring leases at Maren renewed with an average increase on renewals of 8.17%, and 61.40% of expiring leases renewed at Dock 79 with an average increase of 5.91%. When we could not renew an existing residential lease, we saw a year-to-date increase in rent on those “trade outs” of 7.4% at The Maren and 12.6% at Dock 79. With this being the first full year with The Maren in this segment, the 17% increase in NOI for this segment is mostly attributable to an additional quarter of The Maren operating versus last year. However, the ability to raise rents on renewals while retaining tenants at the rate that we did both Dock 79 and The Maren played a meaningful part in increasing NOI. As mentioned previously, Steuart Investment Company is now a 20% partner in these assets. We are enthusiastic about this partnership, and the combined valuation ($326.5 million) SIC placed on these assets through its investment demonstrates that our new partners have every bit as much faith in these assets as we do.

The Asset Management segment performed well in 2022. All of our industrial assets are 100% leased, and six of the seven buildings in service are 100% occupied. The uptick in occupancy, particularly at Cranberry, largely explains the increase in revenue, operating profit, and NOI in 2022, as well as the fact that this is the best year this segment has experienced since we sold the bulk of our industrial portfolio in 2018. Looking forward into 2023, we expect our last two buildings at Hollander (a build to suit, and a spec building currently 100% leased but 0% occupied) to achieve occupancy sometime in the first half of next year, which will increase our occupied square footage for industrial by 54.3% and will positively impact revenue, operating profit, and NOI for some time.

Financially, operationally, and strategically, 2022 was a big year for the Company. The Bland property was our first addition to the mining royalties segment since 2012 and only our second acquisition since 1986, and it was instrumental in the segment achieving the results it did this past year. This year, we secured permanent financing on Riverside and completed construction and began lease-up on The Verge and .408 Jackson. 2022 saw the purchase of a new site in Cecil

County Maryland capable of supporting 900,000 square feet of industrial development and the annexation into the town of Aberdeen, Maryland of our property at 1001 Old Philadelphia Road which begins the process of 690,000 square feet of industrial development at that site. Each segment achieved its highest revenue, operating profit, and NOI total since the asset sale in 2018. However, the biggest news of 2022 came at the beginning of the fourth quarter when we finalized the details of our agreement with SIC and MRP. If all goes according to plan, this partnership will be developing assets together for well over a decade and in the end will have over three million square feet of mixed-use development in DC’s Capitol Riverfront and Buzzard Point submarkets. With 3,000 residential units and 150,000 square feet of retail spread amongst ten distinct multifamily projects on or adjacent to the water, this is a unique opportunity to expand upon our existing footprint in DC and end up controlling nearly every asset visible from the south entrance to the nation’s capital.

On a macro level, the immediate future remains unclear. On any given day, we are treated with predictions and prognostications that cover every shade of the economic color wheel. Inflation and rising interest rates appear to be our reality for at least the immediate future, yet so do low unemployment and job growth. Regardless of whatever the immediate future holds, it is our belief that with the assets we have in place, the partners we have chosen, and the steps we have made to ensure deliberate, responsible growth over the long haul, your company is on its way to building something very special.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of December 31, 2022, we had $177,497,000 of cash and cash equivalents. As of December 31, 2022, we had no debt borrowed under our $20 million Wells Fargo revolver, $562,000 outstanding under letters of credit and $19,438,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Years ended December 31,
	2022	2021	2020
Total cash provided by (used for):
Operating activities	22,338	22,242	18,613
Investing activities	(23,196)	66,601	50,527
Financing activities	16,834	(1,231)	(21,838)
Increase in cash and cash equivalents	15,976	87,612	47,302

Outstanding debt at the beginning of the period	178,409	89,964	88,925
Outstanding debt at the end of the period	178,557	178,409	89,964

Operating Activities - Net cash provided by operating activities in 2022 was $22,338,000 versus $22,242,000 in the same period last year. The Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities in 2021.

Net cash provided by operating activities in 2021 was $22,242,000 versus $18,613,000 in 2020. The Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities in 2021.

As of December 31, 2022 the company had deferred taxes of approximately $31 million associated with $112 million of gains on sales reinvested through Opportunity Zone investments. These taxes are deferred until the earlier of the sale of the related investments or December 31, 2026 and 10% of gains are excluded from tax once the investments are held five years plus an additional 5% is excluded at seven years.

Investing Activities – Net cash used in investing activities in 2022 was $23,196,000 versus cash provided by investing activities of $66,601,000 in 2021. The decrease was due primarily due to increased investment in properties of $11 million, increased investments in joint ventures of $8 million and reduced proceeds from sales of corporate bonds of $65.6 million. In 2022 the Company invested $11 million in mining land and $11 million to pay off debt in our BC Realty, LLC joint venture.

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

At December 31, 2022, the Company was invested in U.S. Treasury notes valued at $161,585,000 maturing in late 2023. The unrealized loss on these investments of $1,903,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

Financing Activities – Net cash provided by financing activities was $16,834,000 versus cash required by financing activities of $1,231,000 in the same period last year primarily due the $27.9 million contribution for 20% ownership of Dock & Maren by our new limited partner (less $9.3 million distributed to MRP) and prior year refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured.

Net cash required by financing activities was $1,231,000 in 2021 versus $21,838,000 in 2020 primarily due the refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured and $21.0 million lower repurchases of company stock.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of December 31, 2022, these covenants would have limited our ability to pay dividends to a maximum of $249 million combined.

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

Cash Requirements – The Company expended capital of $27,615,000 during 2022 for real estate development including investments in joint ventures and the purchase of mining property. These capital expenditures were funded from cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities. The Company expects to invest $83 million into our existing real estate holdings and partnerships as well as new real estate assets and joint ventures during 2023, with such capital being funded from cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities. Rising interest rates and cost inflation will require that we closely scrutinize these investments before pulling the trigger on them.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analysis, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata net operating income (NOI) because we believe it assists investors and analysis in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. This measure is not, and should not be viewed as, a substitute for GAAP financial measures.

Pro-Rata Net Operating Income Reconciliation
Twelve months ended 12/31/22 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	$700	(7,138)	1,938	7,093	1,454	4,047
Income Tax Allocation	260	(2,647)	910	2,630	377	1,530
Income (loss) before income taxes	960	(9,785)	2,848	9,723	1,831	5,577

Less:
Gain on investment land sold	—	—	—	874	—	874
Unrealized rents	236	—	(71)	202	—	367
Interest income	—	3,600	—	—	1,873	5,473
Plus:
Equity in (gain)/loss of Joint Venture	—	8,310	(2,631)	42	—	5,721
Interest Expense	—	—	3,003	—	42	3,045
Depreciation/Amortization	907	189	9,535	586	—	11,217
Management Co. Indirect	403	2,179	371	463	—	3,416
Allocated Corporate Expenses	632	2,284	332	414	—	3,662
Net Operating Income (loss)	2,666	(423)	13,529	10,152	—	25,924

NOI of noncontrolling interest	—	—	(4,595)	—	—	(4,595)
Pro-rata NOI from unconsolidated joint ventures	—	2,366	535	—	—	2,901

Pro-Rata net operating income	$2,666	1,943	9,469	10,152	—	24,230

Net Operating Income Reconciliation
Twelve months ended 12/31/21 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Pro-Rata Net Income (loss)	$(187)	(4,454)	37,472	6,587	676	40,094
Income Tax Allocation	(70)	(1,651)	9,490	2,443	69	10,281
Income (loss) before income taxes	(257)	(6,105)	46,962	9,030	745	50,375

Less:
Gain on remeasurement of real estate investment	—	—	51,139	—	—	51,139
Gain on investment land sold	—	—	—	831	—	831
Unrealized rents	116	—	100	219	—	435
Interest income	—	3,427	—	—	788	4,215
Plus:
Loss on sale of land	26	—	—	—	—	26
Equity in loss of Joint Venture	—	5,427	286	41	—	5,754
Interest Expense	—	—	2,261	—	43	2,304
Depreciation/Amortization	578	208	11,752	199	—	12,737
Management Co. Indirect	841	1,489	441	397	—	3,168
Allocated Corporate Expenses	843	1,557	353	318	—	3,071
Net Operating Income (loss)	1,915	(851)	10,816	8,935	—	20,815

NOI of noncontrolling interest	—	—	(2,726)	—	—	(2,726)
Pro-rata NOI from unconsolidated joint ventures	—	(528)	—	—	—	(528)

Pro-Rata net operating income	$1,915	(1,379)	8,090	8,935	—	17,561

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

Income Taxes. The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the related tax expense or benefit has already been recorded in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in the Consolidated Financial Statements compared with when they are recognized in the tax returns. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent recovery is not probable, a valuation allowance is established and included as an expense as part of our income tax provision. No valuation allowance was recorded at December 31, 2022, as all deferred tax assets are considered more likely than not to be realized. Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on the provision for income taxes. As part of the calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter, for which an established accrual was made, is audited and resolved.

INFLATION

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. Substantially all of the Company’s royalty agreements are based on a percentage of the sales price of the related mined items. Minimum royalties and substantially all lease agreements provide escalation provisions.

CONSOLIDATED STATEMENTS OF INCOME – Years ended December 31

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Lease revenue	$26,798	21,755	14,106
Mining Royalty and rents	10,683	9,465	9,477
Total Revenues	37,481	31,220	23,583

Cost of operations:
Depreciation, depletion and amortization	11,217	12,737	5,828
Operating expenses	7,065	6,219	3,333
Property taxes	4,125	3,751	2,826
Management company indirect	3,416	3,168	2,951
Corporate expenses (Note 3 Related Party)	3,662	3,071	3,511
Total cost of operations	29,485	28,946	18,449

Total operating profit	7,996	2,274	5,134

Net investment income, including realized gains of $0, $0, and $298, respectively	5,473	4,215	7,415
Interest expense	(3,045)	(2,304)	(1,100)
Equity in loss of joint ventures	(5,721)	(5,754)	(5,690)
Gain on remeasurement of investment in real estate partnership	—	51,139	—
Gain on sale of real estate	874	805	9,170

Income before income taxes	5,577	50,375	14,929
Provision for income taxes	1,530	10,281	3,207

Net income	4,047	40,094	11,722
(Loss) gain attributable to noncontrolling interest	(518)	11,879	(993)

Net income attributable to the Company	$4,565	28,215	12,715

Earnings per common share:
Net Income attributable to the Company -
Basic	$0.49	3.02	1.33
Diluted	$0.48	3.00	1.32

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,386	9,355	9,580
-diluted earnings per common share	9,435	9,397	9,609

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Years ended December 31

(In thousands)

	Years Ended December 31,
	2022	2021	2020

Net income	$4,047	40,094	11,722
Other comprehensive income (loss) net of tax:
Unrealized loss on investments, net of income tax effect of $(504), $(194) and $(145)	(1,358)	(524)	(391)
Minimum pension liability, net of income tax effect of $(11), $(15) and $53	(31)	(38)	143
Comprehensive income	$2,658	39,532	11,474

Less comp. income attributable to noncontrolling interest	(518)	11,879	(993)

Comprehensive income attributable to the Company	$3,176	27,653	12,467

See accompanying notes.

CONSOLIDATED BALANCE SHEETS – As of December 31

(In thousands, except share data)

	December 31	December 31
Assets:	2022	2021
Real estate investments at cost:
Land	$141,579	123,397
Buildings and improvements	270,579	265,278
Projects under construction	12,208	8,668
Total investments in properties	424,366	397,343
Less accumulated depreciation and depletion	57,208	46,678
Net investments in properties	367,158	350,665

Real estate held for investment, at cost	10,182	9,722
Investments in joint ventures	140,525	145,443
Net real estate investments	517,865	505,830

Cash and cash equivalents	177,497	161,521
Cash held in escrow	797	752
Accounts receivable, net	1,166	793
Investments available for sale at fair value	—	4,317
Federal and state income taxes receivable	—	1,103
Unrealized rents	856	620
Deferred costs	2,343	2,726
Other assets	560	528
Total assets	$701,084	678,190

Liabilities:
Secured notes payable	$178,557	178,409
Accounts payable and accrued liabilities	5,971	6,137
Other liabilities	1,886	1,886
Federal and state income taxes payable	18	—
Deferred revenue	259	369
Deferred income taxes	67,960	64,047
Deferred compensation	1,354	1,302
Tenant security deposits	868	790
Total liabilities	256,873	252,940

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,459,686 and 9,411,028 shares issued and outstanding, respectively	946	941
Capital in excess of par value	65,158	57,617
Retained earnings	342,317	337,752
Accumulated other comprehensive income, net	(1,276)	113
Total shareholders’ equity	407,145	396,423
Noncontrolling interests	37,066	28,827
Total equity	444,211	425,250
Total liabilities and equity	$701,084	678,190

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Years ended December 31

(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$4,047	40,094	11,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,462	12,946	6,050
Deferred income taxes	1,813	7,941	5,995
Gain on remeasurement of invest in real estate partnership	—	(51,139)	—
Equity in loss of joint ventures	5,721	5,754	5,690
Gain on sale of equipment and property	(904)	(880)	(9,184)
Stock-based compensation	1,569	1,111	1,372
Realized (gain) loss on available for sale investments	—	—	(298)
Deferred debt issuance cost write-off	—	—	902
Net changes in operating assets and liabilities:
Accounts receivable	(373)	837	(377)
Deferred costs and other assets	(1,972)	(346)	27
Accounts payable and accrued liabilities	(276)	1,888	956
Income taxes payable and receivable	1,121	3,518	(5,125)
Other long-term liabilities	130	518	883
Net cash provided by operating activities	22,338	22,242	18,613

Cash flows from investing activities:
Investments in properties	(27,615)	(16,530)	(17,544)
Investments in joint ventures	(21,578)	(13,436)	(12,315)
Return of capital from investments in joint ventures	20,770	22,279	—
Purchases of investments available for sale	—	—	(24,584)
Proceeds from sales of investments available for sale	4,317	69,865	85,735
Cash at consolidation of real estate partnership	—	3,704	—
Cash held in escrow	(45)	(220)	(10)
Proceeds from sale of assets	955	939	19,245
Net cash (used in) provided by investing activities	(23,196)	66,601	50,527

Cash flows from financing activities:
Proceeds from long-term debt	—	92,070	—
Repayment of long-term debt	—	(90,000)	—
Debt issue costs	—	(704)	—
Contribution from partner	27,894	—	—
Distribution to noncontrolling interest	(11,472)	(2,602)	(765)
Repurchase of company stock	—	(264)	(21,312)
Exercise of employee stock options	412	269	239
Net cash provided by (used in) financing activities	16,834	(1,231)	(21,838)

Net increase in cash and cash equivalents	15,976	87,612	47,302
Cash and cash equivalents at beginning of year	161,521	73,909	26,607
Cash and cash equivalents at end of the year	$177,497	161,521	73,909
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$2,893	2,150	960
Income taxes	$(1,761)	(1,226)	2,244

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumu-
					lated
					Other
					Compre-	Total
			Capital in		hensive	Share	Non-
	Common Stock		Excess of	Retained	Income, net	Holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	of tax	Equity	Interest	Equity

Balance at January 1, 2020	9,817,429	$982	$57,705	$315,278	$923	$374,888	$16,757	$391,645

Exercise of stock options	12,415	1	238	—	—	239	—	239
Stock option grant compensation	—	—	92	—	—	92	—	92
Restricted stock compensation	—	—	250	—	—	250	—	250
Shares granted to Employee	11,448	1	529	—	—	530	—	530
Shares granted to Directors	12,050	1	499	—	—	500	—	500
Restricted stock award	20,520	2	(2)	—	—	—	—	—
Shares purchased and cancelled	(510,145)	(51)	(3,032)	(18,229)	—	(21,312)	—	(21,312)
Net income	—	—	—	12,715	—	12,715	(993)	11,722
Distributions to partners	—	—	—	—	—	—	(765)	(765)
Minimum pension liability, net	—	—	—	—	143	143	—	143
Unrealized loss on investment, net	—	—	—	—	(391)	(391)	—	(391)

Balance at December 31, 2020	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653
Exercise of stock options	15,334	2	267	—	—	269	—	269
Stock option grant compensation	—	—	69	—	—	69	—	69
Restricted stock compensation	—	—	492	—	—	492	—	492
Shares granted to Employee	1,098	—	50	—	—	50	—	50
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Restricted stock award	27,778	3	(3)	—	—	—	—	—
Shares purchased and cancelled	(6,004)	(1)	(36)	(227)	—	(264)	—	(264)
Contributions from partners	—	—	—	—	—	—	4,551	4,551
Net income	—	—	—	28,215	—	28,215	11,879	40,094
Distributions to partners	—	—	—	—	—	—	(2,602)	(2,602)
Minimum pension liability, net	—	—	—	—	(38)	(38)	—	(38)
Unrealized loss on investment, net	—	—	—	—	(524)	(524)	—	(524)

Balance at December 31, 2021	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827	$425,250

Exercise of stock options	16,460	2	410	—	—	412	—	412
Stock option grant compensation	—	—	69	—	—	69	—	69
Restricted stock compensation	—	—	800	—	—	800	—	800
Shares granted to Employee	865	—	50	—	—	50	—	50
Shares granted to Directors	11,232	1	649	—	—	650	—	650
Restricted stock award	21,464	2	(2)	—	—	—	—	—
Forfeiture of restricted stock award	(1,363)	—	—	—	—	—	—	—
Net income	—	—	—	4,565	—	4,565	(518)	4,047
Contributions from partner	—	—	—	—	—	—	27,894	27,894
Reallocation of partners’ interest	—	—	7,665	—	—	7,665	(7,665)	—
Reallocation income tax expense	—	—	(2,100)	—	—	(2,100)	—	(2,100)
Distributions to partners	—	—	—	—	—	—	(11,472)	(11,472)
Minimum pension liability, net	—	—	—	—	(31)	(31)	—	(31)
Unrealized loss on investment, net	—	—	—	—	(1,358)	(1,358)	—	(1,358)

Balance at December 31, 2022	9,459,686	$946	$65,158	$342,317	$(1,276)	$407,145	$37,066	$444,211
56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies.

ORGANIZATION - FRP Holdings, Inc. (the “Company”) is a holding company engaged in the investment and development of real estate. The segments of the Company include: (i) leasing and management of industrial and commercial properties owned by the Company (the “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office (the “Development Segment”), (iv) management of mixed-use residential/retail properties owned through our joint ventures (the “Stabilized Joint Venture Segment”).

FRP Holdings, Inc. was incorporated on April 22, 2014 in connection with a corporate reorganization that preceded the Spin-off of Patriot Transportation Holding, Inc. The Company’s predecessor issuer was formed on July 20, 1998. The business of the Company is conducted through our wholly-owned subsidiaries FRP Development Corp., a Maryland corporation (“Development”) and Florida Rock Properties, Inc., a Florida corporation (“Properties”), and the various subsidiaries and joint ventures of each.

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

Effective July 1, 2017 the Company consolidated the assets (at fair value), liabilities and operating results of our Riverfront Investment Partners I, LLC joint venture (“Dock 79”) which was previously accounted for under the equity method. Subsequent to the July 1, 2017 consolidation, the ownership of Dock 79 attributable to our partner MRP Realty is reflected on our consolidated balance sheet as a noncontrolling interest. In March 2021, Riverfront Investment Partners II, LLC reached stabilization which resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, effective March 31, 2021 the Company consolidated the assets (at fair value), liabilities and operating results of our Riverfront Investment Partners II, LLC joint venture (“The Maren”) which was previously accounted for under the equity method. Subsequent to the March 31, 2021 consolidation, the ownership of The Maren attributable to our partner MRP Realty is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The Maren is reflected in Equity in loss of joint ventures on the Consolidated Statements of Income for the periods up to March 31, 2021 but is reflected like Dock 79 for periods commencing April 1, 2021. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income. In 2022 we sold a 20% ownership interest in a tenancy-in-common (TIC) of Dock 79 and The Maren to a new partner Steuart Investment Company (SIC). The Company continues to consolidate both properties because of continued control over major decisions for both properties.

CASH AND CASH EQUIVALENTS - The Company considers all Treasury bills available for sale regardless of maturity and other highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset.

INVESTMENTS AVAILABLE FOR SALE - The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income. The fair value of securities is determined using quoted market prices. At December 31, 2022, no investments were held for trading purposes or classified as held to maturity.

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

The Company recorded depreciation and depletion expenses for fiscal year 2022, 2021 and 2020, of $10,618,000, $8,806,000 and $5,766,000, respectively.

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

INVESTMENTS IN JOINT VENTURES - The Company uses the equity method to account for its investments in Brooksville, BC FRP Realty, Estero, FRP/MRP Buzzard Point Sponsor, and Greenville/Woodfield, in which it has a voting interest of 50% or less and has significant influence but does not have control. The Company uses the equity method to account for its investment in the Bryant Street Partnerships and The Verge at 1800 Half Street, in which it has a voting interest in excess of 50% because all major decisions are shared equally. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations or valuation reports. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense).

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

RECENTLY ISSUED ACCOUNTING STANDARDS – None.

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

During the year we had two new investments in unconsolidated joint ventures:

Estero - In August of 2022, we invested $3.6 million for a 16% interest in a joint venture with Woodfield Development to purchase 46 acres in Estero, FL. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point. The Company’s equity interest in the joint venture is accounted for under the equity method of accounting because of the Company’s significant influence in the development process.

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

FRP/MRP Buzzard Point Sponsor, LLC – This partnership has been engaged in pre-development activities for phase one of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC.

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2022
Brooksville Quarry, LLC	50.00%	$7,522	14,374	(84)	(42)
BC FRP Realty, LLC	50.00%	5,453	21,825	(358)	(175)
Buzzard Point Sponsor, LLC	50.00%	1,453	2,906	—	—
Bryant Street Partnerships	61.36%	55,561	199,774	(10,339)	(6,829)
Lending ventures		16,476	5,577	—	—
DST Hickory Creek	26.65%	—	—	10,960	3,164
Estero Partnership	16.00%	3,600	38,505	—	—
1800 Half St. Owner, LLC	61.37%	38,471	131,128	(1,841)	(1,129)
Greenville Partnerships	40.00%	11,989	96,551	(1,775)	(710)
Total		$140,525	510,640	(3,437)	(5,721)

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2021
Brooksville Quarry, LLC	50.00%	$7,488	14,301	(82)	(41)
BC FRP Realty, LLC	50.00%	5,530	22,470	(230)	(115)
Riverfront Holdings II, LLC (1)		—	—	(760)	(628)
Bryant Street Partnerships	61.36%	59,558	204,082	(6,084)	(4,954)
Aberdeen Station Loan		514	514	—	—
DST Hickory Creek	26.65%	6,000	46,048	(481)	343
Amber Ridge Loan		11,466	11,466	—	—
1800 Half St. Owner, LLC	61.37%	38,693	93,932	12	20
Greenville Partnerships	40.00%	16,194	87,731	(948)	(379)
Total		$145,443	480,544	(8,573)	(5,754)

(1):	Riverfront Holdings II, LLC was consolidated on March 31, 2021. Bryant Street Partnerships includes $747,000 in 2021 for the Company’s share of preferred interest and $471,000 in 2021 for amortization of guarantee liability related to the Bryant Street loan.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2022 are summarized in the following two tables (in thousands):

	As of December 31, 2022					Total
	Buzzard Point	Bryant Street	Estero	1800 Half St.	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	192,904	33,008	130,616	95,883	$452,411
Cash and cash equivalents	0	1,349	5,497	359	567	7,772
Unrealized rents & receivables	0	5,128	0	14	13	5,155
Deferred costs	2,906	393	0	139	88	3,526
Total Assets	$2,906	199,774	38,505	131,128	96,551	$468,864

Secured notes payable	$0	129,263	16,000	66,584	64,954	$276,801
Other liabilities	0	2,338	5	5,328	3,014	10,685
Capital - FRP	1,453	53,553	3,600	36,348	11,087	106,041
Capital – Third Parties	1,453	14,620	18,900	22,868	17,496	75,337
Total Liabilities and Capital	$2,906	199,774	38,505	131,128	96,551	$468,864

	As of December 31, 2022				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,307	21,059	5,547	452,411	$493,324
Cash and cash equivalents	66	99	0	7,772	7,937
Unrealized rents & receivables	0	422	0	5,155	5,577
Deferred costs	1	245	30	3,526	3,802
Total Assets	$14,374	21,825	5,577	468,864	$510,640

Secured notes payable	$0	10,899	(10,899)	276,801	$276,801
Other liabilities	0	338	0	10,685	11,023
Capital – FRP	7,522	5,294	16,476	106,041	135,333
Capital - Third Parties	6,852	5,294	0	75,337	87,483
Total Liabilities and Capital	$14,374	21,825	5,577	468,864	$510,640

The Company’s capital recorded by the unconsolidated Joint Ventures is $5,032,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2021 are summarized in the following two tables (in thousands):

	As of December 31, 2021					Total
	Riverfront	Bryant Street	DST Hickory	1800 Half St.	Greenville/	Apartment/
	Holdings II, LLC	Partnership	Creek	Partnership	Woodfield	Mixed-Use

Investments in real estate, net	$0	199,730	43,840	93,504	87,421	$424,495
Cash and cash equivalents	0	1,123	827	428	279	2,657
Unrealized rents & receivables	0	2,925	1,044	0	5	3,974
Deferred costs	0	304	337	0	26	667
Total Assets	$0	204,082	46,048	93,932	87,731	$431,793

Secured notes payable	$0	119,201	29,337	18,404	44,309	$211,251
Other liabilities	0	9,066	115	14,470	4,462	28,113
Capital - FRP	0	57,555	4,423	37,478	15,584	115,040
Capital – Third Parties	0	18,260	12,173	23,580	23,376	77,389
Total Liabilities and Capital	$0	204,082	46,048	93,932	87,731	$431,793

	As of December 31, 2021
	Brooksville	BC FRP	Aberdeen	Amber Ridge	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Loan	Loan	Mixed-Use	Total

Investments in real estate, net	$14,281	21,561	514	11,466	424,495	$472,317
Cash and cash equivalents	18	312	0	0	2,657	2,987
Unrealized rents & receivables	0	368	0	0	3,974	4,342
Deferred costs	2	229	0	0	667	898
Total Assets	$14,301	22,470	514	11,466	431,793	$480,544

Secured notes payable	$0	11,384	0	0	211,251	$222,635
Other liabilities	0	140	0	0	28,113	28,253
Capital - FRP	7,488	5,473	514	11,466	115,040	139,981
Capital - Third Parties	6,813	5,473	0	0	77,389	89,675
Total Liabilities and Capital	$14,301	22,470	514	11,466	431,793	$480,544

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(13,115,000) and $(8,942,000) as of December 31, 2022 and December 31, 2021, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Revenues:
Rental Revenue	$9,586	$2,376	$5,882	$1,458
Revenue – other	1,766	318	1,084	195
Total Revenues	11,352	2,694	6,966	1,653

Cost of operations:
Depreciation and amortization	6,737	2,842	4,134	1,744
Operating expenses	5,428	3,163	3,331	1,941
Property taxes	1,376	398	844	244
Total cost of operations	13,541	6,403	8,309	3,929

Total operating loss	(2,189)	(3,709)	(1,343)	(2,276)
Interest expense	(8,150)	(2,375)	(5,486)	(2,678)

Net loss before tax	$(10,339)	$(6,084)	$(6,829)	$(4,954)

The income statements of the Greenville Woodfield Riverside Partnership are as follow (in thousands):

Woodfield	Woodfield
Riverside Partnership	Riverside Partnership
Total JV	Company Share
Year ended	Year ended
December 31,	December 31,
2022	2022
63

Revenues:
Rental Revenue	$3,146	$1,259
Revenue – other	176	70
Total Revenues	3,322	1,329

Cost of operations:
Depreciation and amortization	1,557	623
Operating expenses	1,207	483
Property taxes	778	311
Total cost of operations	3,542	1,417

Total operating loss	(220)	(88)
Interest expense	(1,113)	(445)

Net loss before tax	$(1,333)	$(533)

3.	Related Party Transactions.

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $893,000 and $1,025,000 for 2022 and 2021, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

4.	Debt.

Debt is summarized as follows (in thousands):

	December 31,	December 31,
	2022	2021
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,513)	(1,661)
Credit agreement	—	—
	$178,557	178,409

The aggregate amount of principal payments, excluding the revolving credit, due subsequent to December 31, 2022 is: 2023 - $0; 2024 - $0; 2025 - $0; 2026 - $0; 2027 and subsequent years - $180,070,000.

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of December 31, 2022, there was no debt outstanding on this revolver, $562,000 outstanding under letters of credit and $19,438,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 5.36871% on December 31, 2022. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of December 31, 2022, these covenants would have limited our ability to pay dividends to a maximum of $249 million combined.

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

Debt cost amortization of $148,000 was recorded in 2022. During 2022 and 2021, the Company capitalized interest costs of $2,601,000 and $3,783,000, respectively.

The Company was in compliance with all debt covenants as of December 31, 2022.

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

Commercial & Office

The Company’s industrial warehouses typically lease for terms ranging from 3 – 10 years often with one or two renewal options. All base rent revenue is recognized on a straight-lined basis. All of the commercial warehouse leases are triple net and common area maintenance costs (CAM Revenue) are billed monthly, and insurance and real estate taxes are billed annually. 34 Loveton is the only office product wherein all leases are full service therefore there is no CAM revenue. Office leases are also recognized on a straight-lined basis.

Mining

The Company leases land under long-term leases that grant the lessee the right to mine and sell reserves from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms.

At December 31, 2022, the total Carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property	$46,816
Commercial property	92,721
Residential/mixed-use property	294,413
433,950
Less accumulated depreciation and depletion	56,786
$377,164

The minimum future straight-lined rentals due the Company on noncancelable leases as of December 31, 2022 are as follows: 2023 - $17,060,000; 2024 - $6,903,000; 2025 - $6,457,000; 2026 - $5,377,000; 2027 - $3,941,000; 2028 and subsequent years $21,693,000.

6.	Earnings per Share.

The following details the computations of the Basic and diluted earnings per common share (in thousands, except per share amounts):

	Years Ended December 31
	2022	2021	2020
Common shares:

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,386	9,355	9,580

Common shares issuable under share based payments plans which are potentially dilutive	49	42	29

Common shares used for diluted earnings per common share	9,435	9,397	9,609

Net income attributable to the Company	$4,565	28,215	12,715

Earnings per common share:
-basic	$0.49	3.02	1.33
66

-diluted	$0.48	3.00	1.32

For 2022 the Company did not have any outstanding anti-dilutive stock options. For 2021, 6,680 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 29% and 41%, risk-free interest rate of 1.9% to 2.9% and expected life of 3.0 to 7.0 years.

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

In January 2022, 7,448 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 14,016 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2020, 20,520 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 367,641 at December 31, 2022. In January 2022, January 2021 and March 2020, 865, 1,098 and 11,448 shares of stock, respectively, were granted to employees rather than stock options as in prior years.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock option grants	$69	69	92
Restricted stock awards	800	492	250
Employee stock grant	50	50	530
Annual director stock award	650	500	500
	$1,569	1,111	1,372

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
January 1, 2020	132,504	$33.82	5.8	$1,631
Exercised	(12,415)	$19.23		$(100)
Outstanding at
December 31, 2020	120,089	$35.33	5.3	$1,531
Exercised	(15,334)	$17.54		$(115)
Outstanding at
December 31, 2021	104,755	$37.93	4.8	$1,416
Exercised	(16,460)	$25.07		$(145)
Outstanding at
December 31, 2022	88,295	$40.33	4.4	$1,271
Exercisable at
December 31, 2022	84,305	$40.07	4.3	$1,205
Vested during
twelve months ended
December 31, 2022	4,179			$69

The following table summarizes information concerning Stock options outstanding at December 31, 2022:

	Shares	Weighted	Weighted
Range of Exercise	under	Average	Average
Prices per Share	Option	Exercise Price	Remaining Life

Non-exercisable:
$43.16 - $45.97	3,990	$45.97	5.9	Years

Exercisable:
$29.96 - $35.95	22,750	29.62	1.9
$35.96 - $43.15	12,000	38.45	4.0
$43.16 - $45.97	49,555	45.25	5.4
	84,305	$40.07	4.3	Years
Total	88,295	$40.33	4.4	Years

The aggregate intrinsic value of exercisable in-the-money options was $1,163,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,194,000 based on the market closing price of $53.86 on December 30, 2022 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of December 31, 2022 was $60,000, which is expected to be recognized over a weighted-average period of .9 years.

Gains of $571,000 were realized by option holders during the year ended December 31, 2022.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2020	0	$0		$0
Performance-based awards granted	20,520	46.30		950
Non-vested at December 31, 2020	20,520	$46.30	3.4	$950
Time-based awards granted	8,896	45.55		405
Performance-based awards granted	18,882	45.55		860
Vested	(2,224)	45.55		(101)
Non-vested at December 31, 2021	46,074	$45.88	3.1	$2,114
Time-based awards granted	7,448	57.80		431
Performance-based awards granted	14,016	57.80		810
Vested	(15,679)	47.56		(746)
Forfeited	(1,363)	46.30		(63)
Non-vested at December 31, 2022	50,496	$50.42	3.0	$2,546

Total unrecognized compensation cost of restricted stock granted but not yet vested as of December 31, 2022 was $2,142,000 which is expected to be recognized over a weighted-average period of 3.1 years.

8.	Income Taxes.

The Provision for income tax expense included in the financial statements (in thousands):

	Years Ended December 31,
	2022	2021	2020
Included in Net income:
Continuing operations	$1,530	10,281	3,207
Comprehensive income	(515)	(209)	(92)

Total tax expense	$1,015	10,072	3,115

The Provision for income taxes (income tax benefit) consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(214)	305	(2,667)
State	(571)	1,826	(213)
	(785)	2,131	(2,880)
Deferred	1,800	7,941	5,995

Total	$1,015	10,072	3,115

The deferred taxes are primarily related to the bonus depreciation on property placed in service. Taxes in 2020 were favorably impacted by $1,100,000 due to a carryback of our 2020 tax net operating loss to fiscal 2016 when the federal tax rate was 35%.

As of December 31, 2022 the company has deferred taxes of approximately $31 million associated with $112 million of gains on sales reinvested through Opportunity Zone investments. These taxes are deferred until the earlier of the sale of the related investments or December 31, 2026 and 10% of gains are excluded from tax once the investments are held five years plus an additional 5% is excluded at seven years.

A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

	Year Ended December 31
	2022	2021	2020
Amount computed at statutory
Federal rate	$924	7,941	3,226
State income taxes (net of Federal income tax benefit)	(30)	2,634	1,048
Carryback of net operating loss	—	—	(1,100)
Other, net	121	(503)	(59)
Provision for income taxes	$1,015	10,072	3,115

In this reconciliation, the category “Other, net” consists of permanent tax differences related to non-deductible expenses, special tax rates and tax credits, interest paid and penalties, and adjustments to prior year estimates.

The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2022	2021	2020
Deferred tax liabilities:
Property and equipment	$41,866	38,143	25,468
Investment in opportunity zone	34,871	30,846	30,846
Depletion	697	704	708
Unrealized rents	150	58	27
Prepaid expenses	31	36	50
Gross deferred tax liabilities	77,615	69,787	57,099
Deferred tax assets:
Federal tax loss carryforwards	6,375	3,235	—
State tax loss carryforwards	2,359	1,388	—
Employee benefits and other	921	1,117	993
Gross deferred tax assets	9,655	5,740	993
Net deferred tax liability	$67,960	64,047	56,106

	Years Ended
Other Items - All Gross	12/31/2022	12/31/2021
State NOL Carryovers	38,169,229	23,111,156
Federal NOL Carryovers	30,357,222	15,406,397

The Company has no unrecognized tax benefits.

FRP tax returns in the U.S. and various states that include the Company are subject to audit by taxing authorities. As of December 31, 2022, the earliest tax year that remains open for audit is 2017. Our effective income tax expense may vary, possibly materially, due to projected effective state tax rates.

9.	Employee Benefits.

The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code under which an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company may make an annual discretionary contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company’s cost was $54,000 in 2022 and $49,000 in 2021.

The Company has a deferred compensation plan, the Management Security Plan (MSP) for our President. The accruals for future benefits are based upon actuarial assumptions. Life insurance on his life has been purchased to partially fund this benefit and the Company is the owner and beneficiary of that policy. The expense for 2022 and 2021, was $10,000 and $8,000, respectively. The accrued benefit under this plan as of December 31, 2022 and December 31, 2021 was $1,354,000 and $1,302,000, respectively.

10.	Business Segments.

The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Development and Stabilized Joint Venture, as described below.

The Asset Management Segment owns, leases and manages in-service commercial properties wholly owned by the Company. Currently this includes seven warehouses in two business parks, an office building partially occupied by the Company, and two ground leases.

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

The Stabilized Joint Venture segment includes joint ventures which own, lease and manage buildings that have met our initial lease-up criteria. Two of our joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) and Riverfront Investment Partners II, LLC (“The Maren”) are consolidated. The Maren was consolidated effective March 31, 2021 and prior periods are still reflected under the equity method. The ownership of Dock 79 and The Maren (commencing March, 2021) attributable to our partner MidAtlantic Realty Partners, LLC (MRP) is reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The Maren is reflected in Equity in loss of joint ventures on the Consolidated Statements of Income for the periods up to March 31, 2021 but is reflected like Dock 79 for periods commencing April 1, 2021. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues:
Asset management	$3,681	2,575	2,747
Mining royalty lands	10,683	9,465	9,477
Development	1,674	1,563	1,152
Stabilized Joint Venture	21,443	17,617	10,207
	$37,481	31,220	23,583
Operating profit:
Before corporate expenses:
Asset management	$1,592	612	907
Mining royalty lands	9,305	8,558	8,629
Development	(2,791)	(2,548)	(2,576)
Stabilized Joint Venture	3,552	(1,277)	1,685
Operating profit before corporate expenses	11,658	5,345	8,645
Corporate expenses:
Allocated to asset management	(632)	(843)	(909)
Allocated to mining royalty lands	(414)	(318)	(288)
Allocated to Development	(2,284)	(1,557)	(2,108)
Allocated to Stabilized Joint Venture	(332)	(353)	(206)
	(3,662)	(3,071)	(3,511)
	$7,996	2,274	5,134

Interest expense	$3,045	2,304	1,100

Depreciation, depletion and amortization:
Asset management	$907	578	652
Mining royalty lands	586	199	218
Development	189	208	214
Stabilized Joint Venture	9,535	11,752	4,744
	$11,217	12,737	5,828
Capital expenditures:
Asset management	$1,284	852	924
Mining royalty lands	11,218	522	—
Development	14,521	14,242	16,547
Stabilized Joint Venture	592	914	73
	$27,615	16,530	17,544

Identifiable net assets at end of period:
Asset management	$26,053	23,897	11,172
Mining royalty lands	48,494	37,627	37,387
Development	188,834	176,386	196,212
Stabilized Joint Venture	257,535	266,429	130,472
Investments available for sale at fair value	—	4,317	75,609
Cash items	178,294	162,273	74,105
Unallocated corporate assets	1,874	7,261	11,403
	$701,084	678,190	536,360

11.	Fair Value Measurements.

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

At December 31, 2022, the Company was invested U.S. Treasury notes valued at $161,585,000 maturing in late 2023. The unrealized loss on these investments of $1,903,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

At December 31, 2022 and 2021, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2022, the carrying amount and fair value of such other long-term debt was $180,070,000 and $142,785,000, respectively. At December 31, 2021, the carrying amount and fair value of such other long-term debt was $180,070,000 and $174,111,000, respectively.

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

As of December 31, 2022, there was $562,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

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

The Company, at December 31, 2022, had entered into various contracts to develop and maintain real estate with remaining commitments totaling $2,133,000.

As of December 31, 2022, we had additional financing commitments to our residential development lending ventures totaling $30.8 million of which $8.3 million is budgeted for in 2023.

14.	Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 23% of the Company’s consolidated revenues during 2022 and $453,000 of accounts receivable at December 31, 2022. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

The Company has allocated the purchase price of property acquisitions based upon the fair value of the assets acquired, consisting of land, buildings and intangible assets, including in-place leases and below market leases. These deferred leasing intangible assets are recorded within Deferred Costs and Deferred lease intangible, net in the consolidated balance sheets. The value of the in-place lease intangibles will be amortized over the remaining lease terms. The fair value assigned pertaining to the above market in-place leases values are amortized as a reduction to rental revenue, and the below market in-place lease values are amortized as an increase to rental revenue over the remaining non-cancelable terms of the respective leases.

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

The Company had the following Acquired lease intangibles (in thousands):

	Years Ended December 31,
	2022	2021
In-place leases	$9,660	$9,660
Accumulated amortization	$(9,357)	$(8,798)
Acquired intangible assets, net	$303	$862

Amortization expense for in-place leases was $559,000 and $3,946,000 for 2022 and 2021, respectively, and is included in the Depreciation, depletion and amortization line in the Consolidated Statements of Operations.

The Estimated aggregate amortization from acquired lease intangibles for the next five years are as follows (in thousands):

Amortization
Year Ending	of in-place
December 31,	lease intangibles
2023	$29
2024	29
2025	29
2026	29
2027	29

17.	Contributions from partner.

On November 4, 2022 the Company sold a 20% ownership interest in tenancy-in-common (TIC) of Dock 79 and The Maren for $65.3 million to a new partner Steuart Investment Company (SIC). Net of the mortgage assumption of $36.0 million and the Company’s share of transfer taxes and other transactions costs of $1.4 million the net contribution was $27.9 million. Of this amount $9.3 million was distributed to MRP and $18.6 million to the Company. A reallocation of partners’ interest of $7.7 million was recorded to Capital in excess of par value for the difference between the $18.6 million consideration received by the company and the net book value of the Company’s share of assets sold. Deferred income tax expense of $2.1 million was recorded to Capital in excess of par value on the Company’s reallocation. The Company continues to consolidate both properties because of continued control over major decisions for both properties.

18.	Subsequent Events.

None

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

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors FRP Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FRP Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Real Estate Investment Accounting Assessment

Description of Matter

At December 31, 2022, the Company’s investments in real estate were $518 million including unconsolidated real estate ventures of $141 million. As explained in Note 1 to the consolidated financial statements, the Company enters into real estate investments and performs an assessment as to which method of accounting is appropriate, whether the proper accounting is to determine whether to use the cost or equity method to account for an investment or whether to consolidate such investment. Note 2 to the consolidated financial statements provides a detail of unconsolidated real estate investments.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s qualitative analysis that determines whether the Company has control over the venture, through influence, voting interest or through the presence of a variable interest in a real estate venture that would require consolidation.

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

Jacksonville, Florida

March 22, 2023

DIRECTORS AND OFFICERS

Directors

John D. Baker II (1)

Chief Executive Officer of the Company

Charles E. Commander III (2)(3)

Retired Partner

Foley & Lardner

John S. Surface (2)(3)(4)

Chief Executive Officer of Covis Services

Martin E. Stein, Jr. (3)(4)

Executive Chairman of Regency Centers Corporation

Nicole B. Thomas (2)(3)(4)

President of Baptist Medical Center Jacksonville

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

John D. Baker III

Chief Financial Officer & Treasurer

John D. Milton, Jr.

Executive Vice President, Secretary & General Counsel

John D. Klopfenstein

Controller and Chief Accounting Officer

FRP Holdings, Inc.

200 West Forsyth Street, 7th Floor

Jacksonville, Florida, 32202

Telephone: (904) 396-5733

Annual Meeting

Shareholders are cordially invited to attend the 2023 annual meeting of shareholders on Wednesday, May 10, 2023 at 11:00 a.m., Eastern Daylight Time. This year’s meeting will be held virtually. To participate in the annual meeting, go to www.frpdev.com, click the Investors tab, and then click the link titled “2023 Annual Shareholders Meeting”.

Transfer Agent

American Stock Transfer & Trust Company

59 Maiden Lane

Plaza Level

New York, NY 10038

Telephone: 1-800-937-5449

General Counsel

Nelson Mullins Riley & Scarborough LLP

Jacksonville, Florida

Independent Registered Public Accounting Firm

Hancock Askew & Co., LLP

Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market

(Symbol: FRPH)

Form 10-K

Shareholders may receive, without charge, a copy of FRP Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission by writing to the Treasurer at 200 West Forsyth Street, 7th Floor, Jacksonville, Florida 32202. The most recent certifications by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K.

Company Website

The Company’s website may be accessed at www.frpdev.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

