Form 10-Q
period 2023-03-31
FRP HOLDINGS, INC.
filed 2023-05-15
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2023
Common Stock, $.10 par value per share	9,514,013 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2023

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31, 2023	December 31, 2022
Assets:
Real estate investments at cost:
Land	$141,578	141,579
Buildings and improvements	281,193	270,579
Projects under construction	2,663	12,208
Total investments in properties	425,434	424,366
Less accumulated depreciation and depletion	59,940	57,208
Net investments in properties	365,494	367,158

Real estate held for investment, at cost	10,298	10,182
Investments in joint ventures	144,677	140,525
Net real estate investments	520,469	517,865

Cash and cash equivalents	173,299	177,497
Cash held in escrow	585	797
Accounts receivable, net	1,333	1,166
Unrealized rents	937	856
Deferred costs	2,410	2,343
Other assets	566	560
Total assets	$699,599	701,084

Liabilities:
Secured notes payable	$178,594	178,557
Accounts payable and accrued liabilities	3,169	5,971
Other liabilities	1,886	1,886
Federal and state income taxes payable	313	18
Deferred revenue	201	259
Deferred income taxes	68,013	67,960
Deferred compensation	1,357	1,354
Tenant security deposits	881	868
Total liabilities	254,414	256,873

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,503,633 and 9,459,686 shares issued and outstanding, respectively	950	946
Capital in excess of par value	66,281	65,158
Retained earnings	342,882	342,317
Accumulated other comprehensive income (loss), net	(902)	(1,276)
Total shareholders’ equity	409,211	407,145
Noncontrolling interest	35,974	37,066
Total equity	445,185	444,211
Total liabilities and equity	$699,599	701,084

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Revenues:
Lease revenue	$6,832	6,282
Mining lands lease revenue	3,282	2,425
Total revenues	10,114	8,707

Cost of operations:
Depreciation, depletion and amortization	2,780	2,898
Operating expenses	1,740	1,808
Property taxes	947	1,028
Management company indirect	839	774
Corporate expenses (Note 4 Related party)	954	835
Total cost of operations	7,260	7,343

Total operating profit	2,854	1,364

Net investment income	2,382	898
Interest expense	(1,006)	(738)
Equity in loss of joint ventures	(3,625)	(1,604)
Gain on sale of real estate	10	733

Income before income taxes	615	653
Provision for income taxes	209	249

Net income	406	404
Loss attributable to noncontrolling interest	(159)	(268)
Net income attributable to the Company	$565	672

Earnings per common share:
Net income attributable to the Company-
Basic	$0.06	0.07
Diluted	$0.06	0.07

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,416	9,366
-diluted earnings per common share	9,456	9,417

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Net income	$406	404
Other comprehensive income (loss) net of tax:
Unrealized gain/(loss) on investments, net of income tax effect of $139 and $(315)	374	(850)
Comprehensive income (loss)	$780	(446)

Less comp. income (loss) attributable to noncontrolling interest	(159)	(268)

Comprehensive income (loss) attributable to the Company	$939	(178)

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands) (Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$406	404
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation, depletion and amortization	2,842	2,961
Deferred income taxes	53	—
Equity in loss of joint ventures	3,625	1,604
Gain on sale of equipment and property	(17)	(733)
Stock-based compensation	324	197
Net changes in operating assets and liabilities:
Accounts receivable	(167)	(312)
Deferred costs and other assets	170	(803)
Accounts payable and accrued liabilities	(2,860)	(2,372)
Income taxes payable and receivable	295	336
Other long-term liabilities	16	32
Net cash provided by operating activities	4,687	1,314

Cash flows from investing activities:
Investments in properties	(1,206)	(3,636)
Investments in joint ventures	(12,766)	(2,394)
Return of capital from investments in joint ventures	4,988	3,227
Proceeds from sales of investments available for sale	—	4,317
Proceeds from the sale of assets	17	741
Cash held in escrow	212	204
Net cash (used in) provided by investing activities	(8,755)	2,459

Cash flows from financing activities:
Distribution to noncontrolling interest	(933)	(771)
Exercise of employee stock options	803	—
Net cash used in financing activities	(130)	(771)

Net (decrease) increase in cash and cash equivalents	(4,198)	3,002
Cash and cash equivalents at beginning of year	177,497	161,521
Cash and cash equivalents at end of the period	$173,299	164,523

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	1,004	736
Income taxes	—	(401)

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except share amounts) (Unaudited)

					Accumulated
					Other Comp-	Total
			Capital in		rehensive	Share	Non-
	Common Stock		Excess of	Retained	Income	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	(loss), net	Equity	Interest	Equity
Balance at January 1, 2023	9,459,686	$946	$65,158	$342,317	$(1,276)	$407,145	$37,066	$444,211
Exercise of stock options	17,735	2	801	—	—	803	—	803
Stock option grant compensation	—	—	17	—	—	17	—	17
Restricted stock compensation	—	—	257	—	—	257	—	257
Shares granted to Employees	928	—	50	—	—	50	—	50
Restricted stock award	25,284	2	(2)	—	—	—	—	—

Net income	—	—	—	565	—	565	(159)	406
Distributions to partners	—	—	—	—	—	—	(933)	(933)
Unrealized loss on investment, net	—	—	—	—	374	374	—	374
Balance at March 31, 2023	9,503,633	$950	$66,281	$342,882	$(902)	$409,211	$35,974	$445,185

Balance at January 1, 2022	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827	$425,250

Stock option grant compensation	—	—	17	—	—	17	—	17
Restricted stock compensation	—	—	130	—	—	130	—	130
Shares granted to Employees	865	—	50	—	—	50	—	50
Restricted stock award	21,464	2	(2)	—	—	—	—	—
Forfeiture of restricted stock award	(1,363)	—	—	—	—	—	—	—
Net income	—	—	—	672	—	672	(268)	404
Distributions to partners	—	—	—	—	—	—	(771)	(771)
Unrealized loss on investment, net	—	—	—	—	(850)	(850)	—	(850)
Balance at March 31, 2022	9,431,994	$943	$57,812	$338,424	$(737)	$396,442	$27,788	$424,230

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”), Florida Rock Properties, Inc. (“Properties”), Riverfront Investment Partners I, LLC, and Riverfront Investment Partners II, LLC. Our investments accounted for under the equity method of accounting are detailed in Note 11. Our ownership of Riverfront Investment Partners I, LLC and Riverfront Investment Partners II, LLC includes a non-controlling interest representing the ownership of our partner.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2022.

(2) Recently Issued Accounting Standards.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard was effective for the Company as of January 1, 2023. There was no impact on our financial statements at adoption.

(3) Business Segments.

The Company is reporting its financial performance based on four reportable segments, Asset Management, Mining Royalty Lands, Development and Stabilized Joint Venture, as described below.

The Asset Management Segment owns, leases and manages in-service commercial properties wholly owned by the Company. Currently this includes nine warehouses in two business parks, an office building partially occupied by the Company, and two ground leases.

Our Mining Royalty Lands segment owns several properties totaling approximately 16,650 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.

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

The Stabilized Joint Venture segment includes joint ventures which own, lease and manage buildings that have met our initial lease-up criteria. Two of our joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) and Riverfront Investment Partners II, LLC (“The Maren”) are consolidated. The ownership of Dock 79 and The Maren attributable to our partners are reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 and The Maren are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

Operating results and certain other financial data for the Company’s Business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2023	2022
Revenues:
Asset management	$1,070	839
Mining royalty lands	3,282	2,425
Development	486	383
Stabilized Joint Venture	5,276	5,060
	10,114	8,707

Operating profit (loss):
Before corporate expenses:
Asset management	$477	292
Mining royalty lands	2,897	2,183
Development	(461)	(718)
Stabilized Joint Venture	895	442
Operating profit before corporate expenses	3,808	2,199
Corporate expenses:
Allocated to asset management	(182)	(144)
Allocated to mining royalty lands	(107)	(94)
Allocated to development	(574)	(521)
Allocated to Stabilized Joint Venture	(91)	(76)
Total corporate expenses	(954)	(835)
	$2,854	1,364

Interest expense	$1,006	738

Depreciation, depletion and amortization:
Asset management	$278	234
Mining royalty lands	183	55
Development	55	45
Stabilized Joint Venture	2,264	2,564
	$2,780	2,898
Capital expenditures:
Asset management	$480	450
Mining royalty lands	—	91
Development	594	2,953
Stabilized Joint Venture	132	142
	$1,206	3,636

	March 31,	December 31,
Identifiable net assets	2023	2022

Asset management	$39,202	26,053
Mining royalty lands	48,501	48,494
Development	181,592	188,834
Stabilized Joint Venture	254,932	257,535
Cash items	173,884	178,294
Unallocated corporate assets	1,488	1,874
	$699,599	701,084

(4) Related Party Transactions.

The Company is a party to an Administrative Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Administrative Services Agreement sets forth the terms on which Patriot will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2023.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $225,000 and $223,000 for the three months ended March 31, 2023 and 2022, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,476)	(1,513)
Credit agreement	—	—
	$178,594	178,557

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of March 31, 2023, there was no debt outstanding on this revolver, $562,000 outstanding under letters of credit and $19,438,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 5.84029% on March 31, 2023. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2023, these covenants would have limited our ability to pay dividends to a maximum of $249 million combined.

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

Debt cost amortization of $37,000 and $37,000 was recorded during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022 the Company capitalized interest costs of $406,000 and $674,000, respectively.

The Company was in compliance with all debt covenants as of March 31, 2023.

(6) Earnings per Share.

The following details the computations of the Basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2023	2022

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,416	9,366

Common shares issuable under share based payment plans which are potentially dilutive	40	51

Common shares used for diluted earnings per common share	9,456	9,417

Net income attributable to the Company	$565	672

Earnings per common share:
-basic	$.06	.07
-diluted	$.06	.07

For the three months ended March 31, 2023, the Company did not have any outstanding anti-dilutive stock options. For the three months ended March 31, 2022, 51,083 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 31.5% and 41.2%, risk-free interest rate of 2.0% to 2.9% and expected life of 5.0 to 7.0 years.

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

In January 2023, 7,980 shares of restricted stock were granted to employees that will vest over the next four years. In January 2023, 15,032 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023, 2,272 shares of restricted stock were granted to employees under the terms of the 2021 long-term incentive plan. In January 2022, 7,448 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 14,016 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023 and March 2022, 928 and 865 shares of stock, respectively, were granted to employees. The number of common shares available for future issuance was 343,930 at March 31, 2023.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2023	2022
Stock option grants	$17	17
Restricted stock awards	257	130
Employee stock grant	50	50
Annual director stock award	—	—
	$324	197

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2023	88,295	$40.33	4.4	$1,271
Exercised	(17,735)	$45.27		$(190)
Outstanding at March 31, 2023	70,560	$39.09	3.9	$1,081

Exercisable at March 31, 2023	66,570	$38.68	3.7	$1,015

Vested during three months ended March 31, 2023	—			$—
13

The aggregate intrinsic value of exercisable in-the-money options was $1,278,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,326,000 based on the market closing price of $57.88 on March 31, 2023 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2023 was $44,000, which is expected to be recognized over a weighted-average period of .7 years.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2023	50,496	$50.42	3.0	$2,546
Time-based awards granted	7,980	53.86		430
Performance-based awards granted	17,304	53.92		933
Vested	(6,211)	46.49		(289)
Non-vested at March 31, 2023	69,569	$52.03	3.3	$3,620

Total unrecognized compensation cost of restricted stock granted but not yet vested as of March 31, 2023 was $3,159,000 which is expected to be recognized over a weighted-average period of 3.5 years.

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

As of March 31, 2023, there was $562,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

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

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 26.3% of the Company’s consolidated revenues during the three months ended March 31, 2023, and $645,000 of accounts receivable at March 31, 2023. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

At March 31, 2023, the Company was invested in U.S. Treasury notes valued at $128,053,000 maturing in late 2022 through 2024. The unrealized loss on these investments of $1,390,000 was recorded as part of comprehensive income and based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

At March 31, 2023 and December 31, 2022, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2023, the carrying amount and fair value of such other long-term debt was $180,070,000 and $148,543,000, respectively. At March 31, 2022, the carrying amount and fair value of such other long-term debt was $180,070,000 and $162,274,000, respectively.

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

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of March 31, 2023
Brooksville Quarry, LLC	50.00%	$7,509	14,371	(24)	(12)
BC FRP Realty, LLC	50.00%	5,462	21,801	(182)	(91)
Buzzard Point Sponsor, LLC	50.00%	1,889	3,778	—	—
Bryant Street Partnerships	61.36%	54,961	198,741	(2,295)	(1,506)
Lending ventures		19,652	9,011	—	—
Estero Partnership	16.00%	3,600	38,500	—	—
1800 Half St. Owner, LLC	61.37%	40,256	134,060	(2,727)	(1,673)
Greenville Partnerships	40.00%	11,348	95,793	(857)	(343)
Total		$144,677	516,055	(6,085)	(3,625)

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of December 31, 2022
Brooksville Quarry, LLC	50.00%	$7,522	14,374	(84)	(42)
BC FRP Realty, LLC	50.00%	5,453	21,825	(358)	(175)
Buzzard Point Sponsor, LLC	50.00%	1,453	2,906	—	—
Bryant Street Partnerships	61.36%	55,561	199,774	(10,339)	(6,829)
Lending ventures		16,476	5,577	—	—
DST Hickory Creek	26.65%	—	—	10,960	3,164
Estero Partnership	16.00%	3,600	38,505	—	—
1800 Half St. Owner, LLC	61.37%	38,471	131,128	(1,841)	(1,129)
Greenville Partnerships	40.00%	11,989	96,551	(1,775)	(710)
Total		$140,525	510,640	(3,437)	(5,721)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of March 31, 2023 are summarized in the following two tables (in thousands):

	As of March 31, 2023					Total
	Buzzard Point	Bryant Street	Estero	1800 Half St.	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	191,753	33,076	131,055	95,108	$450,992
Cash and cash equivalents	0	1,496	5,424	2,762	478	10,160
Unrealized rents & receivables	0	5,189	0	106	49	5,344
Deferred costs	3,778	303	0	137	158	4,376
Total Assets	$3,778	198,741	38,500	134,060	95,793	$470,872

Secured notes payable	$0	129,451	16,000	71,631	66,689	$283,771
Other liabilities	0	2,411	0	1,195	1,733	5,339
Capital - FRP	1,889	52,953	3,600	38,051	10,399	106,892
Capital – Third Parties	1,889	13,926	18,900	23,183	16,972	74,870
Total Liabilities and Capital	$3,778	198,741	38,500	134,060	95,793	$470,872

	As of March 31, 2023				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,335	20,940	9,011	450,992	$495,278
Cash and cash equivalents	30	147	0	10,160	10,337
Unrealized rents & receivables	0	412	0	5,344	5,756
Deferred costs	6	302	0	4,376	4,684
Total Assets	$14,371	21,801	9,011	470,872	$516,055

Secured notes payable	$0	10,839	(10,839)	283,771	$283,771
Other liabilities	22	546	0	5,339	5,907
Capital – FRP	7,509	5,208	19,850	106,892	139,459
Capital - Third Parties	6,840	5,208	0	74,870	86,918
Total Liabilities and Capital	$14,371	21,801	9,011	470,872	$516,055

The Company’s capital recorded by the unconsolidated Joint Ventures is $5,218,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

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

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(15,638,000) and $(13,115,000) as of March 31, 2023 and December 31, 2022, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenues:
Rental Revenue	$3,078	$1,820	$1,889	$1,116
Revenue – other	512	348	314	214
Total Revenues	3,590	2,168	2,203	1,330

Cost of operations:
Depreciation and amortization	1,621	1,497	995	919
Operating expenses	1,378	1,330	845	815
Property taxes	132	127	81	78
Total cost of operations	3,131	2,954	1,921	1,812

Total operating profit/(loss)	459	(786)	282	(482)
Interest expense	(2,754)	(1,465)	(1,788)	(1,027)

Net loss before tax	$(2,295)	$(2,251)	$(1,506)	$(1,509)

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville	Greenville	Greenville	Greenville
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenues:
Rental Revenue	$1,167	$570	$467	$228
Revenue – other	90	36	36	14
Total Revenues	1,257	606	503	242

Cost of operations:
Depreciation and amortization	676	384	270	154
Operating expenses	526	262	211	104
Property taxes	234	159	94	64
Total cost of operations	1,436	805	575	322

Total operating profit/(loss)	(179)	(199)	(72)	(80)
Interest expense	(678)	(131)	(271)	(52)

Net loss before tax	$(857)	$(330)	$(343)	$(132)

The income statements of the 1800 Half Street Partnership are as follows (in thousands):

	1800 Half St	1800 Half St
	Partnership	Partnership
	Total JV	Company Share
	Three Months ended	Three Months ended
	March 31,	March 31,
	2023	2023
Revenues:
Rental Revenue	$250	$154
Revenue – other	30	18
Total Revenues	280	172

Cost of operations:
Depreciation and amortization	1,021	627
Operating expenses	679	417
Property taxes	276	169
Total cost of operations	1,976	1,213

Total operating profit	(1,696)	(1,041)
Interest expense	(1,031)	(632)

Net profit before tax	$(2,727)	$(1,673)

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

As of March 31, 2023, the Asset Management Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:

1) 34 Loveton Circle in suburban Baltimore County, Maryland consists of one office building totaling 33,708 square feet which is 90.8% occupied (16% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.

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

4) Hollander 95 Business Park in Baltimore City, Maryland consists of three buildings totaling 247,340 square feet that are 100.0% leased and 82.2% occupied.

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties totaling approximately 16,650 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell reserves from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the reserves on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment. In the fiscal year ended December 31, 2022, a total of 9.5 million tons were mined.

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

Development Segment – Warehouse/Office Land.

At March 31, 2023, this segment owned the following future development parcels:

1)	54 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
2)	17 acres of land in Harford County, Maryland that can accommodate 259,000 square feet of industrial development.
3)	170 acres of land in Cecil County, Maryland that can accommodate 900,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,346,000
Hampstead Trade Center, MD	118	Residential zoning applied for in preparation for sale	$10,294,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,469,000
Total	122.5		$24,109,000
21

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 91,661 square feet of retail is in final stages of lease-up	61.36%
Aberdeen Station residential development in Harford County, Maryland		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is entitled to a portion of proceeds from sale	Financing
The Verge at 1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Eleven-story structure with 344 apartments and 8,536 square feet of ground floor retail has final certificate of occupancy and currently underway with lease-up	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Mixed-use project with 227 multifamily units and 4,539 square feet of retail space has final certificate of occupancy and currently underway with lease-up	40%
Estero	Woodfield Development	Mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for phase one of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%

Joint ventures where FRP is not the primary beneficiary (including those in the Stabilized Joint Venture Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of March 31, 2023
Brooksville Quarry, LLC	50.00%	$7,509	14,371	(24)	(12)
BC FRP Realty, LLC	50.00%	5,462	21,801	(182)	(91)
22

Buzzard Point Sponsor, LLC	50.00%	1,889	3,778	—	—
Bryant Street Partnerships	61.36%	54,961	198,741	(2,295)	(1,506)
Lending ventures		19,652	9,011	—	—
Estero Partnership	16.00%	3,600	38,500	—	—
1800 Half St. Owner, LLC	61.37%	40,256	134,060	(2,727)	(1,673)
Greenville Partnerships	40.00%	11,348	95,793	(857)	(343)
Total		$144,677	516,055	(6,085)	(3,625)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of March 31, 2023 are summarized in the following two tables (in thousands):

	As of March 31, 2023					Total
	Buzzard Point	Bryant Street	Estero	1800 Half St.	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	191,753	33,076	131,055	95,108	$450,992
Cash and cash equivalents	0	1,496	5,424	2,762	478	10,160
Unrealized rents & receivables	0	5,189	0	106	49	5,344
Deferred costs	3,778	303	0	137	158	4,376
Total Assets	$3,778	198,741	38,500	134,060	95,793	$470,872

Secured notes payable	$0	129,451	16,000	71,631	66,689	$283,771
Other liabilities	0	2,411	0	1,195	1,733	5,339
Capital - FRP	1,889	52,953	3,600	38,051	10,399	106,892
Capital – Third Parties	1,889	13,926	18,900	23,183	16,972	74,870
Total Liabilities and Capital	$3,778	198,741	38,500	134,060	95,793	$470,872

	As of March 31, 2023				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,335	20,940	9,011	450,992	$495,278
Cash and cash equivalents	30	147	0	10,160	10,337
Unrealized rents & receivables	0	412	0	5,344	5,756
Deferred costs	6	302	0	4,376	4,684
Total Assets	$14,371	21,801	9,011	470,872	$516,055

Secured notes payable	$0	10,839	(10,839)	283,771	$283,771
Other liabilities	22	546	0	5,339	5,907
Capital – FRP	7,509	5,208	19,850	106,892	139,459
Capital - Third Parties	6,840	5,208	0	74,870	86,918
Total Liabilities and Capital	$14,371	21,801	9,011	470,872	$516,055

Stabilized Joint Venture Segment.

At quarter end, the segment included three stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. From March 2020 through the end of 2021, we were prohibited from increasing rent on renewals by emergency measures in Washington, DC designed to ease the burden of the pandemic on its citizens. These measures expired at the end of 2021. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another 5 years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The three stabilized joint venture properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty	Consolidated	66%
The Maren apartments Washington, D.C. 264 residential units and 6,811 square feet of retail	MRP Realty	Consolidated as of March 31, 2021	70.41%
Riverside property 1430 Hampton Avenue, Greenville, SC	Woodfield Development	Equity Method	40%

First Quarter Operational Highlights

•	34.9% increase in pro-rata NOI ($6.99 million vs $5.18 million) over first quarter 2022
•	Mining Royalties’ had its highest revenue quarter ever for the second quarter in a row; 10.77% increase in royalties per ton
•	27.5% increase in Asset Management revenue versus same period last year; 60.6% increase in Asset Management NOI versus first quarter 2022

Comparative Results of Operations for the Three months ended March 31, 2023 and 2022

Consolidated Results

(dollars in thousands)	Three Months Ended March 31,
2023		2022	Change	%
Revenues:
Lease Revenue	$6,832	$6,282	$550	8.8%
Mining lands lease revenue	3,282	2,425	857	35.3%
Total Revenues	10,114	8,707	1,407	16.2%

Cost of operations:
Depreciation/Depletion/Amortization	2,780	2,898	(118)	-4.1%
Operating Expenses	1,740	1,808	(68)	-3.8%
Property Taxes	947	1,028	(81)	-7.9%
Management company indirect	839	774	65	8.4%
Corporate Expense	954	835	119	14.3%
Total cost of operations	7,260	7,343	(83)	-1.1%

Total operating profit	2,854	1,364	1,490	109.2%

Net investment income	2,382	898	1,484	165.3%
Interest Expense	(1,006)	(738)	(268)	36.3%
Equity in loss of joint ventures	(3,625)	(1,604)	(2,021)	126.0%
Gain on sale of real estate	10	733	(723)	-98.6%
Income before income taxes	615	653	(38)	-5.8%
Provision for income taxes	209	249	(40)	-16.1%

Net income	406	404	2	.5%
Loss attributable to noncontrolling interest	(159)	(268)	109	-40.7%
Net income attributable to the Company	$565	$672	$(107)	-15.9%

Net income for the first quarter of 2023 was $565,000 or $.06 per share versus $672,000 or $.07 per share in the same period last year. The first quarter of 2023 was impacted by the following items:

•	Operating profit increased $1,490,000 compared to the same quarter last year due to improved revenues and profits in all four segments.
•	Interest expense increased $268,000 compared to the same quarter last year due to less capitalized interest. We capitalized less interest because of fewer in-house and joint venture projects under development this quarter compared to last year.
•	Interest income increased $1,484,000 due primarily to an increase in interest earned on cash equivalents.
•	Equity in loss of Joint Ventures increased $2,021,000 due to losses during lease up at The Verge and .408 Jackson.
•	First quarter last year included a $733,000 gain on sales of excess property at Brooksville.

Asset Management Segment Results

	Three months ended March 31
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$1,070	100.0%	839	100.0%	231	27.5%

Depreciation, depletion and amortization	278	26.0%	234	27.9%	44	18.8%
Operating expenses	141	13.2%	168	20.0%	(27)	-16.1%
Property taxes	60	5.6%	53	6.3%	7	13.2%
Management company indirect	114	10.6%	92	11.0%	22	23.9%
Corporate expense	182	17.0%	144	17.2%	38	26.4%

Cost of operations	775	72.4%	691	82.4%	84	12.2%

Operating profit	$295	27.6%	148	17.6%	147	99.3%

Total revenues in this segment were $1,070,000, up $231,000 or 27.5%, over the same period last year. Operating profit was $295,000, up $147,000 from $148,000 in the same quarter last year. Revenues and operating profit are up because of rent growth at Cranberry Run, full occupancy at 1865 62nd Street which was placed into service in the fourth quarter of 2021. We now have nine buildings in service at three different locations totaling 548,785 square feet of office and industrial. At quarter end, we were 99.4% leased and 91.4% occupied. Net operating income in this segment was $787,000, up $297,000 or 60.6% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended March 31
(dollars in thousands)	2023	%	2022	%	Change	%

Mining lands lease revenue	$3,282	100.0%	2,425	100.0%	857	35.3%

Depreciation, depletion and amortization	183	5.6%	55	2.3%	128	232.7%
Operating expenses	17	0.5%	15	0.6%	2	13.3%
Property taxes	69	2.1%	65	2.7%	4	6.2%
Management company indirect	116	3.5%	107	4.4%	9	8.4%
Corporate expense	107	3.3%	94	3.9%	13	13.8%

Cost of operations	492	15.0%	336	13.9%	156	46.4%

Operating profit	$2,790	85.0%	2,089	86.1%	701	33.6%

Total revenues in this segment were $3,282,000 versus $2,425,000 in the same period last year. Total operating profit in this segment was $2,790,000, an increase of $701,000 versus $2,089,000 in the same period last year. This increase is the result of the additional royalties from the acquisition in Astatula, Florida, which we completed at the beginning of the second quarter 2022, as well as increases in revenue at nearly every active location. Net Operating Income this quarter for this segment was $3,148,000, up $856,000 or 37% compared to the same quarter last year.

Development Segment Results

	Three months ended March 31
(dollars in thousands)	2023	2022	Change

Lease revenue	$486	383	103

Depreciation, depletion and amortization	55	45	10
Operating expenses	94	211	(117)
Property taxes	287	355	(68)
Management company indirect	511	490	21
Corporate expense	574	521	53

Cost of operations	1,521	1,622	(101)

Operating loss	$(1,035)	(1,239)	204

With respect to ongoing projects:

•	We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.” Of the $18.5 million in committed capital to the project, $17.1 million in principal draws have taken place through quarter end. Through the end of March 31, 2023, 144 of the 187 units have been sold, and we have received $17.5 million in preferred interest and principal to date.
•	Bryant Street is a mixed-use joint venture between the Company and MRP in Washington, DC consisting of four buildings: The Coda, The Chase 1A, The Chase 1B, and one commercial building 90% leased to an Alamo Draft House movie theater. At quarter end, the Coda was 93.51% leased and 92.86% occupied, The Chase 1B was 89.44% leased and 85.71% occupied, and The Chase 1A was 89.53% leased and 93.60% occupied. In total, at quarter end, Bryant Street’s 487 residential units were 90.8% leased and occupied. Its commercial space was 84.2% leased and 79.0% occupied at quarter end.
•	Lease-up is now underway at The Verge, and at quarter end, the building was 32.0% leased and 23.6% occupied. Retail at this location is 45.0% leased. The Verge received its final certificate of occupancy this past quarter. This is our third mixed-use project in the Anacostia waterfront submarket in Washington, DC.
•	.408 Jackson is our second joint venture project in Greenville. Leasing began in the fourth quarter of 2022 with residential units 52.9% leased and 29.1% occupied at quarter end. Retail at this location is 100% leased and currently under construction and expected to open during the fourth quarter of this year. The building received its final certificate of occupancy this past quarter.
•	Final vertical construction at the Hollander Business Park was completed in the quarter with delivery of 1941 62nd Street, a 101,750 square foot build-to-suit warehouse. Subsequent to quarter end, the park was fully leased and occupied.
•	Grading permits for a 258,545 square-foot warehouse building on Chelsea Road in Aberdeen, Maryland were submitted to the governing agencies for approval. Subsequent to the end of the quarter, Harford County issued a moratorium on any future industrial development with the exception of projects that had already received preliminary site plan approval. Because this project qualified for the exception, it is not subject to the moratorium and can proceed as planned.

Stabilized Joint Venture Segment Results

	Three months ended March 31
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$5,276	100.0%	5,060	100.0%	216	4.3%

Depreciation, depletion and amortization	2,264	42.9%	2,564	50.7%	(300)	-11.7%
Operating expenses	1,488	28.2%	1,414	27.9%	74	5.2%
Property taxes	531	10.1%	555	11.0%	(24)	-4.3%
Management company indirect	98	1.9%	85	1.7%	13	15.3%
Corporate expense	91	1.7%	76	1.5%	15	19.7%

Cost of operations	4,472	84.8%	4,694	92.8%	(222)	-4.7%

Operating profit	$804	15.2%	366	7.2%	438	119.7%

In the fourth quarter of 2022, as part of our new partnership with Steuart Investment Company and MidAtlantic Realty Partners, we sold a 20% ownership interest in a tenancy-in-common (TIC) of Dock 79 and The Maren for $65.3 million, $44.5 million attributable to the Company, placing a combined valuation of the two buildings at $326.5 million.

Total revenues in this segment were $5,276,000, an increase of $216,000 versus $5,060,000 in the same period last year. The Maren’s revenue was $2,591,000 an increase of 7.5% and Dock 79 revenues increased $34,000 to $2,685,000 or 1.3%. Total operating profit in this segment was $804,000, an increase of $438,000 versus $366,000 in the same period last year. Pro-rata net operating income this quarter for this segment was $2,022,000, down $116,000 or 5.4% compared to the same quarter last year because of the sale of our 20% TIC interest in both properties to SIC, mitigated by $222,000 in NOI from our pro-rata share Riverside.

At the end of March, The Maren was 96.59% leased and 93.18% occupied. Average residential occupancy for the quarter was 95.54%, and 50% of expiring leases renewed with an average rent increase on renewals of 7.98%. The Maren is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 56.3% ownership.

Dock 79’s average residential occupancy for the quarter was 92.79%, and at the end of the quarter, Dock 79’s residential units were 92.46% leased and 93.44% occupied. This quarter, 65.12% of expiring leases renewed with an average rent increase on renewals of 4.52%. Dock 79 is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 52.8% ownership.

During the third quarter of 2022 we achieved stabilization at our Riverside Joint Venture in Greenville South Carolina, At quarter end, the building was 96.5% leased with 95.0% occupancy. Average occupancy for the quarter was 94.42% with 55.17% of expiring leases renewing with an average rental increase of 11.40%. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2023, we had $173,299,000 of cash and cash equivalents. As of March 31, 2023, we had no debt borrowed under our $20 million Wells Fargo revolver, $562,000 outstanding under letters of credit and $19,438,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended March 31,
	2023	2022
Total cash provided by (used for):
Operating activities	$4,687	1,314
Investing activities	(8,755)	2,459
Financing activities	(130)	(771)
Increase (decrease) in cash and cash equivalents	$(4,198)	3,002

Outstanding debt at the beginning of the period	178,557	178,409
Outstanding debt at the end of the period	178,594	178,446

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2023 was $4,687,000 versus $1,314,000 in the same period last year.

At March 31, 2023, the Company was invested in U.S. Treasury notes valued at $128,053,000 maturing in late 2022 through 2024. The unrealized loss on these investments of $1,390,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

Investing Activities - Net cash used in investing activities for the three months ended March 31, 2023 was $8,755,000 versus cash provided by investing activities of $2,459,000 in the same period last year. The $11.2 million decrease was primarily due to a $2.4 million decrease in the purchase of property, a $10.4 million increase in investments in joint ventures, $4.3 million decrease on maturities and sales of our corporate bond portfolio, a $1.8 million increase on the return of our preferred equity financing, and a $.7 million decrease on proceeds from the sale of assets.

Financing Activities – Net cash required by financing activities was $130,000 versus $771,000 in the same period last year primarily due to the exercise of employee stock options in the three months ended March 31, 2023.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2023, these covenants would have limited our ability to pay dividends to a maximum of $249 million combined.

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

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2023 to include approximately $83.9 million for investment into our existing real estate holdings and partnerships as well as new real estate assets and joint ventures, with such capital being funded from cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities. Rising interest rates and cost inflation will require that we closely scrutinize these investments before pulling the trigger on them.

Summary and Outlook. Royalty revenue for this quarter was up 35.35% over the same period last year. This marks the third year in a row we have begun the year with the best first quarter of revenue in segment history. It also marks the second quarter in a row with the highest revenue quarter for any period ever. Revenue for the last twelve months was $11,540,000, an increase of 20.51% over the same period last year. This is the first time we have achieved revenues in this segment surpassing $11 million in any twelve-month period.

In Stabilized Joint Ventures, both The Maren and Dock 79 enjoyed renewal rates in line with expectations (50.00% and 65.12% respectively) and strong increases in rents on those renewals (7.98% and 4.52% respectively). Pro rata NOI is down for the segment, which is to be expected after selling 20% of our share to SIC. NOI for the two projects as a whole increased 5.3% compared to the same period last year ($3,302,000 vs $3,137,000). Riverside in Greenville (which was added to this segment in the third quarter of last year) has maintained strong occupancy (94.42% this quarter) post stabilization. The renewal rate on expiring leases (55.17%) is in line with expectations, but the increase on renewals of 11.40% speaks to the attractiveness of the asset and the strength of this market. Our pro-rata share of NOI at Riverside this quarter was $222,000.

In our Asset Management Segment, overall leasing and occupancy increased compared to the same period last year leading to a 60.6% increase in Net Operating Income. We are currently 100% leased, and 91.4% occupied at our industrial assets. When the final tenant takes occupancy at 1841 62nd Street in the second quarter of 2023, we will be 100% leased and occupied at all 515,077 square feet of our industrial compared to 75.0% leased and 52.5% occupied on 413,327 square feet at the end of 2021.

We will continue to monitor how inflation and interest rates affect our plans moving forward. We have a long-term vision for the future of the Company, but we are not going to rush into anything if the cost of material and debt prevent us from making a reasonable risk adjusted return. As we mentioned in our shareholder letter, we have no plans to institute a major share buyback plan or special dividend, but if we feel like we can repurchase shares at a meaningful discount to net asset value, we will continue to nibble around the edges. We have excellent assets in place; our cash is generating a reasonable return; and we can afford to be patient about putting our plan in place.

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

Pro-rata Net Operating Income Reconciliation
Three months ended 03/31/23 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	215	(2,608)	(255)	2,034	1,020	406
Income Tax Allocation	80	(967)	(36)	754	378	209
Income (loss) before income taxes	295	(3,575)	(291)	2,788	1,398	615

Less:
Unrealized rents	82	—	—	48	—	130
Gain on sale of real estate	—	—	—	10	—	10
Interest income	—	972	—	—	1,410	2,382
Plus:
Unrealized rents	—	—	45	—	—	45
Equity in loss of Joint Ventures	—	3,512	101	12	—	3,625
Interest Expense	—	—	994	—	12	1,006
Depreciation/Amortization	278	55	2,264	183	—	2,780
Management Co. Indirect	114	511	98	116	—	839
Allocated Corporate Expenses	182	574	91	107	—	954

Net Operating Income	787	105	3,302	3,148	—	7,342

NOI of noncontrolling interest	—	—	(1,502)	—	—	(1,502)
Pro-rata NOI from unconsolidated joint ventures	—	926	222	—	—	1,148

Pro-rata net operating income	$787	1,031	2,022	3,148	—	6,988

Pro-rata Net Operating Income Reconciliation
Three months ended 03/31/22 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	108	(1,541)	(274)	2,050	61	404
Income Tax Allocation	40	(572)	(2)	760	23	249
Income (loss) before income taxes	148	(2,113)	(276)	2,810	84	653

Less:
Unrealized rents	128	—	—	53	—	181
Gain on sale of real estate	—	—	—	733	—	733
Equity in gain of Joint Ventures	—	—	85	—	—	85
Interest income	—	803	—	—	95	898
Plus:
Unrealized rents	—	—	46	—	—	46
Equity in loss of Joint Ventures	—	1,677	—	12	—	1,689
Interest Expense	—	—	727	—	11	738
Depreciation/Amortization	234	45	2,564	55	—	2,898
Management Co. Indirect	92	490	85	107	—	774
Allocated Corporate Expenses	144	521	76	94	—	835

Net Operating Income (loss)	490	(183)	3,137	2,292	—	5,736

NOI of noncontrolling interest	—	—	(999)	—	—	(999)
Pro-rata NOI from unconsolidated joint ventures	—	441	—	—	—	441

Pro-rata net operating income	$490	258	2,138	2,292	—	5,178

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at March 31, 2023 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at March 31, 2023, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of March 31, 2023, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRP Holdings, Inc.

Date: May 15, 2023	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

