Form 10-Q
period 2023-06-30
FRP HOLDINGS, INC.
filed 2023-08-10
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2023
Common Stock, $.10 par value per share	9,495,673 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2023

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; demand for apartments in Washington D.C. and Greenville, South Carolina; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	June 30, 2023	December 31, 2022
Assets:
Real estate investments at cost:
Land	$141,578	141,579
Buildings and improvements	282,070	270,579
Projects under construction	2,667	12,208
Total investments in properties	426,315	424,366
Less accumulated depreciation and depletion	62,720	57,208
Net investments in properties	363,595	367,158

Real estate held for investment, at cost	10,392	10,182
Investments in joint ventures	152,587	140,525
Net real estate investments	526,574	517,865

Cash and cash equivalents	166,537	177,497
Cash held in escrow	823	797
Accounts receivable, net	1,472	1,166
Unrealized rents	1,299	856
Deferred costs	2,620	2,343
Other assets	571	560
Total assets	$699,896	701,084

Liabilities:
Secured notes payable	$178,631	178,557
Accounts payable and accrued liabilities	3,153	5,971
Other liabilities	1,886	1,886
Federal and state income taxes payable	186	18
Deferred revenue	891	259
Deferred income taxes	67,903	67,960
Deferred compensation	1,381	1,354
Tenant security deposits	873	868
Total liabilities	254,904	256,873

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,495,673 and 9,459,686 shares issued and outstanding, respectively	950	946
Capital in excess of par value	67,028	65,158
Retained earnings	342,610	342,317
Accumulated other comprehensive income (loss), net	(712)	(1,276)
Total shareholders’ equity	409,876	407,145
Noncontrolling interest	35,116	37,066
Total equity	444,992	444,211
Total liabilities and equity	$699,896	701,084

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
Revenues:
Lease revenue	$7,432	6,745	14,264	13,027
Mining lands lease revenue	3,264	2,883	6,546	5,308
Total Revenues	10,696	9,628	20,810	18,335

Cost of operations:
Depreciation, depletion and amortization	2,819	2,868	5,599	5,766
Operating expenses	1,822	1,541	3,562	3,349
Property taxes	879	1,041	1,826	2,069
Management company indirect	1,040	805	1,879	1,579
Corporate expenses (Note 4 Related Party)	1,369	1,307	2,323	2,142
Total cost of operations	7,929	7,562	15,189	14,905

Total operating profit	2,767	2,066	5,621	3,430

Net investment income	3,125	1,120	5,507	2,018
Interest expense	(1,129)	(739)	(2,135)	(1,477)
Equity in loss of joint ventures	(4,047)	(1,766)	(7,672)	(3,370)
Gain (loss) on sale of real estate	(2)	—	8	733

Income before income taxes	714	681	1,329	1,334
Provision for income taxes	222	99	431	348

Net income	492	582	898	986
Loss attributable to noncontrolling interest	(106)	(75)	(265)	(343)
Net income attributable to the Company	$598	657	1,163	1,329

Earnings per common share:
Net income attributable to the Company-
Basic	$0.06	0.07	0.12	0.14
Diluted	$0.06	0.07	0.12	0.14

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,432	9,384	9,424	9,375
-diluted earnings per common share	9,466	9,424	9,463	9,416

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
Net income	$492	582	898	986
Other comprehensive income (loss) net of tax:
Unrealized gain/(loss) on investments, net of income tax effect of $76, $(133), $215 and $(448)	206	(359)	580	(1,209)
Minimum pension liability, net of income tax effect of $(5), $0, $(5) and $0	(16)	—	(16)	—
Comprehensive income (loss)	$682	223	1,462	(223)

Less comp. income (loss) attributable to Noncontrolling interest	$(106)	(75)	(265)	(343)

Comprehensive income attributable to the Company	$788	298	1,727	120

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands) (Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$898	986
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation, depletion and amortization	5,724	5,890
Deferred income taxes	(57)	133
Equity in loss of joint ventures	7,672	3,370
Gain on sale of equipment and property	(15)	(733)
Stock-based compensation	1,201	1,026
Net changes in operating assets and liabilities:
Accounts receivable	(306)	(630)
Deferred costs and other assets	(278)	(1,294)
Accounts payable and accrued liabilities	(2,186)	(1,468)
Income taxes payable and receivable	168	1,501
Other long-term liabilities	32	26
Net cash provided by operating activities	12,853	8,807

Cash flows from investing activities:
Investments in properties	(2,185)	(17,411)
Investments in joint ventures	(26,634)	(4,261)
Return of capital from investments in joint ventures	6,897	6,677
Proceeds from sales of investments available for sale	—	4,317
Proceeds from the sale of assets	17	741
Cash held in escrow	(26)	(13)
Net cash used in investing activities	(21,931)	(9,950)

Cash flows from financing activities:
Distribution to noncontrolling interest	(1,685)	(1,349)
Repurchase of company stock	(1,000)	—
Exercise of employee stock options	803	233
Net cash used in financing activities	(1,882)	(1,116)

Net decrease in cash and cash equivalents	(10,960)	(2,259)
Cash and cash equivalents at beginning of year	177,497	161,521
Cash and cash equivalents at end of the period	$166,537	159,262

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	2,133	1,475
Income taxes	530	(1,734)

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands, except share amounts) (Unaudited)

					Accumulated
					Other Comp-	Total
			Capital in		rehensive	Share	Non-
	Common Stock		Excess of	Retained	Income	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	(loss), net	Equity	Interest	Equity
Balance at April 1, 2023	9,503,633	$950	$66,281	$342,882	$(902)	$409,211	$35,974		$445,185
Stock option grant compensation	—	—	16	—	—	16	—		16
								—
Restricted stock compensation	—	—	261	—	—	261	—		261
								—
								—
Shares purchased and cancelled	(18,340)	(1)	(129)	(870)	—	(1,000)	—		(1,000)
Shares granted to Directors	10,380	1	599	—	—	600	—		600
Net income	—	—	—	598	—	598	(106)		492
Distributions to partners	—	—	—	—	—	—	(752)		(752)
Minimum pension liability, net	—	—	—	—	(16)	(16)	—		(16)
Unrealized gain on investment, net	—	—	—	—	206	206	—		206
Balance at June 30, 2023	9,495,673	$950	$67,028	$342,610	$(712)	$409,876	$35,116		$444,992

Balance at January 1, 2023	9,459,686	$946	$65,158	$342,317	$(1,276)	$407,145	$37,066		$444,211
Exercise of stock options	17,735	2	801	—	—	803	—		803
Stock option grant compensation	—	—	33	—	—	33	—		33
Restricted stock compensation	—	—	518	—	—	518	—		518
Shares granted to Employees	928	—	50	—	—	50	—		50
Restricted stock award	25,284	2	(2)	—	—	—	—		—
								—
Shares purchased and cancelled	(18,340)	(1)	(129)	(870)	—	(1,000)	—		(1,000)
Shares granted to Directors	10,380	1	599	—	—	600	—		600
Net income	—	—	—	1,163	—	1,163	(265)		898
Distributions to partners	—	—	—	—	—	—	(1,685)		(1,685)
Minimum pension liability, net	—	—	—	—	(16)	(16)	—		(16)
Unrealized loss on investment, net	—	—	—	—	580	580	—		580
Balance at June 30, 2023	9,495,673	$950	$67,028	$342,610	$(712)	$409,876	$35,116		$444,992

Balance at April 1, 2022	9,431,994	$943	$57,812	$338,424	$(737)	$396,442	$27,788		$424,230
Stock option grant compensation	—	—	17	—	—	17	—		17
Restricted stock compensation	—	—	162	—	—	162	—		162
Shares granted to Directors	11,232	1	649	—	—	650	—		650
Exercise of stock options	11,870	1	232	—	—	233	—		233
								—
								—
								—
Net income	—	—		657	—	657	(75)		582
Distributions to partners	—	—		—	—	—	(578)		(578)
								—
Unrealized loss on investment, net	—	—		—	(359)	(359)	—		(359)
Balance at June 30, 2022	9,455,096	$945	$58,872	$339,081	$(1,096)	$397,802	$27,135		$424,937

Balance at January 1, 2022	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827		$425,250
Stock option grant compensation	—	—	34	—	—	34	—		34
Restricted stock compensation	—	—	292	—	—	292	—		292
Shares granted to Employees	865	—	50	—	—	50	—		50
Restricted stock award	21,464	2	(2)	—	—	—	—		—
Shares granted to Directors	11,232	1	649	—	—	650	—		650
Forfeiture of restricted stock award	(1,363)	—	—	—	—	—	—		—
Exercise of stock options	11,870	1	232	—	—	233	—		233
								—
Net income	—	—		1,329	—	1,329	(343)		986
Distributions to partners	—	—		—	—	—	(1,349)		(1,349)
								—
Unrealized loss on investment, net	—	—		—	(1,209)	(1,209)	—		(1,209)
Balance at June 30, 2022	9,455,096	$945	$58,872	$339,081	$(1,096)	$397,802	$27,135		$424,937

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Through our Development segment, we own and are continuously assessing the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all of our non-

income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will form joint ventures on new developments of land not previously owned by the Company.

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

Operating results and certain other financial data for the Company’s Business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Asset management	$1,420	912	2,490	1,751
Mining royalty lands	3,264	2,883	6,546	5,308
Development	467	408	953	791
Stabilized Joint Venture	5,545	5,425	10,821	10,485
	10,696	9,628	20,810	18,335

Operating profit (loss):
Before corporate expenses:
Asset management	$681	419	1,158	711
Mining royalty lands	2,886	2,498	5,783	4,681
Development	(472)	(581)	(933)	(1,299)
Stabilized Joint Venture	1,041	1,037	1,936	1,479
Operating profit before corporate expenses	4,136	3,373	7,944	5,572
Corporate expenses:
Allocated to asset management	(271)	(225)	(453)	(369)
Allocated to mining royalty lands	(154)	(148)	(261)	(242)
Allocated to development	(815)	(816)	(1,389)	(1,337)
Allocated to stabilized joint venture	(129)	(118)	(220)	(194)
Total corporate expenses	(1,369)	(1,307)	(2,323)	(2,142)
	$2,767	2,066	5,621	3,430

Interest expense	$1,129	739	2,135	1,477

Depreciation, depletion and amortization:
Asset management	$359	230	637	464
Mining royalty lands	151	189	334	244
Development	41	47	96	92
Stabilized Joint Venture	2,268	2,402	4,532	4,966
	$2,819	2,868	5,599	5,766
Capital expenditures:
Asset management	$65	145	545	595
Mining royalty lands	—	11,126	—	11,217
Development	867	2,426	1,461	5,379
Stabilized Joint Venture	47	78	179	220
	$979	13,775	2,185	17,411

	June 30,	December 31,
Identifiable net assets	2023	2022

Asset management	$39,093	26,053
Mining royalty lands	48,324	48,494
Development	190,350	188,834
Stabilized Joint Venture	253,176	257,535
Cash items	167,360	178,294
Unallocated corporate assets	1,593	1,874
	$699,896	701,084

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $226,000 and $224,000 for the three months ended June 30, 2023 and 2022 and $451,000 and $447,000 for the six months ended June 30, 2023 and 2022, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s Outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,439)	(1,513)
Credit agreement	—	—
	$178,631	178,557

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement through June 30, 2023 was a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company met a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. Starting July 1, 2023 the interest rate was .25% to 1.0% over the Federal Funds rate depending on the same ratio. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of June 30, 2023, there was no debt outstanding on this revolver, $432,000 outstanding under letters of credit and $19,568,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 6.193% on June 30, 2023. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2023, these covenants would have limited our ability to pay dividends to a maximum of $249 million combined.

On March 19, 2021, the Company refinanced Dock 79 and The Maren pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033. Either loan may be prepaid subsequent to April 1, 2024, subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee.

Debt cost amortization of $37,000 was recorded during the three months ended June 30, 2023 and 2022 and $74,000 was recorded during the six months ended June 30, 2023 and 2022. During the three months ended June 30, 2023 and 2022 the Company capitalized interest costs of $283,000 and $672,000, respectively. During the six months ended June 30, 2023 and June 30, 2022 the Company capitalized interest costs of $689,000 and $1,346,000, respectively.

The Company was in compliance with all debt covenants as of June 30, 2023.

(6) Earnings per Share.

The following details the computations of the Basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,432	9,384	9,424	9,375

Common shares issuable under share based payment plans which are potentially dilutive	34	40	39	41

Common shares used for diluted earnings per common share	9,466	9,424	9,463	9,416

Net income attributable to the Company	$598	657	1,163	1,329

Earnings per common share:
-basic	$0.06	0.07	0.12	0.14
-diluted	$0.06	0.07	0.12	0.14

For the three and six months ended June 30, 2023, the Company did not have any outstanding anti-dilutive stock options. For the three and six months ended June 30, 2022, the Company did not have any outstanding anti-dilutive stock options.

During the first six months of 2023 the Company repurchased 18,340 shares at an average cost of $54.52.

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

In January 2023, 7,980 shares of restricted stock were granted to employees that will vest over the next four years. In January 2023, 15,032 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023, 2,272 shares of restricted stock were granted to employees under the terms of the 2021 long-term incentive plan. In January 2022, 7,448 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 14,016 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023 and March 2022, 928 and 865 shares of stock, respectively, were granted to employees. The number of common shares available for future issuance was 343,912 at June 30, 2023.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock option grants	$16	17	33	34
Restricted stock awards	261	162	518	292
Employee stock grant	—	—	50	50
Annual director stock award	600	650	600	650
	$877	829	1,201	1,026

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2023	88,295	$40.33	4.4	$1,271
Exercised	(17,735)	$45.27		$(190)
Outstanding at June 30, 2023	70,560	$39.09	3.6	$1,081

Exercisable at June 30, 2023	66,570	$38.68	3.5	$1,015

Vested during six months ended June 30, 2023	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,258,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,304,000 based on the market closing price of $57.57 on June 30, 2023 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2023 was $27,000, which is expected to be recognized over a weighted-average period of .4 years.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Grant Date	Remaining	Grant Date
Restricted stock	Shares	Fair Value	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2023	50,496	$50.42	3.0	$2,546
Time-based awards granted	7,980	53.86		430
Performance-based awards granted	17,304	53.92		933
Vested	(6,211)	46.49		(289)
Non-vested at June 30, 2023	69,569	$52.03	3.1	$3,620

Total unrecognized compensation cost of restricted stock granted but not yet vested as of June 30, 2023 was $2,981,000 which is expected to be recognized over a weighted-average period of 3.3 years.

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

As of June 30, 2023, there was $432,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

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

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 25.3% of the Company’s consolidated revenues during the six months ended June 30, 2023, and $599,000 of accounts receivable at June 30, 2023. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

At June 30, 2023, the Company was invested in U.S. Treasury notes valued at $151,861,000 maturing in 2023 through early 2024. The unrealized loss on these investments of $1,108,000 was recorded as part of comprehensive income and based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

At June 30, 2023 and December 31, 2022, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2023, the carrying amount and fair value of such other long-term debt was $180,070,000 and $145,128,000, respectively. At June 30, 2022, the carrying amount and fair value of such other long-term debt was $180,070,000 and $152,988,000, respectively.

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

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of June 30, 2023
Brooksville Quarry, LLC	50.00%	$7,496	14,367	(48)	(24)
BC FRP Realty, LLC	50.00%	5,180	21,959	(350)	(175)
Buzzard Point Sponsor, LLC	50.00%	2,150	4,300	—	—
Bryant Street Partnerships	61.36%	61,448	196,532	(5,296)	(3,348)
Lending ventures		22,033	11,448	—	—
Estero Partnership	16.00%	3,600	38,541	—	—
Verge Partnership	61.37%	38,626	132,101	(5,383)	(3,303)
Greenville Partnerships	40.00%	12,054	98,683	(2,056)	(822)
Total		$152,587	517,931	(13,133)	(7,672)

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of December 31, 2022
Brooksville Quarry, LLC	50.00%	$7,522	14,374	(84)	(42)
BC FRP Realty, LLC	50.00%	5,453	21,825	(358)	(175)
Buzzard Point Sponsor, LLC	50.00%	1,453	2,906	—	—
Bryant Street Partnerships	61.36%	55,561	199,774	(10,339)	(6,829)
Lending ventures		16,476	5,577	—	—
DST Hickory Creek	26.65%	—	—	10,960	3,164
Estero Partnership	16.00%	3,600	38,505	—	—
Verge Partnership	61.37%	38,471	131,128	(1,841)	(1,129)
Greenville Partnerships	40.00%	11,989	96,551	(1,775)	(710)
Total		$140,525	510,640	(3,437)	(5,721)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of June 30, 2023 are summarized in the following two tables (in thousands):

	As of June 30, 2023					Total
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	189,926	33,787	129,828	97,201	$450,742
Cash and cash equivalents	0	1,137	4,725	1,917	1,304	9,083
Unrealized rents & receivables	0	4,668	29	184	26	4,907
Deferred costs	4,300	801	0	172	152	5,425
Total Assets	$4,300	196,532	38,541	132,101	98,683	$470,157

Secured notes payable	$0	116,884	16,000	71,664	67,382	$271,930
Other liabilities	0	2,553	12	1,166	2,705	6,436
Capital - FRP	2,150	59,440	3,605	36,421	11,102	112,718
Capital – Third Parties	2,150	17,655	18,924	22,850	17,494	79,073
Total Liabilities and Capital	$4,300	196,532	38,541	132,101	98,683	$470,157

	As of June 30, 2023				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,342	21,077	11,448	450,742	$497,609
Cash and cash equivalents	21	215	0	9,083	9,319
Unrealized rents & receivables	0	392	0	4,907	5,299
Deferred costs	4	275	0	5,425	5,704
Total Assets	$14,367	21,959	11,448	470,157	$517,931

Secured notes payable	$0	10,586	(10,586)	271,930	$271,930
Other liabilities	43	1,127	0	6,436	7,606
Capital – FRP	7,496	5,123	22,034	112,718	147,371
Capital - Third Parties	6,828	5,123	0	79,073	91,024
Total Liabilities and Capital	$14,367	21,959	11,448	470,157	$517,931

The Company’s capital recorded by the unconsolidated Joint Ventures is $5,216,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2022 are summarized in the following two tables (in thousands):

	As of December 31, 2022					Total
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	192,904	33,008	130,616	95,883	$452,411
Cash and cash equivalents	0	1,349	5,497	359	567	7,772
Unrealized rents & receivables	0	5,128	0	14	13	5,155
Deferred costs	2,906	393	0	139	88	3,526
Total Assets	$2,906	199,774	38,505	131,128	96,551	$468,864

Secured notes payable	$0	129,263	16,000	66,584	64,954	$276,801
Other liabilities	0	2,338	5	5,328	3,014	10,685
Capital - FRP	1,453	53,553	3,600	36,348	11,087	106,041
Capital – Third Parties	1,453	14,620	18,900	22,868	17,496	75,337
Total Liabilities and Capital	$2,906	199,774	38,505	131,128	96,551	$468,864

	As of December 31, 2022				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,307	21,059	5,547	452,411	$493,324
Cash and cash equivalents	66	99	0	7,772	7,937
Unrealized rents & receivables	0	422	0	5,155	5,577
Deferred costs	1	245	30	3,526	3,802
Total Assets	$14,374	21,825	5,577	468,864	$510,640

Secured notes payable	$0	10,899	(10,899)	276,801	$276,801
Other liabilities	0	338	0	10,685	11,023
Capital – FRP	7,522	5,294	16,476	106,041	135,333
Capital - Third Parties	6,852	5,294	0	75,337	87,483
Total Liabilities and Capital	$14,374	21,825	5,577	468,864	$510,640

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(18,712,000) and $(13,115,000) as of June 30, 2023 and December 31, 2022, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Six Months ended	Six Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues:
Rental Revenue	$6,197	$4,018	$3,802	$2,465
Revenue – other	1,108	733	680	450
Total Revenues	7,305	4,751	4,482	2,915

Cost of operations:
Depreciation and amortization	3,350	3,260	2,056	2,000
Operating expenses	2,895	2,523	1,776	1,548
Property taxes	439	578	269	355
Total cost of operations	6,684	6,361	4,101	3,903

Total operating profit/(loss)	621	(1,610)	381	(988)
Interest expense	(5,917)	(3,177)	(3,729)	(2,198)

Net loss before tax	$(5,296)	$(4,787)	$(3,348)	$(3,186)

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville	Greenville	Greenville	Greenville
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Six Months ended	Six Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues:
Rental Revenue	$2,758	$1,335	$1,104	$534
Revenue – other	201	86	80	34
Total Revenues	2,959	1,421	1,184	568

Cost of operations:
Depreciation and amortization	1,573	765	629	306
Operating expenses	1,120	601	449	240
Property taxes	561	317	224	127
Total cost of operations	3,254	1,683	1,302	673

Total operating profit/(loss)	(295)	(262)	(118)	(105)
Interest expense	(1,761)	(301)	(704)	(120)

Net loss before tax	$(2,056)	$(563)	$(822)	$(225)

The income statements of the Verge Partnership are as follows (in thousands):

	Verge	Verge
	Partnership	Partnership
	Total JV	Company Share
	Six Months ended	Six Months ended
	June 30,	June 30,
	2023	2023
Revenues:
Rental Revenue	$870	$534
Revenue – other	120	74
Total Revenues	990	608

Cost of operations:
Depreciation and amortization	2,210	1,356
Operating expenses	1,286	790
Property taxes	509	312
Total cost of operations	4,005	2,458

Total operating profit	(3,015)	(1,850)
Interest expense	(2,368)	(1,453)

Net profit before tax	$(5,383)	$(3,303)

(12) Subsequent Event.

In the ordinary course of business, the Company’s mining tenants make estimated royalty payments and conduct an annual volumetric analysis to reconcile the actual amounts due. This process is complicated, especially when the mining tenant is simultaneously mining separate tracts with different owners. On August 8, 2023, the Company received correspondence from one of its mining tenants asserting that the tenant had overpaid royalties by approximately $840,000. The Company is reviewing this analysis to make its own determination as to the amount of the royalties. Depending on the outcome of that analysis, the Company expects to enter into a separate agreement or negotiate an amendment to the mining lease regarding the issue. The Company cannot be certain as to the outcome of its separate analysis or such negotiations.

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

Mining royalty lands, some of which will have second lives as development properties;

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

As of June 30, 2023, the Asset Management Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:

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

3) Cranberry Run Business Park in Hartford County, Maryland consists of five office buildings totaling 267,737 square feet which are 92.1% occupied and 92.1% leased. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, Maryland consists of three buildings totaling 247,340 square feet that are 100.0% leased and 100.0% occupied.

Management focuses on several measures of success on a comparative basis in this segment: (1) net operating income growth, (2) growth in occupancy, (3) average annual occupancy rate (defined as the occupied square feet at the end of each month during a fiscal year divided by the number of months to date in that fiscal year as a percentage of the average number of square feet in the portfolio over that same time period), (4) tenant retention success rate (as a percentage of total square feet to be renewed).

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

Significant “ Second Life” Mining Lands:

Location	Acreage	Status
Brooksville, FL	4,280 +/-	Development of Regional of Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,907 +/-	Approval in place for 105, 1 acre, waterfront residential lots after mining completed.
Total	6,187 +/-

Development Segment.

Through our Development segment, we own and are continuously monitoring the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all our non-income producing lands into income production through (i) an orderly process of constructing new commercial and residential buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will purchase or form joint ventures on new developments of land not previously owned by the Company.

Revenues in this segment are generated predominately from land sales and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, the personnel costs of our in-house management team and horizontal and vertical construction costs.

Development Segment – Warehouse/Office Land.

At June 30, 2023, this segment owned the following future development parcels:

1)	54 acres of land that can support over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
2)	17 acres of land in Harford County, Maryland that can accommodate 259,000 square feet of industrial development.
3)	170 acres of land in Cecil County, Maryland that can accommodate 900,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,534,000
Hampstead Trade Center, MD	118	Residential zoning applied for in preparation for sale	$10,409,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,427,000
Total	122.5		$24,370,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 91,607 square feet of retail is in final stages of lease-up	61.36%
22

Aberdeen Station residential development in Harford County, Maryland		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is entitled to a portion of proceeds from sale	Financing
The Verge at 1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Eleven-story structure with 344 apartments and 8,536 square feet of ground floor retail has final certificate of occupancy and currently underway with lease-up	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Mixed-use project with 227 multifamily units and 4,539 square feet of retail space has final certificate of occupancy and currently underway with lease-up	40%
Estero	Woodfield Development	Pre-development activities for a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for phase one of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Woven property in Greenville, SC	Woodfield Development	Pre-development activities for an apartment building	50%

Joint ventures where FRP is not the primary beneficiary (including those in the Stabilized Joint Venture Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of June 30, 2023
Brooksville Quarry, LLC	50.00%	$7,496	14,367	(48)	(24)
BC FRP Realty, LLC	50.00%	5,180	21,959	(350)	(175)
Buzzard Point Sponsor, LLC	50.00%	2,150	4,300	—	—
Bryant Street Partnerships	61.36%	61,448	196,532	(5,296)	(3,348)
Lending ventures		22,033	11,448	—	—
Estero Partnership	16.00%	3,600	38,541	—	—
Verge Partnership	61.37%	38,626	132,101	(5,383)	(3,303)
Greenville Partnerships	40.00%	12,054	98,683	(2,056)	(822)
Total		$152,587	517,931	(13,133)	(7,672)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of June 30, 2023 are summarized in the following two tables (in thousands):

	As of June 30, 2023					Total
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	189,926	33,787	129,828	97,201	$450,742
Cash and cash equivalents	0	1,137	4,725	1,917	1,304	9,083
Unrealized rents & receivables	0	4,668	29	184	26	4,907
Deferred costs	4,300	801	0	172	152	5,425
Total Assets	$4,300	196,532	38,541	132,101	98,683	$470,157

Secured notes payable	$0	116,884	16,000	71,664	67,382	$271,930
Other liabilities	0	2,553	12	1,166	2,705	6,436
Capital - FRP	2,150	59,440	3,605	36,421	11,102	112,718
Capital – Third Parties	2,150	17,655	18,924	22,850	17,494	79,073
Total Liabilities and Capital	$4,300	196,532	38,541	132,101	98,683	$470,157

	As of June 30, 2023				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,342	21,077	11,448	450,742	$497,609
Cash and cash equivalents	21	215	0	9,083	9,319
Unrealized rents & receivables	0	392	0	4,907	5,299
Deferred costs	4	275	0	5,425	5,704
Total Assets	$14,367	21,959	11,448	470,157	$517,931

Secured notes payable	$0	10,586	(10,586)	271,930	$271,930
Other liabilities	43	1,127	0	6,436	7,606
Capital – FRP	7,496	5,123	22,034	112,718	147,371
Capital - Third Parties	6,828	5,123	0	79,073	91,024
Total Liabilities and Capital	$14,367	21,959	11,448	470,157	$517,931

Stabilized Joint Venture Segment.

At quarter end, the segment included three stabilized joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. From March 2020 through the end of 2021, we were prohibited from increasing rent on renewals by emergency measures in Washington, DC designed to ease the burden of the pandemic on its citizens. These measures expired at the end of 2021. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The three stabilized joint venture properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments, Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty	Consolidated	66%
The Maren apartments, Washington, D.C. 264 residential units and 6,811 square feet of retail	MRP Realty	Consolidated as of March 31, 2021	70.41%
Riverside apartments Greenville, SC. 200 residential units with no retail component	Woodfield Development	Equity Method	40%

Second Quarter Operational Highlights

  16.3% increase in pro-rata NOI ($7.61 million vs $6.55 million) over second quarter 2022
  Mining royalties’ highest second quarter in terms of revenue; royalty revenue increased 13.2% over second quarter 2022; 9.9% increase in royalties per ton
  55.7% increase in Asset Management revenue versus same period last year; 23.8% increase in Asset Management NOI versus second quarter 2022

Comparative Results of Operations for the Three months ended June 30, 2023 and 2022

Consolidated Results

(dollars in thousands)	Three months ended June 30,
2023		2022	Change	%
Revenues:
Lease Revenue	$7,432	$6,745	$687	10.2%
Mining lands lease revenue	3,264	2,883	381	13.2%
Total Revenues	10,696	9,628	1,068	11.1%

Cost of operations:
Depreciation/Depletion/Amortization	2,819	2,868	(49)	-1.7%
Operating Expenses	1,822	1,541	281	18.2%
Property Taxes	879	1,041	(162)	-15.6%
Management company indirect	1,040	805	235	29.2%
Corporate Expense	1,369	1,307	62	4.7%
Total cost of operations	7,929	7,562	367	4.9%

Total operating profit	2,767	2,066	701	33.9%

Net investment income	3,125	1,120	2,005	179.0%
Interest Expense	(1,129)	(739)	(390)	52.8%
Equity in loss of joint ventures	(4,047)	(1,766)	(2,281)	129.2%
Gain (loss) on sale of real estate	(2)	—	(2)	0.0%
Income before income taxes	714	681	33	4.8%
Provision for income taxes	222	99	123	124.2%

Net income	492	582	(90)	-15.5%
Loss attributable to noncontrolling interest	(106)	(75)	(31)	41.3%
Net income attributable to the Company	$598	$657	$(59)	-9.0%

Net income for the second quarter of 2023 was $598,000 or $.06 per share versus $657,000 or $.07 per share in the same period last year. The second quarter of 2023 was impacted by the following items:

  Operating profit increased $701,000 compared to the same quarter last year due to improved revenues.
  Management company indirect increased $235,000 due to merit increases and new hires along with recruiting costs.
  Interest expense increased $390,000 compared to the same quarter last year due to less capitalized interest. We capitalized less interest because of fewer in-house and joint venture projects under development this quarter compared to last year.
  Interest income increased $2,005,000 due primarily to an increase in interest earned on cash equivalents and increased income from our lending ventures.
  Equity in loss of Joint Ventures increased $2,281,000 primarily due to losses during lease up at The Verge and .408 Jackson.

Asset Management Segment Results

	Three months ended June 30
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$1,420	100.0%	912	100.0%	508	55.7%

Depreciation, depletion and amortization	359	25.3%	230	25.2%	129	56.1%
Operating expenses	176	12.4%	111	12.2%	65	58.6%
Property taxes	63	4.4%	52	5.7%	11	21.2%
Management company indirect	141	9.9%	100	10.9%	41	41.0%
Corporate expense	271	19.1%	225	24.7%	46	20.4%

Cost of operations	1,010	71.1%	718	78.7%	292	40.7%

Operating profit	$410	28.9%	194	21.3%	216	111.3%

Total revenues in this segment were $1,420,000, up $508,000 or 55.7%, over the same period last year. Operating profit was $410,000, up $216,000 from $194,000 in the same quarter last year. Revenues and operating profit are up because of full occupancy at 1841 and 1865 62nd Street (compared to 43.4% and 64.1% occupancy in the second quarter of 2022, respectively) and the addition of 1941 62nd Street to this segment in March 2023. 1941 62nd Street is a 101,750 square-foot build-to-suit, which is fully leased and occupied. We now have nine buildings in service at three different locations totaling 515,077 square feet of industrial and 33,708 square feet of office. At quarter end, we were 95.6% leased and 95.6% occupied. Net operating income in this segment was $843,000, up $162,000 or 23.8% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended June 30
(dollars in thousands)	2023	%	2022	%	Change	%

Mining lands lease revenue	$3,264	100.0%	2,883	100.0%	381	13.2%

Depreciation, depletion and amortization	151	4.6%	189	6.6%	(38)	-20.1%
Operating expenses	16	0.5%	17	0.6%	(1)	-5.9%
Property taxes	74	2.3%	69	2.4%	5	7.2%
Management company indirect	137	4.2%	110	3.8%	27	24.5%
Corporate expense	154	4.7%	148	5.1%	6	4.1%

Cost of operations	532	16.3%	533	18.5%	(1)	-0.2%

Operating profit	$2,732	83.7%	2,350	81.5%	382	16.3%

Total revenues in this segment were $3,264,000 versus $2,883,000 in the same period last year. Total operating profit in this segment was $2,732,000, an increase of $382,000 versus $2,350,000 in the same period last year. This increase is the result of increases in revenue at nearly every active location. Net Operating Income this quarter for this segment was $3,125,000, up $380,000 or 14% compared to the same quarter last year.

Development Segment Results

	Three months ended June 30
(dollars in thousands)	2023	2022	Change

Lease revenue	$467	408	59

Depreciation, depletion and amortization	41	47	(6)
Operating expenses	73	80	(7)
Property taxes	179	356	(177)
Management company indirect	646	506	140
Corporate expense	815	816	(1)

Cost of operations	1,754	1,805	(51)

Operating loss	$(1,287)	(1,397)	110

With respect to ongoing projects:

  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.” Of the $18.5 million in committed capital to the project, $17.2 million in principal draws have taken place through quarter end. Through the end of June 30, 2023, 164 of the 187 units have been sold, and we have received $19.6 million in preferred interest and principal to date.
  Bryant Street is a mixed-use joint venture between the Company and MRP in Washington, DC consisting of four buildings: The Coda, The Chase 1A, The Chase 1B, and one commercial building which became fully leased this quarter, 90% of which is leased to an Alamo Draft House movie theater. At quarter end, the Coda was 95% leased and 94.8% occupied and the two buildings that comprise the Chase were 90.69% leased and 92.49% occupied. In total, at quarter end, Bryant Street’s 487 residential units were 92.2% leased and 93.2% occupied. Its commercial space was 95.9% leased and 79.1% occupied at quarter end.
  Lease-up is underway at The Verge, and at quarter end, the building was 68.6% leased and 43.3% occupied. Retail at this location is 45.2% leased. This is our third mixed-use project in the Anacostia waterfront submarket in Washington, DC.
  .408 Jackson is our second joint venture project in Greenville. Leasing began in the fourth quarter of 2022 with residential units 85.9% leased and 76.2% occupied at quarter end. Retail at this location is 100% leased and currently under construction and expected to open during the fourth quarter of this year.
  Windlass Run, our suburban office and retail joint venture with St. John Properties, Inc. signed a new office lease for 12,126 square feet bringing the office portion of the project to 78.28% leased and 61.45% occupied. Retail space at this site is 22.86% leased and 13.46% occupied.

Stabilized Joint Venture Segment Results

	Three months ended June 30
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$5,545	100.0%	5,425	100.0%	120	2.2%

Depreciation, depletion and amortization	2,268	40.9%	2,402	44.3%	(134)	-5.6%
Operating expenses	1,557	28.1%	1,333	24.6%	224	16.8%
Property taxes	563	10.2%	564	10.4%	(1)	-0.2%
Management company indirect	116	2.1%	89	1.6%	27	30.3%
Corporate expense	129	2.3%	118	2.2%	11	9.3%

Cost of operations	4,633	83.6%	4,506	83.1%	127	2.8%

Operating profit	$912	16.4%	919	16.9%	(7)	-0.8%

Total revenues in this segment were $5,545,000, an increase of $120,000 versus $5,425,000 in the same period last year. The Maren’s revenue was $2,640,000 an increase of 7.4% and Dock 79 revenues decreased $62,000 to $2,906,000 or 2.1%. Total operating profit in this segment was $912,000, a decrease of $7,000 versus $919,000 in the same period last year. Pro-rata net operating income this quarter for this segment was $2,152,000, down $248,000 or 10.3% compared to the same quarter last year because of the sale of our 20% TIC interest in both properties to SIC, mitigated by $223,000 in pro-rata NOI from our share Riverside joint venture in Greenville, SC.

At the end of June, The Maren was 92.42% leased and 94.32% occupied. Average residential occupancy for the quarter was 96.88%, and 39.62% of expiring leases renewed with an average rent increase on renewals of 5.66%. The Maren is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 56.3% ownership.

Dock 79’s average residential occupancy for the quarter was 94.75%, and at the end of the quarter, Dock 79’s residential units were 91.48% leased and 95.41% occupied. This quarter, 65.31% of expiring leases renewed with an average rent increase on renewals of 3.20%. Dock 79 is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 52.8% ownership.

During the third quarter of 2022, we achieved stabilization at our Riverside Joint Venture in Greenville, South Carolina. At quarter end, the building was 97.0% leased with 95.5% occupancy. Average occupancy for the quarter was 95.42% with 61.76% of expiring leases renewing with an average rental increase of 11.96%. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Six Months Operational Highlights

  24.5% increase in pro-rata NOI ($14.60 million vs $11.73 million)
  Mining Royalties increased 23.3%; 10.1% increase in royalties per ton
  42.2% increase in Asset Management revenue; 39.2% increase in Asset Management NOI

Comparative Results of Operations for the Six months ended June 30, 2023 and 2022

Consolidated Results

(dollars in thousands)	Six months ended June 30,
2023		2022	Change	%
Revenues:
Lease Revenue	$14,264	$13,027	$1,237	9.5%
Mining lands lease revenue	6,546	5,308	1,238	23.3%
Total Revenues	20,810	18,335	2,475	13.5%

Cost of operations:
Depreciation/Depletion/Amortization	5,599	5,766	(167)	-2.9%
Operating Expenses	3,562	3,349	213	6.4%
Property Taxes	1,826	2,069	(243)	-11.7%
Management company indirect	1,879	1,579	300	19.0%
Corporate Expense	2,323	2,142	181	8.5%
Total cost of operations	15,189	14,905	284	1.9%

Total operating profit	5,621	3,430	2,191	63.9%

Net investment income	5,507	2,018	3,489	172.9%
Interest Expense	(2,135)	(1,477)	(658)	44.5%
Equity in loss of joint ventures	(7,672)	(3,370)	(4,302)	127.7%
Gain on sale of real estate	8	733	(725)	-98.9%
Income before income taxes	1,329	1,334	(5)	-0.4%
Provision for income taxes	431	348	83	23.9%

Net income	898	986	(88)	-8.9%
Loss attributable to noncontrolling interest	(265)	(343)	78	-22.7%
Net income attributable to the Company	$1,163	$1,329	$(166)	-12.5%

Net income for the first six months of 2023 was $1,163,000 or $.12 per share versus $1,329,000 or $.14 per share in the same period last year. The first six months of 2023 was impacted by the following items:

  Operating profit increased $2,191,000 compared to the same period last year due to improved revenues and profits in all four segments.
  Management company indirect increased $300,000 due to merit increases and new hires along with recruiting costs.
  Interest expense increased $658,000 compared to the same period last year due to less capitalized interest. We capitalized less interest because of fewer in-house and joint venture projects under development compared to last year.
  Interest income increased $3,489,000 due primarily to an increase in interest earned on cash equivalents and increased income from our lending ventures.
  Equity in loss of Joint Ventures increased $4,302,000 primarily due to losses during lease up at The Verge and .408 Jackson.

The first six months of 2022 included a $733,000 gain on sales of excess property at Brooksville.

Asset Management Segment Results

	Six months ended June 30
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$2,490	100.0%	1,751	100.0%	739	42.2%

Depreciation, depletion and amortization	637	25.6%	464	26.5%	173	37.3%
Operating expenses	317	12.7%	279	15.9%	38	13.6%
Property taxes	123	4.9%	105	6.0%	18	17.1%
Management company indirect	255	10.3%	192	11.0%	63	32.8%
Corporate expense	453	18.2%	369	21.1%	84	22.8%

Cost of operations	1,785	71.7%	1,409	80.5%	376	26.7%

Operating profit	$705	28.3%	342	19.5%	363	106.1%

Total revenues in this segment were $2,490,000, up $739,000 or 42.2%, over the same period last year. Operating profit was $705,000, up $363,000 from $342,000 in the same period last year. Revenues and operating profit are up partly because of rent growth at Cranberry Run, but primarily because of full occupancy at 1865 and 1841 62nd Street and the addition of 1941 62nd Street to this segment in March 2023. Net operating income in this segment was $1,630,000, up $459,000 or 39.2% compared to the same period last year.

Mining Royalty Lands Segment Results

	Six months ended June 30
(dollars in thousands)	2023	%	2022	%	Change	%

Mining lands lease revenue	$6,546	100.0%	5,308	100.0%	1,238	23.3%

Depreciation, depletion and amortization	334	5.1%	244	4.6%	90	36.9%
Operating expenses	33	0.5%	32	0.6%	1	3.1%
Property taxes	143	2.2%	134	2.5%	9	6.7%
Management company indirect	253	3.8%	217	4.1%	36	16.6%
Corporate expense	261	4.0%	242	4.6%	19	7.9%

Cost of operations	1,024	15.6%	869	16.4%	155	17.8%

Operating profit	$5,522	84.4%	4,439	83.6%	1,083	24.4%

Total revenues in this segment were $6,546,000 versus $5,308,000 in the same period last year. Total operating profit in this segment was $5,522,000, an increase of $1,083,000 versus $4,439,000 in the same period last year. This increase is the result of the additional royalties from the acquisition in Astatula, Florida, which we completed at the beginning of the second quarter 2022, as well as increases in revenue at nearly every active location. Net Operating Income in this segment was $6,273,000, up $1,236,000 or 25% compared to the same period last year.

Development Segment Results

	Six months ended June 30
(dollars in thousands)	2023	2022	Change

Lease revenue	$953	791	162

Depreciation, depletion and amortization	96	92	4
Operating expenses	167	291	(124)
Property taxes	466	711	(245)
Management company indirect	1,157	996	161
Corporate expense	1,389	1,337	52

Cost of operations	3,275	3,427	(152)

Operating loss	$(2,322)	(2,636)	314

Stabilized Joint Venture Segment Results

	Six months ended June 30
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$10,821	100.0%	10,485	100.0%	336	3.2%

Depreciation, depletion and amortization	4,532	41.9%	4,966	47.4%	(434)	-8.7%
Operating expenses	3,045	28.1%	2,747	26.2%	298	10.8%
Property taxes	1,094	10.1%	1,119	10.7%	(25)	-2.2%

Management company indirect	214	2.0%	174	1.6%	40	23.0%
Corporate expense	220	2.0%	194	1.8%	26	13.4%

Cost of operations	9,105	84.1%	9,200	87.7%	(95)	-1.0%

Operating profit	$1,716	15.9%	1,285	12.3%	431	33.5%

 In the fourth quarter of 2022, as part of our new partnership with Steuart Investment Company and MidAtlantic Realty Partners, we sold a 20% ownership interest in a tenancy-in-common (TIC) of Dock 79 and The Maren for $65.3 million, $44.5 million attributable to the Company, placing a combined valuation of the two buildings at $326.5 million.

Total revenues in this segment were $10,821,000, an increase of $336,000 versus $10,485,000 in the same period last year. The Maren’s revenue was $5,231,000 an increase of 7.5% and Dock 79 revenues decreased $29,000 to $5,591,000 or .5%. Total operating profit in this segment was $1,716,000, an increase of $431,000 versus $1,285,000 in the same period last year. Pro-rata net operating income for this segment was $4,174,000, down $364,000 or 8.0% compared to the same period last year because of the sale of our 20% TIC interest in both properties to SIC, mitigated by $445,000 in pro-rata NOI from our share of the Riverside joint venture.

At the end of June, The Maren was 92.42% leased and 94.32% occupied. Average residential occupancy for the first six months of 2023 was 96.37%, and 43.53% of expiring leases renewed with an average rent increase on renewals of 6.64%. The Maren is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 56.3% ownership.

Dock 79’s average residential occupancy for the first six months of 2023 was 93.77%, and at the end of the quarter, Dock 79’s residential units were 91.48% leased and 95.41% occupied. Through the first six months of the year, 65.22% of expiring leases renewed with an average rent increase on renewals of 3.74%. Dock 79 is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 52.8% ownership.

During the third quarter of 2022, we achieved stabilization at our Riverside Joint Venture in Greenville, South Carolina. At end of June, the building was 97.0% leased with 95.5% occupancy. Average occupancy for the first six months of 2023 was 94.92% with 58.73% of expiring leases renewing with an average rental increase of 11.76%. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2023, we had $166,537,000 of cash and cash equivalents. As of June 30, 2023, we had no debt borrowed under our $20 million Wells Fargo revolver, $432,000 outstanding under letters of credit and $19,568,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended June 30,
	2023	2022
Total cash provided by (used for):
Operating activities	$12,853	8,807
Investing activities	(21,931)	(9,950)
Financing activities	(1,882)	(1,116)
Increase (decrease) in cash and cash equivalents	$(10,960)	(2,259)

Outstanding debt at the beginning of the period	178,557	178,409
Outstanding debt at the end of the period	178,631	178,483

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2023 was $12,853,000 versus $8,807,000 in the same period last year. The increase was primarily due to increases in operating profit and interest income while the increased joint venture losses are reflected in investing activities.

At June 30, 2023, the Company was invested in U.S. Treasury notes valued at $151,861,000 maturing in 2023. The unrealized loss on these investments of $1,108,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

Investing Activities - Net cash used in investing activities for the six months ended June 30, 2023 was $21,931,000 versus $9,950,000 in the same period last year. The $12 million increase was primarily due to a $22.4 million increase in investments in joint ventures partially offset by reduced asset management investments as we were building a warehouse in the same period last year. The increased investment in our joint ventures included $8 million for FRP’s share of a $13 million paydown of the loan at Bryant Street, $11 million for our Aberdeen Station lending venture, $3.4 million for the impact of higher interest rates at Verge, and $1.9 million for predevelopment activities for our next potential apartment projects in Washington, D.C. and in Greenville.

Financing Activities – Net cash required by financing activities was $1,882,000 versus $1,116,000 in the same period last year primarily due to the exercise of employee stock options and the repurchase of company stock in the six months ended June 30, 2023.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2023, these covenants would have limited our ability to pay dividends to a maximum of $249 million combined.

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

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2023 to include approximately $38.2 million for investment into our existing real estate holdings and partnerships as well as new real estate assets and joint ventures, with such capital being funded from cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Summary and Outlook. Royalty revenue for this quarter was up 13% over the same period last year, and royalty revenue for the first six months is up 23%. The last three quarters have been the three highest revenue quarters in the segment’s history. Mining royalty revenue for the last twelve months is $11.92 million, a 21% increase over the same period last year, and the segment’s highest revenue total over any twelve-month period.

In the Stabilized Joint Venture segment, pro-rata NOI is down for the segment for both the quarter and the first six months, which is to be expected after selling 20% of our share of Dock 79 and The Maren to SIC. NOI for the two projects as a whole increased 2.56% ($6,841,000 vs $6,670,000) for the first six months compared to the same period last year. After taking a dip in the first quarter, average occupancy at Dock 79 is back where we expect it to be (94.75%). The effort to get it back to where it should be is largely responsible for the flattening in rental increases (3.20% in the second quarter vs 4.52% in the first quarter) as well as the 3% loss on trade-outs. The Maren maintained a strong average occupancy this quarter (96.88%), though renewal rates (39.62%), increases (5.66%), and trade outs (6.0%) were slightly below what we’ve achieved in the past. Riverside in Greenville (which was added to this segment in the third quarter of last year) has maintained strong occupancy (95.42% this quarter) post stabilization. The renewal rate for the first six months (58.73%) is good, but the average increase on renewals of 11.76% is exceptional. These metrics continue to reinforce our faith in this market as well as the quality of the asset. Our pro-rata share of NOI at Riverside this quarter was $223,000 and $445,000 for the first six months.

In our Asset Management Segment, occupancy and our overall square-footage have increased since the second quarter of 2022, leading to a 39.2% increase in NOI for the first six months compared to the same period last year. We are 95.6% leased and occupied on 548,785 square feet compared to 84.3% occupied on 447,035 square feet at the end of the second quarter of 2022.

Inflation and the upward pressure on interest rates, while potentially softening, remain an obstacle for any developer. We have benefitted from the effect of these forces on rents and royalties, but the compression of future margins from hard costs and financing is a real problem for development. In (relatively) less capital-intensive projects like warehouse construction, this situation is potentially beneficial, because we can use our cash on hand to finance construction on an all equity basis and develop in-demand industrial product while the interest rates on construction loans keep most development on the sidelines. But in the instance of multi-family development, where a construction loan is an absolute necessity, we will in all likelihood sit tight for the time being. In regards to the first phase of our partnership with SIC and MRP, we will continue to pursue entitlements and all work required to prepare the project for development, but will delay vertical construction until the lending markets soften. As we mentioned last quarter, we have a long-term vision for the company, and we’re not going to rush into anything and take on additional development risk if market conditions prevent us from making a reasonable return. We still have the utmost confidence in our assets and the markets in which they thrive. To that end, this past quarter we repurchased 18,340 shares at average cost of $54.52 per share.

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

Pro-rata Net Operating Income Reconciliation
Six months ended 06/30/23 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	$513	(5,257)	(509)	4,018	2,133	898
Income Tax Allocation	190	(1,950)	(90)	1,490	791	431
Income (loss) before income taxes	703	(7,207)	(599)	5,508	2,924	1,329

Less:
Unrealized rents	420	—	—	97	—	517
Gain on sale of real estate	—	—	—	10	—	10
Interest income	—	2,561	—	—	2,946	5,507
Plus:
Unrealized rents	—	—	100	—	—	100
Loss on sale of real estate	2	—	—	—	—	2
Equity in loss of Joint Ventures	—	7,446	202	24	—	7,672
Professional fees - other	—	—	59	—	—	59
Interest Expense	—	—	2,113	—	22	2,135
Depreciation/Amortization	637	96	4,532	334	—	5,599
Management Co. Indirect	255	1,157	214	253	—	1,879
Allocated Corporate Expenses	453	1,389	220	261	—	2,323

Net Operating Income (loss)	1,630	320	6,841	6,273	—	15,064

NOI of noncontrolling interest	—	—	(3,112)	—	—	(3,112)
Pro-rata NOI from unconsolidated joint ventures	—	2,205	445	—	—	2,650

Pro-rata net operating income	$1,630	2,525	4,174	6,273	—	14,602

Pro-rata Net Operating Income Reconciliation
Six months ended 06/30/22 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	$249	(3,351)	(92)	3,758	422	986
Income Tax Allocation	93	(1,242)	92	1,393	12	348
Income (loss) before income taxes	342	(4,593)	—	5,151	434	1,334

Less:
Unrealized rents	196	—	—	105	—	301
Gain on sale of real estate	—	—	—	733	—	733
Equity in gain of Joint Ventures	—	—	171	—	—	171
Interest income	—	1,563	—	—	455	2,018
Plus:
Unrealized rents	—	—	51	—	—	51
Equity in loss of Joint Ventures	—	3,520	—	21	—	3,541
Interest Expense	—	—	1,456	—	21	1,477
Depreciation/Amortization	464	92	4,966	244	—	5,766
Management Co. Indirect	192	996	174	217	—	1,579
Allocated Corporate Expenses	369	1,337	194	242	—	2,142

Net Operating Income (loss)	1,171	(211)	6,670	5,037	—	12,667

NOI of noncontrolling interest	—	—	(2,132)	—	—	(2,132)
Pro-rata NOI from unconsolidated joint ventures	—	1,192	—	—	—	1,192

Pro-rata net operating income	$1,171	981	4,538	5,037	—	11,727

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at June 30, 2023 was Daily 1-Month LIBOR plus 1.0%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at June 30, 2023, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of June 30, 2023, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			Total
			Number of
			Shares
			Purchased	Approximate
			As Part of	Dollar Value of
	Total		Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1 through April 30	—	$—	—	$9,363,000
May 1 through May 31	18,340	$54.52	18,340	$8,363,000
June 1 through June 30	—	$—	—	$8,363,000

Total	18,340	$54.52	18,340

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: August 10, 2023	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2023

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

