Form 10-Q
period 2023-09-30
FRP HOLDINGS, INC.
filed 2023-11-09
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2023
Common Stock, $.10 par value per share	9,477,104 shares
1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2023

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	September 30, 2023	December 31, 2022
Assets:
Real estate investments at cost:
Land	$141,578	141,579
Buildings and improvements	282,379	270,579
Projects under construction	4,689	12,208
Total investments in properties	428,646	424,366
Less accumulated depreciation and depletion	65,444	57,208
Net investments in properties	363,202	367,158

Real estate held for investment, at cost	10,510	10,182
Investments in joint ventures	154,025	140,525
Net real estate investments	527,737	517,865

Cash and cash equivalents	166,028	177,497
Cash held in escrow	646	797
Accounts receivable, net	1,683	1,166
Unrealized rents	1,452	856
Deferred costs	3,028	2,343
Other assets	583	560
Total assets	$701,157	701,084

Liabilities:
Secured notes payable	$178,668	178,557
Accounts payable and accrued liabilities	3,689	5,971
Other liabilities	1,886	1,886
Federal and state income taxes payable	704	18
Deferred revenue	1,029	259
Deferred income taxes	67,903	67,960
Deferred compensation	1,395	1,354
Tenant security deposits	889	868
Total liabilities	256,163	256,873

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,477,104 and 9,459,686 shares issued and outstanding, respectively	948	946
Capital in excess of par value	67,168	65,158
Retained earnings	343,002	342,317
Accumulated other comprehensive loss, net	(328)	(1,276)
Total shareholders’ equity	410,790	407,145
Noncontrolling interest	34,204	37,066
Total equity	444,994	444,211
Total liabilities and equity	$701,157	701,084

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Revenues:
Lease revenue	$7,509	6,823	21,773	19,850
Mining lands lease revenue	3,082	2,471	9,628	7,779
Total Revenues	10,591	9,294	31,401	27,629

Cost of operations:
Depreciation, depletion and amortization	2,816	2,744	8,415	8,510
Operating expenses	2,012	1,967	5,574	5,316
Property taxes	919	1,034	2,745	3,103
Management company indirect	1,059	966	2,938	2,545
Corporate expenses (Note 4 Related Party)	889	734	3,212	2,876
Total cost of operations	7,695	7,445	22,884	22,350

Total operating profit	2,896	1,849	8,517	5,279

Net investment income	2,700	1,188	8,207	3,206
Interest expense	(1,116)	(738)	(3,251)	(2,215)
Equity in loss of joint ventures	(2,913)	(1,878)	(10,585)	(5,248)
Gain (loss) on sale of real estate	(1)	141	7	874

Income before income taxes	1,566	562	2,895	1,896
Provision for income taxes	467	178	898	526

Net income	1,099	384	1,997	1,370
Loss attributable to noncontrolling interest	(160)	(96)	(425)	(439)
Net income attributable to the Company	$1,259	480	2,422	1,809

Earnings per common share:
Net income attributable to the Company-
Basic	$0.13	0.05	0.26	0.19
Diluted	$0.13	0.05	0.26	0.19

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,423	9,397	9,423	9,382
-diluted earnings per common share	9,460	9,433	9,463	9,423

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Net income	$1,099	384	1,997	1,370
Other comprehensive income (loss) net of tax:
Unrealized gain/(loss) on investments, net of income tax effect of $145, $(120), $360 and $(568)	392	(324)	972	(1,533)
Minimum pension liability, net of income tax effect of $(3), $0, $(8) and $0	(8)	—	(24)	—
Comprehensive income (loss)	$1,483	60	2,945	(163)

Less comp. income (loss) attributable to Noncontrolling interest	$(160)	(96)	(425)	(439)

Comprehensive income attributable to the Company	$1,643	156	3,370	276

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands) (Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$1,997	1,370
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation, depletion and amortization	8,557	8,696
Deferred income taxes	(57)	133
Equity in loss of joint ventures	10,585	5,248
Gain on sale of equipment and property	(14)	(901)
Stock-based compensation	1,472	1,302
Net changes in operating assets and liabilities:
Accounts receivable	(517)	(737)
Deferred costs and other assets	(538)	(2,160)
Accounts payable and accrued liabilities	(1,512)	(1,440)
Income taxes payable and receivable	686	1,559
Other long-term liabilities	62	105
Net cash provided by operating activities	20,721	13,175

Cash flows from investing activities:
Investments in properties	(4,634)	(26,137)
Investments in joint ventures	(31,648)	(20,838)
Return of capital from investments in joint ventures	7,559	13,327
Proceeds from sales of investments available for sale	—	4,317
Proceeds from the sale of assets	16	952
Cash held in escrow	151	170
Net cash used in investing activities	(28,556)	(28,209)

Cash flows from financing activities:
Distribution to noncontrolling interest	(2,437)	(1,937)
Repurchase of company stock	(2,000)	—
Exercise of employee stock options	803	233
Net cash used in financing activities	(3,634)	(1,704)

Net decrease in cash and cash equivalents	(11,469)	(16,738)
Cash and cash equivalents at beginning of year	177,497	161,521
Cash and cash equivalents at end of the period	$166,028	144,783

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	3,248	2,212
Income taxes	622	(1,734)

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands, except share amounts) (Unaudited)

					Accumulated
					Other Comp-	Total
			Capital in		rehensive	Share	Non-
	Common Stock		Excess of	Retained	Income	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	(loss), net	Equity	Interest	Equity
Balance at July 1, 2023	9,495,673	$950	$67,028	$342,610	$(712)	$409,876	$35,116	$444,992
Stock option grant compensation	—	—	16	—	—	16	—	16
Restricted stock compensation	—	—	255	—	—	255	—	255
Shares purchased and cancelled	(18,569)	(2)	(131)	(867)	—	(1,000)	—	(1,000)
Net income	—	—	—	1,259	—	1,259	(160)	1,099
Distributions to partners	—	—	—	—	—	—	(752)	(752)
Minimum pension liability, net	—	—	—	—	(8)	(8)	—	(8)
Unrealized gain on investment, net	—	—	—	—	392	392	—	392
Balance at September 30, 2023	9,477,104	$948	$67,168	$343,002	$(328)	$410,790	$34,204	$444,994

Balance at January 1, 2023	9,459,686	$946	$65,158	$342,317	$(1,276)	$407,145	$37,066	$444,211
Exercise of stock options	17,735	2	801	—	—	803	—	803
Stock option grant compensation	—	—	49	—	—	49	—	49
Restricted stock compensation	—	—	773	—	—	773	—	773
Shares granted to Employees	928	—	50	—	—	50	—	50
Restricted stock award	25,284	2	(2)	—	—	—	—	—
Shares purchased and cancelled	(36,909)	(3)	(260)	(1,737)	—	(2,000)	—	(2,000)
Shares granted to Directors	10,380	1	599	—	—	600	—	600
Net income	—	—	—	2,422	—	2,422	(425)	1,997
Distributions to partners	—	—	—	—	—	—	(2,437)	(2,437)
Minimum pension liability, net	—	—	—	—	(24)	(24)	—	(24)
Unrealized gain on investment, net	—	—	—	—	972	972	—	972
Balance at September 30, 2023	9,477,104	$948	$67,168	$343,002	$(328)	$410,790	$34,204	$444,994

Balance at July 1, 2022	9,455,096	$945	$58,872	$339,081	$(1,096)	$397,802	$27,135	$424,937
Stock option grant compensation	—	—	18	—	—	18	—	18
Restricted stock compensation	—	—	258	—	—	258	—	258
Net income	—	—	—	480	—	480	(96)	384
Distributions to partners	—	—	—	—	—	—	(588)	(588)
Unrealized loss on investment, net	—	—	—	—	(324)	(324)	—	(324)
Balance at September 30, 2022	9,455,096	$945	$59,148	$339,561	$(1,420)	$398,234	$26,451	$424,685

Balance at January 1, 2022	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827	$425,250
Stock option grant compensation	—	—	52	—	—	52	—	52
Restricted stock compensation	—	—	550	—	—	550	—	550
Shares granted to Employees	865	—	50	—	—	50	—	50
Restricted stock award	21,464	2	(2)	—	—	—	—	—
Shares granted to Directors	11,232	1	649	—	—	650	—	650
Forfeiture of restricted stock award	(1,363)	—	—	—	—	—	—	—
Exercise of stock options	11,870	1	232	—	—	233	—	233
Net income	—	—	—	1,809	—	1,809	(439)	1,370
Distributions to partners	—	—	—	—	—	—	(1,937)	(1,937)
Unrealized loss on investment, net	—	—	—	—	(1,533)	(1,533)	—	(1,533)
Balance at September 30, 2022	9,455,096	$945	$59,148	$339,561	$(1,420)	$398,234	$26,451	$424,685

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Asset management	$1,442	935	3,932	2,686
Mining royalty lands	3,082	2,471	9,628	7,779
Development	434	412	1,387	1,203
Stabilized Joint Venture	5,633	5,476	16,454	15,961
	10,591	9,294	31,401	27,629

Operating profit (loss):
Before corporate expenses:
Asset management	$697	392	1,855	1,103
Mining royalty lands	2,608	2,083	8,391	6,764
Development	(444)	(865)	(1,377)	(2,164)
Stabilized Joint Venture	924	973	2,860	2,452
Operating profit before corporate expenses	3,785	2,583	11,729	8,155
Corporate expenses:
Allocated to asset management	(177)	(127)	(630)	(496)
Allocated to mining royalty lands	(99)	(83)	(360)	(325)
Allocated to development	(529)	(457)	(1,918)	(1,794)
Allocated to stabilized joint venture	(84)	(67)	(304)	(261)
Total corporate expenses	(889)	(734)	(3,212)	(2,876)
	$2,896	1,849	8,517	5,279

Interest expense	$1,116	738	3,251	2,215

Depreciation, depletion and amortization:
Asset management	$369	219	1,006	683
Mining royalty lands	138	172	472	416
Development	44	47	140	139
Stabilized Joint Venture	2,265	2,306	6,797	7,272
	$2,816	2,744	8,415	8,510
Capital expenditures:
Asset management	$12	202	557	797
Mining royalty lands	—	1	—	11,218
Development	2,179	8,548	3,640	13,927
Stabilized Joint Venture	258	(25)	437	195
	$2,449	8,726	4,634	26,137

Identifiable net assets

	September 30,	December 31,
Identifiable net assets	2023	2022

Asset management	$39,155	26,053
Mining royalty lands	48,126	48,494
Development	194,297	188,834
Stabilized Joint Venture	251,677	257,535
Cash items	166,674	178,294
Unallocated corporate assets	1,228	1,874
	$701,157	701,084

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $236,000 and $223,000 for the three months ended September 30, 2023 and 2022 and $687,000 and $670,000 for the nine months ended September 30, 2023 and 2022, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s Outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,402)	(1,513)
Credit agreement	—	—
	$178,668	178,557

On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective February 6, 2019. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement through June 30, 2023 was a maximum of 1.50% over Daily 1-Month LIBOR, which may be reduced quarterly to 1.25% or 1.0% over Daily 1-Month LIBOR if the Company met a specified ratio of consolidated debt to consolidated total capital, as defined which excludes FRP Riverfront. Starting July 1, 2023 the interest rate was .75% to 1.5% over the Federal Funds rate depending on the same ratio. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the

Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of September 30, 2023, there was no debt outstanding on this revolver, $823,000 outstanding under letters of credit and $19,177,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 1% and applicable interest rate would have been 6.1% on September 30, 2023. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2023, these covenants would have limited our ability to pay dividends to a maximum of $249 million combined.

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

Debt cost amortization of $37,000 was recorded during the three months ended September 30, 2023 and 2022 and $111,000 was recorded during the nine months ended September 30, 2023 and 2022. During the three months ended September 30, 2023 and 2022 the Company capitalized interest costs of $297,000 and $673,000, respectively. During the nine months ended September 30, 2023 and September 30, 2022 the Company capitalized interest costs of $986,000 and $2,019,000, respectively.

The Company was in compliance with all debt covenants as of September 30, 2023.

(6) Earnings per Share.

The following details the computations of the Basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,423	9,397	9,423	9,382

Common shares issuable under share based payment plans which are potentially dilutive	37	36	40	41

Common shares used for diluted earnings per common share	9,460	9,433	9,463	9,423

Net income attributable to the Company	$1,259	480	2,422	1,809

Earnings per common share:
-basic	$0.13	0.05	0.26	0.19
-diluted	$0.13	0.05	0.26	0.19

For the three and nine months ended September 30, 2023, the Company did not have any outstanding anti-dilutive stock options. For the three and nine months ended September 30, 2022, the Company did not have any outstanding anti-dilutive stock options.

During the first nine months of 2023 the Company repurchased 36,909 shares at an average cost of $54.19.

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

In January 2023, 7,980 shares of restricted stock were granted to employees that will vest over the next four years. In January 2023, 15,032 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023, 2,272 shares of restricted stock were granted to employees under the terms of the 2021 long-term incentive plan. In January 2022, 7,448 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 14,016 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023 and March 2022, 928 and 865 shares of stock, respectively, were granted to employees. The number of common shares available for future issuance was 343,677 at September 30, 2023.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock option grants	$16	18	49	52
Restricted stock awards	255	258	773	550
Employee stock grant	—	—	50	50
Annual director stock award	—	—	600	650
	$271	276	1,472	1,302

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2023	88,295	$40.33	4.4	$1,271
Exercised	(17,735)	$45.27		$(190)
Outstanding at September 30, 2023	70,560	$39.09	3.3	$1,081

Exercisable at September 30, 2023	66,570	$38.68	3.2	$1,015

Vested during nine months ended September 30, 2023	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,018,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,050,000 based on the market closing price of $53.97 on September 29, 2023 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2023 was $11,000, which is expected to be recognized over a weighted-average period of two months.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Grant Date	Remaining	Grant Date
Restricted stock	Shares	Fair Value	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2023	50,496	$50.42	3.0	$2,546
Time-based awards granted	7,980	53.86		430
Performance-based awards granted	17,304	53.92		933
Vested	(6,211)	46.49		(289)
Non-vested at September 30, 2023	69,569	$52.03	2.8	$3,620

Total unrecognized compensation cost of restricted stock granted but not yet vested as of September 30, 2023 was $2,725,000 which is expected to be recognized over a weighted-average period of 3.1 years.

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

As of September 30, 2023, there was $823,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

The Company and MidAtlantic Realty Partners (MRP) guaranteed $26 million of the construction loan on the Bryant Street Partnerships in exchange for a 1% lower interest rate. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 48 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee the Company will have a gain for $1.9 million when the loan is paid in full. Borrower may prepay a portion of the unpaid principal to satisfy such tests.

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 24.6% of the Company’s consolidated revenues during the nine months ended September 30, 2023, and $502,000 of accounts receivable at September 30, 2023. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

At September 30, 2023, the Company was invested in U.S. Treasury notes valued at $148,768,000 maturing in 2023 through early 2024. The unrealized loss on these investments of $571,000 was recorded as part of comprehensive income and based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

At September 30, 2023 and December 31, 2022, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2023, the carrying amount and fair value of such other long-term debt was $180,070,000 and $136,928,000, respectively. At September 30, 2022, the carrying amount and fair value of such other long-term debt was $180,070,000 and $142,753,000, respectively.

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

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of September 30, 2023
Brooksville Quarry, LLC	50.00%	$7,486	14,372	(62)	(31)
BC FRP Realty, LLC	50.00%	5,077	22,164	(556)	(278)
Buzzard Point Sponsor, LLC	50.00%	2,292	4,584	—	—
Bryant Street Partnerships	61.36%	61,140	195,915	(7,876)	(4,931)
Lending ventures		25,084	14,428	—	—
Estero Partnership	16.00%	3,600	38,703	—	—
Verge Partnership	61.37%	37,535	130,978	(7,161)	(4,395)
Greenville Partnerships	40.00%	11,811	98,617	(2,376)	(950)
Total		$154,025	519,761	(18,031)	(10,585)

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of December 31, 2022
Brooksville Quarry, LLC	50.00%	$7,522	14,374	(84)	(42)
BC FRP Realty, LLC	50.00%	5,453	21,825	(358)	(175)
Buzzard Point Sponsor, LLC	50.00%	1,453	2,906	—	—
Bryant Street Partnerships	61.36%	55,561	199,774	(10,339)	(6,829)
Lending ventures		16,476	5,577	—	—
DST Hickory Creek	26.65%	—	—	10,960	3,164
Estero Partnership	16.00%	3,600	38,505	—	—
Verge Partnership	61.37%	38,471	131,128	(1,841)	(1,129)
Greenville Partnerships	40.00%	11,989	96,551	(1,775)	(710)
Total		$140,525	510,640	(3,437)	(5,721)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of September 30, 2023 are summarized in the following two tables (in thousands):

	As of September 30, 2023					Total
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	187,693	34,416	129,145	96,834	$448,088
Cash and cash equivalents	0	1,661	4,287	1,170	1,595	8,713
Unrealized rents & receivables	0	6,141	0	309	83	6,533
Deferred costs	4,584	420	0	354	105	5,463
Total Assets	$4,584	195,915	38,703	130,978	98,617	$468,797

Secured notes payable	$0	116,922	16,000	72,402	67,414	$272,738
Other liabilities	0	2,786	174	1,102	2,243	6,305
Capital - FRP	2,292	59,132	3,605	35,261	10,858	111,148
Capital – Third Parties	2,292	17,075	18,924	22,213	18,102	78,606
Total Liabilities and Capital	$4,584	195,915	38,703	130,978	98,617	$468,797

	As of September 30, 2023				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,343	21,260	14,428	448,088	$498,119
Cash and cash equivalents	27	74	0	8,713	8,814
Unrealized rents & receivables	0	457	0	6,533	6,990
Deferred costs	2	373	0	5,463	5,838
Total Assets	$14,372	22,164	14,428	468,797	$519,761

Secured notes payable	$0	11,856	(10,656)	272,738	$273,938
Other liabilities	64	266	0	6,305	6,635
Capital – FRP	7,487	5,021	25,084	111,148	148,740
Capital - Third Parties	6,821	5,021	0	78,606	90,448
Total Liabilities and Capital	$14,372	22,164	14,428	468,797	$519,761

The Company’s capital recorded by the unconsolidated Joint Ventures is $5,285,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

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

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(20,837,000) and $(13,115,000) as of September 30, 2023 and December 31, 2022, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues:
Rental Revenue	$9,322	$6,718	$5,720	$4,123
Revenue – other	1,784	1,306	1,095	801
Total Revenues	11,106	8,024	6,815	4,924

Cost of operations:
Depreciation and amortization	5,202	4,995	3,192	3,065
Operating expenses	4,384	3,846	2,690	2,360
Property taxes	789	878	484	539
Total cost of operations	10,375	9,719	6,366	5,964

Total operating profit/(loss)	731	(1,695)	449	(1,040)
Interest expense	(8,607)	(5,437)	(5,380)	(3,703)

Net loss before tax	$(7,876)	$(7,132)	$(4,931)	$(4,743)

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville	Greenville	Greenville	Greenville
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues:
Rental Revenue	$4,875	$2,234	$1,950	$894
Revenue – other	405	125	162	50
Total Revenues	5,280	2,359	2,112	944

Cost of operations:
Depreciation and amortization	2,118	1,162	847	465
Operating expenses	1,784	906	714	363
Property taxes	882	476	353	190
Total cost of operations	4,784	2,544	1,914	1,018

Total operating profit/(loss)	496	(185)	198	(74)
Interest expense	(2,872)	(697)	(1,148)	(279)

Net loss before tax	$(2,376)	$(882)	$(950)	$(353)

The income statements of the Verge Partnership are as follows (in thousands):

	Verge	Verge
	Partnership	Partnership
	Total JV	Company Share
	Nine months ended	Nine months ended
	September 30,	September 30,
	2023	2023
Revenues:
Rental Revenue	$2,042	$1,254
Revenue – other	320	196
Total Revenues	2,362	1,450

Cost of operations:
Depreciation and amortization	2,958	1,815
Operating expenses	2,057	1,263
Property taxes	741	455
Total cost of operations	5,756	3,533

Total operating profit	(3,394)	(2,083)
Interest expense	(3,767)	(2,312)

Net profit before tax	$(7,161)	$(4,395)

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

Warehouse or office properties in the Maryland either existing or under development;

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

As of September 30, 2023, the Asset Management Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:

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

Additionally, these locations provide us with opportunities for valuable “second lives” for these assets through proper land planning and entitlement.

Significant “ Second Life” Mining Lands:

Location	Acreage	Status
Brooksville, FL	4,280 +/-	Development of Regional of Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,907 +/-	Approval in place for 105, one-acre, waterfront residential lots after mining completed.
Total	6,187 +/-

Development Segment.

Through our Development segment, we own and are continuously monitoring the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all our non-

income producing lands into income production through (i) an orderly process of constructing new commercial and residential buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will purchase or form joint ventures on new developments of land not previously owned by the Company.

Revenues in this segment are generated predominately from land sales and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, the personnel costs of our in-house management team and horizontal and vertical construction costs.

Development Segment – Warehouse/Office Land.

At September 30, 2023, this segment owned the following future development parcels:

1)	54 acres of land that can support over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, Maryland.
2)	17 acres of land in Harford County, Maryland with a 259,200 square feet speculative warehouse project on Chelsea Road under construction due to be complete in the third quarter of 2024.
3)	170 acres of land in Cecil County, Maryland that can accommodate 900,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,595,000
Hampstead Trade Center, MD	118	Residential zoning applied for in preparation for sale	$10,515,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,385,000
Total	122.5		$24,495,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, Florida	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
22

Bryant Street Partnerships for 5 acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 91,607 square feet of retail is in final stages of lease-up	61.36%
Aberdeen Station residential development in Harford County, Maryland		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, Maryland		$18.5 million in exchange for an interest rate of 10% and a preferred return of 20% after which the Company is entitled to a portion of proceeds from sale	Financing
The Verge at 1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Eleven-story structure with 344 apartments and 8,536 square feet of ground floor retail currently underway with lease-up	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Mixed-use project with 227 multifamily units and 4,539 square feet of retail space currently underway with lease-up	40%
Estero	Woodfield Development	Pre-development activities for a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for phase one of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Woven property in Greenville, SC	Woodfield Development	Pre-development activities for an apartment building	50%

Joint ventures where FRP is not the primary beneficiary (including those in the Stabilized Joint Venture Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of September 30, 2023
Brooksville Quarry, LLC	50.00%	$7,486	14,372	(62)	(31)
BC FRP Realty, LLC	50.00%	5,077	22,164	(556)	(278)
Buzzard Point Sponsor, LLC	50.00%	2,292	4,584	—	—
Bryant Street Partnerships	61.36%	61,140	195,915	(7,876)	(4,931)
Lending ventures		25,084	14,428	—	—
Estero Partnership	16.00%	3,600	38,703	—	—
Verge Partnership	61.37%	37,535	130,978	(7,161)	(4,395)
Greenville Partnerships	40.00%	11,811	98,617	(2,376)	(950)
Total		$154,025	519,761	(18,031)	(10,585)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of September 30, 2023 are summarized in the following two tables (in thousands):

	As of September 30, 2023					Total
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Apartment/
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Mixed-Use

Investments in real estate, net	$0	187,693	34,416	129,145	96,834	$448,088
Cash and cash equivalents	0	1,661	4,287	1,170	1,595	8,713
Unrealized rents & receivables	0	6,141	0	309	83	6,533
Deferred costs	4,584	420	0	354	105	5,463
Total Assets	$4,584	195,915	38,703	130,978	98,617	$468,797

Secured notes payable	$0	116,922	16,000	72,402	67,414	$272,738
Other liabilities	0	2,786	174	1,102	2,243	6,305
Capital - FRP	2,292	59,132	3,605	35,261	10,858	111,148
Capital – Third Parties	2,292	17,075	18,924	22,213	18,102	78,606
Total Liabilities and Capital	$4,584	195,915	38,703	130,978	98,617	$468,797

	As of September 30, 2023				Total
	Brooksville	BC FRP	Lending	Apartment/	Grand
	Quarry, LLC	Realty, LLC	Ventures	Mixed-Use	Total

Investments in real estate, net	$14,343	21,260	14,428	448,088	$498,119
Cash and cash equivalents	27	74	0	8,713	8,814
Unrealized rents & receivables	0	457	0	6,533	6,990
Deferred costs	2	373	0	5,463	5,838
Total Assets	$14,372	22,164	14,428	468,797	$519,761

Secured notes payable	$0	11,856	(10,656)	272,738	$273,938
Other liabilities	64	266	0	6,305	6,635
Capital – FRP	7,487	5,021	25,084	111,148	148,740
Capital - Third Parties	6,821	5,021	0	78,606	90,448
Total Liabilities and Capital	$14,372	22,164	14,428	468,797	$519,761

Stabilized Joint Venture Segment.

At quarter end, the segment included three stabilized joint ventures which own, lease and manage apartment buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The three stabilized joint venture properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments, Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty	Consolidated	52.8%
The Maren apartments, Washington, D.C. 264 residential units and 6,811 square feet of retail	MRP Realty	Consolidated as of March 31, 2021	56.33%
Riverside apartments Greenville, SC. 200 residential units with no retail component	Woodfield Development	Equity Method	40%

Third quarter Operational Highlights (compared to the same quarter last year)

•	29.5% increase in pro-rata NOI ($8.09 million vs $6.24 million) over third quarter 2022
•	Mining royalty revenue increased 24.7%; 19.2% increase in royalties per ton
•	54.2% increase in Asset Management revenue; 58.2% increase in Asset Management NOI

Comparative Results of Operations for the Three months ended September 30, 2023 and 2022

Consolidated Results

(dollars in thousands)	Three months ended September 30,
	2023	2022	Change	%
Revenues:
Lease Revenue	$7,509	$6,823	$686	10.1%
Mining lands lease revenue	3,082	2,471	611	24.7%
Total Revenues	10,591	9,294	1,297	14.0%

Cost of operations:
Depreciation/Depletion/Amortization	2,816	2,744	72	2.6%
Operating Expenses	2,012	1,967	45	2.3%
Property Taxes	919	1,034	(115)	-11.1%
Management company indirect	1,059	966	93	9.6%
Corporate Expense	889	734	155	21.1%
Total cost of operations	7,695	7,445	250	3.4%

Total operating profit	2,896	1,849	1,047	56.6%

Net investment income	2,700	1,188	1,512	127.3%
Interest Expense	(1,116)	(738)	(378)	51.2%
Equity in loss of joint ventures	(2,913)	(1,878)	(1,035)	55.1%
Gain (loss) on sale of real estate	(1)	141	(142)	-100.7%
Income before income taxes	1,566	562	1,004	178.6%
Provision for income taxes	467	178	289	162.4%

Net income	1,099	384	715	186.2%
Loss attributable to noncontrolling interest	(160)	(96)	(64)	66.7%
Net income attributable to the Company	$1,259	$480	$779	162.3%

Net income for the third quarter of 2023 was $1,259,000 or $.13 per share versus $480,000 or $.05 per share in the same period last year. The third quarter of 2023 was impacted by the following items:

•	Operating profit increased $1,047,000 compared to the same quarter last year due to improved revenues in all four segments.
•	Interest income increased $1,512,000 due primarily to an increase in interest earned on cash equivalents ($1,118,000) and increased income from our lending ventures ($349,000).
•	Interest expense increased $378,000 compared to the same quarter last year due to less capitalized interest. We capitalized less interest because of fewer in-house and joint venture projects under development this quarter compared to last year.
•	Equity in loss of Joint Ventures increased $1,035,000 primarily due to increased losses during lease up at The Verge ($856,000).

Asset Management Segment Results

	Three months ended September 30
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$1,442	100.0%	935	100.0%	507	54.2%

Depreciation, depletion and amortization	369	25.5%	219	23.4%	150	68.5%
Operating expenses	173	12.0%	162	17.3%	11	6.8%
Property taxes	62	4.3%	53	5.7%	9	17.0%
Management company indirect	141	9.8%	109	11.7%	32	29.4%
Corporate expense	177	12.3%	127	13.6%	50	39.4%

Cost of operations	922	63.9%	670	71.7%	252	37.6%

Operating profit	$520	36.1%	265	28.3%	255	96.2%

Total revenues in this segment were $1,442,000, up $507,000 or 54.2%, over the same period last year. Operating profit was $520,000, up $255,000 from $265,000 in the same quarter last year. Revenues and operating profit are up because of full occupancy at 1841 62nd Street (compared to 22.7% same period last year) and the addition of 1941 62nd Street to this segment in March 2023. We now have nine buildings in service at three different locations totaling 515,077 square feet of industrial and 33,708 square feet of office. At quarter end, we were 95.6% leased and 95.6% occupied. Net operating income in this segment was $1,096,000, up $403,000 or 58.2% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended September 30
(dollars in thousands)	2023	%	2022	%	Change	%

Mining lands lease revenue	$3,082	100.0%	2,471	100.0%	611	24.7%

Depreciation, depletion and amortization	138	4.5%	172	7.0%	(34)	-19.8%
Operating expenses	18	0.6%	18	0.7%	—	0.0%
Property taxes	181	5.9%	69	2.8%	112	162.3%
Management company indirect	137	4.4%	129	5.2%	8	6.2%
Corporate expense	99	3.2%	83	3.4%	16	19.3%

Cost of operations	573	18.6%	471	19.1%	102	21.7%

Operating profit	$2,509	81.4%	2,000	80.9%	509	25.5%
26

Total revenues in this segment were $3,082,000 versus $2,471,000 in the same period last year. Total operating profit in this segment was $2,509,000, an increase of $509,000 versus $2,000,000 in the same period last year. This increase is the result of increases in revenue at nearly every active location. Net Operating Income this quarter for this segment was $2,837,000, up $501,000 or 21.4% compared to the same quarter last year.

Development Segment Results

	Three months ended September 30
(dollars in thousands)	2023	2022	Change

Lease revenue	$434	412	22

Depreciation, depletion and amortization	44	47	(3)
Operating expenses	48	250	(202)
Property taxes	121	355	(234)
Management company indirect	665	625	40
Corporate expense	529	457	72

Cost of operations	1,407	1,734	(327)

Operating loss	$(973)	(1,322)	349

With respect to ongoing projects:

  We are the principal capital source of a residential development venture in Prince George’s County, Maryland known as “Amber Ridge.” Of the $18.5 million of committed capital to the project, $17.3 million in principal draws have taken place through quarter end. Through the end of September 30, 2023, 175 of the 187 units have been sold, and we have received $19.6 million in preferred interest and principal to date.
  Bryant Street is a mixed-use joint venture between the Company and MRP in Washington, DC consisting of three apartment buildings with ground floor retail and one commercial building which is fully leased. At quarter end, Bryant Street’s 487 residential units were 94.5% leased and 94.5% occupied. Its commercial space was 95.9% leased and 79.1% occupied at quarter end.
  Lease-up is underway at The Verge, and at quarter end, the building was 89.5% leased and 74.1% occupied inclusive of 25 units licensed to Placemaker Management for a short-term corporate rental program. Retail at this location is 45.2% leased. This is our third mixed-use project in the Anacostia waterfront submarket in Washington, DC.
  .408 Jackson is our second joint venture in Greenville. Leasing began in the fourth quarter of 2022 with residential units 93.4% leased and 86.8% occupied at quarter end. Retail at this location is 100% leased and currently under construction and expected to open this winter.
  Windlass Run, our suburban office and retail joint venture with St. John Properties, Inc. signed a new office lease for 2,752 square feet bringing the office portion of the project to 82.1% leased and 78.3% occupied. Additional retail space at this site is 38.2% leased and 22.9% occupied.
  This past quarter we broke ground on a new speculative warehouse project in Aberdeen, Maryland on Chelsea Road. This Class A, 259,200 square foot building is due to be complete in the third quarter of 2024.

Stabilized Joint Venture Segment Results

	Three months ended September 30
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$5,633	100.0%	5,476	100.0%	157	2.9%

Depreciation, depletion and amortization	2,265	40.2%	2,306	42.1%	(41)	-1.8%
Operating expenses	1,773	31.5%	1,537	28.1%	236	15.4%
Property taxes	555	9.8%	557	10.2%	(2)	-0.4%
Management company indirect	116	2.1%	103	1.9%	13	12.6%
Corporate expense	84	1.5%	67	1.2%	17	25.4%

Cost of operations	4,793	85.1%	4,570	83.5%	223	4.9%

Operating profit	$840	14.9%	906	16.5%	(66)	-7.3%

Total revenues in this segment were $5,633,000, an increase of $157,000 versus $5,476,000 in the same period last year. The Maren’s revenue was $2,670,000 an increase of 2.4% and Dock 79 revenues increased $95,000 to $2,963,000 or 3.3%. Total operating profit in this segment was $840,000, a decrease of $66,000 versus $906,000 in the same period last year. During the quarter we experienced water damage to an elevator that resulted in a $100,000 insurance deductible expense. Pro-rata net operating income this quarter for this segment was $2,038,000, down $665,000 or 24.6% compared to the same quarter last year because of the sale of our 20% Tenancy-In-Common (TIC) interest in both properties to SIC, mitigated by $231,000 in pro-rata NOI from our share of the Riverside joint venture in Greenville, SC.

At the end of September, The Maren was 93.18% leased and 93.94% occupied. Average residential occupancy for the quarter was 95.57%, and 59.70% of expiring leases renewed with an average rent increase on renewals of 3.18%. The Maren is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 56.3% ownership.

Dock 79’s average residential occupancy for the quarter was 95.08%, and at the end of the quarter, Dock 79’s residential units were 93.44% leased and 95.74% occupied. This quarter, 71.43% of expiring leases renewed with an average rent increase on renewals of 2.30%. Dock 79 is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 52.8% ownership.

During the third quarter of 2022, we achieved stabilization at our Riverside Joint Venture in Greenville, South Carolina. At quarter end, the building was 94.5% leased with 91.5% occupancy. Average occupancy for the quarter was 92.92% with 52.83% of expiring leases renewing with an average rental increase of 8.55%. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Nine months Operational Highlights

•	26.2% increase in pro-rata NOI ($22.69 million vs $17.97 million)
•	Mining Royalties increased 23.8%; 13% increase in royalties per ton
•	46.4% increase in Asset Management revenue; 46.2% increase in Asset Management NOI

Comparative Results of Operations for the Nine months ended September 30, 2023 and 2022

Consolidated Results

(dollars in thousands)	Nine months ended September 30,
	2023	2022	Change	%
Revenues:
Lease Revenue	$21,773	$19,850	$1,923	9.7%
Mining lands lease revenue	9,628	7,779	1,849	23.8%
Total Revenues	31,401	27,629	3,772	13.7%

Cost of operations:
Depreciation/Depletion/Amortization	8,415	8,510	(95)	-1.1%
Operating Expenses	5,574	5,316	258	4.9%
Property Taxes	2,745	3,103	(358)	-11.5%
Management company indirect	2,938	2,545	393	15.4%
Corporate Expense	3,212	2,876	336	11.7%
Total cost of operations	22,884	22,350	534	2.4%

Total operating profit	8,517	5,279	3,238	61.3%

Net investment income	8,207	3,206	5,001	156.0%
Interest Expense	(3,251)	(2,215)	(1,036)	46.8%
Equity in loss of joint ventures	(10,585)	(5,248)	(5,337)	101.7%
Gain on sale of real estate	7	874	(867)	-99.2%
Income before income taxes	2,895	1,896	999	52.7%
Provision for income taxes	898	526	372	70.7%

Net income	1,997	1,370	627	45.8%
Loss attributable to noncontrolling interest	(425)	(439)	14	-3.2%
Net income attributable to the Company	$2,422	$1,809	$613	33.9%

Net income for the first nine months of 2023 was $2,422,000 or $.26 per share versus $1,809,000 or $.19 per share in the same period last year. The first nine months of 2023 was impacted by the following items:

•	Operating profit increased $3,238,000 compared to the same period last year due to improved revenues and profits in all four segments.
•	Management company indirect increased $393,000 due to merit increases and new hires along with recruiting costs.
•	Interest income increased $5,001,000 due primarily to an increase in interest earned on cash equivalents ($3,637,000) and increased income from our lending ventures ($1,228,000).
•	Interest expense increased $1,036,000 compared to the same period last year due to less capitalized interest. We capitalized less interest because of fewer in-house and joint venture projects under development compared to last year.
•	Equity in loss of Joint Ventures increased $5,337,000 primarily due to increased losses during lease up at The Verge ($4,096,000) and .408 Jackson ($642,000).
•	The first nine months of 2022 included a $874,000 gain on sales of excess property at Brooksville.

Asset Management Segment Results

	Nine months ended September 30
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$3,932	100.0%	2,686	100.0%	1,246	46.4%

Depreciation, depletion and amortization	1,006	25.6%	683	25.4%	323	47.3%
Operating expenses	490	12.4%	441	16.4%	49	11.1%
Property taxes	185	4.7%	158	5.9%	27	17.1%
Management company indirect	396	10.1%	301	11.2%	95	31.6%
Corporate expense	630	16.0%	496	18.5%	134	27.0%

Cost of operations	2,707	68.8%	2,079	77.4%	628	30.2%

Operating profit	$1,225	31.2%	607	22.6%	618	101.8%
29

Total revenues in this segment were $3,932,000, up $1,246,000 or 46.4%, over the same period last year. Operating profit was $1,225,000, up $618,000 from $607,000 in the same period last year. Revenues and operating profit are up partly because of rent growth at Cranberry Run, but primarily because of full occupancy at 1865 and 1841 62nd Street and the addition of 1941 62nd Street to this segment in March 2023. Net operating income in this segment was $2,726,000, up $862,000 or 46.2% compared to the same period last year.

Mining Royalty Lands Segment Results

	Nine months ended September 30
(dollars in thousands)	2023	%	2022	%	Change	%

Mining lands lease revenue	$9,628	100.0%	7,779	100.0%	1,849	23.8%

Depreciation, depletion and amortization	472	4.9%	416	5.4%	56	13.5%
Operating expenses	51	0.5%	50	0.6%	1	2.0%
Property taxes	324	3.4%	203	2.6%	121	59.6%
Management company indirect	390	4.1%	346	4.4%	44	12.7%
Corporate expense	360	3.7%	325	4.2%	35	10.8%

Cost of operations	1,597	16.6%	1,340	17.2%	257	19.2%

Operating profit	$8,031	83.4%	6,439	82.8%	1,592	24.7%

Total revenues in this segment were $9,628,000 versus $7,779,000 in the same period last year. Total operating profit in this segment was $8,031,000, an increase of $1,592,000 versus $6,439,000 in the same period last year. This increase is the result of the additional royalties from the acquisition in Astatula, Florida, which we completed at the beginning of the second quarter 2022, as well as increases in revenue at nearly every active location. Net Operating Income in this segment was $9,110,000, up $1,737,000 or 24% compared to the same period last year. As reported in a subsequent event note in the 10-Q from the quarter ended June 30, 2023, in August we received notification of an overpayment of $842,000 at a quarry where we share a property line within the pit. The operator incorrectly identified the reserves being mined as belonging to the Company instead of our neighboring landlord. After auditing and confirming the tenant’s findings, the Company has reached a resolution with the tenant to allow the overpayment to be deducted from a portion of future royalties, and we have worked with the tenant to improve processes and controls to prevent an incident of this type and magnitude from occurring in the future. This will impact future royalty revenue and revenue growth until the overpayment is satisfied.

Development Segment Results

	Nine months ended September 30
(dollars in thousands)	2023	2022	Change

Lease revenue	$1,387	1,203	184

Depreciation, depletion and amortization	140	139	1
Operating expenses	215	541	(326)
Property taxes	587	1,066	(479)
Management company indirect	1,822	1,621	201
Corporate expense	1,918	1,794	124

Cost of operations	4,682	5,161	(479)

Operating loss	$(3,295)	(3,958)	663

Stabilized Joint Venture Segment Results

	Nine months ended September 30
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$16,454	100.0%	15,961	100.0%	493	3.1%

Depreciation, depletion and amortization	6,797	41.3%	7,272	45.6%	(475)	-6.5%
Operating expenses	4,818	29.3%	4,284	26.9%	534	12.5%
Property taxes	1,649	10.0%	1,676	10.5%	(27)	-1.6%
Management company indirect	330	2.0%	277	1.7%	53	19.1%
Corporate expense	304	1.9%	261	1.6%	43	16.5%

Cost of operations	13,898	84.5%	13,770	86.3%	128	0.9%

Operating profit	$2,556	15.5%	2,191	13.7%	365	16.7%

In the fourth quarter of 2022, as part of our new partnership with SIC and MRP, we sold a 20% ownership interest in a tenancy-in-common (TIC) of Dock 79 and The Maren for $65.3 million, $44.5 million attributable to the Company, placing a combined valuation of the two buildings at $326.5 million.

Total revenues in this segment were $16,454,000, an increase of $493,000 versus $15,961,000 in the same period last year. The Maren’s revenue was $7,900,000, an increase of 5.7%, and Dock 79 revenues increased $66,000 or .8% to $8,553,000. Total operating profit in this segment was $2,556,000, an increase of $365,000 versus $2,191,000 in the same period last year. Pro-rata net operating income for this segment was $6,212,000, down $1,029,000 or 14.2% compared to the same period last year because of the sale of our 20% TIC interest in both properties to SIC, mitigated by $676,000 in pro-rata NOI from our share of the Riverside joint venture.

At the end of September, The Maren was 93.18% leased and 93.94% occupied. Average residential occupancy for the first nine months of 2023 was 96.11%, and 50.66% of expiring leases renewed with an average rent increase on renewals of 4.86%. The Maren is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 56.3% ownership.

Dock 79’s average residential occupancy for the first nine months of 2023 was 94.21%, and at the end of the quarter, Dock 79’s residential units were 93.44% leased and 95.74% occupied. Through the first nine months of the year, 67.90% of expiring leases renewed with an average rent increase on renewals of 3.11%. Dock 79 is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 52.8% ownership.

During the third quarter of 2022, we achieved stabilization at our Riverside Joint Venture in Greenville, South Carolina. At end of September, the building was 94.5% leased with 91.5% occupancy. Average occupancy for the first nine months of 2023 was 94.26% with 56.03% of expiring leases renewing with an average rental increase of 10.25%. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2023, we had $166,028,000 of cash and cash equivalents. As of September 30, 2023, we had no debt borrowed under our $20 million Wells Fargo revolver, $823,000 outstanding under letters of credit and $19,177,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended September 30,
	2023	2022
Total cash provided by (used for):
Operating activities	$20,721	13,175
Investing activities	(28,556)	(28,209)
Financing activities	(3,634)	(1,704)
Decrease in cash and cash equivalents	$(11,469)	(16,738)

Outstanding debt at the beginning of the period	178,557	178,409
Outstanding debt at the end of the period	178,668	178,520

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2023 was $20,721,000 versus $13,175,000 in the same period last year. The increase was primarily due to increases in operating profit and interest income while the increased joint venture losses are reflected in investing activities.

At September 30, 2023, the Company was invested in U.S. Treasury notes valued at $148,768,000 maturing in 2023 through early 2024. The unrealized loss on these investments of $571,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

Investing Activities - Net cash used in investing activities for the nine months ended September 30, 2023 was $28,556,000 versus $28,209,000 in the same period last year. Investments in properties was $4.6 million for the 9 months ended September 30, 2023 and included the start of construction on a new speculative warehouse project in Aberdeen, Maryland on Chelsea Road. Investments in properties during the nine months ended September 30, 2022 was $26.1 million which included the $11.6 million purchase of Astatula mining land, $6.7 million for 170 acres in Cecil County Maryland to accommodate 900,000 square feet of industrial development, and the completion of the build-to-suite at 1941 62nd Street. Investments in joint ventures was $31.6 million for the nine months ended September 30, 2023 and included $8 million for FRP’s share of a $13 million paydown of the loan at Bryant Street, $15.5 million for our Aberdeen Station lending venture, $3.4 million for the impact of higher interest rates at Verge, and $2.1 million for predevelopment activities for our next potential apartment projects in Washington, D.C. and in Greenville. Investments in joint ventures was $20.8 million for the 9 months ended September 30, 2022 and included $12.9 million for the lending ventures including the Windlass loan and $3.6 million for our Estero joint venture.

Financing Activities – Net cash required by financing activities was $3,634,000 versus $1,704,000 in the same period last year primarily due to the exercise of employee stock options and the repurchase of company stock in the nine months ended September 30, 2023.

Credit Facilities - On February 6, 2019, the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $20 million. The interest rate under the Credit Agreement will be a maximum of 1.50% over the Federal Funds Rates, which may be reduced quarterly to 1.25% or .75% over the Federal Funds Rate if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.20% or 0.15% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2023, these covenants would have limited our ability to pay dividends to a maximum of $249 million combined.

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

Cash Requirements – The Company currently expects its capital expenditures for the remainder of 2023 to include approximately $22.3 million for investment into our existing real estate holdings and partnerships as well as new real estate assets and joint ventures, with such capital being funded from cash and investments on hand, cash generated from operations and property sales, or borrowings under our credit facilities.

Summary and Outlook. Royalty revenue for this quarter was up 24.7% over the same period last year, and royalty revenue for the first nine months is up 23.8%. The last three quarters have been the three highest revenue quarters in this segment’s history. Mining royalty revenue for the last twelve months is $12.53 million, a 24.7% increase over the same period last year, and the segment’s highest revenue total over any twelve-month period.

In the Stabilized Joint Venture segment, pro-rata NOI is down for the segment for both the quarter and the first nine months, which is to be expected after selling 20% of our share of Dock 79 and The Maren to SIC. NOI for the two projects as a whole increased 1.0% ($10,163,000 vs $10,063,000) for the first nine months compared to the same period last year. At Dock 79, average occupancy (95.08%) remains in line with historic expectations, but the high renewal rate (71.43%) with reduced increases (2.30%) is consistent with a post-Covid glut in apartment supply in the DC market as evidenced by the negative trade-outs (-4.60%) we’re seeing at that building. The Maren performed slightly better with strong renewals (59.70%) at higher increases (3.18%) and positive trade-outs (4.60%), but at rates lower than we have experienced in the past prior to the second quarter of this year. Riverside in Greenville (which was added to this segment in the third quarter of 2022) has maintained strong occupancy (93.65% LTM) in its first year post-stabilization. Renewal rates for the quarter (52.83%) and year-to-date (56.03%) are consistent with expected results, and the increase on renewals (8.55% for Q3, 10.25% YTD) remain high. Our pro-rata share of NOI at Riverside this quarter was $231,000 and $676,000 for the first nine months.

In our Asset Management Segment, occupancy and our overall square-footage have increased since the third quarter of 2022, leading to a 46.2% increase in NOI for the first nine months compared to the same period last year. We are 95.6% leased and occupied on 548,785 square feet compared to 85.9% occupied on 447,035 square feet at the end of the third quarter of 2022.

As mentioned last quarter and in our recent Investor Day presentation, the heady cocktail of inflation, interest rates, increased construction costs, and a softening in the DC market because of an influx of new apartment projects have led us to shift our development strategy away from new developments in DC for the time being. We are shifting towards (relatively) less capital-intensive projects like warehouse construction, where we can use our cash on hand to finance construction on an all equity basis and develop in-demand industrial product while the interest rates on construction loans keep most development on the sidelines. To that end, we are underway on the construction of a $30 million spec warehouse project at our Chelsea site in Aberdeen, MD. We anticipate shell completion on this 259,200 square-foot building in the third quarter of 2024.We will continue to do the predevelopment work required to prepare the first phase of our partnership with SIC and MRP for vertical construction, but we will pause at that point until interest rates and construction costs come back in line with what’s required to make a reasonable return. We still have the utmost confidence in our assets and the markets in which they thrive. To that end, during the first nine months of 2023 we repurchased 36,909 shares at an average cost of $54.19 per share.

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

Pro-rata Net Operating Income Reconciliation
Nine months ended 09/30/23 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	$892	(7,192)	(816)	5,842	3,270	1,996
Income Tax Allocation	331	(2,667)	(145)	2,168	1,212	899
Income (loss) before income taxes	1,223	(9,859)	(961)	8,010	4,482	2,895

Less:
Unrealized rents	531	—	—	143	—	674
Gain on sale of real estate	—	—	—	10	—	10
Interest income	—	3,692	—	—	4,515	8,207
Plus:
Unrealized rents	—	—	117	—	—	117
Loss on sale of real estate	2	—	1	—	—	3
Equity in loss of Joint Ventures	—	10,256	298	31	—	10,585
Professional fees - other	—	—	59	—	—	59
Interest Expense	—	—	3,218	—	33	3,251
Depreciation/Amortization	1,006	140	6,797	472	—	8,415
Management Co. Indirect	396	1,822	330	390	—	2,938
Allocated Corporate Expenses	630	1,918	304	360	—	3,212

Net Operating Income	2,726	585	10,163	9,110	—	22,584

NOI of noncontrolling interest	—	—	(4,627)	—	—	(4,627)
Pro-rata NOI from unconsolidated joint ventures	—	4,054	676	—	—	4,730

Pro-rata net operating income	$2,726	4,639	6,212	9,110	—	22,687

Pro-Rata Net Operating Income Reconciliation
Nine months ended 09/30/22 (in thousands)
			Stabilized
	Asset		Joint	Mining	Unallocated	FRP
	Management	Development	Venture	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net income (loss)	$443	(4,953)	(166)	5,311	735	1,370
Income tax allocation	164	(1,837)	101	1,969	129	526
Income (loss) before income taxes	607	(6,790)	(65)	7,280	864	1,896

Less:
Unrealized rents	223	—	(62)	153	—	314
Gain on sale of real estate	—	—	—	874	—	874
Interest income	—	2,311	—	—	895	3,206
Plus:
Equity in loss of joint ventures	—	5,143	72	33	—	5,248
Interest expense	—	—	2,184	—	31	2,215
Depreciation/amortization	683	139	7,272	416	—	8,510
Management company indirect	301	1,621	277	346	—	2,545
Allocated Corporate expenses	496	1,794	261	325	—	2,876
Net operating income (loss)	1,864	(404)	10,063	7,373	—	18,896

NOI of noncontrolling interest	—	—	(3,212)	—	—	(3,212)
Pro-rata NOI from unconsolidated joint ventures	—	1,896	390	—	—	2,286

Pro-rata net operating income	$1,864	1,492	7,241	7,373	—	17,970

The following tables represent the Joint Venture and Development pro-rata NOI by project:

Development Segment:
	FRP	Bryant Street	BC FRP	.408	Verge	Total
Nine months ended	Portfolio	Partnership	Realty, LLC	Jackson	Partnership	Pro-rata NOI
9/30/2023	585	3,595	251	350	(142)	4,639
9/30/2022	(404)	1,853	277	(10)	(224)	1,492

Stabilized Joint Venture Segment:
			Riverside	Total
Nine months ended	Dock 79	The Maren	Joint Venture	Pro-rata NOI
9/30/2023	2,825	2,711	676	6,212
9/30/2022	3,316	3,535	390	7,241

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2023 was the Federal Funds Rate plus .75%. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Wells Fargo Credit Agreement Facility exceeds a target level.

The Company did not have any variable rate debt at September 30, 2023, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of September 30, 2023, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

			Total
			Number of
			Shares
			Purchased	Approximate
			As Part of	Dollar Value of
	Total		Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1 through July 31	—	$—	—	$8,363,000
August 1 through August 31	—	$—	—	$8,363,000
September 1 through September 30	18,569	$53.85	18,569	$7,363,000

Total	18,569	$53.85	18,569

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: November 9, 2023	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER III
John D. Baker III.
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

