Form 10-K
period 2023-12-31
FRP HOLDINGS, INC.
filed 2024-03-26
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [_]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [_]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s common stock outstanding as of March 17, 2024 was 9,500,300. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2023, the last day of business of our most recently completed second fiscal quarter, was $426,117,700. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FRP Holdings, Inc. 2023 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than March 31, 2024 are incorporated by reference in Part III.

2

FRP HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in the report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible industrial and commercial facilities in the Baltimore-Washington-Northern Virginia area; demand for apartments in Washington D.C and Greenville, SC; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

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

Our Business. The Company is a holding company engaged in various real estate businesses. Our business segments are: (i) leasing and management of industrial and commercial properties (the “Industrial and Commercial Segment” previously named “Asset Management Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for multifamily, industrial and commercial, or residential either alone or through joint ventures (the “Development Segment”), (iv) ownership, leasing and management of apartment buildings through joint ventures (the “Multifamily Segment” previously named “Stabilized Joint Venture Segment”).

The Industrial and Commercial Segment owns, leases and manages in-service commercial properties wholly owned by the Company or through joint ventures. Currently this includes eight warehouses in two business parks, an office building partially occupied by the Company, and two ground leases.

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

The Multifamily Segment includes joint ventures which own, lease and manage buildings that have met our initial lease-up criteria. We intend to transfer additional joint ventures from our Development Segment into this segment as they reach stabilization. Stabilization occurs when a minimum occupancy threshold has been achieved for a certain period of time.

Competition. As a developer, we compete with numerous developers, owners and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. Price, location, rental space availability, flexibility of design and property management services are the major factors that affect competition.

Customers. In the Mining Royalty Lands Segment, we have a total of five tenants currently leasing our mining locations, and Vulcan Materials Company (“Vulcan” or “Vulcan Materials”) accounted for 24% of the Company’s consolidated revenues in 2023. An event affecting Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant properties. Our hands-on in-house management team focuses on tenant satisfaction during the life of the lease which we have found to be very beneficial with respect to our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 10 to the consolidated financial statements included in the accompanying 2023 Annual Report to Shareholders, which is incorporated herein by reference.

Environmental Matters. The Company incurs costs from time to time to investigate and remediate environmental contamination on its real estate, in particular, in connection with our Development Segment. The Company's mining leases contain provisions under which the lessee is responsible for environmental liabilities and reclamation of mining sites at least to the extent required by law.

Human Capital. The Company employed 15 people and was provided services by three executive officers under a related party agreement at December 31, 2023. Our small but dedicated workforce has extraordinarily low turnover, and the average tenure of our employee is 12.3 years. We are committed to an inclusive and diverse culture and do not tolerate any sort of discrimination. We maintain a whistleblower hotline allowing employees to report complaints on an anonymous basis.

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

Nearly all of our residential/mixed-use and commercial properties are located in the Baltimore area and Washington, D.C. We are, therefore, subject to increased exposure to (positive or negative) economic factors and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets resulting from factors outside of our control could adversely affect our operation. Such a downturn could be triggered by such factors as the downsizing or relocation of government jobs, crime or acts of terrorism. We cannot be sure that these markets will continue to grow or demand the type of assets in our portfolio.

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

The geographic concentration of our properties makes our business more vulnerable to severe weather conditions, natural disasters and climate change.

Climate change presents an array of risks to real estate companies due to sea level rise, flooding, extreme weather, stronger storms and human migration. A significant number of our properties are located in areas that are susceptible to hurricanes, tropical storms, flooding, sea level rise and other natural disasters. We have accounted for the risk of flooding and sea level rise in the design of our Riverfront on the Anacostia development. Future developments, including potential “second life” uses of our mining properties, could be impacted by these factors and the impacts that they have on human behavior. Weather conditions could disrupt the business of our tenants, which may affect the ability of some tenants to pay rent and/or their willingness to remain in or move to affected areas. [Additionally, the cost of insurance associated with our properties has increased, and future weather conditions may cause premiums to increase in the future.]

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

We use debt to finance our operations, including acquisitions of properties. As of December 31, 2023, we had outstanding non-recourse mortgage indebtedness of $180,070,000, secured by developed real estate properties having a carrying value of $246,804,000. Our use of debt may have adverse consequences, including the following:

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

As of December 31, 2023, the Company had total investments of $128,795,000 in U.S. Treasury Notes which mature through mid-2024. The Company measures the fair value of these investments on a quarterly basis and recognizes the unrealized gain or loss in its comprehensive income. As a result, the Company’s comprehensive income will be impacted by factors outside our control such as fluctuations in interest rates that impact the value of our investment portfolio. The Company could incur losses should it sell the Notes prior to maturity.

We face competition from numerous sources.

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

As of December 31, 2023, our Chief Executive Officer, John D. Baker, II beneficially owned approximately 15.8% of the outstanding shares of our common stock (79.4% of which are held in trusts under which voting power is shared with other family members) and members of his family who are (i) officers or directors of the company, (ii) required to report their beneficial ownership on Schedule 13D or Schedule 13G, or (iii) are members of his immediate family beneficially own, collectively, an additional 21.2% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

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

  requiring the written demand of 50% of all votes entitled to be cast on a particular issue in order for shareholders to call a special meeting;

  prohibiting shareholders from taking action by written consent; and

  imposing advance notice requirements for nominations of candidates for election to our board of directors at the annual shareholder meetings.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats which could result in information security breaches and significant disruption to our business. We have a multi-layer security approach including specialized hardware/software, access protocols, third-party assessments, and regular training. Our servers are hosted by a third-party that provides Service Organization Control (SOC) Type 1 and 2 reports annually with monthly bridge letters and hosts a separate disaster recovery site. Our Firewall, Virtual Private Network, Multifactor Authentication, Email Gateway, Antivirus software, file storage protection software, and other software applications help mitigate cybersecurity risks. Our IT Steering committee reviews our access protocols and systems biannually. Our third-party internal auditing firm provided an assessment of our system design and performed testing. Our IT consultant participates in our weekly operations meetings, requires cybersecurity training, and monitors the results of test phishing and credential harvesting emails.

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Audit Committee of our board of directors. Our Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining our business continuity plans, IT security policies and procedures, and providing regular reports to our board of directors, including through the Audit Committee. Our IT consultant monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of software tools, and regularly reports to management.

In 2023, we did not identify any cybersecurity events that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Item 2. PROPERTIES.

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) approximately 21,000 acres of land in Florida, Georgia, Maryland, Virginia, South Carolina, and the District of Columbia. This land is held by the Company in four distinct segments: (i) Industrial and Commercial Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned and held for investment to be further developed for future income production or sales to third parties), and (iv) Multifamily Segment (ownership, leasing and management of buildings through joint ventures).

Industrial and Commercial Segment. As of December 31, 2023, the Industrial and Commercial Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:

1) 34 Loveton Circle in suburban Baltimore County, MD consists of one office building totaling 33,708 square feet which is 90.8% occupied (16% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.

2) 155 E. 21st Street in Duval County, FL was an office building property that remains under lease through March 2026. We permitted the tenant to demolish all structures on the property during 2018.

3) Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 92.1% leased and occupied. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet that are 100.0% leased and 100.0% occupied

Mining Royalty Lands Segment.

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

The Company periodically engages consultants to examine remaining sand and stone deposit estimates and geological studies conducted by tenants and their industry professionals.

Locations. The following map presents the locations of the Company’s mining properties, which are discussed by segment (as reported in the Company’s financial statements) below:

Mining Properties. The Company owns a fee simple interest in 14 open pit aggregates quarries located in Florida, Georgia and Virginia, which comprise approximately 16,650 total acres. The Company’s quarries are subject to mining leases with Vulcan Materials, Martin Marietta, Cemex, Argos, and The Concrete Company. Aggregates consist of crushed stone, sand, gravel, fill dirt, limestone and calcium and are used primarily in construction applications.

Nine of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; totaling 13,876 acres) are currently being mined, and five of the Company’s quarries (located in Marion County, FL, Lake Louisa, FL, Astatula, FL and Lake Sand, FL and Forest Park, GA; totaling 2,778 acres) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the sand and stone deposits on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2023, 2022 and 2021, aggregate tons sold with respect to the Company’s mining properties were approximately 9,569,000, 9,525,000 and 7,575,000, respectively.

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

In November 2017, Lake County commissioners voted to approve a permit to Cemex to mine the Company’s land in Lake Louisa, Florida. The county issued the permit in July 2019. Cemex expects to begin mining in late 2024 after completing the work necessary to prepare this site to become an active sand mine.

Brooksville Joint Venture. Additionally, through a joint venture with Vulcan Materials, the Company owns a 50% interest in 4,280 acres of mixed-use property in Brooksville, Florida, a portion of which comprises a ground calcium mine that is mined by Vulcan Materials. The Company entered into the joint venture in 2006 for the purpose of jointly owning and developing the land as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In the fiscal years ended December 31, 2023, 2022, and 2021, aggregate tons sold were approximately 259,000, 244,000 and 280,000, respectively.

Other Properties. The Company also owns an additional 36 acres of investment property in Brooksville, Florida.

Development Segment – Industrial and Commercial Land.

At December 31, 2023, this segment owned the following future development parcels:

1)	54 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD.
2)	17 acres of land in Harford County, MD with a 259,200 square foot speculative warehouse project on Chelsea Road under construction due to be complete in the third quarter of 2024.
3)	170 acres of land in Cecil County, MD that can accommodate 900,000 square feet of industrial development.

Development Segment – Land Held for Development or Sale.

At December 31, 2023, this segment was invested in the following development parcels:

1)	Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permits the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), which was completed through a joint venture with MRP Realty, and which consisted of a single building with residential and retail uses, became our fourth business segment in July 2017, now known as the Multifamily Segment. The second phase (now known as The Maren), also completed through a joint venture with MRP Realty and consists of a single building with residential and retail uses, was added to the Multifamily Segment effective March 31, 2021. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring March 30, 2025, permitting 571,671 square feet of development.

2)	Hampstead Trade Center: The Hampstead Trade Center property in Carroll County, MD is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.

3)	Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 91,607 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. Construction is complete and leasing efforts are nearing completion.

4)	The Verge: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and The Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The eleven-story structure has 344 apartments and 8,536 square feet of ground floor retail. Construction is complete and leasing is nearing completion.

5)	Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

6)	.408 Jackson: In December 2019, the Company entered into a joint venture with Woodfield Development for the acquisition and development of a mixed-use project known as “.408 Jackson” in Greenville, SC. Woodfield specializes in Class-A multifamily, mixed-use developments primarily in the Carolinas and DC. The project is located across the street from Greenville’s minor league baseball stadium and holds 227 multifamily units and 4,539 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The temporary certificate of occupancy was received in December 2022. Leasing began in the fourth quarter of 2022 with residential units 95.2% leased and 93.4% occupied at quarter end. Retail at this location is 100% leased. The Company owns 40% of the development.
15

7)	Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, MD, into a multi-building business park consisting of approximately 329,000 square feet of single-story office space. The project will take place in several phases. Construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2023 Phase I was 73.4% leased and 62.8% occupied, the subsequent phases will follow as each phase is stabilized.

8)	Estero: In August 2022, the Company invested $3.6 million for a minority interest in a joint venture with Woodfield Development to purchase and develop 46 acres in Estero, FL into a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point.

9)	Buzzard Point: In November 2022, the Company entered into a contribution agreement with MRP and Steuart Investment Company (SIC) regarding potential development of an estimated 1,200 multifamily units in four phases on land owned by SIC. The Company entered into a separate agreement with MRP to perform pre-development obligations for the contribution agreement. The company owns 50% of the partnership with MRP.

10)	Woven: In August 2023, the Company entered into an agreement with Woodfield Development for the acquisition and development of a mixed-use project known as “Woven” in Greenville, SC, to consist of an estimated 214 multifamily units and 10,000 square feet of retail space. The joint venture is in the pre-development and pre-closing phase in pursuit of vertical construction closing conditions. The Company owns 50% at this time with final ownership to be determined based upon contributions by the partners, land contributors, and other investors.

Multifamily Segment.

At December 31, 2023, this segment was invested in the following stabilized multifamily joint ventures:

1)	Dock 79: Dock 79 (Phase I of the Riverfront on the Anacostia development) is a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. The property is situated on approximately 2.1 acres of land located on Potomac Avenue in Washington, DC, across the street from the Nationals Park.

2)	The Maren: The Maren (Phase II of the Riverfront on the Anacostia development) is a 264-unit residential apartment building with 6,811 square feet of retail space located on Potomac Avenue in Washington, DC, across the street from the Nationals Park

3)	Riverside: Riverside Joint Venture in Greenville, SC is a joint venture with Woodfield Development which includes a 200-unit residential apartment building. The Company owns 40% of the venture.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 315 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2023. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 9 of the Company's 2023 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2023 Annual Report to Shareholders, and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K, and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Total
Number of
Shares
			Purchased	Approximate
			As Part of	Dollar Value of
	Total		Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1 through October 31	—	$—	—	$7,363,000
November 1 through November 30	—	$—	—	$7,363,000
December 1 through December 31	—	$—	—	$7,363,000
Total	—	$—	—

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

Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 10 through 21 of the Company’s 2023 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2023 was Daily Simple SOFR plus 2.25%.

The Company did not have any variable rate debt outstanding at December 31, 2023, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

For our debt instruments with variable interest rates, changes in interest rates affect the amount of interest expense incurred. The following table presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding each year-end, and fair value of total debt as of December 31, 2023 (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$—	$180,070	$180,070	$145,678
Average interest for fixed rate debt	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 22 through 41 of the Company's 2023 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The rest of the information required in response to this Item 10 is included under the captions “Our Board of Directors”, “Corporate Governance, ESG and Our Approach to Risk Management”, “Our Executive Officers”, “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2024.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the caption “Executive Compensation” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

					Number of Securities
					remaining available
	Number of Securities				for future issuance
	to be issued upon		Weighted average		under equity
	exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans
approved by security holders	124,866	(1)	$39.99	(2)	344,077	(1)

Equity compensation plans
not approved by security holders	0		0		0

Total	124,866		$39.99		344,077

1.	Column (a) includes 118,167 stock options granted under our 2016 Equity Incentive Plan and 2006 Stock Incentive Plan and 6,699 performance share awards granted under our 2016 Equity Incentive Plan. Each performance share award shown in the table represents a right to receive, subject to the satisfaction of certain performance criteria and the recipient’s continued service to the Company, a number of shares of restricted stock, which number will be calculated after the applicable performance period by dividing the pre-determined value of each award by the closing price of our common stock on the date the restricted stock is issued. The aggregate value of the performance share awards shown in table is $405,356. For illustrative purposes, the maximum
20

payout of the performance share awards has been assumed, and the number of performance share awards has been calculated using our closing stock price on March 6, 2024 ($60.51). The performance share awards are subject to partial or complete forfeiture if the vesting criteria are not met. Because some or all of the performance share awards may not vest, and because the number of shares of restricted stock to be issued thereunder is dependent on future stock prices, columns (a) and (c) may overstate or understate expected dilution.

2.	Because there is no exercise price associated with the performance share awards, the weighted-average exercise price does not take the performance share awards into account.

The remainder of the information required in response to this Item 12 is included under the caption “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the captions “Corporate Governance, ESG and Our Approach to Risk Management” and “Our Board of Directors” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2024.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered accounting firm is Hancock Askew & Co., LLP, Jacksonville, Florida, Firm 794. Information required in response to this Item 14 is included under the caption “Proposal 2: The Auditor Proposal” in the Company’s Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2024.

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

FRP Holdings, Inc.

Date: March 26, 2024	By	JOHN D. BAKER II
John D. Baker II
Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. BAKER, III
John D. Baker, III
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2024.

/s/ John D. Baker II John D. Baker II Executive Chairman and Chief Executive Officer	/s/ David H. deVilliers, Jr. David H. deVilliers, Jr. President and Vice-Chair Director
(Principal Executive Officer)	/s/ Matthew S. McAfee Matthew S. McAfee Director
/s/ John D. Baker, III John D. Baker, III Treasurer and Chief Financial Officer (Principal Financial Officer)	s/ Martin E. Stein, Jr. Martin E. Stein, Jr. Director

/s/ John D. Klopfenstein John D. Klopfenstein Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ John S. Surface John S. Surface Director
/s/ Nicole B. Thomas Nicole B. Thomas Director
/ s/ William H. Walton William H. Walton Director /s/ Margaret Wetherbee Margaret Wetherbee Director

FRP HOLDINGS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

EXHIBIT INDEX

Item 15(a)(3)

3.1	Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc., adopted February 4, 2015, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2015.
3.2	Third Amended and Restated Bylaws of FRP Holdings, Inc., as amended March 31, 2020, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K filed on April 6, 2020.
4.1	Articles III, V and X of the Second Amended and Restated Articles of Incorporation of FRP Holdings, Inc, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed May 8, 2015.
4.2	Specimen stock certificate of FRP Holdings, Inc., incorporated herein by reference to Exhibit 4.1 of the Company’s Post-Effective Amendment to Registration Statement on Form S-8 filed on December 5, 2014.
4.3	Description of Registrant’s Common Stock, incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K filed on March 19, 2021.
10.1	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.2	Summary of Management Incentive Compensation Plans, incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.3	Management Security Agreements between the Company and certain officers, incorporated herein by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.4	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005.
10.5	FRP Holdings, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed February 13, 2017.
10.6	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.7	Letter Agreement between the Company and John D. Klopfenstein, incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
13.1	The Company's 2023 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2023 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
14.1	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated herein by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.
21.1	Subsidiaries of Registrant at December 31, 2023
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Public Accounting Firm, appears on page 27 of this Form 10-K.
31.1	Certification of John D. Baker II.
31.2	Certification of John D. Baker III.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	FRP Holdings, Inc. Executive Officer Compensation Clawback Policy.

101.INS	XBRL Instance Document Taxonomy Extension Schema
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

FRP HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

(Item 15(a) (1) and 2))

Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2023 and 2022	54

For the years ended December 31, 2023, 2022 and 2021
Consolidated statements of income	52
Consolidated statements of comprehensive income	53
Consolidated statements of cash flows	55
Consolidated statements of shareholders' equity	56

Notes to consolidated financial statements	57-75

Report of Independent Registered Public Accounting Firm	77-78

Selected quarterly financial data (unaudited)	36-37

Consent of Independent Registered Public Accounting Firm	27

All schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FRP Holdings, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333- 125099, 333-131475 and 333-216025) of FRP Holdings, Inc. of our report dated March 26, 2024, relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein.

Respectfully submitted,

Hancock Askew & Co., LLP

Jacksonville, Florida

March 26, 2024

Annual Report 2023

CONSOLIDATED FINANCIAL HIGHLIGHTS

Years ended December 31

(Amounts in thousands except per share amounts)

			%
	2023	2022	Change

Revenues	$41,506	37,481	10.7
Operating profit	$11,700	7,996	46.3
Net investment income	$10,897	5,473	99.1
Interest Expense	$(4,315)	(3,045)	41.7
Equity in loss of joint ventures	$(11,937)	(5,721)	108.7
Gain on sale of real estate and other income	$53	874	(93.9)
Loss attributable to noncontrolling interest	$(420)	(518)	(18.9)
Net income attributable to the Company	$5,302	4,565	16.1

Per common share:
Net income attributable to the Company:
Basic	$0.56	0.49	14.3
Diluted	$0.56	0.48	16.7

Total Assets	$709,166	701,084	1.2
Total Debt	$178,705	178,557	—
Shareholders' Equity	$414,520	407,145	1.8
Common Shares Outstanding	9,484	9,460	.3
Book Value Per Common Share	$43.71	43.04	1.6

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

To Our Shareholders,

It is a truth universally acknowledged, at least in the investment world, that diversification on the company level is unnecessary if not out-and-out a bad thing. The heyday of the conglomerates like Gulf & Western or GE at its Jack Welch peak, with their hands in multiple assets and industries and global markets, is over. Investor bias towards asset concentration makes sense on a number of levels: it prevents empire building; it is hard enough to “get smart” on one industry, let alone a multitude of unrelated industries; investors don’t need companies to diversify for them when they can do it themselves as they see fit. The biggest argument against diversification on the company level is that it complicates things. Valuing one type of asset is easier than valuing multiple asset types.

This Company is not simple. Though far from a conglomerate, we have several business segments in different and unrelated facets of the real estate industry. We have our in-house projects and a multitude of joint ventures. The investor who knows the apartment business might not want to take the time to get to know the industrial space and almost certainly has limited exposure to the aggregates business. That surface level complexity and lack of concentration in one particular asset type is probably off-putting to some investors, especially for a company our size. We are arguably the corporate version of what Scott Fitzgerald referred to as “that most limited of all specialists—the well-rounded man.”

Our complexity is also part of the heritage of this Company, and we believe we have made it into an asset. Our mining royalties are the sole reason for this Company’s existence and have been an instrumental component of the cashflow engine that has fueled our debt-free industrial development. We could have sold our land on the Anacostia River in DC, and deemed multifamily development outside of our focus, and we would have closed the door on owning some of the best assets in one of the greatest cities in the world. When we sold our industrial portfolio in 2018, we could have solely concentrated on multi-family projects, and in doing so, we would have written off decades of industrial real estate experience, not to mention the recent boom in industrial real estate values.

We are a full-service real estate developer with expertise and experience in several asset classes at every stage of the development and ownership level. The ability to shift our capital, focus, and level of exposure between different asset classes is a good thing, and we believe it has served and will continue to serve this Company and its investors well. To that end, as we announced at our Investor Day in October, we are shifting our development focus away from multifamily towards industrial. The combination of both the shrinking of margins in the multifamily space because of the cost of debt and materials, as well as the softening of the DC market as a glut of post-covid projects came on line in the last two years, has led us to believe we are better off delaying any multifamily projects in that market. We have long-term faith in the DC market, and our partnership with MRP and the Steuart Investment Company to develop the Steaurt Family parcels is an amazing opportunity, but right now the timing is wrong. At the same time, despite the cost of materials, the industrial market is still excellent, and we can finance most of the development in our industrial pipeline on an all-equity basis. This is a perfect example of the benefit of having multiple asset types in our development strategy.

Having a multifaceted development strategy has served the Company well, but, as mentioned previously, it has also tended to muddy the waters for our investors. We are a small company, but in less than a decade we have shifted from an industrial asset manager with some development, to a developer with some asset management. Furthermore, we are a JV partner in a multitude of projects, a capital partner, a lender… it’s a lot, and it has tended to make our quarterly filings a trip to proverbial firehose for a drink of water. While we have tried to play to our strengths and put our cash to work, we have done a poor job of making our Company easier to understand. In our effort to grow shareholder value, we have made it harder for investors to wrap their arms around everything we do. This complexity in a company our size is one reason why we believe our stock price has never reflected our true net asset value. In theory, we could just keep our heads down and do our jobs and wait for an efficient market to recognize the fruits of our labor. In reality, we have to be more proactive about explaining what we do, how we do it, and where we are headed. It is our belief that our development strategy is a strength, maybe our biggest strength. But it also makes us complex, and unless we want to turn our back on that very strategy, then we have to make it easier for the investing public to understand us. Our Investor Day in October was a good start. Publishing a quarterly analysis of the estimated value of our assets is another step in the right direction. We are far from done.

INDUSTRIAL AND COMMERCIAL

In an attempt to further clarify what we do, we have renamed our “Asset Management” and “Stabilized Joint Venture” segments. Going forward, these will be our “Industrial and Commercial” and “Multifamily” segments. This change is purely cosmetic and does not shift assets between segments and requires no restatement of financial results. However, going forward, it does allow us to pursue industrial joint ventures while still keeping like with like.

The Industrial and Commercial segment performed well this year, growing revenues by 45.4% and NOI by 46.2% compared to 2022. These increases are partly the result of rent growth at our Cranberry Run Business Park, but mostly due to a full year of 100% occupancy of two of our buildings at Hollander Business Park as well as the addition to this segment in March 2023 of a fully occupied 101,750 square-foot, build-to-suit warehouse at Hollander. The strong performance of this segment as well as the high demand for industrial product and its resilience to inflation is why we have shifted our development focus towards industrial for the time being. Industrial is our “bread and butter” and expanding our footprint will be the main focus of our development strategy for some time.

MULTIFAMILY

Our Multifamily business segment had a mixed year. Dock 79 and the Maren experienced nominal revenue growth of 1.8% with average annual occupancy (94.36%, 95.60%), renewal rates (68.29%, 53.23%), and increases on renewals (2.80%, 4.21%) in line with historic expectations. There was an expected drop in pro rata NOI compared to last year, due to the sale of our 20% TIC interest in both buildings to SIC, but total NOI for the buildings is down compared to last year. Rent growth did not keep pace with rising expenses and as mentioned previously, the DC market is soft right now due to a significant number of buildings coming online after a Covid bottleneck, as evidenced by trade-outs at the Maren and Dock 79 of 1.90% and -4.00% respectively. These are still excellent assets in a beautiful area as anyone who came to the Investor Day we held at Dock 79 can attest to. They are financed interest-only through March 2033 at a rate (3.03%) that now feels like a historical anomaly. But the market, like the Nationals, isn’t where it was before Covid, which is the reason why we’re hitting pause on multifamily development in DC for the time being. And like the market (but maybe not the Nationals), we believe strongly in the long-term future of Dock 79 and the Maren, but we just need to wait out this ebb in the market and focus on expenses.

Conversely, we remain excited about Riverside, our JV with Woodfield Development in Greenville, SC. Riverside was added to this segment in the third quarter of last year after an exceptionally brief lease-up and had an average annual occupancy of 94.51% with 55.41% of expiring leases renewing with an average increase of 8.46%. Most importantly, Riverside added $800,000 of pro-rata NOI to this segment in its first full calendar year. We remain bullish about the Greenville market and look forward to adding .408 Jackson to this segment when it stabilizes in early 2024.

MINING ROYALTY LANDS

Mining royalties had a very strong 2023. Once again, we had our highest revenue year ever in this segment, growing revenues to $12,527,000, a 17.3% improvement over what had previously been our best revenue year ever in 2022. Part of the reason for this increase was the additional royalties from the acquisition in Astatula, FL that we completed in the second quarter of 2022, but the bulk of the increase came from increases in revenue at nearly every active location. We are very fortunate to have the best operators in the aggregates industry for our tenants. Vulcan Materials, our primary tenant, has been aggressive with their pricing, growing their average sales price at all locations by 15% over 2022, as reported in their third quarter investor presentation. Martin Marrietta saw a 20% increase in average sales price according to their third quarter call. State and federal infrastructure spending are expected to continue their upward trend with a 14% increase in total state highway and bridge capital spending anticipated in 2024 (on top of a 13% increase in 2023). Combined with increases in non-residential construction, demand in this sector should continue to be strong in 2024, even if interest rates dampen the pace of single-family home construction.

DEVELOPMENT

We have a three-part development strategy which we use to grow our business: 1) In-House Development and Acquisition; 2) Joint Venture Development and Acquisition; and 3) Principal Capital Source Lending. Since the sale of our legacy industrial assets in 2018, this three-pronged strategy is how we have gone about putting our cash to work. Our In-House strategy includes our industrial, commercial, and land development platform. These properties are acquired, developed, and managed 100% by FRP and transferred from Development to the Industrial and Commercial segment when construction is completed and the building has its certificate of occupancy. As stated previously, industrial development through in-house projects as well as JV’s is the current focus of our development strategy. We have three in-house projects in our industrial pipeline in various stages of development which will eventually join and drive NOI growth in the Industrial and Commercial segment. During the second quarter of 2023, we broke ground on a 259,000 square-foot building on our 17-acre parcel in Harford County, MD. We expect shell completion on this building in the third quarter of 2024. In North East, MD, along the I-95 corridor, we are in the middle of pre-development activities on 170 acres of industrial land that will ultimately support a 900,000 square-foot distribution center. We would be reluctant to build something this size as a spec building, but we will be in a position to break ground as early as the fourth quarter of 2024 and would move forward on the project with an institutional capital partner or take it on ourselves as a build-to-suit. Finally, we are studying multiple conceptual designs for our 55-acre tract in Harford County, MD adjacent to the Cranberry Run Business Park. Our various configurations should yield from 600,000 to 700,000 square feet dependent on final design parameters and market demands.

Completion of these three industrial development projects will add over 1.8 million square feet of additional warehouse product to our Industrial and Commercial business segment as well as meaningfully increase this segment’s NOI once these assets are all fully stabilized.

Our Joint Venture development and acquisition strategy focuses on projects developed in conjunction with outside partners, where FRP is typically the majority owner through an equity contribution in the form of land we already own, capital, or a combination of the two. We seek out developers with expertise in a particular market or asset class, who will handle day-to-day operations, but will also share in acquisition, development, and asset management costs. The lion’s share of assets within our development segment are part of our joint-venture strategy. These include our opportunity zone investments in The Verge and Bryant Street in Washington, DC and .408 Jackson in Greenville, SC. All three of these assets are close to stabilization (90% occupancy for 90 days) and will join the Multifamily segment in 2024, adding 1,058 units to this segment. The Company is also in the process of pursuing its first industrial joint ventures. We believe this is the best way to start expanding beyond our traditional footprint into industrial markets that meet all our development criteria (high barriers to entry, employment/population growth, transportation infrastructure, etc.) that we wouldn’t have the bandwidth to develop ourselves.

The third prong of our development strategy is Principal Capital Lending. The chief component of this strategy has been what you’ve heard us refer to as “Lending Ventures.” It is a program where we lend the capital to a developer to use toward the entitlement and horizontal development of residential land. This land is pre-sold prior to commencement of any infrastructure improvements, and ultimately transferred to national homebuilders. On top of the interest accumulated, we then share in the profits from the lot sales. We have two current lending venture projects in various stages of development. The first is a project called Amber Ridge in Prince George’s County, MD. All 187 units have been sold and we received $20.2 in preferred interest and principal on $18 million in principal draws. The second is called Aberdeen Overlook, a 344 lot 110-acre residential development project in Aberdeen, MD. We have committed $31.1 million in funding under similar terms as Amber Ridge (10% interest rate, 20% preferred return, split of proceeds beyond 20%). A national homebuilder is under contract to purchase all of the finished building lots which will include 222 townhomes and 122 single family dwellings. Horizontal construction has begun, and the first 11 lots were purchased prior to year end. This development strategy has been incredibly useful as a way to put money to work at attractive rates of return during a time when we had more cash than projects in which to put the cash to use.

Since the asset sale in 2018, we have used our development strategy to put over $300 million of equity capital to work in a multitude of projects and asset classes (plus another $30 million of share repurchases). In so doing, we have grown our pro-rata NOI from $13.6 million at the end of 2018 to $30.2 million in 2023 for a compound annual growth rate of 17.3%. That kind of growth was only possible because we were a small, nimble company with an entrepreneurial attitude towards putting capital to work. As mentioned before, that kind of growth also made us incredibly complex to shareholders in a way I’m not sure management fully appreciated. We don’t want to let the tail wag the dog and stifle growth opportunities for fear that they may further complicate us, but this Company must and will make it a priority to bring our investor relations to the level of the kind of Company we want to be.

In the twelve months since this letter last reached you, unemployment remains low and yet we have started to see inflation cool, the economy continues to grow at a healthy clip, interest rates appear stable, and the elusive soft landing now seems like a real possibility. We will always maintain a healthy capital cushion, but we feel very comfortable putting a meaningful amount of our cash to work in our current development strategy. This Company—your Company—has come a very long way in the last five years, and as exciting as that was, we sincerely believe we are just getting started.

Respectfully yours,

John D. Baker II

C.E.O. and Executive Chairman

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements, including without limitation relating to the Company's plans, strategies, objectives, expectations, intentions, capital expenditures, future liquidity, and plans and timetables for completion of pending development projects. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: levels of construction activity in the markets served by our mining properties; risk insurance markets; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for industrial and commercial facilities in the Baltimore-Washington-Northern Virginia area; demand for apartments in Washington D.C., Richmond, Virginia and Greenville, SC; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.

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

OPERATING PROPERTIES

The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) approximately 21,000 acres of land in Florida, Georgia, Maryland, Virginia, South Carolina, and the District of Columbia. This land is generally held by the Company in four distinct segments: (i) Industrial and Commercial Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned or joint ventures held for investment to be further developed for future income production or sales to third parties), and (iv) Multifamily Segment (ownership, leasing and management of buildings through joint ventures).

Industrial and Commercial Segment. As of December 31, 2023, the Industrial and Commercial Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:

1) 34 Loveton Circle in suburban Baltimore County, MD consists of one office building totaling 33,708 square feet which is 90.8% occupied (16% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.

2) 155 E. 21st Street in Duval County, FL was an office building property that remains under lease through March 2026. We permitted the tenant to demolish all structures on the property during 2018.

3) Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 92.1% occupied and 92.1% leased. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, MD consists of three industrial totaling 247,340 square feet that are 100.0% leased and 100.0% occupied.

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

Nine of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; totaling 13,876 acres) are currently being mined, and five of the Company’s quarries (located in Marion County, FL, Lake Louisa, FL, Astatula, FL, Lake Sand, FL and Forest

Park, GA; totaling 2,778 acres) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the sand and stone deposits on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2023, 2022 and 2021, aggregate tons sold with respect to the Company’s mining properties were approximately 9,569,000, 9,525,000 and 7,575,000, respectively.

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

Mining Royalty Lands Segment - Brooksville Joint Venture. In 2006, a subsidiary of the Company entered into a joint venture agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In 2023, 259,000 tons were sold.

Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 36 acres of investment property in Brooksville, Florida.

Development Segment – Industrial and Commercial Land.

At December 31, 2023, this segment owned the following future development parcels:

1)	54 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD.
2)	17 acres of land in Harford County, MD with a 259,200 square feet speculative warehouse project on Chelsea Road under construction due to be complete in the third quarter of 2024.
3)	170 acres of land Cecil County, MD that can accommodate 900,000 square feet of industrial development.

Development Segment – Land Held for Development or Sale.

At December 31, 2023, this segment was invested in the following development parcels:

1)	Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permits the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), which was completed through a joint venture with MRP Realty, and which consisted of a single building with residential and retail uses, became our fourth business segment in July 2017, now known as the Multifamily Segment. The second phase (now known as The Maren), also completed through a joint venture with MRP Realty and consists of a single building with residential and retail uses, was added to the Multifamily Segment effective March 31, 2021. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring March 30, 2025, permitting 571,671 square feet of development.
34

2)	Hampstead Trade Center: The Hampstead Trade Center property in Carroll County, MD is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.

3)	Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. This property is the first phase of the Bryant Street Master Plan. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. This first phase is a mixed-use development which supports 487 residential units and 91,607 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. Construction is complete and leasing efforts are nearing completion.

4)	The Verge: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and The Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The eleven-story structure has 344 apartments and 8,536 square feet of ground floor retail. Construction is complete and leasing is under way. Lease-up is underway and at December 31, 2023, the building was 90.7% leased and 85.8% occupied inclusive of 25 units licensed to Placemakr Management for a short-term corporate rental program.

5)	Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.

6)	.408 Jackson: In December 2019, the Company entered into a joint venture with a new partner, Woodfield Development, for the acquisition and development of a mixed-use project known as “.408 Jackson” in Greenville, SC. Woodfield specializes in Class-A multifamily, mixed-use developments primarily in the Carolinas and DC. The project is located across the street from Greenville’s minor league baseball stadium and holds 227 multifamily units and 4,539 square feet of retail space. It is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The temporary certificate of occupancy was received in December 2022. Leasing began in the fourth quarter of 2022 with residential units 95.2% leased and 93.4% occupied at quarter end. Retail at this location is 100% leased. The Company owns 40% of the development.

7)	Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, MD, into a multi-building business park consisting of approximately 329,000 square feet of single-story office space. The project will take place in several phases. Construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet, commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2023 Phase I was 73.4% leased and 62.8% occupied, the subsequent phases will follow as each phase is stabilized.

8)	Estero: In August 2022, the Company invested $3.6 million for a 16% interest in a joint venture with Woodfield Development to purchase and develop 46 acres in Estero, FL into a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point.

9)	Buzzard Point: In November 2022, the Company entered into a contribution agreement with MRP and Steuart Investment Company (SIC) regarding potential development of an estimated 1,200 multifamily units in four
35

phases on land owned by SIC. The Company entered into a separate agreement with MRP to perform pre-development obligations for the contribution agreement. The company owns 50% of the partnership with MRP.

10)	Woven: In August 2023, the Company entered into an agreement with Woodfield Development for the acquisition and development of a mixed-use project known as “Woven” in Greenville, SC, to consist of an estimated 214 multifamily units and 10,000 square feet of retail space. The joint venture is in the pre-development and pre-closing phase in pursuit of vertical construction closing conditions. The Company owns 50% at this time with final ownership to be determined based upon contributions by the partners, land contributors, and other investors.

Multifamily Segment.

At December 31, 2023, this segment was invested in the following stabilized multifamily joint ventures:

1)	Dock 79: In 2014, approximately 2.1 acres (Phase I) of the total 5.8-acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. Lease-up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. The attainment of stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third-party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit-sharing arrangement and is 66.0% on a prospective basis. During fourth quarter 2022, as part of our new partnership with SIC and MRP, we sold a 20% interest in a tenancy-in-common of Dock 79 where FRP Holdings, Inc. is the majority partner with a 52.8% ownership.

2)	The Maren: On May 4, 2018, the Company and MRP Realty formed a Joint Venture to develop the second phase only of the four-phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own a 250,000-square-foot mixed-use development which supports 264 residential units and 6,758 square feet of retail. Lease-up commenced in March 2020 and rent stabilization of the residential units of 90% occupied was achieved in March 2021. Reaching stabilization results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $51,139,000 of which $13,965,000 was attributed to the noncontrolling interest. In accordance with the terms of the Joint Venture agreements, the Company used the fair value amount at date of conversion and calculated an adjusted ownership under the Conversion election. As such for financial reporting purposes effective March 31, 2021 the Company ownership is based upon this substantive profit-sharing arrangement and is 70.41% on a prospective basis as agreed to by FRP and MRP. During fourth quarter 2022, as part of our new partnership with SIC and MRP, we sold a 20% interest in a tenancy-in-common of The Maren where FRP Holdings, Inc. is the majority partner with a 56.3% ownership.

3)	Riverside: On December 23, 2019 the Company and Woodfield formed a joint venture to develop a 200-unit residential apartment project located at 1430 Hampton Avenue, Greenville, SC. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed $6.2 million in exchange for a 40% ownership in the joint venture.

Five Year Summary

(Amounts in thousands except per share amounts)

	Years Ended December 31,
	2023	2022	2021	2020	2019
Summary of Operations:
Revenues	$41,506	37,481	31,220	23,583	23,756
Operating profit	$11,700	7,996	2,274	5,134	5,756
Interest expense	$4,315	3,045	2,304	1,100	1,054
Income from continuing operations	$4,882	4,047	40,094	11,722	8,822
Per Common Share:
Basic	$0.52	0.44	4.29	1.22	0.89
Diluted	$0.52	0.43	4.27	1.22	0.89

Income from discontinued operations, net	$—	—	—	—	6,856
Income (loss) attributable to noncontrolling interest	$(420)	(518)	11,879	(993)	(499)
Net income attributable to the Company	$5,302	4,565	28,215	12,715	16,177
Per Common Share:
Basic	$0.56	0.49	3.02	1.33	1.64
Diluted	$0.56	0.48	3.00	1.32	1.63

Financial Summary:
Property and equipment, net	$367,320	367,158	350,665	203,140	202,187
Total assets	$709,166	701,084	678,190	536,360	538,148
Long-term debt	$178,705	178,557	178,409	89,964	88,925
Shareholders' equity	$414,520	407,145	396,423	367,654	374,888
Net Book Value per common share	$43.71	43.04	42.12	39.26	38.19
Other Data:
Weighted average common shares - basic	9,420	9,386	9,355	9,580	9,883
Weighted average common shares - diluted	9,461	9,435	9,397	9,609	9,926
Number of employees	15	13	14	13	12
Shareholders of record	315	327	333	339	342

Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023	Total Fiscal Year 2023
Revenues	$10,114	10,696	10,591	10,105	41,506
Operating profit	$2,854	2,767	2,896	3,183	11,700
Income from continuing operations	$406	492	1,099	2,885	4,882
Net income attributable to the Company	$565	598	1,259	2,880	5,302
Earnings per common share (a):
Net income attributable to the Company-
Basic	$0.06	0.06	0.13	0.31	0.56
Diluted	$0.06	0.06	0.13	0.30	0.56
Market price per common share (b):
High	$58.99	61.03	58.68	64.68	64.68
Low	$53.77	52.81	53.97	53.19	52.81

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022	Total Fiscal Year 2022
Revenues	$8,707	9,628	9,294	9,852	37,481
Operating profit	$1,364	2,066	1,849	2,717	7,996
Income from continuing operations	$404	582	384	2,677	4,047
Net income attributable to the Company	$672	657	480	2,756	4,565
Earnings per common share (a):
Net income attributable to the Company-
Basic	$0.07	0.07	0.05	0.29	0.49
Diluted	$0.07	0.07	0.05	0.29	0.48
Market price per common share (b):
High	$59.52	61.30	62.57	61.81	62.57
Low	$54.55	54.92	53.24	53.50	53.24

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

Residential apartments in Washington, D.C. and Greenville, SC;

Warehouse or office properties in Maryland either existing or under development;

Mixed-use properties under development in Washington, D.C. or Greenville, SC; and

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

Reportable Segments

We conduct all of our business in the following four reportable segments: (1) industrial and commercial (2) mining royalty lands (3) development and (4) multifamily. For more information regarding our reportable segments, see Note 10. Business Segments of our consolidated financial statements included in this annual report.

Highlights of 2023.

•	24.8% increase in pro-rata NOI ($30.24 million vs $24.23 million)
•	Mining Royalties revenues increased 17.3%; 17% increase in royalties per ton
•	45.4% increase in Industrial and Commercial revenue; 46.2% increase in Industrial and Commercial NOI

Industrial and Commercial Segment.

The Industrial and Commercial segment owns, leases and manages commercial properties. These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The Company’s industrial warehouses typically lease for terms ranging from 3 – 10 years often with one or two renewal options. All base rent revenue is recognized on a straight-lined basis. All of the commercial warehouse leases are triple net and common area maintenance costs (CAM Revenue) are billed monthly, and insurance and real estate taxes are billed annually. 34 Loveton is the only office product wherein all leases are full service therefore there is no CAM revenue. Office leases are also recognized on a straight-lined basis. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team.

As of December 31, 2023, the Industrial and Commercial Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:

1) 34 Loveton Circle in suburban Baltimore County, MD consists of one office building totaling 33,708 square feet which is 90.8% occupied (16% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.

2) 155 E. 21st Street in Duval County, FL was an office building property that remains under lease through March 2026. We permitted the tenant to demolish all structures on the property during 2018.

3) Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 92.1% occupied and 92.1% leased. The property is subject to commercial leases with various tenants.

4) Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet that are 100.0% leased and 100.0% occupied.

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

Mining Royalty Lands Segment.

Our Mining Royalty Lands segment owns several properties comprising approximately 16,650 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell sand and stone deposits from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the sand and stone deposits on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. We believe strongly in the potential for future growth in construction in Florida, Georgia, and Virginia which would positively benefit our profitability in this segment. In the fiscal year ended December 31, 2023, a total of 9.6 million tons were mined.

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

Development Segment – Industrial and Commercial Land.

At December 31, 2023, this segment owned the following future development parcels:

1)	54 acres of land that will be capable of supporting over 690,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD.
2)	17 acres of land in Harford County, MD that can accommodate 259,200 square foot speculative warehouse project on Chelsea Road under construction due to be complete in the third quarter of 2024.
3)	170 acres of land in Cecil County, MD that can accommodate 900,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,792,000
Hampstead Trade Center, MD	118	Zoning applied for in preparation for sale	$10,671,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,355,000
Total	122.5		$24,818,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint venture for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, FL	Vulcan Materials Company	Future planned residential development of 3,500 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	Development of 329,000 square feet multi-building business park in progress	50%
Bryant Street Partnerships for five acres of land in Washington, D.C.	MRP Realty	Mixed-use development with 487 residential units and 91,607 square feet of retail	61.36%
Aberdeen Overlook residential development in Harford County, MD		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, MD		$18.5 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
The Verge at 1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Eleven-story structure with 344 apartments and 8,536 square feet of ground floor retail currently underway with lease-up	61.37%
.408 Jackson property in Greenville, SC	Woodfield Development	Mixed-use project with 227 multifamily units and 4,539 square feet of retail space currently underway with lease-up	40%
Estero	Woodfield Development	Pre-development activities for a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for phase one of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Woven property in Greensville, SC	Woodfield Development	Pre-development activities for a mixed-use project with approximately 214 multifamily units and 10,000 square feet of retail space	50%

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

The
Company's
41

					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2023
Brooksville Quarry, LLC	50.00%	$7,552	14,439	(82)	(41)
BC FRP Realty, LLC	50.00%	5,039	22,454	(632)	(316)
Buzzard Point Sponsor, LLC	50.00%	2,326	4,652	—	—
Bryant Street Partnerships	61.36%	71,786	202,634	(10,296)	(4,558)
Lending ventures		27,695	17,117	—	—
Estero Partnership	16.00%	3,600	38,652	—	—
Verge Partnership	61.37%	36,665	130,173	(9,039)	(5,547)
Greenville Partnerships	40.00%	11,403	98,223	(3,687)	(1,475)
Total		$166,066	528,344	(23,736)	(11,937)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2023, are summarized in the following two tables (in thousands):

	As of December 31, 2023
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Total
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Multifamily

Investments in real estate, net	$0	187,616	35,576	128,154	95,911	$447,257
Cash and restricted cash	0	7,543	3,076	1,323	2,000	13,942
Unrealized rents & receivables	0	6,737	0	403	127	7,267
Deferred costs	4,652	738	0	293	185	5,868
Total Assets	$4,652	202,634	38,652	130,173	98,223	$474,334

Secured notes payable	$0	107,084	16,000	72,691	66,434	$262,209
Other liabilities	0	3,129	0	1,344	3,867	8,340
Capital – FRP	2,326	69,779	3,600	34,391	10,450	120,546
Capital – Third Parties	2,326	22,642	19,052	21,747	17,472	83,239
Total Liabilities and Capital	$4,652	202,634	38,652	130,173	98,223	$474,334

	As of December 31, 2023
	Brooksville	BC FRP	Lending	Total	Grand
	Quarry, LLC	Realty, LLC	Ventures	Multifamily	Total

Investments in real estate, net	$14,358	21,503	17,117	447,257	$500,235
Cash and restricted cash	80	127	0	13,942	14,149
Unrealized rents & receivables	0	464	0	7,267	7,731
Deferred costs	1	360	0	5,868	6,229
Total Assets	$14,439	22,454	17,117	474,334	$528,344

Secured notes payable	$0	12,086	(10,578)	262,209	$263,717
Other liabilities	0	402	0	8,340	8,742
Capital – FRP	7,552	4,983	27,695	120,546	160,776
Capital - Third Parties	6,887	4,983	0	83,239	95,109
Total Liabilities and Capital	$14,439	22,454	17,117	474,334	$528,344

Multifamily Segment.

At year end, the segment included three stabilized multifamily joint ventures which own, lease and manage buildings. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential spaces generally lease for 12 – 15-month lease terms and 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go to month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. From March 2020 through the end of 2021, we were prohibited from increasing rent on renewals by emergency measures in Washington, DC designed to ease the burden of the pandemic on its citizens. These measures expired at the end of 2021. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The three multifamily properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79 apartments Washington, D.C. 305 apartment units and 14,430 square feet of retail	MRP Realty/SIC	Consolidated	52.8%
The Maren apartments Washington, D.C. 264 residential units and 6,811 square feet of retail	MRP Realty/SIC	Consolidated as of March 31, 2021	56.33%
Riverside apartments 1430 Hampton Avenue, Greenville, SC	Woodfield Development	Equity Method	40%

COMPARATIVE RESULTS OF OPERATIONS

Consolidated Results

(dollars in thousands)	Twelve Months Ended December 31,
	2023	2022	Change	%
Revenues:
Lease revenue	$28,979	$26,798	$2,181	8.1%
Mining royalty revenue	12,527	10,683	1,844	17.3%
Total Revenues	41,506	37,481	4,025	10.7%

Cost of operations:
Depreciation/Depletion/Amortization	10,821	11,217	(396)	-3.5%
Operating Expenses	7,364	7,065	299	4.2%
Property Taxes	3,650	4,125	(475)	-11.5%
Management Company indirect	3,969	3,416	553	16.2%
Corporate Expense	4,002	3,662	340	9.3%
Total cost of operations	29,806	29,485	321	1.1%

Total operating profit	11,700	7,996	3,704	46.3%

Net investment income	10,897	5,473	5,424	99.1%
Interest Expense	(4,315)	(3,045)	(1,270)	41.7%
Equity in loss of joint ventures	(11,937)	(5,721)	(6,216)	108.7%
Gain on sale of real estate and other income	53	874	(821)	-93.9%

Income before income taxes	6,398	5,577	821	14.7%
Provision for income taxes	1,516	1,530	(14)	-0.9%

Net income	4,882	4,047	835	20.6%
Loss attributable to noncontrolling interest	(420)	(518)	98	-18.9%

Net income attributable to the Company	$5,302	$4,565	$737	16.1%

Net income for 2023 was $5,302,000 or $.56 per share versus $4,565,000 or $.48 per share in the same period last year. The calendar year 2023 was impacted by the following items:

  Operating profit increased $3,704,000 compared to the same period last year due to improved revenues and profits in all four segments.
  Management company indirect increased $553,000 due to merit increases and new hires along with recruiting costs.
  Interest income increased $5,424,000 primarily due to an increase in interest earned on cash equivalents ($4,307,000) and increased income from our lending ventures ($1,202,000).
  Interest expense increased $1,270,000 compared to the same period last year due to less capitalized interest. We capitalized less interest because of fewer in-house and joint venture projects under development compared to last year.
  Equity in loss of Joint Ventures increased $6,216,000 primarily due to increased losses during lease up at The Verge ($4,418,000) and .408 Jackson ($799,000), a gain on the sale of DST Hickory Creek ($2,832,000) last year mitigated by a gain of $1,886,000 on our guarantee liability for the refinanced Bryant Street loan.
  Calendar year 2022 included an $874,000 gain on sales of excess property at Brooksville.

Industrial and Commercial Segment Results

	Twelve months ended December 31
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$5,354	100.0%	3,681	100.0%	1,673	45.4%

Depreciation, depletion and amortization	1,374	25.7%	907	24.6%	467	51.5%
Operating expenses	653	12.2%	568	15.4%	85	15.0%
Property taxes	247	4.6%	211	5.7%	36	17.1%
Management company indirect	529	9.9%	403	11.0%	126	31.3%
Corporate expense	787	14.7%	632	17.2%	155	24.5%

Cost of operations	3,590	67.1%	2,721	73.9%	869	31.9%

Operating profit	$1,764	32.9%	960	26.1%	804	83.8%

Total revenues in this segment were $5,354,000, up $1,673,000 or 45.4%, over the same period last year. Operating profit was $1,764,000, up $804,000 from $960,000 in the same period last year. Revenues and operating profit are up partly because of rent growth at Cranberry Run, but primarily because of full occupancy at 1865 and 1841 62nd Street and the addition of 1941 62nd Street to this segment in March 2023. Net operating income in this segment was $3,898,000, up $1,232,000 or 46.2% compared to the same period last year.

Mining Royalty Lands Segment Results

	Twelve months ended December 31
(dollars in thousands)	2023	%	2022	%	Change	%

Mining royalty revenue	$12,527	100.0%	10,683	100.0%	1,844	17.3%

Depreciation, depletion and amortization	497	4.0%	586	5.5%	(89)	-15.2%
Operating expenses	68	0.5%	67	0.6%	1	1.5%
Property taxes	428	3.4%	262	2.5%	166	63.4%
Management company indirect	525	4.2%	463	4.3%	62	13.4%
Corporate expense	449	3.6%	414	3.9%	35	8.5%

Cost of operations	1,967	15.7%	1,792	16.8%	175	9.8%

Operating profit	$10,560	84.3%	8,891	83.2%	1,669	18.8%

Total revenues in this segment were $12,527,000 versus $10,683,000 in the same period last year. Total operating profit in this segment was $10,560,000, an increase of $1,669,000 versus $8,891,000 in the same period last year. This increase is the result of the additional royalties from the acquisition in Astatula, FL, which we completed at the beginning of the second quarter 2022, as well as increases in revenue at nearly every active location. Net Operating Income in this segment was $11,720,000, up $1,568,000 or 15.4% compared to the same period last year.

Development Segment Results

	Twelve months ended December 31
(dollars in thousands)	2023	2022	Change

Lease revenue	$1,801	1,674	127

Depreciation, depletion and amortization	182	189	(7)
Operating expenses	358	672	(314)
Property taxes	744	1,425	(681)
Management company indirect	2,471	2,179	292
Corporate expense	2,387	2,284	103

Cost of operations	6,142	6,749	(607)

Operating loss	$(4,341)	(5,075)	734

Equity in loss of Joint Venture	(11,396)	(8,310)	(3,086)
Interest earned	4,712	3,600	1,112

Loss from continuing operations before income taxes	$(11,025)	(9,785)	(1,240)

The Development segment is responsible for (i) seeking out and identifying opportunistic purchases of income producing industrial and commercial buildings, and (ii) developing our non-income producing properties into income production.

With respect to ongoing projects:

•	We are the principal capital source of a residential development venture in Prince George’s County, MD known as “Amber Ridge.” Of the $18.5 million of committed capital to the project, $18.0 million in principal draws have taken place through quarter end. Through the end of December 31, 2023, all 187 units have been sold, and we have received $20.2 million in preferred interest and principal to date.
•	Bryant Street is a mixed-use joint venture between the Company and MRP in Washington, DC consisting of three apartment buildings with ground floor retail and one commercial building which is fully leased. At quarter end, Bryant Street’s 487 residential units were 92.0% leased and 93.8% occupied. Its commercial space was 96.6% leased and 82.7% occupied at quarter end.
•	Lease-up is underway at The Verge, and at quarter end, the building was 90.7% leased and 85.8% occupied inclusive of 25 units licensed to Placemakr Management for a short-term corporate rental program. Retail at this location is 45.2% leased. This is our third mixed-use project in the Anacostia waterfront submarket in Washington, DC.
•	.408 Jackson is our second joint venture project in Greenville. Leasing began in the fourth quarter of 2022 with residential units 95.2% leased and 93.4% occupied at quarter end. Retail at this location is 100% leased and currently under construction and expected to open this winter.
•	Windlass Run, our suburban office and retail joint venture with St. John Properties, Inc. signed a new office lease for 3,526 square feet bringing the office portion of the project to 87.0% leased and 78.3% occupied. Additional retail space at this site is 38.2% leased and 22.9% occupied.
•	Last summer we broke ground on a new speculative warehouse project in Aberdeen, MD on Chelsea Road. Site work is nearing completion with vertical construction underway. This Class A, 259,200 square foot building is due to be complete in the 3rd quarter of 2024.
•	We are the principal capital source for a residential development venture in Harford County, MD known as Aberdeen Overlook. The project includes 110 acres and 344 residential building lots. We have committed $31.1 million to the project with $20 million currently drawn. A national homebuilder is under contract to purchase all 222 townhome and 122 single family dwelling lots. As of year-end 11 lots had been sold and $4.5 million of preferred interest and principal has been returned to the company.
45

Multifamily Segment Results

	Twelve months ended December 31
(dollars in thousands)	2023	%	2022	%	Change	%

Lease revenue	$21,824	100.0%	21,443	100.0%	381	1.8%

Depreciation, depletion and amortization	8,768	40.2%	9,535	44.5%	(767)	-8.0%
Operating expenses	6,285	28.8%	5,758	26.9%	527	9.2%
Property taxes	2,231	10.2%	2,227	10.4%	4	0.2%
Management company indirect	444	2.0%	371	1.7%	73	19.7%
Corporate expense	379	1.8%	332	1.5%	47	14.2%

Cost of operations	18,107	83.0%	18,223	85.0%	(116)	-0.6%

Operating profit	$3,717	17.0%	3,220	15.0%	497	15.4%

In the fourth quarter of 2022, as part of our new partnership with Steuart Investment Company and MidAtlantic Realty Partners, we sold a 20% ownership interest in a tenancy-in-common (TIC) of Dock 79 and The Maren for $65.3 million, $44.5 million attributable to the Company, placing a combined valuation of the two buildings at $326.5 million.

Total revenues in this segment were $21,824,000, an increase of $381,000 versus $21,443,000 in the same period last year. The Maren’s revenue was $10,477,000, an increase of 4.3%, and Dock 79 revenues decreased $51,000 or .4% to $11,398,000. Total operating profit in this segment was $3,717,000, an increase of $497,000 versus $3,220,000 in the same period last year. Pro-rata net operating income for this segment was $8,077,000, down $1,392,000 or 14.7% compared to the same period last year because of the sale of our 20% TIC interest in both properties to SIC, mitigated by $800,000 in pro-rata NOI from our share of the Riverside joint venture.

At the end of December, The Maren was 93.94% leased and 94.70% occupied. Average residential occupancy for calendar year 2023 was 95.60%, and 53.23% of expiring leases renewed with an average rent increase on renewals of 4.21%. The Maren is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 56.3% ownership.

Dock 79’s average residential occupancy for calendar year 2023 was 94.36%, and at the end of the year, Dock 79’s residential units were 95.08% leased and 96.39% occupied. Through the year, 68.29% of expiring leases renewed with an average rent increase on renewals of 2.80%. Dock 79 is a joint venture between the Company and MRP and SIC, in which FRP Holdings, Inc. is the majority partner with 52.8% ownership.

During the third quarter of 2022, we achieved stabilization at our Riverside Joint Venture in Greenville, SC. At the end of December, the building was 95.50% leased with 94.50% occupancy. Average occupancy for calendar year 2023 was 94.51% with 55.41% of expiring leases renewing with an average rental increase of 8.46%. Riverside is a joint venture with Woodfield Development and the Company owns 40% of the venture.

Summary and Outlook

Royalty revenue was up 17.3% over 2022 in what had previously been the highest revenue year for this segment. This kind of revenue growth is all the more remarkable when tons sold decreased by .76%. We are fortunate in both the locations of our mining assets, but also in the ability of our operators to push price aggressively. State and national infrastructure spending is expected to increase in 2024 creating further demand for aggregates products.

In our Multifamily Segment, we are starting to feel the effects of a softening DC market. Revenues are more or less flat between Dock 79 and the Maren and did not keep pace with expenses. Pro-rata NOI is down which is to be expected after selling 20% of our share of Dock 79 and The Maren to SIC. But NOI for the two projects as a whole decreased 1.3% ($13,358,000 vs $13,529,000) compared to 2022. We should expect the market to remain slack until all the new supply has been absorbed. 2023 was the first full calendar year of operation for our Riverside multifamily joint venture in

Greenville, SC. Average annual occupancy (94.51%), renewals on expiring leases (55.41%), and rent increases on renewals (8.46%) were all strong. NOI this quarter compared to each of the first three quarters fell off because of increased taxes as the project was annexed into the city of Greenville. We remain excited about the Greenville market and look forward to adding .408 Jackson to this segment when it stabilizes in early 2024.

In our Industrial and Commercial segment, occupancy and our overall square-footage have increased since the end of 2022, leading to a 46.2% increase in NOI in 2023 compared to the previous year. We are 95.6% leased and occupied on 548,785 square feet compared to 84.3% occupied on 447,035 square feet at the end of 2022.

As we have stated on a number of occasions in the recent past, we have shifted our development focus away from multifamily in the DC market and towards industrial projects. We are underway on the construction of a $30 million spec warehouse project at our Chelsea site in Aberdeen, MD, which we plan to deliver in the third quarter of 2024. We are also in preliminary discussions on two industrial joint ventures in Florida. We will continue to do the predevelopment work required to prepare the first phase of our partnership with SIC and MRP for vertical construction, but that’s as far as we will take that project until the partnership feels macroeconomic and market conditions are right. The same is true for two other mixed-use projects with Woodfield Development (our JV partner in Riverside and .408 Jackson) that are currently in pre-development in Greenville, SC and Estero, FL. We are pursuing entitlements for these joint ventures and they will be ready for vertical development by the second half of 2024. But we will only move forward when market conditions warrant it. Along with our balance sheet, we consider our development strategy and the ability to shift our focus and capital among asset classes to be our biggest strength. We will pursue our current development strategy aggressively, while allowing for a healthy capital cushion to protect our assets and opportunistically repurchase shares. To that end, in 2023, we repurchased 36,909 shares at an average cost of $54.19 per share.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of December 31, 2023, we had $157,555,000 of cash and cash equivalents. As of December 31, 2023, we had no debt borrowed under our $35 million Wells Fargo revolver, $823,000 outstanding under letters of credit and $34,177,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Years ended December 31,
	2023	2022	2021
Total cash provided by (used for):
Operating activities	32,971	22,338	22,242
Investing activities	(48,747)	(23,196)	66,601
Financing activities	(4,166)	16,834	(1,231)
(Decrease) increase in cash and cash equivalents	(19,942)	15,976	87,612

Outstanding debt at the beginning of the period	178,557	178,409	89,964
Outstanding debt at the end of the period	178,705	178,557	178,409

Operating Activities - Net cash provided by operating activities in 2023 was $32,971,000 versus $22,338,000 in the same period last year. The increase was primarily due to increases in operating profit and interest income while the increased joint venture losses are reflected in investing activities.

At December 31, 2023, the Company was invested in U.S. Treasury notes valued at $128,795,000 maturing through mid-2024. The unrealized gain on these investments of $1,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

Net cash provided by operating activities in 2022 was $22,338,000 versus $22,242,000 in 2021. The Gain on remeasurement of investment in real estate partnership and related deferred income taxes were both non-cash adjustments to net income to arrive at net cash provided by operating activities in 2021.

At December 31, 2022, the Company was invested in U.S. Treasury notes valued at $161,585,000 maturing in late 2023. The unrealized loss on these investments of $1,903,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

As of December 31, 2023 the company had deferred taxes of approximately $35 million associated with $143 million of gains on sales reinvested through Opportunity Zone investments. These taxes are deferred until the earlier of the sale of the related investments or April 15, 2027 and 10% of gains are excluded from tax once the investments are held five years plus an additional 5% is excluded at seven years.

Investing Activities – Net cash used in investing activities in 2023 was $48,747,000 versus $23,196,000 in 2022. Investments in properties was $11.2 million for the twelve months ended December 31, 2023 and included the start of construction on a new speculative warehouse project in Aberdeen, MD on Chelsea Road. Investments in properties during the twelve months ended December 31, 2022 was $27.6 million which included the $11.6 million purchase of Astatula mining land, $6.7 million for 170 acres in Cecil County Maryland to accommodate 900,000 square feet of industrial development, and the completion of the build-to-suite at 1941 62nd Street. Investments in joint ventures was $46.7 million for the twelve months ended December 31, 2023 and included $12 million for FRP’s share of a $20 million paydown of the loan at Bryant Street, $19.6 million for our Aberdeen Overlook lending venture, $3.7 million for the impact of higher interest rates at Verge, and $2.5 million for predevelopment activities for our next potential apartment projects in Washington, D.C. and in Greenville. Investments in joint ventures was $21.6 million for the twelve months ended December 31, 2022 and included $13.8 million for the lending ventures including the Windlass loan and $3.6 million for our Estero joint venture.

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

Financing Activities – Net cash used in financing activities in 2023 was $4,166,000 versus net cash provided by financing activities of $16,834,000 in the same period last year primarily due the repurchase of Company stock, exercise of employee stock options and prior year $27.9 million contribution for 20% ownership of Dock & Maren by our new limited partner (less $9.3 million distributed to MRP).

Net cash provided by financing activities was $16,834,000 in 2022 versus cash used in financing activities of $1,231,000 in 2021 primarily due to the $27.9 million contribution for 20% ownership of Dock & Maren by our new limited partner (less $9.3 million distributed to MRP) and prior year refinancing of Dock 79 for $1.4 million more net of debt issuance costs than the amount matured.

Credit Facilities - On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of December 31, 2023, these covenants would have limited our ability to pay dividends to a maximum of $94 million combined.

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

Cash Requirements – The Company expended capital of $57,910,000 during 2023 for real estate development including investments in joint ventures. These capital expenditures were funded from cash and investments on hand and cash generated from operations. The Company expects to invest $87 million into our existing real estate holdings and joint ventures as well as new real estate assets and joint ventures during 2024, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

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

Pro-rata Net Operating Income Reconciliation
Twelve months ended 12/31/23 (in thousands)

	Industrial/			Mining	Unallocated	FRP
	Commercial	Development	Multifamily	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	$1,285	(8,043)	(848)	7,682	4,806	4,882
Income Tax Allocation	477	(2,983)	(158)	2,848	1,332	1,516
Income (loss) before income taxes	1,762	(11,026)	(1,006)	10,530	6,138	6,398

Less:
Unrealized rents	556	—	10	311	—	877
Gain on sale of real estate and other income	—	—	46	10	—	56
Interest income	—	4,712	—	—	6,185	10,897
Plus:
Loss on sale of real estate	2	—	1	—	—	3
Equity in loss of Joint Ventures	—	11,397	500	40	—	11,937
Professional fees - other	—	—	60	—	—	60
Interest Expense	—	—	4,268	—	47	4,315
Depreciation/Amortization	1,374	182	8,768	497	—	10,821
Management Co. Indirect	529	2,471	444	525	—	3,969
Allocated Corporate Expenses	787	2,387	379	449	—	4,002

Net Operating Income	3,898	699	13,358	11,720	—	29,675

NOI of noncontrolling interest	—	—	(6,081)	—	—	(6,081)
Pro-rata NOI from unconsolidated joint ventures	—	5,846	800	—	—	6,646

Pro-rata net operating income	$3,898	6,545	8,077	11,720	—	30,240

Pro-Rata Net Operating Income Reconciliation
Twelve months ended 12/31/22 (in thousands)

	Industrial/			Mining	Unallocated	FRP
	Commercial	Development	Multifamily	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net Income (loss)	$700	(7,138)	1,938	7,093	1,454	4,047
Income Tax Allocation	260	(2,647)	910	2,630	377	1,530
Income (loss) before income taxes	960	(9,785)	2,848	9,723	1,831	5,577

Less:
Gain on investment land sold	—	—	—	874	—	874
Unrealized rents	236	—	(71)	202	—	367
Interest income	—	3,600	—	—	1,873	5,473
Plus:
Equity in (gain)/loss of Joint Venture	—	8,310	(2,631)	42	—	5,721
Interest Expense	—	—	3,003	—	42	3,045
Depreciation/Amortization	907	189	9,535	586	—	11,217
Management Co. Indirect	403	2,179	371	463	—	3,416
Allocated Corporate Expenses	632	2,284	332	414	—	3,662
Net Operating Income (loss)	2,666	(423)	13,529	10,152	—	25,924

NOI of noncontrolling interest	—	—	(4,595)	—	—	(4,595)
Pro-rata NOI from unconsolidated joint ventures	—	2,366	535	—	—	2,901

Pro-Rata net operating income	$2,666	1,943	9,469	10,152	—	24,230

The following tables represent the Joint Venture and Development pro-rata NOI by project:

Development Segment:
	FRP	Bryant Street	BC FRP	.408	Verge	Total
Twelve months ended	Portfolio	Partnership	Realty, LLC	Jackson	Partnership	Pro-rata NOI
12/31/2023	699	4,849	380	577	40	6,545
12/31/2022	(423)	2,615	362	(115)	(496)	1,943

Multifamily Segment:
			Riverside	Total
Twelve months ended	Dock 79	The Maren	Joint Venture	Pro-rata NOI
12/31/2023	3,711	3,566	800	8,077
12/31/2022	4,607	4,327	535	9,469

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

CRITICAL ACCOUNTING POLICIES

Management of the Company considers the following accounting policies critical to the reported operations of the Company:

Accounts Receivable and Unrealized Rents Valuation. The Company is subject to customer credit risk that could affect the collection of outstanding accounts receivable and unrealized rents, that is rents recorded on a straight-lined basis. To mitigate these risks, the Company performs credit reviews on all new customers and periodic credit reviews on existing customers. A detailed analysis of late and slow pay customers is prepared monthly and reviewed by senior management. The overall collectability of outstanding receivables and straight-lined rents is evaluated and allowances are recorded as appropriate. Significant changes in customer credit could require increased allowances and affect cash flows.

Net Real Estate Investments and Impairment of Assets. Net real estate investments are recorded at cost less accumulated depreciation and depletion. Provision for depreciation of Net real estate investments is computed using the straight-line method based on the following estimated useful lives:

Years
Buildings and improvements	3-39

Depletion expense of is computed on the basis of units of production in relation to estimated sand and stone deposits.

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

Income Taxes. The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the related tax expense or benefit has already been recorded in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in the Consolidated Financial Statements compared with when they are recognized in the tax returns. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent recovery is not probable, a valuation allowance is established and included as an expense as part of our income tax provision. No valuation allowance was recorded at December 31, 2023, as all deferred tax assets are considered more likely than not to be realized. Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on the provision for income taxes. As part of the calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter, for which an established accrual was made, is audited and resolved.

INFLATION

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. Substantially all of the Company’s royalty agreements are based on a percentage of the sales price of the related mined items. Substantially all lease agreements provide escalation provisions.

CONSOLIDATED STATEMENTS OF INCOME – Years ended December 31

(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Lease revenue	$28,979	26,798	21,755
Mining Royalty and rents	12,527	10,683	9,465
Total Revenues	41,506	37,481	31,220

Cost of operations:
Depreciation, depletion and amortization	10,821	11,217	12,737
Operating expenses	7,364	7,065	6,219
Property taxes	3,650	4,125	3,751
Management company indirect	3,969	3,416	3,168
Corporate expenses (Note 3 Related Party)	4,002	3,662	3,071
Total cost of operations	29,806	29,485	28,946

Total operating profit	11,700	7,996	2,274

Net investment income	10,897	5,473	4,215
Interest expense	(4,315)	(3,045)	(2,304)
Equity in loss of joint ventures	(11,937)	(5,721)	(5,754)
Gain on remeasurement of investment in real estate partnership	—	—	51,139
Gain on sale of real estate and other income	53	874	805

Income before income taxes	6,398	5,577	50,375
Provision for income taxes	1,516	1,530	10,281

Net income	4,882	4,047	40,094
(Loss) gain attributable to noncontrolling interest	(420)	(518)	11,879

Net income attributable to the Company	$5,302	4,565	28,215

Earnings per common share:
Net Income attributable to the Company -
Basic	$0.56	0.49	3.02
Diluted	$0.56	0.48	3.00

Number of shares (in thousands) used in computing:
-basic earnings per common share	9,420	9,386	9,355
-diluted earnings per common share	9,461	9,435	9,397

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Years ended December 31

(In thousands)

	Years Ended December 31,
	2023	2022	2021

Net income	$4,882	4,047	40,094
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on investments, net of income tax effect of $563, $(504) and $(194)	1,341	(1,358)	(524)
Minimum pension liability, net of income tax effect of $(12), $(11) and $(15)	(30)	(31)	(38)
Comprehensive income	$6,193	2,658	39,532

Less comp. income (loss) attributable to noncontrolling interest	(420)	(518)	11,879

Comprehensive income attributable to the Company	$6,613	3,176	27,653

See accompanying notes.

CONSOLIDATED BALANCE SHEETS – As of December 31

(In thousands, except share data)

	December 31	December 31
Assets:	2023	2022
Real estate investments at cost:
Land	$141,602	141,579
Buildings and improvements	282,631	270,579
Projects under construction	10,845	12,208
Total investments in properties	435,078	424,366
Less accumulated depreciation and depletion	67,758	57,208
Net investments in properties	367,320	367,158

Real estate held for investment, at cost	10,662	10,182
Investments in joint ventures	166,066	140,525
Net real estate investments	544,048	517,865

Cash and cash equivalents	157,555	177,497
Cash held in escrow	860	797
Accounts receivable, net	1,046	1,166
Federal and state income taxes receivable	337	—
Unrealized rents	1,640	856
Deferred costs	3,091	2,343
Other assets	589	560
Total assets	$709,166	701,084

Liabilities:
Secured notes payable	$178,705	178,557
Accounts payable and accrued liabilities	8,333	5,971
Other liabilities	1,487	1,886
Federal and state income taxes payable	—	18
Deferred revenue	925	259
Deferred income taxes	69,456	67,960
Deferred compensation	1,409	1,354
Tenant security deposits	875	868
Total liabilities	261,190	256,873

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 9,484,224 and 9,459,686 shares issued and outstanding, respectively	948	946
Capital in excess of par value	67,655	65,158
Retained earnings	345,882	342,317
Accumulated other comprehensive income, net	35	(1,276)
Total shareholders’ equity	414,520	407,145
Noncontrolling interests	33,456	37,066
Total equity	447,976	444,211
Total liabilities and equity	$709,166	701,084

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Years ended December 31

(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$4,882	4,047	40,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,975	11,462	12,946
Deferred income taxes	1,496	1,813	7,941
Gain on remeasurement of invest in real estate partnership	—	—	(51,139)
Equity in loss of joint ventures	11,937	5,721	5,754
Gain on sale of equipment and property	(14)	(904)	(880)
Stock-based compensation	1,738	1,569	1,111
Net changes in operating assets and liabilities:
Accounts receivable	120	(373)	837
Deferred costs and other assets	(499)	(1,972)	(346)
Accounts payable and accrued liabilities	3,028	(276)	1,888
Income taxes payable and receivable	(355)	1,121	3,518
Other long-term liabilities	(337)	130	518
Net cash provided by operating activities	32,971	22,338	22,242

Cash flows from investing activities:
Investments in properties	(11,217)	(27,615)	(16,530)
Investments in joint ventures	(46,693)	(21,578)	(13,436)
Return of capital from investments in joint ventures	9,210	20,770	22,279
Proceeds from sales of investments available for sale	—	4,317	69,865
Cash at consolidation of real estate partnership	—	—	3,704
Cash held in escrow	(63)	(45)	(220)
Proceeds from sale of assets	16	955	939
Net cash (used in) provided by investing activities	(48,747)	(23,196)	66,601

Cash flows from financing activities:
Proceeds from long-term debt	—	—	92,070
Repayment of long-term debt	—	—	(90,000)
Debt issue costs	—	—	(704)
Contribution from partner	—	27,894	—
Distribution to noncontrolling interest	(3,190)	(11,472)	(2,602)
Repurchase of company stock	(2,000)	—	(264)
Exercise of employee stock options	1,024	412	269
Net cash (used in) provided by financing activities	(4,166)	16,834	(1,231)

Net (decrease) increase in cash and cash equivalents	(19,942)	15,976	87,612
Cash and cash equivalents at beginning of year	177,497	161,521	73,909
Cash and cash equivalents at end of the year	$157,555	177,497	161,521
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$4,165	2,893	2,150
Income taxes	$927	(1,761)	(1,226)

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumu-
					lated
					Other
					Compre-	Total
			Capital in		hensive	Share	Non-
	Common Stock		Excess of	Retained	Income, net	Holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	of tax	Equity	Interest	Equity

Balance at January 1, 2021	9,363,717	$936	$56,279	$309,764	$675	$367,654	$14,999	$382,653

Exercise of stock options	15,334	2	267	—	—	269	—	269
Stock option grant compensation	—	—	69	—	—	69	—	69
Restricted stock compensation	—	—	492	—	—	492	—	492
Shares granted to Employee	1,098	—	50	—	—	50	—	50
Shares granted to Directors	9,105	1	499	—	—	500	—	500
Restricted stock award	27,778	3	(3)	—	—	—	—	—
Shares purchased and cancelled	(6,004)	(1)	(36)	(227)	—	(264)	—	(264)
Contributions from partners	—	—	—	—	—	—	4,551	4,551
Net income	—	—	—	28,215	—	28,215	11,879	40,094
Distributions to partners	—	—	—	—	—	—	(2,602)	(2,602)
Minimum pension liability, net	—	—	—	—	(38)	(38)	—	(38)
Unrealized loss on investment, net	—	—	—	—	(524)	(524)	—	(524)

Balance at December 31, 2021	9,411,028	$941	$57,617	$337,752	$113	$396,423	$28,827	$425,250
Exercise of stock options	16,460	2	410	—	—	412	—	412
Stock option grant compensation	—	—	69	—	—	69	—	69
Restricted stock compensation	—	—	800	—	—	800	—	800
Shares granted to Employee	865	—	50	—	—	50	—	50
Shares granted to Directors	11,232	1	649	—	—	650	—	650
Restricted stock award	21,464	2	(2)	—	—	—	—	—
Forfeiture of restricted stock award	(1,363)	—	—	—	—	—	—	—
Net income	—	—	—	4,565	—	4,565	(518)	4,047
Contributions from partner	—	—	—	—	—	—	27,894	27,894
Reallocation of partners’ interest	—	—	7,665	—	—	7,665	(7,665)	—
Reallocation income tax expense	—	—	(2,100)	—	—	(2,100)	—	(2,100)
Distributions to partners	—	—	—	—	—	—	(11,472)	(11,472)
Minimum pension liability, net	—	—	—	—	(31)	(31)	—	(31)
Unrealized loss on investment, net	—	—	—	—	(1,358)	(1,358)	—	(1,358)

Balance at December 31, 2022	9,459,686	$946	$65,158	$342,317	$(1,276)	$407,145	$37,066	$444,211
Exercise of stock options	24,855	2	1,022	—	—	1,024	—	1,024
Stock option grant compensation	—	—	60	—	—	60	—	60
Restricted stock compensation	—	—	1,028	—	—	1,028	—	1,028
Shares granted to Employee	928	—	50	—	—	50	—	50
Shares granted to Directors	10,380	1	599	—	—	600	—	600
Restricted stock award	25,284	3	(3)	—	—	—	—	—
Shares purchased and cancelled	(36,909)	(4)	(259)	(1,737)	—	(2,000)	—	(2,000)
Net income	—	—	—	5,302	—	5,302	(420)	4,882
Distributions to partners	—	—	—	—	—	—	(3,190)	(3,190)
Minimum pension liability, net	—	—	—	—	(30)	(30)	—	(30)
Unrealized gains on investment, net	—	—	—	—	1,341	1,341	—	1,341

Balance at December 31, 2023	9,484,224	$948	$67,655	$345,882	$35	$414,520	$33,456	$447,976
56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies.

ORGANIZATION - FRP Holdings, Inc. (the “Company”) is a holding company engaged in the investment and development of real estate. The segments of the Company include: (i) leasing and management of industrial and commercial properties owned by the Company (the “Industrial and Commercial Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office (the “Development Segment”), (iv) management of mixed-use residential/retail properties owned through our joint ventures (the “Multifamily Segment”). During the 4th quarter of 2023, the Company renamed two of its reportable segments in order to clearly define projects within those segments. The Asset Management segment was renamed the Industrial and Commercial segment and the Stabilized Joint Venture segment was renamed the Multifamily Segment. There was no impact on consolidated total revenues, total cost of operations, operating profit, net earnings per share, or segment operating results as a result of these changes.

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

INVESTMENTS AVAILABLE FOR SALE - The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income. The fair value of securities is determined using quoted market prices. At December 31, 2023 and 2022, no investments were held for trading purposes or classified as held to maturity.

REVENUE AND EXPENSE RECOGNITION - Lease revenues are generally recognized when earned under the leases and are considered collectable. Rental income from leases with scheduled increases or other incentives during their term is recognized on a straight-line basis over the term of the lease. Reimbursements of expenses, when provided in the lease, are recognized in the period that the expenses are incurred.

Mining royalty revenues are recognized when the performance obligation is satisfied which is when the sand or stone mined and processed by the lessee is sold and removed from the property. Our typical mining lease requires the tenant to pay the Company a monthly royalty in arrears based on the number of tons of mined materials sold from our mining property multiplied by a percentage of the average annual sales price per ton sold from the prior fiscal year. In certain locations, typically where the sand and stone deposits on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount but this is not the predominant component of mining royalties revenues. As such both mining royalty revenues and minimum annual rents are recognized as revenues from contracts with customers. Mining royalty revenues accounts receivable were $465,000, $618,000 and $388,000 at December 31, 2023, 2022 and 2021 respectively and there were no receivables from minimum rents. Mining royalties deferred revenue liabilities were $325,000, $47,000 and $249,000 at December 31, 2023, 2022 and 2021 respectively.

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

Depletion expense is computed on the basis of units of production in relation to estimated sand and stone deposits.

Remaining sand and stone deposit estimates are periodically adjusted based upon surveys.

The Company recorded depreciation and depletion expenses for fiscal year 2023, 2022 and 2021, of $10,668,000, $10,618,000 and $8,806,000, respectively.

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

INVESTMENTS IN JOINT VENTURES - The Company uses the equity method to account for its investments in Brooksville, BC FRP Realty, Estero, FRP/MRP Buzzard Point Sponsor, and Greenville/Woodfield, in which it has a voting interest of 50% or less and has significant influence but does not have control. The Company uses the equity method to account for its investment in the Bryant Street Partnerships and The Verge at 1800 Half Street, in which it has a voting interest in excess of 50% because all major decisions are shared equally. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, the performance of the asset in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations or valuation reports. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense).

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

Certain accounting policies and estimates are of more significance in the financial statement preparation process than others. The most critical accounting policies and estimates include the economic useful lives of our estimated remaining sand and stone deposits, property and equipment, provisions for uncollectible accounts receivable and collectibility of unrealized rents, accounting for real estate investments, estimates of exposures related to our insurance claims plans and environmental liabilities, and estimates for taxes. To the extent that actual, final outcomes are different than these estimates, or that additional facts and circumstances result in a revision to these estimates, earnings during that accounting period will be affected.

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

RECENTLY ISSUED ACCOUNTING STANDARDS – In June 2016, the Financial Accounting Standards Board

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

The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership (1)

As of December 31, 2023
Brooksville Quarry, LLC	50.00%	$7,552	14,439	(82)	(41)
BC FRP Realty, LLC	50.00%	5,039	22,454	(632)	(316)
Buzzard Point Sponsor, LLC	50.00%	2,326	4,652	—	—
Bryant Street Partnerships	61.36%	71,786	202,634	(10,296)	(4,558)
Lending ventures		27,695	17,117	—	—
Estero Partnership	16.00%	3,600	38,652	—	—
Verge Partnership	61.37%	36,665	130,173	(9,039)	(5,547)
Greenville Partnerships	40.00%	11,403	98,223	(3,687)	(1,475)
Total		$166,066	528,344	(23,736)	(11,937)

The Company is currently negotiating with MRP concerning an ownership adjustment related to the Bryant Street stabilization and conversion of FRP preferred equity to common equity which will be effective in 2024.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2023, are summarized in the following two tables (in thousands):

	As of December 31, 2023
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Total
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Multifamily

Investments in real estate, net	$0	187,616	35,576	128,154	95,911	$447,257
Cash and restricted cash	0	7,543	3,076	1,323	2,000	13,942
Unrealized rents & receivables	0	6,737	0	403	127	7,267
Deferred costs	4,652	738	0	293	185	5,868
Total Assets	$4,652	202,634	38,652	130,173	98,223	$474,334

Secured notes payable	$0	107,084	16,000	72,691	66,434	$262,209
Other liabilities	0	3,129	0	1,344	3,867	8,340
Capital – FRP	2,326	69,779	3,600	34,391	10,450	120,546
Capital – Third Parties	2,326	22,642	19,052	21,747	17,472	83,239
Total Liabilities and Capital	$4,652	202,634	38,652	130,173	98,223	$474,334

	As of December 31, 2023
	Brooksville	BC FRP	Lending	Total	Grand
	Quarry, LLC	Realty, LLC	Ventures	Multifamily	Total

Investments in real estate, net	$14,358	21,503	17,117	447,257	$500,235
Cash and restricted cash	80	127	0	13,942	14,149
Unrealized rents & receivables	0	464	0	7,267	7,731
Deferred costs	1	360	0	5,868	6,229
Total Assets	$14,439	22,454	17,117	474,334	$528,344

Secured notes payable	$0	12,086	(10,578)	262,209	$263,717
Other liabilities	0	402	0	8,340	8,742
Capital – FRP	7,552	4,983	27,695	120,546	160,776
Capital - Third Parties	6,887	4,983	0	83,239	95,109
Total Liabilities and Capital	$14,439	22,454	17,117	474,334	$528,344

The Company’s capital recorded by the unconsolidated Joint Ventures is $5,291,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2022 are summarized in the following two tables (in thousands):

	As of December 31, 2022
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Total
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	Multifamily

Investments in real estate, net	$0	192,904	33,008	130,616	95,883	$452,411
Cash and restricted cash	0	1,349	5,497	359	567	7,772
Unrealized rents & receivables	0	5,128	0	14	13	5,155
Deferred costs	2,906	393	0	139	88	3,526
Total Assets	$2,906	199,774	38,505	131,128	96,551	$468,864

Secured notes payable	$0	129,263	16,000	66,584	64,954	$276,801
Other liabilities	0	2,338	5	5,328	3,014	10,685
Capital - FRP	1,453	53,553	3,600	36,348	11,087	106,041
Capital – Third Parties	1,453	14,620	18,900	22,868	17,496	75,337
Total Liabilities and Capital	$2,906	199,774	38,505	131,128	96,551	$468,864

	As of December 31, 2022
	Brooksville	BC FRP	Lending		Grand
	Quarry, LLC	Realty, LLC	Ventures	Multifamily	Total

Investments in real estate, net	$14,307	21,059	5,547	452,411	$493,324
Cash and restricted cash	66	99	0	7,772	7,937
Unrealized rents & receivables	0	422	0	5,155	5,577
Deferred costs	1	245	30	3,526	3,802
Total Assets	$14,374	21,825	5,577	468,864	$510,640

Secured notes payable	$0	10,899	(10,899)	276,801	$276,801
Other liabilities	0	338	0	10,685	11,023
Capital – FRP	7,522	5,294	16,476	106,041	135,333
Capital - Third Parties	6,852	5,294	0	75,337	87,483
Total Liabilities and Capital	$14,374	21,825	5,577	468,864	$510,640

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(21,823,000) and $(13,115,000) as of December 31, 2023 and December 31, 2022, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Revenues:
Rental Revenue	$12,633	$9,586	$7,751	$5,882
Revenue – other	2,237	1,766	1,373	1,084
Total Revenues	14,870	11,352	9,124	6,966

Cost of operations:
Depreciation and amortization	7,009	6,737	4,301	4,134
Operating expenses	5,731	5,428	3,516	3,331
Property taxes	1,150	1,376	706	844
Total cost of operations	13,890	13,541	8,523	8,309

Total operating profit/(loss)	980	(2,189)	601	(1,343)
Interest expense	(11,276)	(8,150)	(5,159)	(5,486)

Net loss before tax	$(10,296)	$(10,339)	$(4,558)	$(6,829)

The income statements of the Greenville Partnerships are as follow (in thousands):

	Greenville	Greenville	Greenville	Greenville
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Revenues:
Rental Revenue	$7,058	$3,146	$2,823	$1,259
Revenue – other	572	176	229	70
Total Revenues	7,630	3,322	3,052	1,329

Cost of operations:
Depreciation and amortization	3,241	1,557	1,296	623
Operating expenses	2,399	1,207	960	483
Property taxes	1,687	778	675	311
Total cost of operations	7,327	3,542	2,931	1,417

Total operating profit/(loss)	303	(220)	121	(88)
Interest expense	(3,990)	(1,113)	(1,596)	(445)

Net loss before tax	$(3,687)	$(1,333)	$(1,475)	$(533)

The income statements of the Verge Partnership are as follows (in thousands):

	Verge	Verge
	Partnership	Partnership
	Total JV	Company Share
	Year ended	Year ended
	December 31,	December 31,
	2023	2023
Revenues:
Rental Revenue	$3,575	$2,194
Revenue – other	537	330
Total Revenues	4,112	2,524

Cost of operations:
Depreciation and amortization	4,006	2,458
Operating expenses	2,798	1,718
Property taxes	997	612
Total cost of operations	7,801	4,788

Total operating loss	(3,689)	(2,264)
Interest expense	(5,350)	(3,283)

Net loss before tax	$(9,039)	$(5,547)

3.	Related Party Transactions.

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

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $925,000 and $893,000 for 2023 and 2022, respectively. These charges are reflected as part of corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

4.	Debt.

Debt is summarized as follows (in thousands):

	December 31,	December 31,
	2023	2022
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,365)	(1,513)
Credit agreement	—	—
	$178,705	178,557

The aggregate amount of principal payments, excluding the revolving credit, due subsequent to December 31, 2023 is: 2024 - $0; 2025 - $0; 2026 - $0; 2027 - $0; 2028 and subsequent years - $180,070,000.

On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective December 22, 2023. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of December 31, 2023, there was no debt outstanding on this revolver, $823,000 outstanding under letters of credit and $34,177,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate would have been 7.64% on December 31, 2023. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of December 31, 2023, these covenants would have limited our ability to pay dividends to a maximum of $94 million combined.

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

Debt cost amortization of $148,000 and $148,000 was recorded in 2023 and 2022, respectively. During 2023 and 2022, the Company capitalized interest costs of $1,336,000 and $2,601,000, respectively.

The Company was in compliance with all debt covenants as of December 31, 2023.

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

Mining

The Company leases land under long-term leases that grant the lessee the right to mine and sell sand and stone deposits from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms.

At December 31, 2023, the total Carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property	$46,817
Commercial property	103,293
Residential/mixed-use property	294,975
445,085
Less accumulated depreciation and depletion	67,266
$377,819

The minimum future straight-lined rentals due the Company on noncancelable leases as of December 31, 2023 are as follows: 2024 - $16,684,000; 2025 - $6,527,000; 2026 - $6,144,000; 2027 - $4,679,000; 2028 - $3,830,000; 2029 and subsequent years $30,830,000.

6.	Earnings per Share.

The following details the computations of the Basic and diluted earnings per common share (in thousands, except per share amounts):

	Years Ended December 31
	2023	2022	2021
Common shares:

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	9,420	9,386	9,355

Common shares issuable under share based payments plans which are potentially dilutive	41	49	42

Common shares used for diluted earnings per common share	9,461	9,435	9,397

Net income attributable to the Company	$5,302	4,565	28,215

Earnings per common share:
-basic	$0.56	0.49	3.02
-diluted	$0.56	0.48	3.00

For 2023 and 2022 the Company did not have any outstanding anti-dilutive stock options. For 2021, 6,680 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

During 2023 the Company repurchased 36,909 shares at an average cost of $54.19. During 2021 the Company repurchased 6,004 shares at an average cost of $43.95.

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

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 31.53% and 41.17%, risk-free interest rate of 2.0% to 2.9% and expected life of 5.0 to 7.0 years.

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

In January 2023, 7,980 shares of restricted stock were granted to employees that will vest over the next four years. In January 2023, 15,032 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023, 2,272 shares of restricted stock were granted to employees under the terms of the 2021 long-term incentive plan. In January 2022, 7,448 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 14,016 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In January 2021, 8,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2021, 18,882 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 344,077 at December 31, 2023. In January 2023, January 2022 and January 2021 928, 865 and 1,098 shares of stock, respectively, were granted to employees rather than stock options as in prior years.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock option grants	$60	69	69
Restricted stock awards	1,028	800	492
Employee stock grant	50	50	50
Annual director stock award	600	650	500
	$1,738	1,569	1,111

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)
Outstanding at
January 1, 2021	120,089	$35.33	5.3	$1,531
Exercised	(15,334)	$17.54		$(115)
Outstanding at
December 31, 2021	104,755	$37.93	4.8	$1,416
Exercised	(16,460)	$25.07		$(145)
Outstanding at
December 31, 2022	88,295	$40.33	4.4	$1,271
Exercised	(24,855)	$41.21		$(290)
Outstanding at
December 31, 2023	63,440	$39.99	3.5	$981
Exercisable at
December 31, 2023	63,440	$39.99	3.5	$981
Vested during
twelve months ended
December 31, 2023	3,990			$65

The following table summarizes information concerning Stock options outstanding at December 31, 2023:

	Shares	Weighted	Weighted
Range of Exercise	under	Average	Average
Prices per Share	Option	Exercise Price	Remaining Life
Exercisable:
$26.96 - $33.70	15,630	28.95	1.4
$33.70 - $42.13	12,000	38.45	3.0
$42.13 - $45.97	35,810	45.32	4.5
Total	63,440	$39.99	3.5	Years

The aggregate intrinsic value of exercisable in-the-money options was $1,452,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,452,000 based on the market closing price of $62.88 on December 29, 2023 less exercise prices.

Gains of $384,000 were realized by option holders during the year ended December 31, 2023.

A summary of Changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2021	20,520	$46.30	3.4	$950
Time-based awards granted	8,896	45.55		405
Performance-based awards granted	18,882	45.55		860
Vested	(2,224)	45.55		(101)
Non-vested at December 31, 2021	46,074	$45.88	3.1	$2,114
Time-based awards granted	7,448	57.80		431
Performance-based awards granted	14,016	57.80		810
Vested	(15,679)	47.56		(746)
Forfeited	(1,363)	46.30		(63)
Non-vested at December 31, 2022	50,496	$50.42	3.0	$2,546
Time-based awards granted	7,980	53.86		430
Performance-based awards granted	17,304	53.92		933
Vested	(21,053)	48.06		(1,012)
Non-vested at December 31, 2023	54,727	$52.94	2.8	$2,897

Total unrecognized compensation cost of restricted stock granted but not yet vested as of December 31, 2023 was $2,469,000 which is expected to be recognized over a weighted-average period of 2.9 years.

8.	Income Taxes.

The Provision for income tax expense included in the financial statements (in thousands):

	Years Ended December 31,
	2023	2022	2021
Included in Net income:
Continuing operations	$1,516	1,530	10,281
Comprehensive income	551	(515)	(209)

Total tax expense	$2,067	1,015	10,072

The Provision for income taxes (income tax benefit) consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$2	(214)	305
State	570	(571)	1,826
	572	(785)	2,131
Deferred	1,495	1,800	7,941

Total	$2,067	1,015	10,072

The deferred taxes are primarily related to the bonus depreciation on property placed in service.

As of December 31, 2023 the company has deferred taxes of approximately $35 million associated with $143 million of gains on sales reinvested through Opportunity Zone investments. These taxes are deferred until the earlier of the sale of the related investments or April 15, 2027 and 10% of gains are excluded from tax once the investments are held five years plus an additional 5% is excluded at seven years.

A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

	Year Ended December 31
	2023	2022	2021
Amount computed at statutory
Federal rate	$1,812	924	7,941
State income taxes (net of Federal income tax benefit)	178	(30)	2,634
Other, net	77	121	(503)
Provision for income taxes	$2,067	1,015	10,072

In this reconciliation, the category “Other, net” consists of permanent tax differences related to non-deductible expenses, special tax rates and tax credits, interest paid and penalties, and adjustments to prior year estimates. The effective state income tax rate in 2022 and 2023 was favorably impacted both by apportioned interest income in Florida and taxable losses in states with higher income tax rates.

The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2023	2022	2021
Deferred tax liabilities:
Property and equipment	$42,317	41,866	38,143
Investment in opportunity zone	34,966	34,871	30,846
Depletion	706	697	704
Unrealized rents	385	150	58
Prepaid expenses and other	256	31	36
Gross deferred tax liabilities	78,630	77,615	69,787
Deferred tax assets:
Federal tax loss carryforwards	3,153	6,375	3,235
State tax loss carryforwards	6,012	2,359	1,388
Employee benefits and other	9	921	1,117
Gross deferred tax assets	9,174	9,655	5,740
Net deferred tax liability	$69,456	67,960	64,047

	Years Ended
Other Items - All Gross	12/31/2023	12/31/2022
State NOL Carryovers	49,278,000	38,169,000
Federal NOL Carryovers	28,637,000	30,358,000

The Company has no unrecognized tax benefits.

FRP tax returns in the U.S. and various states that include the Company are subject to audit by taxing authorities. As of December 31, 2023, the earliest tax year that remains open for audit is 2018. Our effective income tax expense may vary, possibly materially, due to projected effective state tax rates.

9.	Employee Benefits.

The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code under which an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company may make an annual discretionary contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company’s cost was $59,000 in 2023 and $54,000 in 2022.

The Company has a deferred compensation plan, the Management Security Plan (MSP) for our President. The accruals for future benefits are based upon actuarial assumptions. Life insurance on his life has been purchased to partially fund this benefit and the Company is the owner and beneficiary of that policy. The expense for 2023 and 2022, was $12,000 and $10,000, respectively. The accrued benefit under this plan as of December 31, 2023 and December 31, 2022 was $1,409,000 and $1,354,000, respectively.

10.	Business Segments.

The Company is reporting its financial performance based on four reportable segments, Industrial and Commercial (previously named Asset Management), Mining Royalty Lands, Development, and Multifamily (previously named Stabilized Joint Venture), as described below.

The Industrial and Commercial Segment owns, leases and manages in-service commercial properties wholly owned by the Company. Currently this includes nine warehouses in two business parks, an office building partially occupied by the Company, and two ground leases.

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

The Multifamily Segment includes joint ventures which own, lease and manage buildings that have met our initial lease-up criteria. Two of our joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) and Riverfront Investment Partners II, LLC (“The Maren”) are consolidated. The Maren was consolidated effective March 31, 2021 and prior periods are still reflected under the equity method. The ownership of Dock 79 and The Maren attributable to our partners are reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The Maren is reflected in Equity in loss of joint ventures on the Consolidated Statements of Income for the periods up to March 31, 2021 but is reflected like Dock 79 for periods commencing April 1, 2021. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues:
Industrial and Commercial	$5,354	3,681	2,575
Mining royalty lands	12,527	10,683	9,465
Development	1,801	1,674	1,563
Multifamily	21,824	21,443	17,617
	$41,506	37,481	31,220
Operating profit:
Before corporate expenses:
Industrial and Commercial	$2,551	1,592	612
Mining royalty lands	11,009	9,305	8,558
Development	(1,954)	(2,791)	(2,548)
Multifamily	4,096	3,552	(1,277)
Operating profit before corporate expenses	15,702	11,658	5,345
Corporate expenses:
Allocated to Industrial and Commercial	(787)	(632)	(843)
Allocated to Mining royalty lands	(449)	(414)	(318)
Allocated to Development	(2,387)	(2,284)	(1,557)
Allocated to Multifamily	(379)	(332)	(353)
	(4,002)	(3,662)	(3,071)
	$11,700	7,996	2,274

Interest expense	$4,315	3,045	2,304

Depreciation, depletion and amortization:
Industrial and Commercial	$1,374	907	578
Mining royalty lands	497	586	199
Development	182	189	208
Multifamily	8,768	9,535	11,752
	$10,821	11,217	12,737
Capital expenditures:
Industrial and Commercial	$664	1,284	852
Mining royalty lands	2	11,218	522
Development	9,990	14,521	14,242
Multifamily	561	592	914
	$11,217	27,615	16,530

:

Identifiable net assets at end of period:
Industrial and Commercial	$38,784	26,053	23,897
Mining royalty lands	48,072	48,494	37,627
Development	212,384	188,834	176,386
Multifamily	249,750	257,535	266,429
Investments available for sale at fair value	—	—	4,317
Cash items	158,415	178,294	162,273
Unallocated corporate assets	1,761	1,874	7,261
	$709,166	701,084	678,190

11.	Fair Value Measurements.

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

At December 31, 2023, the Company was invested in U.S. Treasury notes valued at $128,795,000 maturing through mid-2024. The unrealized gain on these investments of $1,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

At December 31, 2023 and 2022, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2023, the carrying amount and fair value of such other long-term debt was $180,070,000 and $145,678,000, respectively. At December 31, 2022, the carrying amount and fair value of such other long-term debt was $180,070,000 and $142,785,000, respectively.

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

As of December 31, 2023, there was $823,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

The Company and MRP previously guaranteed $26 million of the construction loan on the Bryant Street Partnerships in exchange for a 1% lower interest rate. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and was amortized to expense over the 48 months. In December 2023 this loan was paid in full with proceeds from another lender and contributions by the Company and MRP. The Company recorded a gain of $1.9 million in December 2023 as the guarantee liability was relieved.

The Company and MidAtlantic Realty Partners (MRP) provided a guaranty for the interest carry cost of $110 million loan on the Bryant Street Partnerships issued in December 2023. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.5 million based on the present value of the our assumption of 0.8% interest savings over the anticipated 36-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 36 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee, the Company will have a gain for $1.5 million when the loan is paid in full.

13.	Commitments.

The Company, at December 31, 2023, had entered into various contracts to develop and maintain real estate with remaining commitments totaling $16.8 million.

As of December 31, 2023, we had additional financing commitments to our residential development lending ventures totaling $11.7 million of which $6.5 million is budgeted for in 2024.

14.	Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 24% of the Company’s consolidated revenues during 2023 and $289,000 of accounts receivable at December 31, 2023. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and First Horizon Bank. At times, such amounts may exceed FDIC limits.

15.	Unusual or Infrequent Items Impacting Results.

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

The Company had the following Acquired lease intangibles (in thousands):

	Years Ended December 31,
	2023	2022
In-place leases	$9,660	$9,660
Accumulated amortization	$(9,385)	$(9,357)
Acquired intangible assets, net	$275	$303

Amortization expense for in-place leases was $29,000 and $559,000 for 2023 and 2022, respectively, and is included in the Depreciation, depletion and amortization line in the Consolidated Statements of Operations.

The Estimated aggregate amortization from acquired lease intangibles for the next five years are as follows (in thousands):

Amortization
Year Ending	of in-place
December 31,	lease intangibles
2024	$29
2025	29
2026	29
2027	29
2028	29

17.	Contributions from partner.

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

Subsequent to the end of the year, on March 6, 2024, FRP Holdings, Inc announced that it intends to effect a forward stock split of its common stock at a ratio of 2 post-split shares for every 1 pre-split share. The record date for the split will be April 1, 2024, and the payment date is April 12, 2024. The stock split will increase the number of issued shares of the Company's common stock from 9,500,300 shares to 19,000,600 shares.

The following table shows the Historical earnings per share and the pro forma earnings per share assuming the stock split was effective:

	Years Ended December 31,
	2023	2022	2021
Historical Earnings per common share:
Net Income attributable to the Company -
Basic	$0.56	0.49	3.02
Diluted	$0.56	0.48	3.00

Pro Forma Earnings per common share (unaudited):
Net Income attributable to the Company -
Basic	$0.28	0.24	1.51
Diluted	$0.28	0.24	1.50

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

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

Audit Committee's Responsibility

The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the Nasdaq Stock Market listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's Proxy Statement.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors FRP Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FRP Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Real Estate Investment Accounting Assessment

Description of Matter

At December 31, 2023, the Company’s investments in real estate were $544 million including unconsolidated real estate ventures of $166 million. As explained in Note 1 to the consolidated financial statements, the Company enters into real estate investments and performs an assessment as to which method of accounting is appropriate, whether the proper accounting is to determine whether to use the cost or equity method to account for an investment or whether to consolidate such investment. Note 2 to the consolidated financial statements provides a detail of unconsolidated real estate investments.

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

Jacksonville, Florida

March 26, 2024

DIRECTORS AND OFFICERS

Directors

John D. Baker II (1)

Chief Executive Officer of the Company

David H. deVilliers, Jr.

President of the Company

Matthew S. McAfee (2)(3)(4)

Founding Partner, Driver McAfee Hawthorne & Diebenow, PLLC

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

John D. Baker III

Chief Financial Officer & Treasurer

John D. Milton, Jr.

Executive Vice President, Secretary & General Counsel

John D. Klopfenstein

Controller and Chief Accounting Officer

FRP Holdings, Inc.

200 West Forsyth Street, 7th Floor

Jacksonville, Florida, 32202

Telephone: (904) 396-5733

Annual Meeting

Shareholders are cordially invited to attend the 2024 annual meeting of shareholders on Wednesday, May 8, 2024 at 11:00 a.m., Eastern Daylight Time. This year’s meeting will be held virtually. To participate in the annual meeting, go to www.frpdev.com, click the Investors tab, and then click the link titled “2024 Annual Shareholders Meeting”.

Transfer Agent

Equiniti

59 Maiden Lane

Plaza Level

New York, NY 10038

Telephone: 1-800-937-5449

General Counsel

Nelson Mullins Riley & Scarborough LLP

Jacksonville, Florida

Independent Registered Public Accounting Firm

Hancock Askew & Co., LLP

Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market

(Symbol: FRPH)

Form 10-K

Shareholders may receive, without charge, a copy of FRP Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission by writing to the Treasurer at 200 West Forsyth Street, 7th Floor, Jacksonville, Florida 32202. The most recent certifications by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K.

Company Website

The Company’s website may be accessed at www.frpdev.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

