Form 10-Q
period 2024-03-31
FRP HOLDINGS, INC.
filed 2024-05-14
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2024
Common Stock, $.10 par value per share	19,019,956 shares

1

FRP HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2024

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible warehouse/office facilities in the Baltimore-Washington-Northern Virginia area; demand for apartments in Washington D.C., and Greenville, South Carolina; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 31	December 31
Assets:	2024	2023
Real estate investments at cost:
Land	$141,602	141,602
Buildings and improvements	282,780	282,631
Projects under construction	16,730	10,845
Total investments in properties	441,112	435,078
Less accumulated depreciation and depletion	70,241	67,758
Net investments in properties	370,871	367,320

Real estate held for investment, at cost	10,832	10,662
Investments in joint ventures	164,271	166,066
Net real estate investments	545,974	544,048

Cash and cash equivalents	152,484	157,555
Cash held in escrow	655	860
Accounts receivable, net	1,397	1,046
Federal and state income taxes receivable	—	337
Unrealized rents	1,770	1,640
Deferred costs	2,798	3,091
Other assets	595	589
Total assets	$705,673	709,166

Liabilities:
Secured notes payable	$178,742	178,705
Accounts payable and accrued liabilities	3,829	8,333
Other liabilities	1,487	1,487
Federal and state income taxes payable	60	—
Deferred revenue	920	925
Deferred income taxes	69,456	69,456
Deferred compensation	1,423	1,409
Tenant security deposits	885	875
Total liabilities	256,802	261,190

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,000,600 and 18,968,448 shares issued and outstanding, respectively	1,900	1,897
Capital in excess of par value	67,023	66,706
Retained earnings	347,183	345,882
Accumulated other comprehensive income, net	27	35
Total shareholders’ equity	416,133	414,520
Noncontrolling interest	32,738	33,456
Total equity	448,871	447,976
Total liabilities and equity	$705,673	709,166

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Revenues:
Lease revenue	$7,170	6,832
Mining royalty and rents	2,963	3,282
Total revenues	10,133	10,114

Cost of operations:
Depreciation, depletion and amortization	2,535	2,780
Operating expenses	1,867	1,740
Property taxes	807	947
General and administrative	2,042	1,793
Total cost of operations	7,251	7,260

Total operating profit	2,882	2,854

Net investment income	2,783	2,382
Interest expense	(911)	(1,006)
Equity in loss of joint ventures	(3,019)	(3,625)
Gain on sale of real estate	—	10

Income before income taxes	1,735	615
Provision for income taxes	400	209

Net income	1,335	406
Income (loss) attributable to noncontrolling interest	34	(159)
Net income attributable to the Company	$1,301	565

Earnings per common share (1):
Net income attributable to the Company-
Basic	$0.07	0.03
Diluted	$0.07	0.03

Number of shares (in thousands) used in computing (1):
-basic earnings per common share	18,859	18,832
-diluted earnings per common share	18,944	18,912

(1)	Adjusted for the 2 for 1 stock split that occurred in April 2024

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Net income	$1,335	406
Other comprehensive income (loss) net of tax:
Unrealized gain on investments, net of income tax effect of $0 and $139	—	374
Minimum pension liability, net of income tax effect of $3 and $0	(8)	—
Comprehensive income	$1,327	780

Less comp. income (loss) attributable to noncontrolling interest	34	(159)

Comprehensive income attributable to the Company	$1,293	939

See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands) (Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$1,335	406
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation, depletion and amortization	2,596	2,842
Deferred income taxes	—	53
Equity in loss of joint ventures	3,019	3,625
Gain on sale of equipment and property	—	(17)
Stock-based compensation	320	324
Net changes in operating assets and liabilities:
Accounts receivable	(351)	(167)
Deferred costs and other assets	75	170
Accounts payable and accrued liabilities	(4,509)	(2,860)
Income taxes payable and receivable	397	295
Other long-term liabilities	24	16
Net cash provided by operating activities	2,906	4,687

Cash flows from investing activities:
Investments in properties	(6,205)	(1,206)
Investments in joint ventures	(7,771)	(12,766)
Return of capital from investments in joint ventures	6,546	4,988
Proceeds from sales of investments available for sale	—	—
Proceeds from the sale of assets	—	17
Cash held in escrow	205	212
Net cash used in investing activities	(7,225)	(8,755)

Cash flows from financing activities:
Distribution to noncontrolling interest	(752)	(933)
Exercise of employee stock options	—	803
Net cash used in financing activities	(752)	(130)

Net decrease in cash and cash equivalents	(5,071)	(4,198)
Cash and cash equivalents at beginning of year	157,555	177,497
Cash and cash equivalents at end of the period	$152,484	173,299

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$903	$1,004
Income taxes	—	—

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands, except share amounts) (Unaudited)

					Accumulated
					Other Comp-	Total
			Capital in		rehensive	Share	Non-
	Common Stock		Excess of	Retained	Income	holders’	Controlling	Total
	Shares	Amount	Par Value	Earnings	(loss), net	Equity	Interest	Equity
Balance at January 1, 2024	18,968,448	$1,897	$66,706	$345,882	$35	$414,520	$33,456	$447,976
Stock option grant compensation	—	—	19	—	—	19	—	19
Restricted stock compensation	—	—	301	—	—	301	—	301
Restricted stock award	32,152	3	(3)	—	—	—	—	—
Net income	—	—	—	1,301	—	1,301	34	1,335
Distributions to partners	—	—	—	—	—	—	(752)	(752)
Minimum pension liability,net	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2024	19,000,600	$1,900	$67,023	$347,183	$27	$416,133	$32,738	$448,871
Balance at January 1, 2023	18,919,372	$1,892	$64,212	$342,317	$(1,276)	$407,145	$37,066	$444,211
Exercise of stock options	35,470	4	799	—	—	803	—	803
Stock option grant compensation	—	—	17	—	—	17	—	17
Restricted stock compensation	—	—	257	—	—	257	—	257
Shares granted to Employees	1,856	—	50	—	—	50	—	50
Restricted stock award	50,568	4	(4)	—	—	—	—	—
Net income	—	—	—	565	—	565	(159)	406
Distributions to partners	—	—	—	—	—	—	(933)	(933)
Unrealized loss on investment, net	—	—	—	—	374	374	—	374
Balance at March 31, 2023	19,007,266	$1,900	$65,331	$342,882	$(902)	$409,211	$35,974	$445,185

FRP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. is a holding company engaged in the real estate business, namely (i) leasing and management of commercial properties owned by the Company, (ii) leasing and management of mining royalty land owned by the Company, (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office, (iv) leasing and management of residential apartment buildings.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2023.

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

On April 12, 2024, the Company effected a 2-for-1 forward split of its common stock in the nature of a dividend. All share and per share information, including share-based compensation, throughout this report have been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to common stock.

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

The Industrial and Commercial Segment owns, leases and manages in-service commercial properties. Currently this includes nine warehouses in two business parks, an office building partially occupied by the Company, and two ground leases all wholly owned by the Company. This segment will also include joint ventures of commercial properties when they are stabilized.

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

The Multifamily Segment includes joint ventures which own, lease and manage apartment projects that have met our initial lease-up criteria. Two of our joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) and Riverfront Investment Partners II, LLC (“The Maren”) are consolidated. The ownership of Dock 79 and The Maren attributable to our partners are reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from Dock 79 and The Maren are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

Operating results and certain other financial data for the Company’s Business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2024	2023
Revenues:
Industrial and commercial	$1,453	1,070
Mining royalty lands	2,963	3,282
Development	303	486
Multifamily	5,414	5,276
	10,133	10,114

Operating profit (loss):
Before corporate expenses:
Industrial and commercial	$812	591
Mining royalty lands	2,724	3,013
Development	(60)	50
Multifamily	1,448	993
Operating profit before G&A	4,924	4,647
General and administrative expenses:
Allocated to Industrial and commercial	(250)	(296)
Allocated to mining royalty lands	(278)	(223)
Allocated to development	(1,278)	(1,085)
Allocated to Multifamily	(236)	(189)
Total general and administrative expenses	(2,042)	(1,793)
	$2,882	2,854

Interest expense	$911	1,006

Depreciation, depletion and amortization:
Industrial and commercial	$363	278
Mining royalty lands	149	183
Development	42	55
Multifamily	1,981	2,264
	$2,535	2,780
Capital expenditures:
Industrial and commercial	$145	480
Mining royalty lands	20	—
Development	5,954	594
Multifamily	86	132
	$6,205	1,206

	March 31,	December 31,
Identifiable net assets	2024	2023

Industrial and commercial	$38,490	38,784
Mining royalty lands	48,281	48,072
Development	142,908	212,384
Multifamily	321,613	249,750
Cash items	153,139	158,415
Unallocated corporate assets	1,242	1,761
	$705,673	709,166

(4) Related Party Transactions.

The Company was a party to an Administrative Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Administrative Services Agreement set forth the terms on which Patriot provided FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2023. Patriot was purchased by an unaffiliated company in December 2023 resulting in FRP and Patriot no longer being related parties. The previously shared executive officers became FRP employees as of 2024.

The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $225,000 for the three months ended March 31, 2023. These charges are reflected as part of general and administrative expense.

To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(5) Long-Term Debt.

The Company’s Outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,328)	(1,365)
Credit agreement	—	—
	$178,742	178,705

On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective December 22, 2023. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of March 31, 2024, there was no debt outstanding on this revolver, $898,000 outstanding under letters of credit and $34,102,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate would have been 7.57% on March 31, 2024. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of March 31, 2024, these covenants would have limited our ability to pay dividends to a maximum of $96.9 million combined.

On March 19, 2021, the Company refinanced Dock 79 and The Maren pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal due in full April 1, 2033. Either loan may be prepaid subsequent to April 1, 2024, subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee.

Debt cost amortization of $45,000 and $37,000 was recorded during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023 the Company capitalized interest costs of $533,000 and $406,000, respectively.

The Company was in compliance with all debt covenants as of March 31, 2024.

(6) Earnings per Share.

The following details the computations of the Basic and diluted earnings per common share as adjusted for the 2 for 1 stock split that occurred in April 2024 (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2024	2023

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	18,859	18,832

Common shares issuable under share-based payment plans which are potentially dilutive	85	80

Common shares used for diluted earnings per common share	18,944	18,912

Net income attributable to the Company	$1,301	565

Earnings per common share:
-basic	$.07	.03
-diluted	$.07	.03

For the three months ended March 31, 2024 and 2023, the Company did not have any outstanding anti-dilutive stock options.

(7) Stock-Based Compensation Plans.

The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which options for shares of common stock were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 619,508 at March 31, 2024.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 28.5% and 41.2%, risk-free interest rate of 2.0% to 3.8% and expected life of 5.0 to 7.0 years.

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

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2024	2023
Stock option grants	$19	17
Restricted stock awards	301	257
Employee stock grant	—	50
	$320	324

A Summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value(000's)

Outstanding at January 1, 2024	126,880	$20.00	3.5	$981
Time-based awards granted	12,200	31.44		150
Performance-based awards granted	20,330	31.44		250
Outstanding at March 31, 2024	159,410	$22.33	4.5	$1,381

Exercisable at March 31, 2024	126,880	$20.00	3.2	$981

Vested during three months ended March 31, 2024	—			$—

The aggregate intrinsic value of exercisable in-the-money options was $1,358,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,358,000 based on the market closing price of $61.40 on March 28, 2024 less exercise prices.

The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2024 was $331,000, which is expected to be recognized over a weighted-average period of 4.3 years.

A Summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Restricted stock	Shares	Price	Term (yrs)	Fair Value(000's)

Non-vested at January 1, 2024	109,454	$26.47	2.8	$2,897
Time-based awards granted	15,904	31.44		500
Performance-based awards granted	16,248	31.44		503
Vested	(8,684)	29.16		(253)
Non-vested at March 31, 2024	132,922	$27.44	2.9	$3,647

Total unrecognized compensation cost of restricted stock granted but not yet vested as of March 31, 2024 was $2,970,000 which is expected to be recognized over a weighted-average period of 3.1 years.

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

As of March 31, 2024, there was $898,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.

The Company and MidAtlantic Realty Partners (MRP) provided a guaranty for the interest carry cost of $110 million loan on the Bryant Street Partnerships issued in December 2023. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.5 million based on the present value of our assumption of 0.8% interest savings over the anticipated 36-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 36 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee, the Company will have a gain for $1.5 million when the loan is paid in full.

(9) Concentrations.

The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 21.9% of the Company’s consolidated revenues during the three months ended March 31, 2024, and

$403,000 of accounts receivable at March 31, 2024. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank, TD Bank, and First Horizon Bank. At times, such amounts may exceed FDIC limits.

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

At March 31, 2024, the Company was invested in U.S. Treasury notes valued at $141,603,000 maturing in 2024. The unrealized loss on these investments of $150 was recorded as part of comprehensive income and based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

At March 31, 2024 and December 31, 2023, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.

The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2024, the carrying amount and fair value of such other long-term debt was $180,070,000 and $141,394,000, respectively. At December 31, 2023, the carrying amount and fair value of such other long-term debt was $180,070,000 and $145,678,000, respectively.

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

The following table summarizes the Company’s Investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of March 31, 2024
Brooksville Quarry, LLC	50.00%	$7,539	14,436	(24)	(12)
BC FRP Realty, LLC	50.00%	5,812	22,650	(72)	(36)
Buzzard Point Sponsor, LLC	50.00%	2,391	4,782	—	—
Bryant Street Partnerships	72.10%	70,017	201,819	(2,311)	(1,700)
Lending ventures		30,171	19,431	—	—
BBX Partnerships	50.00%	1,628	3,256	—	—
Estero Partnership	16.00%	3,627	38,529	—	—
The Verge Partnership	61.37%	36,715	128,640	(1,593)	(978)
Greenville Partnerships	40.00%	6,371	99,647	(733)	(293)
Total		$164,271	533,190	(4,733)	(3,019)

The Company completed negotiations with MRP concerning the ownership adjustment related to the Bryant Street stabilization and conversion of FRP preferred equity to common equity resulting in FRP ownership of 72.10% effective in 2024 compared to 61.36% prior ownership.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of March 31, 2024 are summarized in the following two tables (in thousands):

	As of March 31, 2024
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Multifamily
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	JV’s

Investments in real estate, net	$0	188,761	36,212	127,064	97,508	$449,545
Cash and restricted cash	0	6,060	2,317	940	1,890	11,207
Unrealized rents & receivables	0	6,428	0	390	119	6,937
Deferred costs	4,782	570	0	246	130	5,728
Total Assets	$4,782	201,819	38,529	128,640	99,647	$473,417

Secured notes payable	$0	110,333	16,000	71,332	81,619	$279,284
Other liabilities	0	1,490	0	1,082	1,108	3,680
Capital – FRP	2,391	68,009	3,600	34,441	5,418	113,859
Capital – Third Parties	2,391	21,987	18,929	21,785	11,502	76,594
Total Liabilities and Capital	$4,782	201,819	38,529	128,640	99,647	$473,417

	As of March 31, 2024
	BBX	Brooksville	BC FRP	Lending	Multifamily	Grand
	Partnerships	Quarry, LLC	Realty, LLC	Ventures	JV’s	Total

Investments in real estate, net	$3,256	14,357	21,761	19,431	449,545	$508,350
Cash and restricted cash	0	72	193	0	11,207	11,472
Unrealized rents & receivables	0	0	448	0	6,937	7,385
Deferred costs	0	7	248	0	5,728	5,983
Total Assets	$3,256	14,436	22,650	19,431	473,417	$533,190

Secured notes payable	$0	0	10,782	(10,740)	279,284	$279,326
Other liabilities	0	22	356	0	3,680	4,058
Capital – FRP	1,628	7,539	5,756	30,171	113,859	158,953
Capital – Third Parties	1,628	6,875	5,756	0	76,594	90,853
Total Liabilities and Capital	$3,256	14,436	22,650	19,431	473,417	$533,190

The Company’s capital recorded by the unconsolidated Joint Ventures is $5,318,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2023 are summarized in the following two tables (in thousands):

	As of December 31, 2023
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Multifamily
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	JV’s

Investments in real estate, net	$0	187,616	35,576	128,154	95,911	$447,257
Cash and restricted cash	0	7,543	3,076	1,323	2,000	13,942
Unrealized rents & receivables	0	6,737	0	403	127	7,267
Deferred costs	4,652	738	0	293	185	5,868
Total Assets	$4,652	202,634	38,652	130,173	98,223	$474,334

Secured notes payable	$0	107,084	16,000	72,691	66,434	$262,209
Other liabilities	0	3,129	0	1,344	3,867	8,340
Capital – FRP	2,326	69,779	3,600	34,391	10,450	120,546
Capital – Third Parties	2,326	22,642	19,052	21,747	17,472	83,239
Total Liabilities and Capital	$4,652	202,634	38,652	130,173	98,223	$474,334

	As of December 31, 2023
	Brooksville	BC FRP	Lending	Multifamily	Grand
	Quarry, LLC	Realty, LLC	Ventures	JV’s	Total

Investments in real estate, net	$14,358	21,503	17,117	447,257	$500,235
Cash and restricted cash	80	127	0	13,942	14,149
Unrealized rents & receivables	0	464	0	7,267	7,731
Deferred costs	1	360	0	5,868	6,229
Total Assets	$14,439	22,454	17,117	474,334	$528,344

Secured notes payable	$0	12,086	(10,578)	262,209	$263,717
Other liabilities	0	402	0	8,340	8,742
Capital – FRP	7,552	4,983	27,695	120,546	160,776
Capital - Third Parties	6,887	4,983	0	83,239	95,109
Total Liabilities and Capital	$14,439	22,454	17,117	474,334	$528,344

The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(24,133,000) and $(21,823,000) as of March 31, 2024 and December 31, 2023, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street	Bryant Street	Bryant Street	Bryant Street
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$3,303	$3,078	$2,382	$1,889
Revenue – other	534	512	385	314
Total Revenues	3,837	3,590	2,767	2,203

Cost of operations:
Depreciation and amortization	1,685	1,621	1,215	995
Operating expenses	1,455	1,378	1,032	845
Property taxes	363	132	279	81
Total cost of operations	3,503	3,131	2,526	1,921

Total operating profit/(loss)	334	459	241	282
Interest expense	(2,645)	(2,754)	(1,941)	(1,788)

Net loss before tax	$(2,311)	$(2,295)	$(1,700)	$(1,506)

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville	Greenville	Greenville	Greenville
	Partnerships	Partnerships	Partnerships	Partnerships
	Total JV	Total JV	Company Share	Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$2,256	$1,167	$902	$467
Revenue – other	110	90	44	36
Total Revenues	2,366	1,257	946	503

Cost of operations:
Depreciation and amortization	868	676	347	270
Operating expenses	624	526	249	211
Property taxes	454	234	182	94
Total cost of operations	1,946	1,436	778	575

Total operating profit/(loss)	420	(179)	168	(72)
Interest expense	(1,153)	(678)	(461)	(271)

Net loss before tax	$(733)	$(857)	$(293)	$(343)

The income statements of The Verge Partnership are as follows (in thousands):

	The Verge	The Verge	The Verge	The Verge
	Partnership	Partnership	Partnership	Partnership
	Total JV	Total JV	Company Share	Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$1,705	$250	$1,046	$154
Revenue – other	283	30	174	18
Total Revenues	1,988	280	1,220	172

Cost of operations:
Depreciation and amortization	1,043	1,021	640	627
Operating expenses	839	679	515	417
Property taxes	264	276	162	169
Total cost of operations	2,146	1,976	1,317	1,213

Total operating profit/(loss)	(158)	(1,696)	(97)	(1,041)
Interest expense	(1,435)	(1,031)	(881)	(632)

Net loss before tax	$(1,593)	$(2,727)	$(978)	$(1,673)

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

Executive Overview - FRP Holdings, Inc. is a real estate development, asset management and operating company businesses. Our properties are located in the Mid-Atlantic and southeastern United States and consist of:

Residential apartments in Washington, D.C. and Greenville, SC;

Warehouse or office properties in Maryland or Florida either existing or under development;

Mining royalty lands, some of which will have second lives as development properties;

Mixed use properties under development in Washington, D.C., Greenville, SC or Florida; and

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

Reportable Segments

We conduct primarily all of our business in the following four reportable segments: (1) multifamily (2) industrial and commercial (3) mining royalty lands and (4) development.

Multifamily Segment.

At quarter end, the segment included five stabilized joint ventures which own and manage apartment buildings and the retail associated with each development. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another 5 years. Retail leases at these properties also include percentage rents which average 3-6% of annual sales for the tenant that exceed a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The five multifamily properties are as follows:

Property and Occupancy	JV Partner	Method of Accounting	% Ownership
Dock 79, Washington, D.C., 305 apartment units and 14,430 square feet of retail	MRP Realty	Consolidated	52.8%
The Maren, Washington, D.C., 264 residential units and 6,811 square feet of retail	MRP Realty	Consolidated	56.33%
Riverside, Greenville, SC, 200 apartment units	Woodfield Development	Equity Method	40%
Bryant Street, Washington D. C., 487 apartment units and 91,607 square feet of retail	MRP Realty	Equity Method	72.10%
.408 Jackson, Greenville, SC, 227 apartment units and 4,539 square feet of retail.	Woodfield Development	Equity Method	40%

Industrial and Commercial Segment.

The Industrial and Commercial segment owns, leases and manages commercial properties. These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The Company’s industrial warehouses typically lease for terms ranging from 3 – 10 years often with one or two renewal options. All base rent revenue is recognized on a straight-lined basis. All of the commercial warehouse leases are triple net leases. Common area maintenance costs (CAM Revenue) are billed monthly, and insurance and real estate taxes are billed annually. 34 Loveton is the only office product wherein all leases are full service therefore there is no CAM revenue. Office leases are also recognized on a straight-lined basis. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team.

As of March 31, 2024, the Industrial and Commercial Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:

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

4) Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet and two ground leases that are 100.0% leased and 100.0% occupied.

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

Additionally, these locations provide us with opportunities for valuable “second lives” for these assets through proper land planning and entitlement.

Significant “Second life” Mining Lands:

Location	Acreage	Status
Brooksville, FL	4,280 +/-	Development of Regional Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,907 +/-	Seeking to rezone and obtain entitlements to allow residential development following mining operations and the extension of Alico Road
Total	6,187 +/-

Development Segment.

Through our Development segment, we own and are continuously monitoring for “the highest and best use” of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all our non-income producing lands into income production through (i) an orderly process of constructing new commercial and residential buildings for us to own and operate or (ii) a sale to, or joint venture with, outside parties. Additionally, our Development segment will purchase or form joint ventures on new developments of land not previously owned by the Company.

Revenues in this segment are generated predominately from land sales and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, the personnel costs of our in-house management team and horizontal and vertical construction costs.

Development Segment – Warehouse/Office Land.

At March 31, 2024, this segment owned the following future development parcels:

1)	54 acres of land that will be capable of supporting up to 650,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD.
2)	17 acres of land in Harford County, MD that will accommodate a 259,200 square foot speculative warehouse project on Chelsea Road under construction due to be complete in the fourth quarter of 2024.
3)	170 acres of land in Cecil County, MD that can accommodate 900,000 square feet of industrial development.

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

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.5	Conceptual design program ongoing	$6,998,000
Hampstead Trade Center, MD	118	Zoning applied for in preparation for sale	$10,916,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,316,000
Total	122.5		$25,230,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, FL	Vulcan Materials Company	Future planned residential development of 4,280 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	329,000 square-foot, multi-building business park in lease-up	50%
Aberdeen Overlook residential development in Harford County, MD		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, MD		$18.5 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
The Verge at 1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Eleven-story structure with 344 apartments and 8,536 square feet of ground floor retail	61.37%
Estero, FL	Woodfield Development	Pre-development activities for a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel	16%
22

FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for first phase of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Woven property in Greensville, SC	Woodfield Development	Pre-development activities for a mixed-use project with approximately 214 multifamily units and 10,000 square feet of retail space	50%
Lakeland, FL	BBX Logistics	Pre-development activities for a 200,000 square foot class A warehouse.	50%
Broward County, FL	BBX Logistics	Pre-development activities for 180,000 square feet of industrial product.	50%

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

					The
					Company's
					Share of Profit
	Common	Total	Total Assets of	Profit (Loss)	(Loss) of the
	Ownership	Investment	The Partnership	Of the Partnership	Partnership

As of March 31, 2024
Brooksville Quarry, LLC	50.00%	$7,539	14,436	(24)	(12)
BC FRP Realty, LLC	50.00%	5,812	22,650	(72)	(36)
Buzzard Point Sponsor, LLC	50.00%	2,391	4,782	—	—
Bryant Street Partnerships	72.10%	70,017	201,819	(2,311)	(1,700)
Lending ventures		30,171	19,431	—	—
BBX Partnerships	50.00%	1,628	3,256	—	—
Estero Partnership	16.00%	3,627	38,529	—	—
The Verge Partnership	61.37%	36,715	128,640	(1,593)	(978)
Greenville Partnerships	40.00%	6,371	99,647	(733)	(293)
Total		$164,271	533,190	(4,733)	(3,019)

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of March 31, 2024 are summarized in the following two tables (in thousands):

	As of March 31, 2024
	Buzzard Point	Bryant Street	Estero	Verge	Greenville	Multifamily
	Sponsor, LLC	Partnership	Partnership	Partnership	Partnership	JV’s

Investments in real estate, net	$0	188,761	36,212	127,064	97,508	$449,545
Cash and restricted cash	0	6,060	2,317	940	1,890	11,207
Unrealized rents & receivables	0	6,428	0	390	119	6,937
Deferred costs	4,782	570	0	246	130	5,728
Total Assets	$4,782	201,819	38,529	128,640	99,647	$473,417

Secured notes payable	$0	110,333	16,000	71,332	81,619	$279,284
Other liabilities	0	1,490	0	1,082	1,108	3,680
Capital – FRP	2,391	68,009	3,600	34,441	5,418	113,859
Capital – Third Parties	2,391	21,987	18,929	21,785	11,502	76,594
Total Liabilities and Capital	$4,782	201,819	38,529	128,640	99,647	$473,417

	As of March 31, 2024
	BBX	Brooksville	BC FRP	Lending	Multifamily	Grand
	Partnerships	Quarry, LLC	Realty, LLC	Ventures	JV’s	Total

Investments in real estate, net	$3,256	14,357	21,761	19,431	449,545	$508,350
Cash and restricted cash	0	72	193	0	11,207	11,472
Unrealized rents & receivables	0	0	448	0	6,937	7,385
Deferred costs	0	7	248	0	5,728	5,983
Total Assets	$3,256	14,436	22,650	19,431	473,417	$533,190

Secured notes payable	$0	0	10,782	(10,740)	279,284	$279,326
Other liabilities	0	22	356	0	3,680	4,058
Capital – FRP	1,628	7,539	5,756	30,171	113,859	158,953
Capital – Third Parties	1,628	6,875	5,756	0	76,594	90,853
Total Liabilities and Capital	$3,256	14,436	22,650	19,431	473,417	$533,190

First Quarter Highlights

•	130% increase in Net Income ($1.3 million vs $565,000)
•	22% increase in pro-rata NOI ($8.53 million vs $6.99 million)
•	92% increase in the Multifamily segment’s NOI
•	36% increase in Industrial and Commercial revenue and 47% increase in that segment’s NOI

Comparative Results of Operations for the Three months ended March 31, 2024 and 2023

Consolidated Results

(dollars in thousands)	Three Months Ended March 31,
2024		2023	Change	%
Revenues:
Lease revenue	$7,170	$6,832	$338	4.9%
Mining royalty and rents	2,963	3,282	(319)	-9.7%
Total revenues	10,133	10,114	19	.2%

Cost of operations:
Depreciation/depletion/amortization	2,535	2,780	(245)	-8.8%
Operating expenses	1,867	1,740	127	7.3%
Property taxes	807	947	(140)	-14.8%
General and administrative	2,042	1,793	249	13.9%
Total cost of operations	7,251	7,260	(9)	-.1%

Total operating profit	2,882	2,854	28	1.0%

Net investment income	2,783	2,382	401	16.8%
Interest expense	(911)	(1,006)	95	-9.4%
Equity in loss of joint ventures	(3,019)	(3,625)	606	-16.7%
Gain on sale of real estate	—	10	(10)	-100.0%
Income before income taxes	1,735	615	1,120	182.1%
Provision for income taxes	400	209	191	91.4%

Net income	1,335	406	929	228.8%
Income (loss) attributable to noncontrolling interest	34	(159)	193	-121.4%
Net income attributable to the Company	$1,301	$565	$736	130.3%

Net income for the first quarter of 2024 was $1,301,000 or $.07 per share versus $565,000 or $.03 per share in the same period last year. These earnings per share are adjusted to reflect the 2 for 1 stock split that was effective April 12, 2024. The first quarter of 2024 was impacted by the following items:

  Operating profit increased slightly as favorable results in Multifamily and Industrial and Commercial were offset by lower Mining royalties and higher Development Segment losses.
  Interest expense decreased $95,000 compared to the same quarter last year due to $127,000 more capitalized interest and increased costs related to our credit agreement. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.
  Interest income increased $401,000 due to an increase in interest earned on cash equivalents ($552,000), increased income from our lending ventures ($449,000), partially offset by decreased preferred interest ($600,000).
  Equity in loss of Joint Ventures decreased $606,000 primarily due to lease-up of The Verge.

Multifamily Segment (Consolidated)

	Three months ended March 31
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$5,414	100.0%	5,276	100.0%	138	2.6%

Depreciation, depletion and amortization	1,981	36.6%	2,264	42.9%	(283)	-12.5%
Operating expenses	1,461	27.0%	1,488	28.2%	(27)	-1.8%
Property taxes	524	9.7%	531	10.1%	(7)	-1.3%
General and administrative	236	4.3%	189	3.6%	47	24.9%

Cost of operations	4,202	77.6%	4,472	84.8%	(270)	-6.0%

Operating profit	$1,212	22.4%	804	15.2%	408	50.7%

Multifamily Segment (Pro-rata unconsolidated)

	Three months ended March 31
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$3,713	100.0%	2,706	100.0%	1,007	37.2%

Depreciation, depletion and amortization	1,562	42.1%	1,265	46.7%	297	23.5%
Operating expenses	1,281	34.5%	1,056	39.0%	225	21.3%
Property taxes	461	12.4%	175	6.5%	286	163.4%

Cost of operations	3,304	89.0%	2,496	92.2%	808	32.4%

Operating profit	$409	11.0%	210	7.8%	199	94.8%

Our Multifamily Segment consists of two consolidated joint ventures (Dock 79 and The Maren) and three unconsolidated joint ventures (Bryant Street, Riverside, and .408 Jackson). Riverside achieved stabilization in 2022 while the other two moved from our Development Segment to this segment upon stabilization as of the beginning of 2024.

Total revenues for our two consolidated joint ventures were $5,414,000, an increase of $138,000 versus $5,276,000 in the same period last year. Total operating profit in this segment was $1,212,000, an increase of $408,000, or 51% versus $804,000 in the same period last year.

For our three unconsolidated joint ventures pro-rata revenues were $3,713,000, an increase of $1,007,000 or 37% compared to $2,706,000 the same period last year. Pro-rata operating profit was $409,000, an increase of $199,000 or 95% versus $210,000 in the same period last year. For the purposes of these comparisons, results from the Development Segment for the three joint ventures stabilized at the beginning of 2024 are included in the same quarter last year.

Apartment Building	Units	Pro-rata NOI Q1 2024	% Occupied 3/31/24	Avg. Occupancy Q1 2024	Avg. Occupancy CY 2023	Renewal Success Rate Q1 2024	Renewal % increase Q1 2024

Dock 79 Anacostia DC	305	$946,000	94.8%	94.8%	94.4%	71.1%	2.6%
Maren Anacostia DC	264	924,000	95.1%	93.8%	95.6%	50.0%	2.5%
Bryant Street DC	487	1,496,000	92.8%	93.0%	93.0%	56.5%	5.7%
Riverside Greenville	200	224,000	94.0%	93.7%	94.5%	65.7%	1.6%
.408 Jackson Greenville	227	293,000	94.7%	93.0%	59.9%	36.4%	3.5%
Multifamily Segment	1,483	$3,883,000	94.1%	93.5%	87.7%

The combined consolidated and unconsolidated pro-rata net operating income this quarter for this segment was $3,883,000, up $1,861,000 or 92% compared to $2,022,000 in the same quarter last year. During the same quarter last year, Bryant Street and .408 Jackson were in the Development segment and contributed $1,233,000 of pro-rata NOI.

Industrial and Commercial Segment

	Three months ended March 31
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$1,453	100.0%	1,070	100.0%	383	35.8%

Depreciation, depletion and amortization	363	25.0%	278	26.0%	85	30.6%
Operating expenses	215	14.8%	141	13.2%	74	52.5%
Property taxes	63	4.3%	60	5.6%	3	5.0%
General and administrative	250	17.2%	296	27.6%	(46)	-15.5%

Cost of operations	891	61.3%	775	72.4%	116	15.0%

Operating profit	$562	38.7%	295	27.6%	267	90.5%

Total revenues in this segment were $1,453,000, up $383,000 or 36%, over the same period last year. Operating profit was $562,000, up $267,000 or 91% from $295,000 in the same quarter last year. Revenues and operating profit are up because of full occupancy at 1841 62nd Street (which had only $11,000 of revenue in the same period last year) and the addition of 1941 62nd Street to this segment in March 2023. We now have nine buildings in service at three different locations totaling 515,077 square feet of industrial and 33,708 square feet of office. We were 95.6% leased and occupied during the entire quarter. Net operating income in this segment was $1,159,000, up $372,000 or 47% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended March 31
(dollars in thousands)	2024	%	2023	%	Change	%

Mining royalty and rent revenue	$2,963	100.0%	3,282	100.0%	(319)	-9.7%

Depreciation, depletion and amortization	149	5.0%	183	5.6%	(34)	-18.6%
Operating expenses	17	0.6%	17	0.5%	—	—
Property taxes	73	2.4%	69	2.1%	4	5.8%
General and administrative	278	9.4%	223	6.8%	55	24.7%

Cost of operations	517	17.4%	492	15.0%	25	5.1%

Operating profit	$2,446	82.6%	2,790	85.0%	(344)	-12.3%

Total revenues in this segment were $2,963,000, a decrease of $319,000 or 9.7% versus $3,282,000 in the same period last year. Royalty tons were down 14%. Total operating profit in this segment was $2,446,000, a decrease of $344,000 versus $2,790,000 in the same period last year. Net Operating Income this quarter for this segment was $2,760,000, down $388,000 or 12% compared to the same quarter last year. Among the reasons for this decrease is a shift in production off our land in Manassas and a decrease in production at our Ft. Myers quarry because of weather-related delays and slowdowns. There was also a large beach restoration project completed early last year from our Keuka location. This individual project accounted for over 82,000 tons in sales in the first quarter of last year and there was no need to repeat it this year. The primary reason for the decrease, however, is the deduction of royalties to resolve an $842,000 overpayment, as referenced in our 10-Q from the quarter ended June 30, 2023. Through a temporary amendment to our mining lease, the tenant deducted $289,000 in royalties otherwise due the Company this quarter. The outstanding balance on this overpayment is $335,000. Excluding that adjustment, royalties per ton increased 13%.

Development Segment Results

	Three months ended March 31
(dollars in thousands)	2024	2023	Change

Lease revenue	$303	486	(183)

Depreciation, depletion and amortization	42	55	(13)
Operating expenses	174	94	80
Property taxes	147	287	(140)
General and administrative	1,278	1,085	193

Cost of operations	1,641	1,521	120

Operating loss	$(1,338)	(1,035)	(303)

With respect to ongoing Development Segment projects:

  We entered into two new joint venture agreements this quarter with BBX Logistics. The first joint venture is a 200,000 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a 160,000 square-foot warehouse redevelopment project in Broward County, FL.
  Last summer we broke ground on a new speculative warehouse project in Aberdeen, MD on Chelsea Road. Vertical construction is underway. This Class A, 259,200 square foot building is due to be complete in the 4th quarter of 2024.
27

  Lease-up is nearing completion at The Verge. At quarter end, the building was 94.2% leased and 91.6% occupied. Retail at this location is 45.2% leased.  This is our third mixed-use project in the Anacostia waterfront submarket in Washington, DC.
  We are the principal capital source for a residential development venture in Harford County, MD known as Aberdeen Overlook. The project includes 110 acres and 344 residential building lots. We have committed $31.1 million to the project with $23.1 million currently drawn. A national homebuilder is under contract to purchase all 222 townhomes and 122 single family dwelling lots. As of quarter-end 23 lots had been sold and $5.8 million of preferred interest and principal has been returned to the company.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2024, we had $152,484,000 of cash and cash equivalents. As of March 31, 2024, we had no debt borrowed under our $35 million Wells Fargo revolver, $898,000 outstanding under letters of credit and $34,102,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended March 31,
	2024	2023
Total cash provided by (used for):
Operating activities	$2,906	4,687
Investing activities	(7,225)	(8,755)
Financing activities	(752)	(130)
Increase (decrease) in cash and cash equivalents	$(5,071)	(4,198)

Outstanding debt at the beginning of the period	178,705	178,557
Outstanding debt at the end of the period	178,742	178,594

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2024 was $2,906,000 versus $4,687,000 in the same period last year. The decrease was primarily due to a $1,649,000 larger reduction in accounts payable and accrued liabilities.

At March 31, 2024, the Company was invested in U.S. Treasury notes valued at $141,603,000 maturing in 2024. The unrealized loss on these investments of $150 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).

Investing Activities - Net cash used in investing activities for the three months ended March 31, 2024 was $7,225,000 versus $8,755,000 in the same period last year. The $1.5 million decrease was primarily due to a $5 million increase in property due to active warehouse construction, a $5 million decrease in investments in joint ventures due to lower capital calls and lending activity, and a $1.5 million increase in return of capital form joint ventures due to permanent financing at .408 Jackson mostly offset by lower lending venture returns.

Financing Activities – Net cash required by financing activities was $752,000 versus $130,000 in the same period last year primarily due to the exercise of employee stock options in the same period last year.

Credit Facilities - On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2024, these covenants would have limited our ability to pay dividends to a maximum of $96.9 million combined.

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

On December 4, 2023 the Bryant Street partnership secured a $110,000,000 loan with a floating rate equal to SOFR plus 2.9% from Rialto Capital Management, replacing the $132,000,000 loan with Capital One. It is a 3-year loan with 2 one-year extensions. A SOFR rate cap was secured at 5.35% from Chatham Financial creating an effective interest rate ceiling of 8.25%. The loan has a floor interest rate of 6.90%. FRP will look to secure a fixed permanent loan in the future when interest rates are more favorable.

On January 30, 2024 the Greenville partnership at .408 Jackson secured a $49,450,000 loan with a fixed rate of 5.59% from Fannie Mae, replacing the $36,000,000 loan with First National Bank. It is a 7-year loan maturing January 1, 2031. The interest rate was favorable given the current market conditions and the term coincides with when the opportunity zone holding period lapses in 2030, when a sale could take place and the tax on gain is forgiven. As a result of the larger loan $5 million of our capital was returned to the Company

Cash Requirements – The Company expects to invest $57 million into our existing real estate holdings and joint ventures during the remainder of 2024 and $193 million beyond 2024 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

Summary and Outlook. This quarter represented another meaningful step in the growth of this Company. The brisk pace at which we grew pro-rata NOI in 2023 continued into the first quarter of this year as we saw a 22% increase over the same period last year. The primary driver for this increase was our Multifamily Segment, due in part to the stabilization of .408 Jackson and Bryant Street. The addition of these two assets to this business segment, as well as the improved performance of Dock 79 and Maren drove the segment’s 92% increase in pro-rata NOI over the same period last year.

As we have communicated on a number of occasions recently, we have shifted our development focus primarily towards industrial projects. The returns are currently better than most multifamily projects, and are less capital intensive and less reliant on debt. Industrial development has always been our core competency and we are excited to flex that muscle in markets both familiar and new.

The Company is in predevelopment work to get shovel ready on two projects in Maryland: the first is on 170 acres of land in Cecil County, MD that can accommodate 900,000 square feet of industrial development; and the second is on 54 acres of land in Aberdeen, MD capable of supporting up to 650,000 square feet of industrial product. We expect both projects to be ready to go vertical in the next eighteen months. We are also underway on the construction of a $30 million, 259,200 square-foot spec warehouse project at our Chelsea site in Aberdeen, MD, which we plan to deliver in the third quarter of 2024.

Finally, this quarter, we entered into two separate joint venture agreements to develop industrial product in Florida. These projects represent our first industrial developments outside of the Mid-Atlantic. In entering Broward County and the I-4 corridor in Lakeland, we are expanding into two of the best growth markets in the United States. Our share of the industrial projects we have in development represents $191 million in capex, a portion which will be financed with debt. $27 million of that has been spent already, but we anticipate putting the remainder to use in the next two to three years if market conditions are right. We have underwritten these projects with a 6-7% NOI yield on cost.

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

Pro-rata Net Operating Income Reconciliation
Three months ended 03/31/24 (in thousands)

	Industrial and			Mining	Unallocated	FRP
	Commercial	Development	Multifamily	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net income (loss)	$430	(1,186)	(1,254)	1,862	1,483	1,335
Income tax allocation	132	(364)	(396)	572	456	400
Income (loss) before income taxes	562	(1,550)	(1,650)	2,434	1,939	1,735

Less:
Unrealized rents	16	—	9	113	—	138
Interest income	—	802	—	—	1,981	2,783
Plus:
Professional fees	—	—	12	—	—	12
Equity in loss of joint ventures	—	1,014	1,993	12	—	3,019
Interest expense	—	—	869	—	42	911
Depreciation/amortization	363	42	1,981	149	—	2,535
General and administrative	250	1,278	236	278	—	2,042

Net operating income (loss)	1,159	(18)	3,432	2,760	—	7,333

NOI of noncontrolling interest	—	—	(1,562)	—	—	(1,562)
Pro-rata NOI from unconsolidated joint ventures	—	750	2,013	—	—	2,763

Pro-rata net operating income	$1,159	732	3,883	2,760	—	8,534

Pro-rata Net Operating Income Reconciliation
Three months ended 03/31/23 (in thousands)

	Industrial and			Mining	Unallocated	FRP
	Commercial	Development	Multifamily	Royalties	Corporate	Holdings
	Segment	Segment	Segment	Segment	Expenses	Totals
Net income (loss)	$215	(2,608)	(255)	2,034	1,020	406
Income tax allocation	80	(967)	(36)	754	378	209
Income (loss) before income taxes	295	(3,575)	(291)	2,788	1,398	615

Less:
Unrealized rents	82	—	—	48	—	130
Gain on sale of real estate	—	—	—	10	—	10
Interest income	—	972	—	—	1,410	2,382
Plus:
Unrealized rents	—	—	45	—	—	45
Equity in loss of joint ventures	—	3,512	101	12	—	3,625
Interest Expense	—	—	994	—	12	1,006
Depreciation/amortization	278	55	2,264	183	—	2,780
General and administrative	296	1,085	189	223	—	1,793

Net operating income (loss)	787	105	3,302	3,148	—	7,342

NOI of noncontrolling interest	—	—	(1,502)	—	—	(1,502)
Pro-rata NOI from unconsolidated joint ventures	—	926	222	—	—	1,148

Pro-rata net operating income	$787	1,031	2,022	3,148	—	6,988
30

The following tables detail the Development and Multifamily Segment pro-rata NOI by project:

Development Segment:
	FRP	Bryant	BC FRP	.408	The	Total
Three months ended	Portfolio	Street	Realty, LLC	Jackson	Verge	Pro-rata NOI
3/31/2024	$(18)	—	144	—	606	732
3/31/2023	$104	1,255	80	(22)	(386)	1,031

Multifamily Segment:
	Dock			.408	Bryant	Total
Three months ended	79	The Maren	Riverside	Jackson	Street	Pro-rata NOI
3/31/2024	$946	924	224	293	1,496	3,883
3/31/2023	$887	913	222	—	—	2,022

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.

Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at March 31, 2024 was Daily 1-Month LIBOR plus 1.0%.

The Company did not have any variable rate debt at March 31, 2024, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

As of March 31, 2024, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Total
Number of
Shares
			Purchased	Approximate
			As Part of	Dollar Value of
	Total		Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1 through January 31	—	$—	—	$7,363,000
February 1 through February 28	—	$—	—	$7,363,000
March 1 through March 31	—	$—	—	$7,363,000

Total	—	$—	—

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 34.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: May 13, 2024	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2024

EXHIBIT INDEX

(31)(a)	Certification of John D. Baker III.
(31)(b)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer & Chief Financial Officer and Controller and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

