Form 10-Q
period 2024-06-30
FRP HOLDINGS, INC.
filed 2024-08-07
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________
Commission File Number: 001-36769
_____________________
FRP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_____________________

Florida	47-2449198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville,FL	32202
(Address of principal executive offices)	(Zip Code)
904- 396-5733
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	FRPH	NASDAQ
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2024
Common Stock, $.10 par value per share	19,030,474 shares

FRP HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2024

Preliminary Note Regarding Forward-Looking Statements.
This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible warehouse/office facilities in the MidAtlantic and Florida; multifamily demand in Washington D.C., and Greenville, South Carolina; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

Assets:	June 30 2024	December 31 2023
Real estate investments at cost:
Land	$141,602	141,602
Buildings and improvements	282,977	282,631
Projects under construction	22,568	10,845
Total investments in properties	447,147	435,078
Less accumulated depreciation and depletion	72,734	67,758
Net investments in properties	374,413	367,320

Real estate held for investment, at cost	11,111	10,662
Investments in joint ventures	161,391	166,066
Net real estate investments	546,915	544,048

Cash and cash equivalents	156,929	157,555
Cash held in escrow	1,491	860
Accounts receivable, net	1,827	1,046
Federal and state income taxes receivable	—	337
Unrealized rents	1,905	1,640
Deferred costs	2,188	3,091
Other assets	601	589
Total assets	$711,856	709,166

Liabilities:
Secured notes payable	$178,779	178,705
Accounts payable and accrued liabilities	7,303	8,333
Other liabilities	1,487	1,487
Federal and state income taxes payable	1,708	—
Deferred revenue	762	925
Deferred income taxes	68,356	69,456
Deferred compensation	1,436	1,409
Tenant security deposits	877	875
Total liabilities	260,708	261,190

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,030,474 and 18,968,448 shares issued and outstanding, respectively	1,903	1,897
Capital in excess of par value	67,980	66,706
Retained earnings	349,227	345,882
Accumulated other comprehensive income, net	22	35
Total shareholders’ equity	419,132	414,520
Noncontrolling interest	32,016	33,456
Total equity	451,148	447,976
Total liabilities and equity	$711,856	709,166
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
Revenues:
Lease revenue	$7,246	7,432	$14,416	14,264
Mining royalty and rents	3,231	3,264	6,194	6,546
Total revenues	10,477	10,696	20,610	20,810

Cost of operations:
Depreciation/depletion/amortization	2,543	2,819	5,078	5,599
Operating expenses	1,702	1,822	3,569	3,562
Property taxes	860	879	1,667	1,826
General and administrative	2,552	2,409	4,594	4,202
Total cost of operations	7,657	7,929	14,908	15,189

Total operating profit	2,820	2,767	5,702	5,621

Net investment income	3,708	3,125	6,491	5,507
Interest expense	(829)	(1,129)	(1,740)	(2,135)
Equity in loss of joint ventures	(2,724)	(4,047)	(5,743)	(7,672)
(Loss) gain on sale of real estate	—	(2)	—	8
Income before income taxes	2,975	714	4,710	1,329
Provision for income taxes	916	222	1,316	431

Net income	2,059	492	3,394	898
Income (loss) attributable to noncontrolling interest	15	(106)	49	(265)
Net income attributable to the Company	$2,044	598	$3,345	$1,163

Earnings per common share (1):
Net income attributable to the Company-
Basic	$.11	.03	$.18	.06
Diluted	$.11	.03	$.18	.06

Number of shares (in thousands) used in computing (1):
-basic earnings per common share	18,879	18,864	18,871	18,848
-diluted earnings per common share	18,948	18,932	18,958	18,926
(1)Adjusted for the 2 for 1 stock split that occurred in April 2024
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30,
	2024	2023	2024	2023
Net income	$2,059	492	$3,394	898
Other comprehensive income (loss) net of tax:
Unrealized gain on investments, net of income tax effect of $1, $76, $1 and $215	2	206	2	580
Minimum pension liability, net of income tax effect of $(3), $(5), $(6) and $(5)	(7)	(16)	(15)	(16)
Comprehensive income	$2,054	682	$3,381	1,462

Less comp. income (loss) attributable to noncontrolling interest	15	(106)	49	(265)

Comprehensive income attributable to the Company	$2,039	$788	$3,332	1,727
See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands) (Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$3,394	898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,210	5,724
Deferred income taxes	(1,100)	(57)
Equity in loss of joint ventures	5,743	7,672
Gain on sale of equipment and property	—	(15)
Stock-based compensation	1,280	1,201
Net changes in operating assets and liabilities:
Accounts receivable	(781)	(306)
Deferred costs and other assets	455	(278)
Accounts payable and accrued liabilities	(1,193)	(2,186)
Income taxes payable and receivable	2,045	168
Other long-term liabilities	29	32
Net cash provided by operating activities	15,082	12,853

Cash flows from investing activities:
Investments in properties	(12,518)	(2,185)
Investments in joint ventures	(14,847)	(26,634)
Return of capital from investments in joint ventures	13,777	6,897
Proceeds from sales of investments available for sale	—	—
Proceeds from the sale of assets	—	17
Cash held in escrow	(631)	(26)
Net cash used in investing activities	(14,219)	(21,931)

Cash flows from financing activities:
Distribution to noncontrolling interest	(1,489)	(1,685)
Repurchase of Company stock	—	(1,000)
Exercise of employee stock options	—	803
Net cash used in financing activities	(1,489)	(1,882)

Net decrease in cash and cash equivalents	(626)	(10,960)
Cash and cash equivalents at beginning of year	157,555	177,497
Cash and cash equivalents at end of the period	$156,929	166,537

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,725	$2,133
Income taxes	366	530
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp- rehensive Income (loss), net	Total Share holders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 1, 2024	19,000,600	$1,900	$67,023	$347,183	$27	$416,133	$32,738	$448,871
Stock option grant compensation	—	—	20	—	—	20	—	20
Restricted stock compensation	—	—	340	—	—	340	—	340
Shares granted to Directors	19,356	2	598	—	—	600	—	600
Restricted stock award	10,518	1	(1)	—	—	—	—	—
Net income	—	—	—	2,044	—	2,044	15	2,059
Distributions to partners	—	—	—	—	—	—	(737)	(737)
Minimum pension liability,net	—	—	—	—	(7)	(7)	—	(7)
Unrealized loss on investment, net	—	—	—	—	2	2	—	2
Balance at June 30, 2024	19,030,474	$1,903	$67,980	$349,227	$22	$419,132	$32,016	$451,148

Balance at January 1, 2024	18,968,448	1,897	66,706	345,882	35	414,520	33,456	447,976
Stock option grant compensation	—	—	39	—	—	39	—	39
Restricted stock compensation	—	—	641	—	—	641	—	641
Shares granted to Directors	19,356	2	598	—	—	600		600
Restricted stock award	42,670	4	(4)	—	—	—	—	—
Net income	—	—	—	3,345	—	3,345	49	3,394
Distributions to partners	—	—	—	—	—	—	(1,489)	(1,489)
Minimum pension liability,net	—	—	—	—	(15)	(15)	—	(15)
Unrealized loss on investment, net	—	—	—	—	2	2	—	2
Balance at June 30, 2024	19,030,474	$1,903	$67,980	$349,227	$22	$419,132	$32,016	$451,148

Balance at April 1, 2023	19,007,266	$1,900	$65,331	$342,882	$(902)	$409,211	$35,974	$445,185
Stock option grant compensation	—	—	16	—	—	16	—	16
Restricted stock compensation	—	—	261	—	—	261	—	261
Shares granted to Directors	20,760	2	598	—	—	600	—	600
Shares purchased and cancelled	(36,680)	(2)	(128)	(870)	—	(1,000)	—	(1,000)
Net income	—	—	—	598	—	598	(106)	492
Distributions to partners	—	—	—	—	—	—	(752)	(752)
Minimum pension liability, net	—	—	—	—	(16)	(16)		(16)
Unrealized loss on investment, net	—	—	—	—	206	206	—	206
Balance at June 30, 2023	18,991,346	$1,900	$66,078	$342,610	$(712)	$409,876	$35,116	$444,992

Balance at January 1, 2023	18,919,372	$1,892	$64,212	$342,317	$(1,276)	$407,145	$37,066	$444,211
Exercise of stock options	35,470	4	799	—	—	803	—	803
Stock option grant compensation	—	—	33	—	—	33	—	33
Restricted stock compensation	—	—	518	—	—	518	—	518
Shares granted to Employees	1,856	—	50	—	—	50	—	50
Shares granted to Directors	20,760	2	598	—	—	600		600
Restricted stock award	50,568	4	(4)	—	—	—	—	—
Shares purchased and cancelled	(36,680)	(2)	(128)	(870)	—	(1,000)	—	(1,000)
Net income	—	—	—	1,163	—	1,163	(265)	898
Distributions to partners	—	—	—	—	—	—	(1,685)	(1,685)
Minimum pension liability, net	—	—	—	—	(16)	(16)	—	(16)
Unrealized loss on investment, net	—	—	—	—	580	580	—	580
Balance at June 30, 2023	18,991,346	$1,900	$66,078	$342,610	$(712)	$409,876	$35,116	$444,992

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”), Florida Rock Properties, Inc. (“Properties”), Riverfront Investment Partners I, LLC, and Riverfront Investment Partners II, LLC. Our investments accounted for under the equity method of accounting are detailed in Note 11. Our ownership of Riverfront Investment Partners I, LLC and Riverfront Investment Partners II, LLC includes a non-controlling interest representing the ownership of our partners.
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2023.
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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Industrial and commercial	$1,445	1,420	$2,898	2,490
Mining royalty lands	3,231	3,264	6,194	6,546
Development	305	467	608	953
Multifamily	5,496	5,545	10,910	10,821
	$10,477	10,696	$20,610	20,810

Operating profit (loss):
Before general and administrative expenses:
Industrial and commercial	$830	822	$1,642	1,413
Mining royalty lands	2,985	3,023	5,709	6,036
Development	137	174	77	224
Multifamily	1,420	1,157	2,868	2,150
Operating profit before G&A	5,372	5,176	10,296	9,823
General and administrative expenses:
Allocated to Industrial and commercial	$(340)	(412)	(590)	(708)
Allocated to Mining royalty lands	(342)	(291)	(620)	(514)
Allocated to Development	(1,029)	(1,461)	(2,307)	(2,546)
Attributable to Unconsolidated JVs	(551)	—	(551)	—
Allocated to Multifamily	(290)	(245)	(526)	(434)
Total general and administrative expenses	(2,552)	(2,409)	(4,594)	(4,202)
	$2,820	2,767	$5,702	5,621

Interest expense	$829	$1,129	$1,740	2,135
Depreciation, depletion and amortization:
Industrial and commercial	$360	359	$723	637
Mining royalty lands	159	151	308	334
Development	43	41	85	96
Multifamily	1,981	2,268	3,962	4,532
	$2,543	2,819	$5,078	5,599
Capital expenditures:
Industrial and commercial	$248	65	$393	545
Mining royalty lands	22	—	42	—
Development	5,927	867	11,881	1,461
Multifamily	116	47	202	179
	$6,313	979	$12,518	2,185

Identifiable net assets	June 30, 2024	December 31, 2023

Industrial and commercial	$38,066	38,784
Mining royalty lands	48,391	48,072
Development	148,131	212,384
Multifamily	317,511	249,750
Cash items	158,420	158,415
Unallocated corporate assets	1,337	1,761
	$711,856	709,166
(4) Related Party Transactions.
The Company was a party to an Administrative Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Administrative Services Agreement set forth the terms on which Patriot provided FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2023. Patriot was purchased by an unaffiliated company in December 2023 resulting in FRP and Patriot no longer being related parties. The previously shared executive officers became FRP employees as of January 1, 2024.
The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $451,000 for the six months ended June 30, 2023. These charges are reflected as part of general and administrative expense.
To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.
(5) Long-Term Debt.
The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,291)	(1,365)
Credit agreement	—	—
	$178,779	178,705
On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective December 22, 2023. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of June 30, 2024, there was no debt outstanding on this revolver, $548,000 outstanding under letters of credit and $34,452,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate would have been 7.59% on June 30, 2024. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of June 30, 2024, these covenants would have limited our ability to pay dividends to a maximum of $100.4 million combined.
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
Debt cost amortization of $44,000 and $37,000 was recorded during the three months ended June 30, 2024 and 2023, respectively. Debt cost amortization of $89,000 and $74,000 was recorded during the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023 the Company capitalized interest costs of $617,000 and $283,000, respectively. During the six months ended June 30, 2024 and 2023 the Company capitalized interest costs of $1,150,000 and $689,000, respectively.
The Company was in compliance with all debt covenants as of June 30, 2024.
(6) Earnings per Share.
The following details the computations of the basic and diluted earnings per common share as adjusted for the 2 for 1 stock split that occurred in April 2024 (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2024	2023	2024	2023

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	18,879	18,864	18,871	18,848

Common shares issuable under share-based payment plans which are potentially dilutive	69	68	87	78

Common shares used for diluted earnings per common share	18,948	18,932	18,958	18,926

Net income attributable to the Company	$2,044	598	$3,345	1,163

Earnings per common share:
-basic	$.11	.03	$.18	.06
-diluted	$.11	.03	$.18	.06
For the three and six months ended June 30, 2024, the Company had 3,236 shares of stock options outstanding which were not used in the calculation above because the effect would have been anti-dilutive.

(7) Stock-Based Compensation Plans.
The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which stock options, restricted stock, and stock awards were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 569,384 at June 30, 2024.
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
The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock option grants	$20	$16	$39	$33
Restricted stock awards	340	261	641	518
Annual director stock award	600	600	600	600
Employee stock grant	—	—	—	50
	$960	$877	$1,280	$1,201

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Outstanding at January 1, 2024	126,880	$20.00	3.5	$981
Time-based awards granted	12,200	31.44		150
Performance-based awards granted	20,330	31.44		250
Outstanding at June 30, 2024	159,410	$22.33	4.3	$1,381

Exercisable at June 30, 2024	126,880	$20.00	3.0	$981

Vested during three months ended June 30, 2024	—			$—
The aggregate intrinsic value of exercisable in-the-money options was $1,082,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,082,000 based on the market closing price of $28.52 on June 28, 2024 less exercise prices.
The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2024 was $311,000, which is expected to be recognized over a weighted-average period of 4.1 years.
A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at January 1, 2024	109,454	$26.47	2.8	$2,897
Time-based awards granted	12,780	31.30		400
Performance-based awards granted	29,890	31.05		928
Vested	(8,684)	29.16		(253)
Non-vested at June 30, 2024	143,440	$27.44	2.9	$3,972
Total unrecognized compensation cost of restricted stock granted but not yet vested as of June 30, 2024 was $3,061,000 which is expected to be recognized over a weighted-average period of 2.9 years.
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
As of June 30, 2024, there was $548,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
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
(9) Concentrations.
The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 22.3% of the Company’s consolidated revenues during the six months ended June 30, 2024, and $493,000 of accounts receivable at June 30, 2024. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank, TD Bank, and First Horizon Bank. At times, such amounts may exceed FDIC limits.
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
At June 30, 2024, the Company was invested in U.S. Treasury notes valued at $136,493,000 maturing in 2024. The unrealized gain on these investments of $3,000 was recorded as part of comprehensive income and based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).
At June 30, 2024 and December 31, 2023, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.
The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2024, the carrying amount and fair value of such other long-term debt was $180,070,000 and $141,880,000, respectively. At December 31, 2023, the carrying amount and fair value of such other long-term debt was $180,070,000 and $145,678,000, respectively.

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
The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	Common Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of June 30, 2024
Brooksville Quarry, LLC	50.00%	$7,528	14,548	(44)	(22)
BC FRP Realty, LLC	50.00%	5,783	22,708	(130)	(65)
Buzzard Point Sponsor, LLC	50.00%	2,402	4,804	—	—
Bryant Street Partnerships	72.10%	68,334	201,139	(4,594)	(3,382)
Lending ventures		26,273	15,647	—	—
BBX Partnerships	50.00%	2,304	4,598	—	—
Estero Partnership	16.00%	3,655	38,520	—	—
The Verge Partnership	61.37%	38,568	128,752	(2,797)	(1,717)
Greenville Partnerships	40.00%	6,544	100,330	(1,392)	(557)
Total		$161,391	531,046	(8,957)	(5,743)
The Company completed negotiations with MRP concerning the ownership adjustment related to the Bryant Street stabilization and conversion of FRP preferred equity to common equity resulting in FRP ownership of 72.10% effective in 2024 compared to 61.36% prior ownership.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of June 30, 2024 are summarized in the following two tables (in thousands):

	As of June 30, 2024
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily JV’s

Investments in real estate, net	$0	186,770	37,495	126,070	97,504	$447,839
Cash and restricted cash	0	6,213	1,025	2,240	2,625	12,103
Unrealized rents & receivables	0	6,975	0	381	110	7,466
Deferred costs	4,804	1,181	0	61	91	6,137
Total Assets	$4,804	201,139	38,520	128,752	100,330	$473,545

Secured notes payable	$0	110,553	16,000	68,116	81,687	$276,356
Other liabilities	0	2,873	0	1,396	1,561	5,830
Capital – FRP	2,402	66,327	3,600	36,294	5,565	114,188
Capital – Third Parties	2,402	21,386	18,920	22,946	11,517	77,171
Total Liabilities and Capital	$4,804	201,139	38,520	128,752	100,330	$473,545

	As of June 30, 2024
	BBX Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$4,598	14,467	21,794	15,647	447,839	$504,345
Cash and restricted cash	0	76	247	0	12,103	12,426
Unrealized rents & receivables	0	0	433	0	7,466	7,899
Deferred costs	0	5	234	0	6,137	6,376
Total Assets	$4,598	14,548	22,708	15,647	473,545	$531,046

Secured notes payable	$0	0	10,921	(10,626)	276,356	$276,651
Other liabilities	0	44	333	0	5,830	6,207
Capital – FRP	2,299	7,640	5,727	26,273	114,188	156,127
Capital – Third Parties	2,299	6,864	5,727	0	77,171	92,061
Total Liabilities and Capital	$4,598	14,548	22,708	15,647	473,545	$531,046
The Company’s capital recorded by the unconsolidated Joint Ventures is $5,264,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2023 are summarized in the following two tables (in thousands):

	As of December 31, 2023
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily JV’s

Investments in real estate, net	$0	187,616	35,576	128,154	95,911	$447,257
Cash and restricted cash	0	7,543	3,076	1,323	2,000	13,942
Unrealized rents & receivables	0	6,737	0	403	127	7,267
Deferred costs	4,652	738	0	293	185	5,868
Total Assets	$4,652	202,634	38,652	130,173	98,223	$474,334

Secured notes payable	$0	107,084	16,000	72,691	66,434	$262,209
Other liabilities	0	3,129	0	1,344	3,867	8,340
Capital – FRP	2,326	69,779	3,600	34,391	10,450	120,546
Capital – Third Parties	2,326	22,642	19,052	21,747	17,472	83,239
Total Liabilities and Capital	$4,652	202,634	38,652	130,173	98,223	$474,334

	As of December 31, 2023
	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,358	21,503	17,117	447,257	$500,235
Cash and restricted cash	80	127	0	13,942	14,149
Unrealized rents & receivables	0	464	0	7,267	7,731
Deferred costs	1	360	0	5,868	6,229
Total Assets	$14,439	22,454	17,117	474,334	$528,344

Secured notes payable	$0	12,086	(10,578)	262,209	$263,717
Other liabilities	0	402	0	8,340	8,742
Capital – FRP	7,552	4,983	27,695	120,546	160,776
Capital - Third Parties	6,887	4,983	0	83,239	95,109
Total Liabilities and Capital	$14,439	22,454	17,117	474,334	$528,344
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(26,216,000) and $(21,823,000) as of June 30, 2024 and December 31, 2023, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV	Bryant Street Partnerships Total JV	Bryant Street Partnerships Company Share	Bryant Street Partnerships Company Share
	Six Months ended	Six Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$6,634	$6,197	$4,784	$3,802
Revenue – other	1,214	1,108	876	680
Total Revenues	7,848	7,305	5,660	4,482

Cost of operations:
Depreciation and amortization	3,375	3,350	2,434	2,056
Operating expenses	2,989	2,895	2,155	1,776
Property taxes	726	439	524	269
Total cost of operations	7,090	6,684	5,113	4,101

Total operating profit/(loss)	758	621	547	381
Interest expense	(5,352)	(5,917)	(3,929)	(3,729)

Net loss before tax	$(4,594)	$(5,296)	$(3,382)	$(3,348)

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville Partnerships Total JV	Greenville Partnerships Total JV	Greenville Partnerships Company Share	Greenville Partnerships Company Share
	Six Months ended	Six Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$4,550	$2,758	$1,820	$1,104
Revenue – other	244	201	98	80
Total Revenues	4,794	2,959	1,918	1,184

Cost of operations:
Depreciation and amortization	1,744	1,573	698	629
Operating expenses	1,242	1,120	497	449
Property taxes	882	561	353	224
Total cost of operations	3,868	3,254	1,548	1,302

Total operating profit/(loss)	926	(295)	370	(118)
Interest expense	(2,318)	(1,761)	(927)	(704)

Net loss before tax	$(1,392)	$(2,056)	$(557)	$(822)

The income statements of The Verge Partnership are as follows (in thousands):

	The Verge Partnership Total JV	The Verge Partnership Total JV	The Verge Partnership Company Share	The Verge Partnership Company Share
	Six Months ended	Six Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$3,514	$870	$2,157	$534
Revenue – other	520	120	319	74
Total Revenues	4,034	990	2,476	608

Cost of operations:
Depreciation and amortization	2,094	2,210	1,285	1,356
Operating expenses	1,605	1,286	985	790
Property taxes	523	509	321	312
Total cost of operations	4,222	4,005	2,591	2,458

Total operating profit/(loss)	(188)	(3,015)	(115)	(1,850)
Interest expense	(2,609)	(2,368)	(1,602)	(1,453)

Net loss before tax	$(2,797)	$(5,383)	$(1,717)	$(3,303)

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
The following discussion includes a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measure discussed is pro rata net operating income (NOI). The Company uses this metric to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measure” below in this quarterly report for a more detailed discussion, including reconciliations of this non-GAAP financial measure to its most directly comparable GAAP financial measure.
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
Multifamily Segment.
At quarter end, the segment included five stabilized joint ventures which own and manage apartment buildings and any retail associated with a development. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The five multifamily properties are as follows:

Property and Occupancy	JV Partners	Method of Accounting	% Ownership
Dock 79, Washington, D.C., 305 apartment units and 14,430 square feet of retail	MRP Realty & Steuart Investment Company	Consolidated	52.8%
The Maren, Washington, D.C., 264 residential units and 6,811 square feet of retail	MRP Realty & Steuart Investment Company	Consolidated	56.33%
Riverside, Greenville, SC, 200 apartment units	Woodfield Development	Equity Method	40%
Bryant Street, Washington D. C., 487 apartment units and 91,520 square feet of retail	MRP Realty	Equity Method	72.10%
.408 Jackson, Greenville, SC, 227 apartment units and 4,539 square feet of retail.	Woodfield Development	Equity Method	40%
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
As of June 30, 2024, the Industrial and Commercial Segment includes four commercial properties owned by the Company in fee simple as follows:
1)34 Loveton Circle in suburban Baltimore County, MD consists of one office building totaling 33,708 square feet which is 90.8% occupied (16% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.
2)155 E. 21st Street in Duval County, FL was an office building property that remains under lease through March 2026. We permitted the tenant to demolish all structures on the property during 2018.

3)Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 92.1% occupied and 92.1% leased. The property is subject to commercial leases with various tenants.
4)Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet and two ground leases that are 100.0% leased and 100.0% occupied.
Management focuses on and compares several measures of success in this segment (1) net operating income growth, (2) average annual occupancy rate (defined as the occupied square feet at the end of each month during a fiscal year divided by the number of months to date in that fiscal year as a percentage of the average number of square feet in the portfolio over that same time period), and (3) tenant retention success rate (as a percentage of total square feet to be renewed). Among the ways we improve these metrics are focusing on tenant retention and occupancy growth, building and refurbishing assets to meet Class A and Class B institutional grade classifications, and minimizing deferred capital expenditures and asset complexities.
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

Development Segment.
Through our Development segment, we own and are continuously monitoring for “the highest and best use” of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all our non-income producing lands into income production through (i) an orderly process of constructing new commercial and residential buildings for us to own and operate or (ii) a sale to, or joint venture with, outside parties. Additionally, our Development segment will purchase land or form joint ventures for new developments of land not previously owned by the Company.
Revenues in this segment are generated predominately from land sales and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, the personnel costs of our in-house management team and horizontal and vertical construction costs.
Development Segment – Warehouse/Office Land.
At June 30, 2024, this segment owned the following future development parcels:
1)54 acres of land that will be capable of supporting up to 635,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD.
2)17 acres of land in Harford County, MD that accommodates a 258,000 square foot speculative warehouse project on Chelsea Road under construction due to be complete in the fourth quarter of 2024.
3)170 acres of land in Cecil County, MD that can accommodate 900,000 square feet of industrial development.
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
Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.25	Conceptual design program ongoing	$7,196,000
Hampstead Trade Center, MD	118	Zoning applied for in preparation for sale	$11,130,000
Square 664E, on the Anacostia River in DC	2.1	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,275,000
Total	122.4		$25,601,000

Development Segment - Investments in Joint Ventures
The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, FL	Vulcan Materials Company	Future planned residential development of 4,280 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	329,000 square-foot, multi-building business park in lease-up	50%
Aberdeen Overlook residential development in Harford County, MD		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, MD		$18.5 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
The Verge at 1800 Half Street property in Buzzard Point area of Washington, D.C.	MRP Realty	Eleven-story structure with 344 apartments and 8,536 square feet of ground floor retail	61.37%
Estero, FL	Woodfield Development	Pre-development activities for a mixed-use project with 554 multifamily units, 72,000 square feet of commercial space, 41,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for first phase of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Woven property in Greensville, SC	Woodfield Development	Pre-development activities for a mixed-use project with approximately 214 multifamily units and 10,000 square feet of retail space	50%
Lakeland, FL	BBX Logistics	Pre-development activities for a 200,000 square foot class A warehouse.	50%
Broward County, FL	BBX Logistics	Pre-development activities for 182,000 square feet of industrial product.	50%
Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	Common Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of June 30, 2024
Brooksville Quarry, LLC	50.00%	$7,528	14,548	(44)	(22)
BC FRP Realty, LLC	50.00%	5,783	22,708	(130)	(65)
Buzzard Point Sponsor, LLC	50.00%	2,402	4,804	—	—
Bryant Street Partnerships	72.10%	68,334	201,139	(4,594)	(3,382)
Lending ventures		26,273	15,647	—	—
BBX Partnerships	50.00%	2,304	4,598	—	—
Estero Partnership	16.00%	3,655	38,520	—	—
The Verge Partnership	61.37%	38,568	128,752	(2,797)	(1,717)
Greenville Partnerships	40.00%	6,544	100,330	(1,392)	(557)
Total		$161,391	531,046	(8,957)	(5,743)
The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of June 30, 2024 are summarized in the following two tables (in thousands):

	As of June 30, 2024
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily JV’s

Investments in real estate, net	$0	186,770	37,495	126,070	97,504	$447,839
Cash and restricted cash	0	6,213	1,025	2,240	2,625	12,103
Unrealized rents & receivables	0	6,975	0	381	110	7,466
Deferred costs	4,804	1,181	0	61	91	6,137
Total Assets	$4,804	201,139	38,520	128,752	100,330	$473,545

Secured notes payable	$0	110,553	16,000	68,116	81,687	$276,356
Other liabilities	0	2,873	0	1,396	1,561	5,830
Capital – FRP	2,402	66,327	3,600	36,294	5,565	114,188
Capital – Third Parties	2,402	21,386	18,920	22,946	11,517	77,171
Total Liabilities and Capital	$4,804	201,139	38,520	128,752	100,330	$473,545

	As of June 30, 2024
	BBX Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$4,598	14,467	21,794	15,647	447,839	$504,345
Cash and restricted cash	0	76	247	0	12,103	12,426
Unrealized rents & receivables	0	0	433	0	7,466	7,899
Deferred costs	0	5	234	0	6,137	6,376
Total Assets	$4,598	14,548	22,708	15,647	473,545	$531,046

Secured notes payable	$0	0	10,921	(10,626)	276,356	$276,651
Other liabilities	0	44	333	0	5,830	6,207
Capital – FRP	2,299	7,640	5,727	26,273	114,188	156,127
Capital – Third Parties	2,299	6,864	5,727	0	77,171	92,061
Total Liabilities and Capital	$4,598	14,548	22,708	15,647	473,545	$531,046

Executive Summary and Analysis – Net Income increased by 242% in the second quarter and 188% for the first six months compared to last year, despite operating profit remaining more or less flat. This increase is due both to the improved performance of the Verge during lease-up and increased net investment income from the steady sale of lots this year at Aberdeen Overlook, our most recent Lending Venture. In the second quarter, Aberdeen Overlook generated $1.5 million in investment income compared to $564,000 in the second quarter last year from a previous lending venture, Amber Ridge. In the first six months, Aberdeen Overlook generated $2.1 million in investment income compared to $614,000 last year from Amber Ridge. While Lending Ventures are not necessarily part of our long-term core business strategy, they have been an effective way to put our balance sheet to work to generate real cash at better returns than treasuries.

The Company continued to grow Pro rata Net Operating Income (NOI) at the same meaningful clip that we have achieved over the last 36 months (21.6% CAGR since the same period in 2021). In the second quarter, we saw a 21.2% improvement in NOI compared to the same period last year, and a 21.7% increase in NOI in the first six months compared to the same period last year. The Industrial and Commercial and Multifamily Segments were the primary drivers of this increase. We grew our Industrial and Commercial NOI by 41% in the second quarter and 44% in the first six months when compared to the same periods last year as we burned through a rent abatement period (unrealized revenue) at two buildings at Hollander Business Park in 2023 and started generating real cash flow. Multifamily pro rata NOI increased by 84% this quarter and 88% for the first six months when compared to the same periods last year, mostly due to the stabilization of .408 Jackson and Bryant Street. The addition of the Verge to this segment later this year should only serve to increase the performance of this segment on an NOI basis.

In keeping with our strategy to grow our industrial footprint, in July, we closed on the purchase of the land for our industrial joint venture in Broward County, FL for a total purchase price of $24.5 million, of which we contributed $12.25 million. Per our partnership agreement, we represent 80% of the equity capital in this 182,000 square-foot class A building. We also closed on the land for our other industrial JV in Lakeland, FL at the end of the first quarter of this year for a total purchase price of $2.8 million. We will account for 90% of the equity capital for this 200,000 square-foot industrial project. Total expected capex for these projects is $57 million and $28 million respectively with total equity capital of $26 million and $13 million and an expected start of construction by March of 2025 for both projects. We are in the home stretch on finishing shell construction on our Chelsea project in Harford County, MD. This 258,000 square-foot industrial building should be complete in the fourth quarter of this year with an expected total project cost, including land, of $30 million. We have underwritten all these projects at an unlevered 6-7% yield on cost but expect to outperform these assumptions.

Second Quarter Highlights
•242% increase in Net Income ($2.0 million vs $598,000)
•21% increase in pro rata NOI ($9.2 million vs $7.6 million)
•84% increase in the Multifamily segment’s pro rata NOI due to the transfer of Bryant St. and .408 Jackson to this segment from our Development segment at the beginning of this fiscal year
•41% increase in Industrial and Commercial segment NOI

Comparative Results of Operations for the Three months ended June 30, 2024 and 2023
Consolidated Results

(dollars in thousands)	Three Months Ended June 30,
	2024	2023	Change	%
Revenues:
Lease revenue	$7,246	7,432	$(186)	-2.5%
Mining royalty and rents	3,231	3,264	(33)	-1.0%
Total revenues	10,477	10,696	(219)	-2.0%

Cost of operations:
Depreciation, depletion and amortization	2,543	2,819	(276)	-9.8%
Operating expenses	1,702	1,822	(120)	-6.6%
Property taxes	860	879	(19)	-2.2%
General and administrative	2,552	2,409	143	5.9%
Total cost of operations	7,657	7,929	(272)	-3.4%

Total operating profit	2,820	2,767	53	1.9%

Net investment income	3,708	3,125	583	18.7%
Interest expense	(829)	(1,129)	300	-26.6%
Equity in loss of joint ventures	(2,724)	(4,047)	1,323	-32.7%
(Loss) gain on sale of real estate	—	(2)	2	-100.0%
Income before income taxes	2,975	714	2,261	316.7%
Provision for income taxes	916	222	694	312.6%

Net income	2,059	492	1,567	318.5%
Income (loss) attributable to noncontrolling interest	15	(106)	121	-114.2%
Net income attributable to the Company	$2,044	598	$1,446	241.8%

Net income for the second quarter of 2024 was $2,044,000 or $.11 per share versus $598,000 or $.03 per share in the same period last year. Pro rata NOI for the second quarter of 2024 was $9,230,000 versus $7,614,000 in the same period last year. The second quarter of 2024 was impacted by the following items:
•Operating profit increased slightly as favorable results in Multifamily, Industrial and Commercial, and Development were partially offset by lower Mining royalties and higher General and administrative costs.
•Net investment income increased $583,000 due to increased earnings on cash equivalents ($408,000) and increased income from our lending ventures ($781,000), partially offset by decreased preferred interest ($606,000) due to the conversion of FRP preferred equity to common equity at Bryant Street.
•Interest expense decreased $300,000 compared to the same quarter last year due to $334,000 more capitalized interest partially offset by increased costs related to our larger credit agreement. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.

•Equity in loss of Joint Ventures improved $1,323,000 due to improved results of our unconsolidated joint ventures. Results improved at The Verge ($891,000), .408 Jackson ($225,000), Bryant Street ($159,000), and BC Realty ($55,000).

Multifamily Segment (Consolidated)

	Three months ended June 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$5,496	100.0%	5,545	100.0%	(49)	-.9%

Depreciation and amortization	1,981	36.0%	2,268	40.9%	(287)	-12.7%
Operating expenses	1,519	27.6%	1,557	28.1%	(38)	-2.4%
Property taxes	576	10.5%	563	10.2%	13	2.3%
General and administrative	290	5.3%	245	4.4%	45	18.4%

Cost of operations	4,366	79.4%	4,633	83.6%	(267)	-5.8%

Operating profit	$1,130	20.6%	912	16.4%	218	23.9%
Multifamily Segment (Pro rata unconsolidated)

	Three months ended June 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$3,865	100.0%	2,960	100.0%	905	30.6%

Depreciation and amortization	1,570	40.6%	1,420	48.0%	150	10.6%
Operating expenses	1,371	35.5%	1,169	39.5%	202	17.3%
Property taxes	416	10.8%	318	10.7%	98	30.8%

Cost of operations	3,357	86.9%	2,907	98.2%	450	15.5%

Operating profit	$508	13.1%	53	1.8%	455	858.5%
Our Multifamily Segment consists of two consolidated joint ventures (Dock 79 and The Maren) and three unconsolidated joint ventures (Bryant Street, Riverside, and .408 Jackson). Riverside achieved stabilization in 2022 while Bryant Street and .408 Jackson moved from our Development Segment to this segment upon stabilization as of the beginning of 2024.
Total revenues for our two consolidated joint ventures were $5,496,000, a decrease of $49,000 versus $5,545,000 in the same period last year. Total operating profit for the consolidated joint ventures was $1,130,000, an increase of $218,000, or 24% versus $912,000 in the same period last year primarily because of less depreciation expense.
For our three unconsolidated joint ventures, pro rata revenues were $3,865,000, an increase of $905,000 or 31% compared to $2,960,000 in the same period last year. Pro rata operating profit was $508,000, an increase of $455,000 or 858% versus $53,000 in the same period last year. For ease of comparison these figures and the tables include the results for Bryant Street and .408 Jackson from the same period last year (when these projects were still in our Development segment).

Apartment Building	Units	Pro rata NOI Q2 2024	Pro rata NOI Q2 2023	Avg. Occupancy Q2 2024	Avg. Occupancy CY 2023	Renewal Success Rate Q2 2024	Renewal % increase Q2 2024

Dock 79 Anacostia DC	305	$932,000	$986,000	93.6%	94.4%	60.4%	4.2%
Maren Anacostia DC	264	$923,000	$942,000	94.8%	95.6%	74.4%	2.0%
Bryant Street DC	487	$1,555,000	$1,130,000	91.2%	93.0%	60.9%	1.7%
Riverside Greenville	200	$215,000	$224,000	93.0%	94.5%	52.4%	5.5%
.408 Jackson Greenville	227	$345,000	$88,000	96.2%	59.9%	65.3%	4.6%
Multifamily Segment	1,483	$3,970,000	$3,370,000	93.3%	88.9%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $3,970,000, up $1,818,000 or 84% compared to $2,152,000 in the same quarter last year. Substantially all of this increase was from the transfer of Bryant Street and .408 Jackson from Development to this segment at the beginning of 2024 as same store NOI was more or less flat. These two projects contributed $1,900,000 of pro rata NOI to this segment compared to $1,218,000 in the Development segment in the same quarter last year, an increase of $682,000.
Industrial and Commercial Segment

	Three months ended June 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$1,445	100.0%	1,420	100.0%	25	1.8%

Depreciation and amortization	360	25.0%	359	25.3%	1	0.3%
Operating expenses	191	13.2%	176	12.4%	15	8.5%
Property taxes	64	4.4%	63	4.4%	1	1.6%
General and administrative	340	23.5%	412	29.0%	(72)	-17.5%

Cost of operations	955	66.1%	1,010	71.1%	(55)	(5.4%)

Operating profit	$490	33.9%	410	28.9%	80	19.5%
Total revenues in this segment were $1,445,000, up $25,000 or 2%, over the same period last year. Operating profit was $490,000, up $80,000 or 20% over the same quarter last year. We now have nine buildings in service at three different locations totaling 515,077 square feet of industrial and 33,708 square feet of office. Theses assets were 95.6% leased and occupied during the entire quarter. Net operating income in this segment was $1,187,000, up $344,000 or 41% compared to the same quarter last year primarily due to $335,000 more unrealized rental revenue in the prior year due to rent abatements that expired in 2023.

Mining Royalty Lands Segment Results

	Three months ended June 30
(dollars in thousands)	2024	%	2023	%	Change	%

Mining royalty and rent revenue	$3,231	100.0%	3,264	100.0%	(33)	-1.0%

Depreciation, depletion and amortization	159	4.9%	151	4.6%	8	5.3%
Operating expenses	16	0.5%	16	0.5%	—	—
Property taxes	71	2.2%	74	2.3%	(3)	-4.1%
General and administrative	342	10.6%	291	8.9%	51	17.5%

Cost of operations	588	18.2%	532	16.3%	56	10.5%

Operating profit	$2,643	81.8%	2,732	83.7%	(89)	-3.3%

Total revenues in this segment were $3,231,000, a decrease of $33,000 or 1% versus $3,264,000 in the same period last year. Royalty tons were down 5%. Total operating profit in this segment was $2,643,000, a decrease of $89,000 versus $2,732,000 in the same period last year. Net Operating Income this quarter for this segment was $3,028,000, down $97,000 or 3% compared to the same quarter last year. The primary reason for these decreases is the deduction of royalties to resolve an $842,000 overpayment, as referenced in our 10-Q from the quarter ended June 30, 2023. As part of the ongoing resolution of this overpayment, this quarter, the tenant withheld $277,000 in royalties otherwise due the Company. The outstanding balance on this overpayment credit is $53,000 which we expect will be exhausted in the first month of the third quarter of this year.

Development Segment Results

	Three months ended June 30
(dollars in thousands)	2024	2023	Change

Lease revenue	$305	467	(162)

Depreciation, depletion and amortization	43	41	2
Operating expenses	(24)	73	(97)
Property taxes	149	179	(30)
General and administrative	1,029	1,461	(432)

Cost of operations	1,197	1,754	(557)

Operating loss	$(892)	(1,287)	395

With respect to ongoing Development Segment projects:
▪We entered into two new joint venture agreements in early 2024 with BBX Logistics. The first joint venture is a 200,000 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a 182,000 square-foot warehouse redevelopment project in Broward County, FL. We anticipate construction to start on both projects in the first quarter of 2025.
▪Last summer we broke ground on a new speculative warehouse project in Aberdeen, MD on Chelsea Road. Vertical construction is underway. This Class A, 258,000 square foot building is due to be complete in the 4th quarter of 2024.
▪The Verge has achieved residential stabilization and will move to our Multifamily segment on July 1, 2024. At quarter end, the building was 93.3% leased and 90.7% occupied. This is our third mixed-use project in the Anacostia waterfront submarket in Washington, DC.
▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $24.6 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. At quarter-end, 78 lots have been sold and $12.7 million of preferred interest and principal has been returned to the company of which $3.2 million was booked as profit to the Company.

Six Month Highlights
•188% increase in Net Income ($3.3 million vs $1.2 million)
•22% increase in pro rata NOI ($17.8 million vs $14.6 million)
•88% increase in the Multifamily segment’s pro rata NOI due to the transfer of Bryant St. and .408 Jackson to this segment from our Development segment at the beginning of the year
•16% increase in Industrial and Commercial revenue and 44% increase in that segment’s NOI

Comparative Results of Operations for the Six months ended June 30, 2024 and 2023
Consolidated Results

(dollars in thousands)	Six Months Ended June 30,
	2024	2023	Change	%
Revenues:
Lease revenue	$14,416	14,264	$152	1.1%
Mining royalty and rents	6,194	6,546	(352)	-5.4%
Total revenues	20,610	20,810	(200)	-1.0%

Cost of operations:
Depreciation/depletion/amortization	5,078	5,599	(521)	-9.3%
Operating expenses	3,569	3,562	7	.2%
Property taxes	1,667	1,826	(159)	-8.7%
General and administrative	4,594	4,202	392	9.3%
Total cost of operations	14,908	15,189	(281)	-1.9%

Total operating profit	5,702	5,621	81	1.4%

Net investment income	6,491	5,507	984	17.9%
Interest expense	(1,740)	(2,135)	395	-18.5%
Equity in loss of joint ventures	(5,743)	(7,672)	1,929	-25.1%
Gain on sale of real estate	—	8	(8)	-100.0%
Income before income taxes	4,710	1,329	3,381	254.4%
Provision for income taxes	1,316	431	885	205.3%

Net income	3,394	898	2,496	278.0%
Income (loss) attributable to noncontrolling interest	49	(265)	314	-118.5%
Net income attributable to the Company	$3,345	$1,163	$2,182	187.6%

Net income for the first six months of 2024 was $3,345,000 or $.18 per share versus $1,163,000 or $.06 per share in the same period last year. Pro rata NOI for the first six months of 2024 was $17,764,000 versus $14,602,000 in the same period last year. The first six months of 2024 were impacted by the following items:
•Operating profit increased slightly as favorable results in Multifamily, Industrial and Commercial, and Development were partially offset by lower Mining royalties and higher General and administrative costs.
•Net investment income increased $984,000 due to increased earnings on cash equivalents ($960,000) and increased income from our lending ventures ($1,230,000), partially offset by decreased preferred interest ($1,206,000) due to the conversion of FRP preferred equity to common equity at Bryant Street.
•Interest expense decreased $395,000 compared to the same period last year due to $461,000 more capitalized interest partially offset by increased costs related to our larger credit agreement. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.

•Equity in loss of Joint Ventures improved $1,929,000 due to improved results at our unconsolidated joint ventures. Results improved at The Verge ($1,587,000), .408 Jackson ($273,000), and BC Realty ($110,000).

Multifamily Segment (Consolidated)

	Six months ended June 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$10,910	100.0%	10,821	100.0%	89	.8%

Depreciation and amortization	3,962	36.3%	4,532	41.9%	(570)	-12.6%
Operating expenses	2,980	27.3%	3,045	28.1%	(65)	-2.1%
Property taxes	1,100	10.1%	1,094	10.1%	6	.5%
General and administrative	526	4.8%	434	4.0%	92	21.2%

Cost of operations	8,568	78.5%	9,105	84.1%	(537)	-5.9%

Operating profit	$2,342	21.5%	1,716	15.9%	626	36.5%
Multifamily Segment (Pro rata unconsolidated)

	Six months ended June 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$7,578	100.0%	5,666	100.0%	1,912	33.7%

Depreciation and amortization	3,132	41.3%	2,685	47.4%	447	16.6%
Operating expenses	2,652	35.0%	2,225	39.3%	427	19.2%
Property taxes	877	11.6%	493	8.7%	384	77.9%

Cost of operations	6,661	87.9%	5,403	95.4%	1,258	23.3%

Operating profit	$917	12.1%	263	4.6%	654	248.7%

Total revenues for our two consolidated joint ventures were $10,910,000, an increase of $89,000 versus $10,821,000 in the same period last year. Total operating profit for the consolidated joint ventures was $2,342,000, an increase of $626,000, or 36% versus $1,716,000 in the same period last year primarily because of less depreciation expense.
For our three unconsolidated joint ventures, pro rata revenues were $7,578,000, an increase of $1,912,000 or 34% compared to $5,666,000 in the same period last year. Pro rata operating profit was $917,000, an increase of $654,000 or 249% versus $263,000 in the same period last year. For ease of comparison these figures and the tables include the results for Bryant Street and .408 Jackson from the same period last year (when these projects were still in our Development segment).

Apartment Building	Units	Pro rata NOI YTD 2024	Pro rata NOI YTD 2023	Avg. Occupancy YTD 2024	Avg. Occupancy CY 2023	Renewal Success Rate YTD 2024	Renewal % increase YTD 2024

Dock 79 Anacostia DC	305	$1,878,000	$1,873,000	94.2%	94.4%	65.3%	3.5%
Maren Anacostia DC	264	$1,847,000	$1,856,000	94.3%	95.6%	63.4%	2.2%
Bryant Street DC	487	$3,051,000	$2,385,000	92.0%	93.0%	58.3%	3.6%
Riverside Greenville	200	$439,000	$445,000	93.3%	94.5%	58.4%	3.4%
.408 Jackson Greenville	227	$638,000	$66,000	94.6%	59.9%	53.7%	4.3%
Multifamily Segment	1,483	$7,853,000	$6,625,000	93.5%	88.9%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $7,853,000, up $3,679,000 or 88% compared to $4,174,000 in the same period last year. Substantially all of this increase was from the addition of Bryant Street and .408 Jackson from Development to this segment at the beginning of 2024 as same store NOI was more or less flat. These two projects contributed $3,689,000 of pro rata NOI to this segment compared to $2,451,000 in the Development segment in the same period last year, an increase of $1,238,000.
Industrial and Commercial Segment

	Six months ended June 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$2,898	100.0%	2,490	100.0%	408	16.4%

Depreciation and amortization	723	24.9%	637	25.7%	86	13.5%
Operating expenses	406	14.0%	317	12.7%	89	28.1%
Property taxes	127	4.4%	123	4.9%	4	3.3%
General and administrative	590	20.4%	708	28.4%	(118)	-16.7%

Cost of operations	1,846	63.7%	1,785	71.7%	61	3.4%

Operating profit	$1,052	36.3%	705	28.3%	347	49.2%
Total revenues in this segment were $2,898,000, up $408,000 or 16%, over the same period last year. Operating profit was $1,052,000, up $347,000 or 49% from $705,000 in the same quarter last year. Revenues and operating profit are up because of full occupancy at 1841 62nd Street (which had only $11,000 of revenue in the first quarter last year) and the addition of 1941 62nd Street to this segment in March 2023. We were 95.6% leased and occupied during the entire period. Net operating income in this segment was $2,346,000, up $716,000 or 44% compared to the same period last year partially due to $401,000 more unrealized rental revenue in the prior year due to rent abatements that expired in 2023.

Mining Royalty Lands Segment Results

	Six months ended June 30
(dollars in thousands)	2024	%	2023	%	Change	%

Mining royalty and rent revenue	$6,194	100.0%	6,546	100.0%	(352)	-5.4%

Depreciation, depletion and amortization	308	5.0%	334	5.0%	(26)	-7.8%
Operating expenses	33	0.5%	33	0.5%	—	—
Property taxes	144	2.3%	143	2.2%	1	0.7%
General and administrative	620	10.0%	514	7.9%	106	20.6%

Cost of operations	1,105	17.8%	1,024	15.6%	81	7.9%

Operating profit	$5,089	82.2%	5,522	84.4%	(433)	-7.8%

Total revenues in this segment were $6,194,000, a decrease of $352,000 or 5% versus $6,546,000 in the same period last year. Royalty tons were down 10%. Total operating profit in this segment was $5,089,000, a decrease of $433,000 versus $5,522,000 in the same period last year. Net operating income in this segment was $5,788,000, down $485,000 or 8% compared to the same period last year. The primary factor in the decrease is the deduction of royalties to resolve an $842,000 overpayment which we referenced previously. Through the first two quarters of this year, the tenant has withheld $566,000 in royalties otherwise due to the Company.

Development Segment Results

	Six months ended June 30
(dollars in thousands)	2024	2023	Change

Lease revenue	$608	953	(345)

Depreciation, depletion and amortization	85	96	(11)
Operating expenses	150	167	(17)
Property taxes	296	466	(170)
General and administrative	2,307	2,546	(239)

Cost of operations	2,838	3,275	(437)

Operating loss	$(2,230)	(2,322)	92

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2024, we had $156,929,000 of cash and cash equivalents. As of June 30, 2024 we had no debt borrowed under our $35 million Wells Fargo revolver, $548,000 outstanding under letters of credit and $34,452,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six Months Ended June 30,
	2024	2023
Total cash provided by (used for):
Operating activities	$15,082	12,853
Investing activities	(14,219)	(21,931)
Financing activities	(1,489)	(1,882)
Increase (decrease) in cash and cash equivalents	$(626)	(10,960)

Outstanding debt at the beginning of the period	178,705	178,557
Outstanding debt at the end of the period	178,779	178,631
Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2024 was $15,082,000 versus $12,853,000 in the same period last year. Income and NOI increased substantially but net cash provided by operating activities of the company excludes the unconsolidated joint ventures where much of the increase occurred.
At June 30, 2024, the Company was invested in U.S. Treasury notes valued at $136,493,000 maturing in 2024. The unrealized gain on these investments of $3,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).
Investing Activities - Net cash used in investing activities for the six months ended June 30, 2024 was $14,219,000 versus $21,931,000 in the same period last year. The $7.7 million decrease was primarily due to a $11.8 million decrease in investments in joint ventures due to lower capital calls and lending activity, a $6.9 million increase in return of capital form joint ventures due to permanent financing at .408 Jackson and higher lending venture returns partially offset by a $10.3 million increase in property due to active warehouse construction.
Financing Activities – Net cash required by financing activities was $1,489,000 versus $1,882,000 in the same period last year primarily due to $1.0 million repurchase of stock mostly offset by the exercise of employee stock options in the same period last year.

Credit Facilities - On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2024, these covenants would have limited our ability to pay dividends to a maximum of $100.4 million combined.
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
On December 4, 2023 the Bryant Street partnership secured a $110,000,000 loan with a floating rate equal to SOFR plus 2.9% from Rialto Capital Management, replacing the $132,000,000 loan with Capital One. It is a three year loan with two one-year extensions. A SOFR rate cap was secured at 5.35% from Chatham Financial creating an effective interest rate ceiling of 8.25%. The loan has a floor interest rate of 6.90%. FRP will look to secure a fixed permanent loan in the future when interest rates are more favorable.
On January 30, 2024 the Greenville partnership at .408 Jackson secured a $49,450,000 loan with a fixed rate of 5.59% from Fannie Mae, replacing the $36,000,000 loan with First National Bank. It is a seven year loan maturing February 1, 2031. The interest rate was favorable given the current market conditions and the term coincides with when the opportunity zone holding period lapses in 2030, when a sale could take place and the tax on gain is forgiven. As a result of refinancing, the Company received a $5 million return of capital.
On April 25, 2024 the Verge partnership secured a $68,862,000 loan with a fixed rate of 5.72% from Fannie Mae, replacing the $72,823,000 loan with Truist Bank. It is a seven year loan maturing May 1, 2031. The interest rate was favorable given the current market conditions and the term coincides with when the opportunity zone holding period lapses in 2030, when a sale could take place and the tax on gain is forgiven.
Cash Requirements – The Company expects to invest $46 million into our existing real estate holdings and joint ventures during the remainder of 2024 and $196 million beyond 2024 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

Non-GAAP Financial Measure.
To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro rata net operating income (NOI) because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. This measure is not, and should not be viewed as, a substitute for GAAP financial measures.

Pro rata Net Operating Income Reconciliation
Six months ended 06/30/24 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$805	(1,115)	(2,477)	3,876	2,305	3,394
Income tax allocation	247	(343)	(772)	1,191	993	1,316

Income (loss) before income taxes	1,052	(1,458)	(3,249)	5,067	3,298	4,710

Less:
Unrealized rents	19		9	229		257
Interest income		2,554			3,937	6,491
Plus:						—
Professional fees			15			15
Equity in loss of joint ventures	—	1,782	3,939	22		5,743
Interest expense	—	—	1,652	—	88	1,740
Depreciation/amortization	723	85	3,962	308		5,078
General and administrative	590	2,307	526	620	551	4,594
						—
Net operating income (loss)	2,346	162	6,836	5,788	—	15,132

NOI of noncontrolling interest			(3,111)			(3,111)
Pro rata NOI from unconsolidated joint ventures		1,615	4,128			5,743

Pro rata net operating income	$2,346	1,777	7,853	5,788	—	17,764

Pro rata Net Operating Income Reconciliation
Six months ended 06/30/23 (in thousands)

	Industrial and Commercial Segment	Development Segment	Multifamily Segment	MiningRoyalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$513	(5,257)	(509)	4,018	2,133	898
Income tax allocation	190	(1,950)	(90)	1,490	791	431

Income (loss) before income taxes	703	(7,207)	(599)	5,508	2,924	1,329

Less:
Unrealized rents	420	—	—	97	—	517
Gain on sale of real estate	—	—	—	10	—	10
Interest income	—	2,561	—	—	2,946	5,507
Plus:
Unrealized rents	—	—	100	—	—	100
Loss on sale of real estate	2	—	—	—	—	2
Professional fees	—	—	59	—	—	59
Equity in loss of joint ventures	—	7,446	202	24	—	7,672
Interest Expense	—	—	2,113	—	22	2,135
Depreciation/amortization	637	96	4,532	334	—	5,599
General and administrative	708	2,546	434	514	—	4,202

Net operating income (loss)	1,630	320	6,841	6,273	—	15,064

NOI of noncontrolling interest	—	—	(3,112)	—	—	(3,112)
Pro rata NOI from unconsolidated joint ventures	—	2,205	445	—	—	2,650

Pro rata net operating income	$1,630	2,525	4,174	6,273	—	14,602
The following tables detail the Development and Multifamily Segment pro rata NOI by project:

Development Segment:
Six months ended	FRP Portfolio	Bryant Street	BC FRP Realty, LLC	.408 Jackson	The Verge	Total Pro rata NOI

6/30/2024	$162	—	299	—	1,316	1,777
6/30/2023	$320	2,385	189	66	(435)	2,525

Multifamily Segment:
Six months ended	Dock 79	The Maren	Riverside	.408 Jackson	Bryant Street	Total Pro rata NOI

6/30/2024	$1,878	1,847	439	638	3,051	7,853
6/30/2023	$1,873	1,856	445	—	—	4,174

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.
Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at June 30, 2024 was Daily simple SOFR plus 2.25%.
The Company did not have any variable rate debt at June 30, 2024, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.
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
As of June 30, 2024, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.
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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30	—	$—	—	$7,363,000
May 1 through May 31	—	$—	—	$7,363,000
June 1 through June 30	—	$—	—	$7,363,000

Total	—	$—	—
(1)On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. On December 5, 2018, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 5, 2019, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On May 6, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization. On August 26, 2020, the Board of Directors approved a $10,000,000 increase in the Company’s stock repurchase authorization.
Item 6. EXHIBITS
(a)Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 34.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: August 7, 2024	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2024
EXHIBIT INDEX

(31)(a)	Certification of John D. Baker III.
(31)(b)	Certification of Matthew C. McNulty
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Controller and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)