Form 10-Q
period 2024-09-30
FRP HOLDINGS, INC.
filed 2024-11-06
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2024
Common Stock, $.10 par value per share	19,030,474 shares

FRP HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2024

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

Assets:	September 30 2024	December 31 2023
Real estate investments at cost:
Land	$168,958	141,602
Buildings and improvements	283,104	282,631
Projects under construction	29,414	10,845
Total investments in properties	481,476	435,078
Less accumulated depreciation and depletion	75,183	67,758
Net investments in properties	406,293	367,320

Real estate held for investment, at cost	11,290	10,662
Investments in joint ventures	157,272	166,066
Net real estate investments	574,855	544,048

Cash and cash equivalents	144,681	157,555
Cash held in escrow	981	860
Accounts receivable, net	1,826	1,046
Federal and state income taxes receivable	—	337
Unrealized rents	1,395	1,640
Deferred costs	2,569	3,091
Other assets	611	589
Total assets	$726,918	709,166

Liabilities:
Secured notes payable	$178,816	178,705
Accounts payable and accrued liabilities	6,060	8,333
Other liabilities	1,487	1,487
Federal and state income taxes payable	452	—
Deferred revenue	2,392	925
Deferred income taxes	68,356	69,456
Deferred compensation	1,451	1,409
Tenant security deposits	801	875
Total liabilities	259,815	261,190

Commitments and contingencies	—	—

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,030,474 and 18,968,448 shares issued and outstanding, respectively	1,903	1,897
Capital in excess of par value	68,313	66,706
Retained earnings	350,588	345,882
Accumulated other comprehensive income, net	80	35
Total shareholders’ equity	420,884	414,520
Noncontrolling interests	46,219	33,456
Total equity	467,103	447,976
Total liabilities and equity	$726,918	709,166
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Revenues:
Lease revenue	$7,434	7,509	$21,850	21,773
Mining royalty and rents	3,199	3,082	9,393	9,628
Total revenues	10,633	10,591	31,243	31,401

Cost of operations:
Depreciation/depletion/amortization	2,551	2,816	7,629	8,415
Operating expenses	1,860	2,012	5,429	5,574
Property taxes	850	919	2,517	2,745
General and administrative	2,289	1,948	6,883	6,150
Total cost of operations	7,550	7,695	22,458	22,884

Total operating profit	3,083	2,896	8,785	8,517

Net investment income	2,304	2,700	8,795	8,207
Interest expense	(742)	(1,116)	(2,482)	(3,251)
Equity in loss of joint ventures	(2,839)	(2,913)	(8,582)	(10,585)
(Loss) gain on sale of real estate	—	(1)	—	7
Income before income taxes	1,806	1,566	6,516	2,895
Provision for income taxes	427	467	1,743	898

Net income	1,379	1,099	4,773	1,997
Income (loss) attributable to noncontrolling interest	18	(160)	67	(425)
Net income attributable to the Company	$1,361	1,259	$4,706	2,422

Earnings per common share (1):
Net income attributable to the Company-
Basic	$.07	.07	$.25	.13
Diluted	$.07	.07	$.25	.13

Number of shares (in thousands) used in computing (1):
-basic earnings per common share	18,887	18,846	18,877	18,846
-diluted earnings per common share	18,972	18,920	18,967	18,926
(1)Adjusted for the 2 for 1 stock split that occurred in April 2024
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30,
	2024	2023	2024	2023
Net income	$1,379	1,099	$4,773	1,997
Other comprehensive income (loss) net of tax:
Unrealized gain on investments, net of income tax effect of $21, $145, $21 and $360	66	392	68	972
Minimum pension liability, net of income tax effect of $(2), $(3), $(8) and $(8)	(8)	(8)	(23)	(24)
Comprehensive income	$1,437	1,483	$4,818	2,945

Less comp. income (loss) attributable to noncontrolling interests	18	(160)	67	(425)

Comprehensive income attributable to the Company	$1,419	1,643	$4,751	3,370
See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands) (Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$4,773	1,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,840	8,557
Deferred income taxes	(1,100)	(57)
Equity in loss of joint ventures	8,582	10,585
Gain on sale of equipment and property	(27)	(14)
Stock-based compensation	1,613	1,472
Net changes in operating assets and liabilities:
Accounts receivable	(780)	(517)
Deferred costs and other assets	552	(538)
Accounts payable and accrued liabilities	(806)	(1,512)
Income taxes payable and receivable	789	686
Other long-term liabilities	(32)	62
Net cash provided by operating activities	21,404	20,721

Cash flows from investing activities:
Investments in properties	(47,089)	(4,634)
Investments in joint ventures	(14,219)	(31,648)
Return of capital from investments in joint ventures	14,428	7,559
Proceeds from the sale of assets	27	16
Cash held in escrow	(121)	151
Net cash used in investing activities	(46,974)	(28,556)

Cash flows from financing activities:
Distribution to noncontrolling interests	(2,406)	(2,437)
Contributions from noncontrolling interest	15,102	—
Repurchase of Company stock	—	(2,000)
Exercise of employee stock options	—	803
Net cash provided by (used in) financing activities	12,696	(3,634)

Net decrease in cash and cash equivalents	(12,874)	(11,469)
Cash and cash equivalents at beginning of year	157,555	177,497
Cash and cash equivalents at end of the period	$144,681	166,028

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,459	$3,248
Income taxes	2,067	622
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp- rehensive Income (loss), net	Total Share holders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at July 1, 2024	19,030,474	$1,903	$67,980	$349,227	$22	$419,132	$32,016	$451,148
Stock option grant compensation	—	—	19	—	—	19	—	19
Restricted stock compensation	—	—	314	—	—	314	—	314
Net income	—	—	—	1,361	—	1,361	18	1,379
Contributions from partner	—	—	—	—	—	—	15,102	15,102
Distributions to partners	—	—	—	—	—	—	(917)	(917)
Minimum pension liability,net	—	—	—	—	(8)	(8)	—	(8)
Unrealized loss on investment, net	—	—	—	—	66	66	—	66
Balance at September 30, 2024	19,030,474	$1,903	$68,313	$350,588	$80	$420,884	$46,219	$467,103

Balance at January 1, 2024	18,968,448	1,897	66,706	345,882	35	414,520	33,456	447,976
Stock option grant compensation	—	—	58	—	—	58	—	58
Restricted stock compensation	—	—	955	—	—	955	—	955
Shares granted to Directors	19,356	2	598	—	—	600		600
Restricted stock award	42,670	4	(4)	—	—	—	—	—
Net income	—	—	—	4,706	—	4,706	67	4,773
Contributions from partner	—	—	—	—	—	—	15,102	15,102
Distributions to partners	—	—	—	—	—	—	(2,406)	(2,406)
Minimum pension liability,net	—	—	—	—	(23)	(23)	—	(23)
Unrealized loss on investment, net	—	—	—	—	68	68	—	68
Balance at September 30, 2024	19,030,474	$1,903	$68,313	$350,588	$80	$420,884	$46,219	$467,103

Balance at July 1, 2023	18,991,346	$1,900	$66,078	$342,610	$(712)	$409,876	$35,116	$444,992
Stock option grant compensation	—	—	16	—	—	16	—	16
Restricted stock compensation	—	—	255	—	—	255	—	255
Shares purchased and cancelled	(37,138)	(4)	(129)	(867)	—	(1,000)	—	(1,000)
Net income	—	—	—	1,259	—	1,259	(160)	1,099
Distributions to partners	—	—	—	—	—	—	(752)	(752)
Minimum pension liability, net	—	—	—	—	(8)	(8)		(8)
Unrealized loss on investment, net	—	—	—	—	392	392	—	392
Balance at September 30, 2023	18,954,208	$1,896	$66,220	$343,002	$(328)	$410,790	$34,204	$444,994

Balance at January 1, 2023	18,919,372	$1,892	$64,212	$342,317	$(1,276)	$407,145	$37,066	$444,211
Exercise of stock options	35,470	4	799	—	—	803	—	803
Stock option grant compensation	—	—	49	—	—	49	—	49
Restricted stock compensation	—	—	773	—	—	773	—	773
Shares granted to Employees	1,856	—	50	—	—	50	—	50
Shares granted to Directors	20,760	2	598	—	—	600		600
Restricted stock award	50,568	4	(4)	—	—	—	—	—
Shares purchased and cancelled	(73,818)	(6)	(257)	(1,737)	—	(2,000)	—	(2,000)
Net income	—	—	—	2,422	—	2,422	(425)	1,997
Distributions to partners	—	—	—	—	—	—	(2,437)	(2,437)
Minimum pension liability, net	—	—	—	—	(24)	(24)	—	(24)
Unrealized loss on investment, net	—	—	—	—	972	972	—	972
Balance at September 30, 2023	18,954,208	$1,896	$66,220	$343,002	$(328)	$410,790	$34,204	$444,994

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. (the “Company” or “FRP”) inclusive of our operating real estate subsidiaries, FRP Development Corp. (“Development”), Florida Rock Properties, Inc. (“Properties”), Riverfront Investment Partners I, LLC, and Riverfront Investment Partners II, LLC. Our investments accounted for under the equity method of accounting are detailed in Note 11. Our ownership of Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC includes a non-controlling interest representing the ownership of our partners.
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2023.
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
(2) Recently Issued Accounting Standards.
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023 - 07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which which requires disclosure of the significant segment expense categories that are regularly provided to the chief operating decision maker (CODM) and disclosure of the individual or committee identified as the CODM beginning with our 10-K for 2024. We are evaluating the impact of this standard on our segment disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires additional information about the effective tax rate reconciliation and income taxes paid beginning with our 10-K for 2025. We are evaluating the impact of this standard on our income tax disclosures.

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
Through our Development Segment, we own and are continuously assessing the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will form joint ventures on new developments of land not previously owned by the Company. Two of our joint ventures in the segment, Lakeland Logistics Park Venture, LLC ("Lakeland") and Davie Logistics Park Venture, LLC ("Davie") are consolidated.
The Multifamily Segment includes joint ventures which own, lease and manage apartment projects that have met our initial lease-up criteria. Two of our joint ventures in the segment, Riverfront Investment Partners I, LLC (“Dock 79”) and Riverfront Investment Partners II, LLC (“The Maren”) are consolidated.
The ownership of our consolidated joint ventures attributable to our partners are reflected on our consolidated balance sheet as a noncontrolling interest. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity but separately from shareholders' equity. On the Consolidated Statements of Income, all of the revenues and expenses from our consolidated joint ventures are reported in net income, including both the amounts attributable to the Company and the noncontrolling interest. The amounts of consolidated net income attributable to the noncontrolling interest is clearly identified on the accompanying Consolidated Statements of Income.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Industrial and commercial	$1,455	1,442	$4,353	3,932
Mining royalty lands	3,199	3,082	9,393	9,628
Development	297	434	905	1,387
Multifamily	5,682	5,633	16,592	16,454
	$10,633	10,591	$31,243	31,401

Operating profit (loss):
Before general and administrative expenses:
Industrial and commercial	$842	838	$2,484	2,251
Mining royalty lands	2,946	2,745	8,655	8,781
Development	25	221	102	445
Multifamily	1,559	1,040	4,427	3,190
Operating profit before G&A	5,372	4,844	15,668	14,667
Total general and administrative expenses	2,289	1,948	6,883	6,150
	$3,083	2,896	$8,785	8,517

Interest expense	$742	$1,116	$2,482	3,251
Depreciation, depletion and amortization:
Industrial and commercial	$360	369	$1,083	1,006
Mining royalty lands	163	138	471	472
Development	43	44	128	140
Multifamily	1,985	2,265	5,947	6,797
	$2,551	2,816	$7,629	8,415
Capital expenditures:
Industrial and commercial	$235	12	$628	557
Mining royalty lands	18	—	60	—
Development	34,265	2,179	46,146	3,640
Multifamily	53	258	255	437
	$34,571	2,449	$47,089	4,634

Identifiable net assets	September 30, 2024	December 31, 2023

Industrial and commercial	$38,117	38,784
Mining royalty lands	47,733	48,072
Development	142,269	212,384
Multifamily	351,637	249,750
Cash items	145,662	158,415
Unallocated corporate assets	1,500	1,761
	$726,918	709,166
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
The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $687,000 for the nine months ended September 30, 2023. These charges are reflected as part of general and administrative expense.
To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.
(5) Long-Term Debt.
The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,254)	(1,365)
Credit agreement	—	—
	$178,816	178,705
On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective December 22, 2023. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of September 30, 2024, there was no debt outstanding on this revolver, $548,000 outstanding under letters of credit and $34,452,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate would have been 7.08% on September 30, 2024. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of September 30, 2024, these covenants would have limited our ability to pay dividends to a maximum of $102.6 million combined.
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
Debt cost amortization of $45,000 and $37,000 was recorded during the three months ended September 30, 2024 and 2023, respectively. Debt cost amortization of $134,000 and $111,000 was recorded during the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023 the Company capitalized interest costs of $705,000 and $297,000, respectively. During the nine months ended September 30, 2024 and 2023 the Company capitalized interest costs of $1,855,000 and $986,000, respectively.
The Company was in compliance with all debt covenants as of September 30, 2024.
(6) Earnings per Share.
The following details the computations of the basic and diluted earnings per common share as adjusted for the 2 for 1 stock split that occurred in April 2024 (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2024	2023	2024	2023

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	18,887	18,846	18,877	18,846

Common shares issuable under share-based payment plans which are potentially dilutive	85	74	90	80

Common shares used for diluted earnings per common share	18,972	18,920	18,967	18,926

Net income attributable to the Company	$1,361	1,259	$4,706	2,422

Earnings per common share:
-basic	$.07	.07	$.25	.13
-diluted	$.07	.07	$.25	.13
For the three and nine months ended September 30, 2024, the Company had 3,236 shares of stock options outstanding which were not used in the calculation above because the effect would have been anti-dilutive.

(7) Stock-Based Compensation Plans.
The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which stock options, restricted stock, and stock awards were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 569,118 at September 30, 2024.
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
The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock option grants	$19	$16	$58	$49
Restricted stock awards	314	255	955	773
Annual director stock award	—	—	600	600
Employee stock grant	—	—	—	50
	$333	$271	$1,613	$1,472

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Outstanding at January 1, 2024	126,880	$20.00	3.5	$981
Time-based awards granted	12,200	31.44		150
Performance-based awards granted	20,330	31.44		250
Outstanding at September 30, 2024	159,410	$22.33	4.0	$1,381

Exercisable at September 30, 2024	126,880	$20.00	2.7	$981

Vested during three months ended September 30, 2024	—			$—
The aggregate intrinsic value of exercisable in-the-money options was $1,252,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,252,000 based on the market closing price of $29.86 on September 30, 2024 less exercise prices.
The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2024 was $292,000, which is expected to be recognized over a weighted-average period of 3.8 years.
A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at January 1, 2024	109,454	$26.47	2.8	$2,897
Time-based awards granted	12,780	31.30		400
Performance-based awards granted	29,890	31.05		928
Vested	(8,684)	29.16		(253)
Non-vested at September 30, 2024	143,440	$27.44	2.8	$3,972
Total unrecognized compensation cost of restricted stock granted but not yet vested as of September 30, 2024 was $2,736,000 which is expected to be recognized over a weighted-average period of 2.8 years.
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
As of September 30, 2024, there was $548,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
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
(9) Concentrations.
The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 22.4% of the Company’s consolidated revenues during the nine months ended September 30, 2024, and $517,000 of accounts receivable at September 30, 2024. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.
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
At September 30, 2024, the Company was invested in U.S. Treasury notes valued at $117,933,000 maturing in 2024. The unrealized gain on these investments of $89,000 was recorded as part of comprehensive income and based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).
At September 30, 2024 and December 31, 2023, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.
The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2024, the carrying amount and fair value of such other long-term debt was $180,070,000 and $149,366,000, respectively. At December 31, 2023, the carrying amount and fair value of such other long-term debt was $180,070,000 and $145,678,000, respectively.

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
The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of September 30, 2024
Brooksville Quarry, LLC	50.00%	$7,514	14,432	(70)	(35)
BC FRP Realty, LLC	50.00%	5,484	21,996	(728)	(364)
Buzzard Point Sponsor, LLC	50.00%	2,424	4,848	—	—
Bryant Street Partnerships	72.10%	66,747	198,821	(6,748)	(4,969)
Lending ventures		27,374	16,929	—	—
Estero Partnership	16.00%	3,683	38,520	—	—
The Verge Partnership	61.37%	37,849	127,103	(3,969)	(2,436)
Greenville Partnerships	40.00%	6,197	100,735	(1,945)	(778)
Total		$157,272	523,384	(13,460)	(8,582)
The Company completed negotiations with MRP concerning the ownership adjustment related to the Bryant Street stabilization and conversion of FRP preferred equity to common equity resulting in FRP ownership of 72.10% effective in 2024 compared to 61.36% prior ownership.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of September 30, 2024 are summarized in the following two tables (in thousands):

	As of September 30, 2024
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily JV’s

Investments in real estate, net	$0	185,176	37,495	125,044	97,101	$444,816
Cash and restricted cash	0	5,193	1,025	1,580	3,027	10,825
Unrealized rents & receivables	0	6,960	0	310	494	7,764
Deferred costs	4,848	1,492	0	169	113	6,622
Total Assets	$4,848	198,821	38,520	127,103	100,735	$470,027

Secured notes payable	$0	110,802	16,000	68,178	81,756	$276,736
Other liabilities	0	2,459	0	856	2,225	5,540
Capital – FRP	2,424	64,740	3,600	35,575	5,356	111,695
Capital – Third Parties	2,424	20,820	18,920	22,494	11,398	76,056
Total Liabilities and Capital	$4,848	198,821	38,520	127,103	100,735	$470,027

	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,356	21,084	16,929	444,816	$497,185
Cash and restricted cash	74	108	0	10,825	11,007
Unrealized rents & receivables	0	451	0	7,764	8,215
Deferred costs	2	353	0	6,622	6,977
Total Assets	$14,432	21,996	16,929	470,027	$523,384

Secured notes payable	$0	10,857	(10,445)	276,736	$277,148
Other liabilities	66	283	0	5,540	5,889
Capital – FRP	7,515	5,428	27,374	111,695	152,012
Capital – Third Parties	6,851	5,428	0	76,056	88,335
Total Liabilities and Capital	$14,432	21,996	16,929	470,027	$523,384
The Company’s capital recorded by the unconsolidated Joint Ventures is $5,260,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

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
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(28,388,000) and $(21,823,000) as of September 30, 2024 and December 31, 2023, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV	Bryant Street Partnerships Total JV	Bryant Street Partnerships Company Share	Bryant Street Partnerships Company Share
	Nine Months ended	Nine Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$10,191	$9,322	$7,341	$5,720
Revenue – other	1,623	1,784	1,169	1,095
Total Revenues	11,814	11,106	8,510	6,815

Cost of operations:
Depreciation and amortization	5,139	5,202	3,702	3,192
Operating expenses	4,394	4,384	3,165	2,690
Property taxes	1,051	789	757	484
Total cost of operations	10,584	10,375	7,624	6,366

Total operating profit/(loss)	1,230	731	886	449
Interest expense	(7,978)	(8,607)	(5,855)	(5,380)

Net loss before tax	$(6,748)	$(7,876)	$(4,969)	$(4,931)
The Company completed negotiations with MRP concerning the ownership adjustment related to the Bryant Street stabilization and conversion of FRP preferred equity to common equity resulting in FRP ownership of 72.10% effective in 2024 compared to 61.36% prior ownership.
Interest expense in 2024 for the total JV and the Company share includes $372,000 loan guarantee expense.

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville Partnerships Total JV	Greenville Partnerships Total JV	Greenville Partnerships Company Share	Greenville Partnerships Company Share
	Nine Months ended	Nine Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$6,668	$4,875	$2,667	$1,950
Revenue – other	608	405	243	162
Total Revenues	7,276	5,280	2,910	2,112

Cost of operations:
Depreciation and amortization	2,625	2,118	1,050	847
Operating expenses	1,958	1,784	782	714
Property taxes	1,129	882	452	353
Total cost of operations	5,712	4,784	2,284	1,914

Total operating profit/(loss)	1,564	496	626	198
Interest expense	(3,509)	(2,872)	(1,404)	(1,148)

Net loss before tax	$(1,945)	$(2,376)	$(778)	$(950)

The income statements of The Verge Partnership are as follows (in thousands):

	The Verge Partnership Total JV	The Verge Partnership Total JV	The Verge Partnership Company Share	The Verge Partnership Company Share
	Nine Months ended	Nine Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$5,355	$2,042	$3,286	$1,254
Revenue – other	761	320	467	196
Total Revenues	6,116	2,362	3,753	1,450

Cost of operations:
Depreciation and amortization	3,250	2,958	1,995	1,815
Operating expenses	2,301	2,057	1,411	1,263
Property taxes	743	741	456	455
Total cost of operations	6,294	5,756	3,862	3,533

Total operating profit/(loss)	(178)	(3,394)	(109)	(2,083)
Interest expense	(3,791)	(3,767)	(2,327)	(2,312)

Net loss before tax	$(3,969)	$(7,161)	$(2,436)	$(4,395)

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
The following discussion includes non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed are operating profit before G&A and pro rata net operating income (NOI). The Company uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measure” below in this quarterly report for a more detailed discussion, including reconciliations of this non-GAAP financial measure to its most directly comparable GAAP financial measure.
Executive Overview - FRP Holdings, Inc. is a real estate development, asset management and operating company businesses. Our properties are located in the Mid-Atlantic and southeastern United States and consist of:
Residential apartments in Washington, D.C. and Greenville, SC;
Warehouse or office properties in Maryland and Florida either existing or under development;
Mining royalty lands, some of which will have second lives as development properties;
Mixed use properties under development in Washington, D.C., Greenville, SC and Florida; and
Properties held for sale.
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
Multifamily Segment.
At quarter end, the segment included six stabilized joint ventures which own and manage apartment buildings and any retail associated with a development. These assets create revenue and cash flows through tenant rental payments, and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. 90 days prior to the expiration, as long as there is no balance due, the tenant is offered a renewal. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 -15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The five multifamily properties are as follows:

Property and Occupancy	JV Partners	Method of Accounting	% Ownership
Dock 79, Washington, D.C., 305 apartment units and 14,430 square feet of retail	MRP Realty & Steuart Investment Company	Consolidated	52.8%
The Maren, Washington, D.C., 264 residential units and 6,811 square feet of retail	MRP Realty & Steuart Investment Company	Consolidated	56.33%
The Verge, Washington, D.C., 344 apartment units and 8,536 square feet of retail.	MRP Realty	Equity Method	61.37%
Riverside, Greenville, SC, 200 apartment units	Woodfield Development	Equity Method	40%
Bryant Street, Washington D.C., 487 apartment units and 91,520 square feet of retail	MRP Realty	Equity Method	72.10%
.408 Jackson, Greenville, SC, 227 apartment units and 4,539 square feet of retail.	Woodfield Development	Equity Method	40%
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
As of September 30, 2024, the Industrial and Commercial Segment includes four commercial properties owned by the Company in fee simple as follows:
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
The major expenses in this segment are comprised of collection and accounting for royalties, management’s oversight of the mining leases, land entitlement for post-mining uses and property taxes at our non-leased locations and at our Grandin location which, unlike our other leased mining locations, are not entirely paid by the tenant. As such, our costs in this business are very low as a percentage of revenue, are relatively stable and are not affected by increases in production at our locations. Our current mining tenants include Vulcan Materials, Martin Marietta, Cemex, Summit Materials and The Concrete Company.
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
At September 30, 2024, this segment owned the following future development parcels:
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
We also have three properties that were either spun off to us from Florida Rock Industries in 1986 or acquired by us from unrelated third parties. These properties, as a result of our “highest and best use” studies, are being prepared for income generation through sale or joint venture with third parties, and in certain cases we are leasing these properties on an interim basis for an income stream while we wait for the development market to mature.

Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.25	Conceptual design program ongoing	$7,321,000
Hampstead Trade Center, MD	118	Zoning applied for in preparation for sale	$11,290,000
Square 664E, on the Anacostia River in DC	2.1	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,234,000
Total	122.4		$25,845,000
Development Segment - Investments in Joint Ventures
The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, FL	Vulcan Materials Company	Future planned residential development of 4,280 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	329,000 square-foot, multi-building business park in lease-up	50%
Aberdeen Overlook residential development in Harford County, MD		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Amber Ridge residential development in Prince George’s County, MD		$18.5 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Estero, FL	Woodfield Development	Pre-development activities for a mixed-use project with 596 multifamily units, 70,000 square feet of commercial space, 40,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for first phase of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Woven property in Greensville, SC	Woodfield Development	Pre-development activities for a mixed-use project with approximately 214 multifamily units and 10,000 square feet of retail space	50%
Lakeland, FL	BBX Logistics	Pre-development activities for a 200,000 square foot class A warehouse.	50%
Broward County, FL	BBX Logistics	Pre-development activities for 182,000 square feet of industrial product.	50%

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of September 30, 2024
Brooksville Quarry, LLC	50.00%	$7,514	7,216	—	(35)
BC FRP Realty, LLC	50.00%	5,484	10,998	5,429	(364)
Buzzard Point Sponsor, LLC	50.00%	2,424	2,424	—	—
Bryant Street Partnerships	72.10%	66,747	143,350	79,888	(4,969)
Lending ventures	100.00%	27,374	16,929	(5,223)	—
Estero Partnership	16.00%	3,683	6,163	2,560	—
The Verge Partnership	61.37%	37,849	78,003	41,841	(2,436)
Greenville Partnerships	40.00%	6,197	40,294	32,702	(778)
Total		$157,272	305,377	157,197	(8,582)
The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of September 30, 2024 are summarized in the following two tables (in thousands):

	As of September 30, 2024
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily JV’s

Investments in real estate, net	$0	185,176	37,495	125,044	97,101	$444,816
Cash and restricted cash	0	5,193	1,025	1,580	3,027	10,825
Unrealized rents & receivables	0	6,960	0	310	494	7,764
Deferred costs	4,848	1,492	0	169	113	6,622
Total Assets	$4,848	198,821	38,520	127,103	100,735	$470,027

Secured notes payable	$0	110,802	16,000	68,178	81,756	$276,736
Other liabilities	0	2,459	0	856	2,225	5,540
Capital – FRP	2,424	64,740	3,600	35,575	5,356	111,695
Capital – Third Parties	2,424	20,820	18,920	22,494	11,398	76,056
Total Liabilities and Capital	$4,848	198,821	38,520	127,103	100,735	$470,027

	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,356	21,084	16,929	444,816	$497,185
Cash and restricted cash	74	108	0	10,825	11,007
Unrealized rents & receivables	0	451	0	7,764	8,215
Deferred costs	2	353	0	6,622	6,977
Total Assets	$14,432	21,996	16,929	470,027	$523,384

Secured notes payable	$0	10,857	(10,445)	276,736	$277,148
Other liabilities	66	283	0	5,540	5,889
Capital – FRP	7,515	5,428	27,374	111,695	152,012
Capital – Third Parties	6,851	5,428	0	76,056	88,335
Total Liabilities and Capital	$14,432	21,996	16,929	470,027	$523,384

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of September 30, 2024:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$351,637	38,117	47,733	142,269	147,162	$726,918
Investments in unconsolidated joint ventures	(110,793)		(7,514)	(38,965)		(157,272)
Company's share of assets in unconsolidated joint ventures	261,647		7,216	36,514		305,377
Noncontrolling interest in consolidated assets	(110,222)			(15,227)	(1,894)	(127,343)
Pro rata assets	$392,269	38,117	47,435	124,591	145,268	$747,680

Consolidated secured notes payable	178,816					178,816
Company's share of debt in unconsolidated joint ventures	154,431			2,767		157,198
Noncontrolling interest in consolidated debt	(81,324)					(81,324)
Pro rata debt	$251,923	—	—	2,767	—	$254,690

Pro rata assets less debt	$140,346	38,117	47,435	121,825	145,268	$492,991
Deferred income taxes						(68,356)
Other liabilities and noncontrolling interest adjustment						(3,751)
Consolidated shareholder's equity						$420,884

Executive Summary and Analysis – In the third quarter, the Company saw a 39% improvement in pro rata NOI compared to the same period last year, and a 28% increase in pro rata NOI in the first nine months compared to the same period last year. This is consistent with the 26.4% CAGR at which we have grown pro rata NOI over the last three years on a trailing twelve month basis. The growth in pro rata NOI for the third quarter was driven by increases across all segments but particularly in the Mining and Royalties segment (80% increase). The substantial increase in Mining Royalty NOI was due to a $2 million increase in unrealized revenue. This was mostly the result of a one-time, minimum royalty payment at one location which is straight-lined across the life of the lease for GAAP revenue purposes.

Shell construction is nearly complete for our Chelsea Project in Harford County, MD, which we expect to come in under budget and exceed our underwriting expectations upon stabilization. We are working to get shovel ready the sites of our two industrial JV’s in Florida with an anticipated construction start for both in March of 2025. These three projects represent 640,000 square feet of new, Class A, industrial product requiring $116 million in total capex and are in keeping with our stated strategy of focusing on industrial development. We have underwritten all these projects at an unlevered 6-7% yield.

Third Quarter Highlights
•8% increase in Net Income ($1.4 million vs $1.3 million)
•39% increase in pro rata NOI ($11.3 million vs $8.1 million)
•Pro rata NOI includes a one-time, catch-up, minimum royalty payment of $1.9 million that applies to the prior twenty-four months as the tenant failed to meet a production requirement contained in the lease. This revenue was straight-lined over the life of the lease.
•23% increase in the Multifamily segment’s pro rata NOI primarily due to lease up of Bryant St., 408 Jackson, and The Verge. This comparison includes the results for these three projects from the same period last year (when these projects were still in our Development segment).
•10% increase in Industrial and Commercial segment NOI

Comparative Results of Operations for the Three months ended September 30, 2024 and 2023
Consolidated Results

(dollars in thousands)	Three Months Ended September 30,
	2024	2023	Change	%
Revenues:
Lease revenue	$7,434	7,509	$(75)	-1.0%
Mining royalty and rents	3,199	3,082	117	3.8%
Total revenues	10,633	10,591	42	.4%

Cost of operations:
Depreciation, depletion and amortization	2,551	2,816	(265)	-9.4%
Operating expenses	1,860	2,012	(152)	-7.6%
Property taxes	850	919	(69)	-7.5%
General and administrative	2,289	1,948	341	17.5%
Total cost of operations	7,550	7,695	(145)	-1.9%

Total operating profit	3,083	2,896	187	6.5%

Net investment income	2,304	2,700	(396)	-14.7%
Interest expense	(742)	(1,116)	374	-33.5%
Equity in loss of joint ventures	(2,839)	(2,913)	74	-2.5%
(Loss) gain on sale of real estate	—	(1)	1	-100.0%
Income before income taxes	1,806	1,566	240	15.3%
Provision for income taxes	427	467	(40)	-8.6%

Net income	1,379	1,099	280	25.5%
Income (loss) attributable to noncontrolling interest	18	(160)	178	-111.3%
Net income attributable to the Company	$1,361	1,259	$102	8.1%

Net income for the third quarter of 2024 was $1,361,000 or $.07 per share versus $1,259,000 or $.07 per share in the same period last year. Pro rata NOI for the third quarter of 2024 was $11,272,000 versus $8,085,000 in the same period last year including the one-time, $1.9 million royalty payment referenced in the third quarter highlights. The third quarter of 2024 was impacted by the following items:
•Operating profit increased 6% as favorable results in Multifamily, Industrial and Commercial, and Mining were partially offset by higher net Development segment and General and administrative costs.
•Net investment income decreased $396,000 due to reduced income from our lending ventures ($75,000) and decreased preferred interest ($613,000) due to the conversion of FRP preferred equity to common equity at Bryant Street partially offset by increased earnings on cash equivalents ($292,000).
•Interest expense decreased $374,000 compared to the same quarter last year as we capitalized $408,000 more interest this quarter, partially offset by higher costs related to the increase in our line of credit with

Wells Fargo. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.
•Equity in loss of Joint Ventures improved $74,000 due to improved results of our unconsolidated joint ventures. Results improved at The Verge ($372,000) due to lease up but were lower at .408 Jackson ($104,000) due to an increased real estate tax assessment and BC Realty ($196,000) due to a $302,000 write off of design costs for offices on phase II as we made the decision to repurpose the plan to a higher and better use.

Multifamily Segment (Consolidated)
Our Multifamily Segment consists of two consolidated joint ventures (Dock 79 and The Maren).

	Three months ended September 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$5,682	100.0%	5,633	100.0%	49	.9%

Depreciation and amortization	1,985	35.0%	2,265	40.1%	(280)	-12.4%
Operating expenses	1,573	27.7%	1,773	31.5%	(200)	-11.3%
Property taxes	565	9.9%	555	9.9%	10	1.8%

Cost of operations	4,123	72.6%	4,593	81.5%	(470)	-10.2%

Operating profit before G&A	$1,559	27.4%	1,040	18.5%	519	49.9%

Total revenues for our two consolidated joint ventures were $5,682,000, an increase of $49,000 versus $5,633,000 in the same period last year. Total operating profit before G&A for the consolidated joint ventures was $1,559,000, an increase of $519,000, or 50% versus $1,040,000 in the same period last year primarily due to lower depreciation and operating expenses. Depreciation decreased as some of the assets became fully depreciated. Operating expenses decreased due to lower maintenance, utilities, insurance and marketing costs.

Multifamily Segment (Pro rata unconsolidated)
Our Multifamily Segment has four unconsolidated joint ventures (Bryant Street, The Verge, Riverside, and .408 Jackson). Riverside was moved from the Development segment to the Multifamily segment in 2022, Bryant Street and .408 Jackson moved as of the beginning of 2024 and The Verge moved effective July 1, 2024, each upon reaching lease up stabilization.

	Three months ended September 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$5,119	100.0%	4,103	100.0%	1,016	24.8%

Depreciation and amortization	2,228	43.5%	1,813	44.2%	415	22.9%
Operating expenses	1,895	37.0%	1,652	40.3%	243	14.7%
Property taxes	467	9.1%	487	11.9%	(20)	-4.1%

Cost of operations	4,590	89.7%	3,952	96.3%	638	16.1%

Operating profit before G&A	$529	10.3%	151	3.7%	378	250.3%
For our four unconsolidated joint ventures, pro rata revenues were $5,119,000, an increase of $1,016,000 or 25% compared to $4,103,000 in the same period last year. Pro rata operating profit before G&A was $529,000, an increase of $378,000 or 250% versus $151,000 in the same period last year.
Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)
For ease of comparison all the figures in the tables below include the results for Bryant Street, .408 Jackson, and The Verge from the same period last year (when these projects were still in our Development segment).

	Three months ended September 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$8,215	100.0%	7,171	100.0%	1,044	14.6%

Depreciation and amortization	3,316	40.4%	3,049	42.5%	267	8.8%
Operating expenses	2,749	33.5%	2,622	36.6%	127	4.8%
Property taxes	774	9.4%	788	11.0%	(14)	-1.8%

Cost of operations	6,839	83.3%	6,459	90.1%	380	5.9%

Operating profit before G&A	$1,376	16.7%	712	9.9%	664	93.3%

Depreciation and amortization	3,316		3,049		267
Unnrealized rents & other	30		64		(34)
Net operating income	$4,722	57.5%	3,825	53.3%	897	23.5%
/
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $4,722,000, up $897,000 or 23% compared to $3,825,000 in the same quarter last year. Most of this increase was from the lease up of Bryant Street, .408 Jackson, and The Verge. These three projects contributed $2,542,000 of pro rata NOI to this segment compared to $1,787,000 in the Development segment in the same quarter last year, an increase of $755,000. Same store NOI increased $142,000 or 7%,

Apartment Building	Units	Pro rata NOI Q3 2024	Pro rata NOI Q3 2023	Avg. Occupancy Q3 2024	Avg. Occupancy CY 2023	Renewal Success Rate Q3 2024	Renewal % increase Q3 2024

Dock 79 Anacostia DC	305	$964,000	$952,000	94.0%	94.4%	71.4%	2.9%
Maren Anacostia DC	264	$973,000	$855,000	94.9%	95.6%	50.7%	2.3%
Riverside Greenville	200	$243,000	$231,000	94.0%	94.5%	56.0%	2.7%
Bryant Street DC	487	$1,537,000	$1,210,000	91.5%	92.9%	56.7%	2.0%
.408 Jackson Greenville	227	$362,000	$284,000	94.5%	59.9%	52.9%	6.1%
Verge Anacostia DC	344	$643,000	$293,000	90.1%	47.3%	63.6%	3.9%
Multifamily Segment	1,483	$4,722,000	$3,825,000	92.8%	81.0%
Industrial and Commercial Segment

	Three months ended September 30
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$1,455	100.0%	1,442	100.0%	13	0.9%

Depreciation and amortization	360	24.7%	369	25.6%	(9)	(2.4%)
Operating expenses	185	12.7%	173	12.0%	12	6.9%
Property taxes	68	4.7%	62	4.3%	6	9.7%

Cost of operations	613	42.1%	604	41.9%	9	1.5%

Operating profit before G&A	$842	57.9%	838	58.1%	4	0.5%

Depreciation and amortization	360		369		(9)
Unrealized revenues	7		(111)		118
Net operating income	$1,209	83.1%	$1,096	76.0%	$113	10.3%
Total revenues in this segment were $1,455,000, up $13,000 or 1%, over the same period last year. Operating profit before G&A was $842,000, up $4,000 or 0.5% over the same quarter last year. We now have nine buildings in service at three different locations totaling 515,077 square feet of industrial and 33,708 square feet of office. These assets were 95.6% leased and occupied during the entire quarter. Net operating income in this segment was $1,209,000, up $113,000 or 10% compared to the same quarter last year primarily due to more unrealized rental revenue in the prior year due to rent abatements that expired in 2023.

Mining Royalty Lands Segment Results

	Three months ended September 30
(dollars in thousands)	2024	%	2023	%	Change	%

Mining royalty and rent revenue	$3,199	100.0%	3,082	100.0%	117	3.8%

Depreciation, depletion and amortization	163	5.1%	138	4.4%	25	18.1%
Operating expenses	20	0.6%	18	0.6%	2	11.1
Property taxes	70	2.2%	181	5.9%	(111)	-61.3%

Cost of operations	253	7.9%	337	10.9%	(84)	-24.9%

Operating profit before G&A	$2,946	92.1%	2,745	89.1%	201	7.3%

Depreciation and amortization	163		138		25
Unrealized revenues	1,994		(46)		2,040
Net operating income	$5,103	159.5%	$2,837	92.1%	$2,266	79.9%

Total revenues in this segment were $3,199,000, an increase of $117,000 or 3.8% versus $3,082,000 in the same period last year. Royalty tons were down 3%. Total operating profit before G&A in this segment was $2,946,000, an increase of $201,000 versus $2,745,000 in the same period last year due to higher revenues and lower property taxes. Net Operating Income this quarter for this segment was $5,103,000, up $2,266,000 or 80% compared to the same quarter last year mostly due to a $2,040,000 increase in unrealized revenues. This was mostly the result of a one-time, minimum royalty payment at one location which is straight-lined across the life of the lease for GAAP revenue purposes.

Development Segment Results

	Three months ended September 30
(dollars in thousands)	2024	2023	Change

Lease revenue	$297	434	(137)

Depreciation, depletion and amortization	43	44	(1)
Operating expenses	82	48	34
Property taxes	147	121	26

Cost of operations	272	213	59

Operating profit before G&A	$25	221	(196)

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

▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $25.5 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. At quarter-end, 79 lots have been sold and $12.9 million of preferred interest and principal has been returned to the company of which $3.6 million was booked as profit to the Company.

Nine Month Highlights
•94% increase in Net Income ($4.7 million vs $2.4 million)
•28% increase in pro rata NOI ($29.0 million vs $22.7 million), including the one-time, $1.9 million minimum royalty payment referenced previously
•39% increase in the Multifamily segment’s pro rata NOI primarily due to lease up of Bryant St., 408 Jackson, and The Verge. This comparison includes the results for these three projects from the same period last year (when these projects were still in our Development segment).
•11% increase in Industrial and Commercial revenue and 30% increase in that segment’s NOI

Comparative Results of Operations for the Nine months ended September 30, 2024 and 2023
Consolidated Results

(dollars in thousands)	Nine Months Ended September 30,
	2024	2023	Change	%
Revenues:
Lease revenue	$21,850	21,773	$77	.4%
Mining royalty and rents	9,393	9,628	(235)	-2.4%
Total revenues	31,243	31,401	(158)	-.5%

Cost of operations:
Depreciation/depletion/amortization	7,629	8,415	(786)	-9.3%
Operating expenses	5,429	5,574	(145)	-2.6%
Property taxes	2,517	2,745	(228)	-8.3%
General and administrative	6,883	6,150	733	11.9%
Total cost of operations	22,458	22,884	(426)	-1.9%

Total operating profit	8,785	8,517	268	3.1%

Net investment income	8,795	8,207	588	7.2%
Interest expense	(2,482)	(3,251)	769	-23.7%
Equity in loss of joint ventures	(8,582)	(10,585)	2,003	-18.9%
Gain on sale of real estate	—	7	(7)	-100.0%
Income before income taxes	6,516	2,895	3,621	125.1%
Provision for income taxes	1,743	898	845	94.1%

Net income	4,773	1,997	2,776	139.0%
Income (loss) attributable to noncontrolling interest	67	(425)	492	-115.8%
Net income attributable to the Company	$4,706	$2,422	$2,284	94.3%

Net income for the first nine months of 2024 was $4,706,000 or $.25 per share versus $2,422,000 or $.13 per share in the same period last year. Pro rata NOI for the first nine months of 2024 was $29,036,000 versus $22,687,000 in the same period last year. The first nine months of 2024 were impacted by the following items:
•Operating profit increased 3.1% as favorable results in Multifamily and Industrial and Commercial were mostly offset by lower Mining profits and higher net Development and General and administrative costs.
•Pro rata NOI includes a one-time, catch-up, minimum royalty payment of $1,853,000 that applies to the prior twenty-four months as the tenant failed to meet a production requirement contained in the lease. This revenue was straight-lined over the life of the lease.
•Net investment income increased $588,000 due to increased earnings on cash equivalents ($1,252,000) and increased income from our lending ventures ($1,155,000), partially offset by decreased preferred interest ($1,819,000) due to the conversion of FRP preferred equity to common equity at Bryant Street.

•Interest expense decreased $769,000 compared to the same period last year as we capitalized $869,000 more interest, partially offset by increased costs related to the increase in our line of credit with Wells Fargo. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.

•Equity in loss of Joint Ventures improved $2,003,000 due to improved results at our unconsolidated joint ventures. Results improved at The Verge ($1,959,000) and .408 Jackson ($169,000).

Multifamily Segment (Consolidated)

	Nine Months Ended September 30,
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$16,592	100.0%	16,454	100.0%	138	.8%

Depreciation and amortization	5,947	35.9%	6,797	41.3%	(850)	-12.5%
Operating expenses	4,553	27.4%	4,818	29.3%	(265)	-5.5%
Property taxes	1,665	10.0%	1,649	10.0%	16	1.0%

Cost of operations	12,165	73.3%	13,264	80.6%	(1,099)	-8.3%

Operating profit before G&A	$4,427	26.7%	3,190	19.4%	1,237	38.8%

Total revenues for our two consolidated joint ventures were $16,592,000, an increase of $138,000 versus $16,454,000 in the same period last year. Total operating profit before G&A for the consolidated joint ventures was $4,427,000, an increase of $1,237,000, or 39% versus $3,190,000 in the same period last year primarily due to lower depreciation and operating expense. Depreciation decreased as some of the assets became fully depreciated. Operating expenses decreased due to lower maintenance, utilities, insurance and marketing costs.

Multifamily Segment (Pro rata unconsolidated)

	Nine Months Ended September 30,
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$15,173	100.0%	10,377	100.0%	4,796	46.2%

Depreciation and amortization	6,747	44.5%	5,854	56.4%	893	15.3%
Operating expenses	5,358	35.3%	4,667	45.0%	691	14.8%
Property taxes	1,665	11.0%	1,292	12.5%	373	28.9%

Cost of operations	13,770	90.8%	11,813	113.8%	1,957	16.6%

Operating profit	$1,403	9.2%	(1,436)	(13.8%)	2,839

For our four unconsolidated joint ventures, pro rata revenues were $15,173,000, an increase of $4,796,000 or 46% compared to $10,377,000 in the same period last year. Pro rata operating profit before G&A was $1,403,000, an increase of $2,839,000 versus a loss of $1,436,000 in the same period last year.
Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)
For ease of comparison all the figures in the tables below include the results for Bryant Street, .408 Jackson, and The Verge from prior periods (when these projects were still in our Development segment).

	Nine Months Ended September 30,
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$24,214	100.0%	19,343	100.0%	4,871	25.2%

Depreciation and amortization	10,006	41.3%	9,565	49.4%	441	4.6%
Operating expenses	7,844	32.4%	7,324	37.9%	520	7.1%
Property taxes	2,570	10.6%	2,188	11.3%	382	17.5%

Cost of operations	20,420	84.3%	19,077	98.6%	1,343	7.0%

Operating profit before G&A	$3,794	15.7%	266	1.4%	3,528	1326.3%

Depreciation and amortization	10,006		9,565		441
Unnrealized rents & other	91		184		(93)
Net operating income	$13,891	57.4%	10,015	51.8%	3,876	38.7%

The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $13,891,000, up $3,876,000 or 39% compared to $10,015,000 in the same period last year. Most of this increase was from the lease up of Bryant Street, .408 Jackson, and The Verge. These three projects contributed

$7,547,000 of pro rata NOI to this segment compared to $3,803,000 in the Development segment in the same period last year, an increase of $3,744,000. Same store NOI increased $132,000 or 2%.

Apartment Building	Units	Pro rata NOI YTD 2024	Pro rata NOI YTD 2023	Avg. Occupancy YTD 2024	Avg. Occupancy CY 2023	Renewal Success Rate YTD 2024	Renewal % increase YTD 2024

Dock 79 Anacostia DC	305	$2,842,000	$2,825,000	94.1%	94.4%	68.3%	3.2%
Maren Anacostia DC	264	$2,820,000	$2,711,000	94.5%	95.6%	56.8%	2.2%
Riverside Greenville	200	$682,000	$676,000	93.6%	94.5%	57.5%	3.1%
Bryant Street DC	487	$4,588,000	$3,595,000	91.9%	92.9%	57.5%	2.8%
.408 Jackson Greenville	227	$1,000,000	$350,000	94.6%	59.9%	53.3%	5.0%
Verge Anacostia DC	344	$1,959,000	-$142,000	89.7%	47.3%	67.4%	1.8%
Multifamily Segment	1,483	$13,891,000	$10,015,000	92.7%

Industrial and Commercial Segment

	Nine Months Ended September 30,
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$4,353	100.0%	3,932	100.0%	421	10.7%

Depreciation and amortization	1,083	24.8%	1,006	25.6%	77	7.7%
Operating expenses	591	13.6%	490	12.5%	101	20.6%
Property taxes	195	4.5%	185	4.7%	10	5.4%

Cost of operations	1,869	42.9%	1,681	42.8%	188	11.2%

Operating profit before G&A	$2,484	57.1%	2,251	57.2%	233	10.4%

Depreciation and amortization	1,083		1,006		77
Unrealized revenues	(12)		(531)		519
Net operating income	$3,555	81.7%	$2,726	69.3%	$829	30.4%
Total revenues in this segment were $4,353,000, up $421,000 or 11%, over the same period last year. Operating profit before G&A was $2,484,000, up $233,000 or 10% from $2,251,000 in the same quarter last year. Revenues and operating profit are up because of full occupancy at 1841 62nd Street (which had only $11,000 of revenue in the first quarter last year) and the addition of 1941 62nd Street to this segment in March 2023. We were 95.6% leased and occupied during the entire period. Net operating income in this segment was $3,555,000, up $829,000 or 30% compared to the same period last year partially due to $519,000 more unrealized rental revenue in the prior year due to rent abatements that expired in 2023.

Mining Royalty Lands Segment Results

	Nine Months Ended September 30,
(dollars in thousands)	2024	%	2023	%	Change	%

Mining royalty and rent revenue	$9,393	100.0%	9,628	100.0%	(235)	-2.4%

Depreciation, depletion and amortization	471	5.0%	472	4.9%	(1)	-0.2%
Operating expenses	53	0.6%	51	0.5%	2	3.9
Property taxes	214	2.3%	324	3.4%	(110)	-34.0%

Cost of operations	738	7.9%	847	8.8%	(109)	-12.9%

Operating profit before G&A	$8,655	92.1%	8,781	91.2%	(126)	-1.4%

Depreciation and amortization	471		472		(1)
Unrealized revenues	1,765		(143)		1,908
Net operating income	$10,891	115.9%	$9,110	94.6%	$1,781	19.5%

Total revenues in this segment were $9,393,000, a decrease of $235,000 or 2% versus $9,628,000 in the same period last year. Royalty revenues were impacted by the deduction of royalties to resolve an $842,000 overpayment which we referenced previously. Through the first three quarters of this year, the tenant has withheld $619,000 in royalties otherwise due to the Company with the remainder ($223,000) withheld in the fourth quarter of 2023. There are no further amounts to be withheld moving forward. Royalty tons were down 8%. Total operating profit before G&A in this segment was $8,655,000, a decrease of $126,000 versus $8,781,000 in the same period last year. Net operating income in this segment was $10,891,000, up $1,781,000 or 20% compared to the same period last year mostly due to a $1,908,000 increase in unrealized revenues (see discussion in the Mining segment's quarterly analysis).

Development Segment Results

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change

Lease revenue	$905	1,387	(482)

Depreciation, depletion and amortization	128	140	(12)
Operating expenses	232	215	17
Property taxes	443	587	(144)

Cost of operations	803	942	(139)

Operating profit before G&A	$102	445	(343)

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2024, we had $144,681,000 of cash and cash equivalents. As of September 30, 2024 we had no debt borrowed under our $35 million Wells Fargo revolver, $548,000 outstanding under letters of credit and $34,452,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine Months Ended September 30,
	2024	2023
Total cash provided by (used for):
Operating activities	$21,404	20,721
Investing activities	(46,974)	(28,556)
Financing activities	12,696	(3,634)
Increase (decrease) in cash and cash equivalents	$(12,874)	(11,469)

Outstanding debt at the beginning of the period	178,705	178,557
Outstanding debt at the end of the period	178,816	178,631

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2024 was $21,404,000 versus $20,721,000 in the same period last year. Income and NOI increased substantially but net cash provided by operating activities of the company excludes the unconsolidated joint ventures where much of the increase occurred.
At September 30, 2024, the Company was invested in U.S. Treasury notes valued at $117,933,000 maturing in 2024. The unrealized gain on these investments of $89,000 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).
Investing Activities - Net cash used in investing activities for the nine months ended September 30, 2024 was $46,974,000 versus $28,556,000 in the same period last year. The $18.4 million increase was primarily due to a $42.5 million increase in property due to $30.3 million invested by the Company and BBX in the consolidated warehouse joint ventures and active Company warehouse construction partially offset by a $17.4 million decrease in investments in joint ventures due to lower capital calls and lending activity, and a $6.9 million increase in return of capital from joint ventures due to permanent financing at .408 Jackson and higher lending venture returns.
Financing Activities – Net cash provided by financing activities was $12,696,000 versus $3,634,000 required in the same period last year primarily due $15.1 million of contributions from BBX toward our consolidated partnerships versus the same period last year including $2.0 million repurchase of stock partially offset by the exercise of employee stock options.

Credit Facilities - On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2024, these covenants would have limited our ability to pay dividends to a maximum of $102.6 million combined.
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
On July 25, 2022 the Greenville partnership at Riverside secured a $32,000,000 loan with a fixed rate of 4.92% from Synovus Bank, replacing the $22,800,000 loan with Truist Bank. It is an eight year loan maturing July 25, 2030. The term coincides with when the opportunity zone holding period lapses in 2030, when a sale could take place and the tax on gain is forgiven.
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
Cash Requirements – The Company expects to invest $16 million into our existing real estate holdings and joint ventures during the remainder of 2024 and $213 million beyond 2024 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

Non-GAAP Financial Measures.
To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro rata net operating income (NOI) because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. This measure is not, and should not be viewed as, a substitute for GAAP financial measures. For ease of comparison all the figures in the tables below include the results for Bryant Street, .408 Jackson, and The Verge in the Multifamily segment for all periods shown.

Pro rata Net Operating Income Reconciliation
Nine months ended 09/30/24 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$1,222	(2,498)	(3,951)	5,884	4,116	4,773
Income tax allocation	376	(767)	(1,224)	1,808	1,550	1,743

Income (loss) before income taxes	1,598	(3,265)	(5,175)	7,692	5,666	6,516

Less:
Unrealized rents	12	—	—	—	—	12
Interest income		2,995			5,800	8,795
Plus:
Unrealized rents	—	—	—	1,765	—	1,765
Professional fees	—	—	15	—	—	15
Equity in loss of joint ventures	—	2,081	6,466	35	—	8,582
Interest expense	—	—	2,348	—	134	2,482
Depreciation/amortization	1,083	128	5,947	471	—	7,629
General and administrative	886	4,281	788	928	—	6,883
						—
Net operating income (loss)	3,555	230	10,389	10,891	—	25,065

NOI of noncontrolling interest	—	—	(4,727)	—	—	(4,727)
Pro rata NOI from unconsolidated joint ventures	—	469	8,229	—	—	8,698

Pro rata net operating income	$3,555	699	13,891	10,891	—	29,036

Pro rata Net Operating Income Reconciliation
Nine months ended 09/30/23 (in thousands)

	Industrial and Commercial Segment	Development Segment	Multifamily Segment	MiningRoyalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$892	(7,192)	(816)	5,842	3,270	1,996
Income tax allocation	331	(2,667)	(145)	2,168	1,212	899

Income (loss) before income taxes	1,223	(9,859)	(961)	8,010	4,482	2,895

Less:
Unrealized rents	531	—	—	143	—	674
Gain on sale of real estate	—	—	—	10	—	10
Interest income	—	3,692	—	—	4,515	8,207
Plus:
Unrealized rents	—	—	117	—	—	117
Loss on sale of real estate	2	—	1	—	—	3
Professional fees	—	—	59	—	—	59
Equity in loss of joint ventures	—	10,256	298	31	—	10,585
Interest Expense	—	—	3,218	—	33	3,251
Depreciation/amortization	1,006	140	6,797	472	—	8,415
General and administrative	1,026	3,740	634	750	—	6,150

Net operating income (loss)	2,726	585	10,163	9,110	—	22,584

NOI of noncontrolling interest	—	—	(4,627)	—	—	(4,627)
Pro rata NOI from unconsolidated joint ventures	—	251	4,479	—	—	4,730

Pro rata net operating income	$2,726	836	10,015	9,110	—	22,687

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo.
Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at September 30, 2024 was Daily simple SOFR plus 2.25%.
The Company did not have any variable rate debt at September 30, 2024, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.
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
As of September 30, 2024, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.
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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31	—	$—	—	$7,363,000
August 1 through August 31	—	$—	—	$7,363,000
September 1 through September 30	—	$—	—	$7,363,000

Total	—	$—	—
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

FRP Holdings, Inc.

Date: November 6, 2024	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
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