Form 10-K
period 2024-12-31
FRP HOLDINGS, INC.
filed 2025-03-18
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024.
or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Emerging growth company [_]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [_]
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [_]
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]
The number of shares of the registrant’s common stock outstanding as of March 17, 2025 was 19,087,334. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 28, 2024, the last day of business of our most recently completed second fiscal quarter, was $415,362,228. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the FRP Holdings, Inc. 2024 Annual Report to Shareholders are incorporated by reference in Parts I and II.
Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than March 31, 2025 are incorporated by reference in Part III.

FRP HOLDINGS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

PART I
Item 1. BUSINESS.
FRP Holdings, Inc., a Florida corporation (the “Company”) was incorporated on April 22, 2014 in connection with a corporate reorganization that preceded the Spin-off of Patriot Transportation Holding, Inc. The Company’s predecessor issuer was formed on July 20, 1988. The business of the Company is conducted through our wholly-owned subsidiaries FRP Development Corp., a Maryland corporation, and Florida Rock Properties, Inc., a Florida corporation, and the various subsidiaries and joint ventures of each.
Our Business. The Company is a holding company engaged in various real estate businesses. Our business segments are: (i) leasing and management of industrial and commercial properties (the “Industrial and Commercial Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for multifamily, industrial and commercial, or residential either alone or through joint ventures (the “Development Segment”), (iv) ownership, leasing and management of apartment buildings through joint ventures (the “Multifamily Segment”).
The Industrial and Commercial Segment owns, leases and manages in-service commercial properties wholly owned by the Company or through joint ventures. Currently this includes eight warehouses in two business parks, an office building partially occupied by the Company, and two ground leases.
Our Mining Royalty Lands Segment owns several properties totaling approximately 16,648 acres currently under lease for mining rents or royalties and an additional 4,280 acres through our Brooksville joint venture with Vulcan Materials. Other than one location in Virginia, all of our mining properties are located in Florida and Georgia.
Our Development Segment owns and continuously monitors the highest and best use of parcels of land that are in various stages of development. The overall strategy for this segment is to convert all of our non-income producing property into income-producing property through (i) an orderly process of constructing new apartment, retail, warehouse, and office buildings to be operated by the Company or (ii) a sale to, or joint venture with, third parties. Additionally, our Development Segment will acquire land outright or form joint ventures for new developments on land not previously owned by the Company.
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
Customers. In the Mining Royalty Lands Segment, we have a total of five tenants currently leasing our mining locations, one of which, the Vulcan Materials Company (“Vulcan” or “Vulcan Materials”), accounted for 23% of the Company’s consolidated revenues in 2024. An event affecting Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.
Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant properties. Our hands-on in-house management team focuses on tenant satisfaction during the life of the lease. We employ this tactic because of its positive impact on our tenant renewal success rate over the years.

Financial Information. Financial information is discussed by industry segment in Note 10 to the consolidated financial statements included in the accompanying 2024 Annual Report to Shareholders, which is incorporated herein by reference.
Environmental Matters. The Company incurs costs from time to time to investigate and remediate environmental contamination on its real estate, typically in connection with our Development Segment. The Company's mining leases contain provisions under which the lessee is responsible for environmental liabilities and reclamation of mining sites at least to the extent required by law.
Human Capital. The Company employed 19 people at December 31, 2024. Our small but dedicated workforce has extraordinarily low turnover, and the average tenure of our employee is 15.5 years. We are committed to an inclusive and diverse culture and do not tolerate any sort of discrimination. We maintain a whistleblower hotline allowing employees to report complaints on an anonymous basis.
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
The majority of our stabilized properties are located in the Baltimore area and Washington, D.C. We are, therefore, subject to increased exposure to (positive or negative) economic factors and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets resulting from factors outside of our control could adversely affect our operation. Such a downturn could be triggered by such factors as the downsizing or relocation of government jobs, crime, acts of terrorism, or natural disasters. We cannot be sure that these markets will continue to grow or demand the type of assets in our portfolio.
The Trump administration has created an initiative known as the Department of Governmental Efficiency focused on reducing government expenditures. The initiative is expected to lead to a reduction of a significant number of government jobs in the Washington, D.C. region; however, the potential impact of this initiative on the demand for our residential properties in the region cannot be determined at this time.
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
The Mining Royalty Lands Segment and the Development Segment could be adversely affected by reduced construction and mining activity during periods of inclement weather. These factors could cause our operating results to fluctuate from quarter to quarter. An occurrence of unusually harsh or long-lasting inclement weather such as hurricanes, tornadoes, excessive rainfall, and heavy snowfalls could have an adverse effect on our operations and profitability.
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
With respect to Phases III and IV of the Riverfront on the Anacostia site in Washington, D.C., preliminary environmental testing has indicated the presence of contaminated material that will have to be specially handled in excavation in conjunction with construction. We have recovered partial reimbursement for these costs from neighboring property owners reducing our basis in the property. The Company has no obligation to remediate this contamination on Phases III and IV of the development until such time as it makes a commitment to commence construction on each phase. Upon development the remediation costs will be capitalized.
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
We self-insure for claims exposure outside of our coverage resulting from property damage, workers’ compensation, auto liability, general liability and employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Additionally, there are certain losses, such as losses from hurricanes, terrorism, wars or earthquakes, where insurance is limited or not economically justifiable. If the Company experiences an uninsured loss of real property, we could lose both the invested capital and anticipated revenues associated with such property. We accrue currently for estimated incurred losses and expenses and periodically evaluate and adjust our claims’ accrued liability to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses greater than accrued amounts.
We may be unable to renew leases or re-lease properties as leases expire.
When a lease expires, a tenant may elect not to renew it. If that occurs, we may not be able to lease the property on similar terms. The terms of renewal or re-lease (including the cost of required renovations and concessions to tenants) may be less favorable than the prior lease. If we are unable to lease all or substantially all of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash generated may be adversely affected.
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
We use debt to finance our operations, including acquisitions of properties. As of December 31, 2024, we had outstanding non-recourse mortgage indebtedness of $180,070,000, secured by developed real estate properties having a carrying value of $239,436,000. Our use of debt may have adverse consequences, including the following:
•Our cash flows from operations may not be sufficient to meet required payments of principal and interest.
•We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt.
•We may default on our debt obligations, and the lenders may foreclose on our properties that collateralize those loans.
•A foreclosure on one of our properties could create taxable income without any accompanying cash proceeds to pay the tax.
•We may not be able to refinance or extend our existing debt.
•The terms of any refinancing or extension may not be as favorable as the terms of our existing debt.
•We may not be able to issue debt on unencumbered properties under reasonable terms to finance growth of our portfolio of properties.

•We may be subject to a significant increase in the variable interest rates on our unsecured and secured lines of credit, which could adversely impact our operations.
•Our debt agreements have yield maintenance requirements that result in a penalty if we prepay loans.
Our uncollateralized revolving credit agreement restricts our ability to engage in some business activities.
Our uncollateralized revolving credit agreement contains customary negative covenants and other financial and operating covenants that, among other things:
•limits our ability to incur certain additional indebtedness;
•limits our ability to make certain investments;
•limits our ability to merge with another company;
•limits our ability to pay dividends;
•requires us to maintain financial coverage ratios; and
•limits our ability to encumber certain assets except as approved by the lenders.
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

Our long-term business plan includes a number of construction projects. The construction costs of these projects may exceed original estimates and possibly make the completion of a property uneconomical. The imposition of tariffs on foreign building materials such as lumber, building material commodity shortages, supply chain disruptions, construction delays or stoppages or rapidly escalating construction costs may out-pace market rents, which would adversely affect our profits. The market environment may not allow us to raise rents to cover these higher costs.
Risks Relating to our Common Stock
Certain shareholders have effective control of a significant percentage of FRP's common stock and would have significant influence on the outcome of any shareholder vote.
As of December 31, 2024, our Executive Chairman, John D. Baker II beneficially owned approximately 17.5% of the outstanding shares of our common stock (77% of which are held in trusts under which voting power is shared with other family members) and members of his family who are (i) officers or directors of the Company, (ii) required to report their beneficial ownership on Schedule 13D or Schedule 13G, or (iii) are members of his immediate family beneficially own, collectively, an additional 17.8% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.

Provisions in our articles of incorporation and bylaws and certain provisions of Florida law could delay or prevent a change in control of FRP.
The existence of some provisions of our articles of incorporation and bylaws and Florida law could discourage, delay or prevent a change in control of FRP that a shareholder may consider favorable. These include provisions:
•providing that directors may be removed by our shareholders only for cause;
•authorizing a large number of shares of stock that are not yet issued, which would allow FRP’s board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of FRP;
•requiring the written demand of 50% of all votes entitled to be cast on a particular issue in order for shareholders to call a special meeting;
•prohibiting shareholders from taking action by written consent; and
•imposing advance notice requirements for nominations of candidates for election to our board of directors at the annual shareholder meetings.
These provisions apply even if a takeover offer may be considered beneficial by some shareholders.
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
Many large institutional investors focus on sustainability in managing investment risks, portfolio design and dealing with companies in which they invest. This focus extends to climate change and the plan for transitioning to a net-zero economy, diversity and inclusion and other human resource matters, and social and governance issues and corporate social responsibility. Many of these issues lie at the heart of what the Company considers to be best practices, but a failure to adequately demonstrate our commitment to them might dissuade institutional investors from holding our stock, which would result in downward pressure on our stock price.
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
In 2024, we did not identify any cybersecurity events that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Item 2. PROPERTIES.
The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) approximately 21,500 acres of land in Florida, Georgia, Maryland, Virginia, South Carolina, and the District of Columbia. This land is held by the Company in four distinct segments: (i) Industrial and Commercial Segment (land owned and operated as income producing rental properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned and held for investment to be further developed for future income production or sales to third parties), and (iv) Multifamily Segment (ownership, leasing and management of apartment buildings through joint ventures).
Industrial and Commercial Segment. As of December 31, 2024, the Industrial and Commercial Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:
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

Locations. The following map presents the locations of the Company’s mining properties, which are discussed as a segment (as reported in the Company’s financial statements) below:
Mining Properties. The Company owns a fee simple interest in 14 open pit aggregates quarries located in Florida, Georgia and Virginia, which comprise approximately 16,648 total acres. The Company’s quarries are subject to mining leases with Vulcan Materials, Martin Marietta, Cemex, Argos, and The Concrete Company. Aggregates consist of crushed stone, sand, gravel, fill dirt, limestone and calcium and are used primarily in construction applications.
Nine of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; totaling 13,870 acres) are currently being mined, and five of the Company’s quarries (located in Marion County, FL, Lake Louisa, FL, Astatula, FL, Lake Sand, FL and Forest Park, GA; totaling 2,778 acres) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the sand and stone deposits on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2024, 2023 and 2022, aggregate tons sold with respect to the Company’s mining properties were approximately 9,351,000, 9,569,000 and 9,525,000, respectively.
Brooksville Joint Venture. Additionally, through a joint venture with Vulcan Materials, the Company owns a 50% interest in 4,280 acres of mixed-use property in Brooksville, Florida, a portion of which comprises a ground calcium mine that is mined by Vulcan Materials. The Company entered into the joint venture in 2006 for the purpose of jointly owning and developing the land as a mixed-use community. In April 2011, the Florida

Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 square feet of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In the fiscal years ended December 31, 2024, 2023, and 2022, aggregate tons sold were approximately 203,000, 239,000 and 228,000, respectively.
Other Properties. The Company also owns an additional 36 acres of investment property in Brooksville, Florida.
Development Segment – Industrial and Commercial Land.
At December 31, 2024, this segment owned the following future development parcels:
1)54 acres of land that will be capable of supporting 635,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD (Crouse land adjacent to Cranberry Business Park).
2)17 acres of land in Harford County, MD with a 258,000 square foot speculative warehouse project on Chelsea Road under construction due to be complete in the second quarter of 2025.
3)170 acres of land located at 765 Mechanics Valley Road in Cecil County, MD that can accommodate 900,000 square feet of industrial development.
Development Segment – Land Held for Development or Sale.
At December 31, 2024, this segment was invested in the following development parcels:
1)Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permitted the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), was completed through a joint venture with MRP Realty (MRP), and consisted of a single building with residential and retail uses. Upon stabilization in July 2017, this building was the first in our fourth business segment now known as the Multifamily Segment. The second phase (The Maren), also completed through a joint venture with MRP, consists of a single building with residential and retail uses, and was added to the Multifamily Segment effective March 31, 2021. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring April 5, 2025, permitting 599,545 square feet of hotel and office development with first floor retail. FRP is in the process of modifying, amending, and extending the existing PUD to allow for residential development with first floor retail.
2)Hampstead Trade Center: The Hampstead Trade Center property in Carroll County, MD is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.
3)Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property and adjacent to our Verge project. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.
4)Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business

Park, located in Middle River, MD, into a multi-building business park consisting of approximately 329,000 square feet of single-story office and retail space. The project will take place in several phases. Construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2024 Phase I was 78.6% leased and occupied, the subsequent phases will follow as each phase is stabilized. In 2024, the partnership agreed to spend up to $1.0 million dollars to amend and modify 218,620 square feet of office and retail development for 153 for rent residential units, up to four (4) one-acre retail lots for ground lease opportunities, and maintain the flexibility to construct a single-story office building totaling 21,760 square feet.
5)Estero: In August 2022, the Company invested $3.6 million for a minority interest in a joint venture with Woodfield Development to purchase and develop 46 acres in Estero, FL into a mixed-use project with 596 multifamily units, 60,000 square feet of commercial space, 20,000 square feet of office space and a boutique 170-key hotel. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point. Vertical construction is expected to commence in 2025.
6)Buzzard Point: In November 2022, the Company entered into a contribution agreement with MRP and Steuart Investment Company (SIC) regarding potential development of an estimated 1,200 multifamily units in four phases on land owned by SIC. The Company entered into a separate agreement with MRP to perform pre-development obligations for the contribution agreement. The Company owns 50% of the partnership with MRP.
7)Woven: In August 2023, the Company entered into an agreement with Woodfield Development for the acquisition and development of a mixed-use project known as “Woven” in Greenville, SC, to consist of an estimated 214 multifamily units and 10,000 square feet of retail space. The joint venture is in the pre-development and pre-closing phase in pursuit of vertical construction closing conditions. The Company owns 50% at this time with final ownership to be determined based upon contributions by the partners, land contributors, and other investors. Vertical construction is expected to commence in 2025.
8)Altman: We entered into two new joint venture agreements in early 2024 with Altman Logistics Properties (formerly doing business as BBX Logistics). The first joint venture is a 200,000 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a 182,000 square-foot warehouse redevelopment project in Broward County, FL. We anticipate construction to start on both projects in the second quarter of 2025.
Multifamily Segment.
At December 31, 2024, this segment was invested in the following stabilized multifamily joint ventures:
1)Dock 79: Dock 79 (Phase I of the Riverfront on the Anacostia development) is a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. The property is situated on approximately 2.1 acres of land located on Potomac Avenue in Washington, DC, across the street from the Nationals Park.
2)The Maren: The Maren (Phase II of the Riverfront on the Anacostia development) is a 264-unit residential apartment building with 6,811 square feet of retail space located on Potomac Avenue in Washington, DC, across the street from the Nationals Park
3)Riverside: Riverside Joint Venture in Greenville, SC is a joint venture with Woodfield Development which includes a 200-unit residential apartment building. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017.

4)Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land at 500 Rhode Island Ave NE, Washington, D.C. The property is located in an Opportunity Zone, which provides tax benefits in the new communities development program as established by Congress in the Tax Cuts and Jobs Act of 2017. Construction was completed in 2021 on this mixed-use development consisting of 487 residential units and 91,520 square feet of first floor and stand-alone retail space.
5)408 Jackson: In December 2019, the Company entered into a joint venture with Woodfield Development for the acquisition and development of a mixed-use project known as “.408 Jackson” in Greenville, SC. Woodfield specializes in Class-A multifamily, mixed-use developments primarily in the Carolinas and DC. The project is located in an Opportunity Zone across the street from Greenville’s minor league baseball stadium and consists of 227 multifamily units and 4,539 square feet of retail space.
6)The Verge: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located in an Opportunity Zone at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and The Maren. It lies directly between Audi Field, the home stadium of the DC United and our two acres (664E) on the Anacostia river currently under lease by Vulcan. The eleven-story structure has 344 apartments and 8,536 square feet of ground floor retail and is located in an Opportunity Zone.
Item 3. LEGAL PROCEEDINGS.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
There were approximately 286 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2024. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).
Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 9 of the Company's 2024 Annual Report to Shareholders, and such information is incorporated herein by reference.
Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay a cash dividend. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2024 Annual Report to Shareholders, and such information is incorporated herein by reference.
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
Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 10 through 21 of the Company’s 2024 Annual Report to Shareholders, and such information is incorporated herein by reference.
Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo. Under the Wells Fargo Credit Agreement, the applicable margin for borrowings at December 31, 2024 was Daily Simple SOFR plus 2.25%. There were no borrowings outstanding at December 31, 2024, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.
The following table presents the principal cash flow payments associated with our outstanding consolidated debt by year, weighted average interest rates on debt outstanding each year-end, and fair value of total debt as of December 31, 2024 (dollars in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$—	$180,070	$180,070	$141,302
Average interest for fixed rate debt	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 22 through 41 of the Company's 2024 Annual Report to Shareholders. Such information is incorporated herein by reference.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
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
The rest of the information required in response to this Item 10 is included under the captions “Our Board of Directors”, “Corporate Governance, ESG and Our Approach to Risk Management”, “Our Executive Officers”, “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2025.
Item 11. EXECUTIVE COMPENSATION.
Information required in response to this Item 11 is included under the caption “Executive Compensation” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2025.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	155,518	(1)	$23.35	(2)	567,014	(1)

Equity compensation plans not approved by security holders	0		0		0

Total	155,518		$23.35		567,014
1.Column (a) includes 142,990 stock options granted under our 2016 Equity Incentive Plan and 2006 Stock Incentive Plan and 12,528 performance share awards granted under our 2016 Equity Incentive Plan. Each performance share award shown in the table represents a right to receive, subject to the satisfaction of certain performance criteria and the recipient’s continued service to the Company, a number of shares of restricted stock, which number will be calculated after the applicable performance period by dividing the pre-determined value of each award by the closing price of our common stock on the date the restricted stock is issued. The aggregate value of the performance share awards shown in table is $383,733. For illustrative purposes, the maximum payout of the performance share awards has been assumed, and the number of performance share awards has been calculated using our closing stock price on December 31, 2024 ($30.63). The performance share awards are subject to partial or complete forfeiture if the vesting criteria are not met. Because some or all of the performance share awards may not vest, and because the number of shares of restricted stock to be issued thereunder is dependent on future stock prices, columns (a) and (c) may overstate or understate expected dilution.
2.Because there is no exercise price associated with the performance share awards, the weighted-average exercise price does not take the performance share awards into account.
The remainder of the information required in response to this Item 12 is included under the caption “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2025.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required in response to this Item 13 is included under the captions “Corporate Governance, ESG and Our Approach to Risk Management” and “Our Board of Directors” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2025.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered accounting firm is Hancock Askew & Co., LLP, Jacksonville, Florida, Firm 794. Information required in response to this Item 14 is included under the caption “Proposal 2: The Auditor Proposal” in the Company’s Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2025.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.
(a) (1) Financial Statements.
The response to this item is submitted as a separate section. See Index to Financial Statements on page 29 of this Form 10-K.
(3) Exhibits.
The response to this item is submitted as a separate section. See Exhibit Index on pages 27 through 28 of this Form 10-K.
Item 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRP Holdings, Inc.

Date: March 18, 2025	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2025.
/s/ John D. Baker III
John D. Baker III
Chief Executive Officer & Director
(Principal Executive Officer)
/s/ Matthew C. McNulty
Matthew C. McNulty
Treasurer and Chief Financial Officer
(Principal Financial Officer)
/s/ John D. Klopfenstein
John D. Klopfenstein
Controller and Chief Accounting Officer
(Principal Accounting Officer)
/s/ John D. Baker II
John D. Baker II
Executive Chairman Director

/s/ David H. deVilliers, Jr.
David H. deVilliers, Jr.
Vice-Chairman Director
/s/ Matthew S. McAfee
Matthew S. McAfee
Director
s/ Martin E. Stein, Jr.
Martin E. Stein, Jr.
Director
/s/ John S. Surface
John S. Surface
Director
/s/ Nicole B. Thomas
Nicole B. Thomas
Director
/ s/ William H. Walton
William H. Walton
Director
/s/ Margaret Wetherbee
Margaret Wetherbee
Director

FRP HOLDINGS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

4.3	Description of Registrant’s Common Stock, incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K filed on March 19, 2021.
10.1	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.2	Summary of Management Incentive Compensation Plans, incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.3	Management Security Agreements between the Company and certain officers, incorporated herein by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.4	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005.
10.5	FRP Holdings, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed February 13, 2017.
10.6	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.7	Letter Agreement between the Company and John D. Klopfenstein, incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
13.1	The Company's 2024 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2024 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
14.1
Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated herein by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.

19.1	FRP Holdings, Inc. Securities Trading Policy
21.1	Subsidiaries of Registrant at December 31, 2024
23.1	Consent of Hancock Askew & Co., Inc., Independent Registered Public Accounting Firm, appears on page 30 of this Form 10-K.
31.1	Certification of John D. Baker III.
31.2	Certification of Matthew C. McNulty.

31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	FRP Holdings, Inc. Executive Officer Compensation Clawback Policy incorporated herein by reference to the Company's Form 10-k filed on March 26, 2024.
101.INS	XBRL Instance Document Taxonomy Extension Schema
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

FRP HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS
(Item 15(a) (1) and 2))

Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2024 and 2023	62

For the years ended December 31, 2024, 2023 and 2022
Consolidated statements of income	60
Consolidated statements of comprehensive income	61
Consolidated statements of cash flows	63
Consolidated statements of shareholders' equity	64

Notes to consolidated financial statements	65-87

Report of Independent Registered Public Accounting Firm	89

Selected quarterly financial data (unaudited)	39-39

Consent of Independent Registered Public Accounting Firm	30
All schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FRP Holdings, Inc.
Jacksonville, Florida
We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333- 125099, 333-131475 and 333-216025) of FRP Holdings, Inc. of our report dated March 18, 2025, relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein.
Respectfully submitted,
Hancock Askew & Co., LLP
Jacksonville, Florida
March 18, 2025

Annual Report 2024
CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended December 31
(Amounts in thousands except per share amounts)

	2024	2023	% Change

Revenues	$41,774	41,506	0.6
Operating profit	$11,704	11,700	—
Net investment income	$11,112	10,897	2.0
Interest Expense	$(3,150)	(4,315)	(27.0)
Equity in loss of joint ventures	$(11,359)	(11,937)	(4.8)
Gain on sale of real estate and other income	$182	53	243.4
Gain (loss) attributable to noncontrolling interest	$75	(420)	(117.9)
Net income attributable to the Company	$6,385	5,302	20.4

Per common share:
Net income attributable to the Company:
Basic	$0.34	0.28	21.4
Diluted	$0.34	0.28	21.4

Total Assets	$728,485	709,166	2.7
Total Debt	$178,853	178,705	—
Shareholders' Equity	$423,103	414,520	2.1
Common Shares Outstanding	19,047	18,968	.4
Book Value Per Common Share	$22.21	21.85	1.6

BUSINESS. FRP Holdings, Inc. is a holding company engaged in the real estate business, namely (i) real property acquisition, entitlement, development and construction primarily for apartment, retail, warehouse, and office, (ii) leasing and management of commercial properties owned by the Company, (iii) leasing and management of mining royalty land owned by the Company, (iv) leasing and management of residential apartment buildings. The Company’s operating subsidiaries are FRP Development Corp. and Florida Rock Properties, Inc.
STRATEGY. Our strategy consists of the re-deployment of cash from asset sales, real estate operations, and mining royalties, into new assets that allow management to exploit its knowledge and expertise. The asset classes of choice are mixed-use, industrial, raw land and existing buildings. We invest in these assets on our own or through repeatable strategic partnerships with a focus on core markets with growth potential. Emphasis will be placed on generating returns through opportunistic disposition, as well as cash-flow and long-term appreciation.
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

To Our Shareholders,

Take yourself back to December 31, 2021. As you no doubt remember, the country was still very much in the middle of the societal and financial problems of the COVID era. Beyond that, the Chiefs had taken a break from winning Super Bowls though not from beating the Bills in dramatic fashion, Juan Soto still lived at Dock 79, and probably most importantly, this Company began tracking pro rata Net Operating Income (NOI). In the three year span following that date we have increased occupancy by 811 units of multifamily product in four different projects, completed 100% industrial occupancy of 247,340 square feet in three new warehouses, and purchased land for another 1,281,420 square feet. We have earned over $16 million in net income, returned $2 million to shareholders in the form of share repurchases and most remarkably, we have grown NOI from $17.6 million to $38.1 million for a compound annual growth rate of almost 30%, including a 26.2% improvement in NOI in 2024 over 2023. We were able to accomplish all of this while only reducing our cash on hand from $161.5 million at the end of 2021 to $148.6 million at the end of 2024. We made mention of this previously, but that level of growth, while remarkable, is also unsustainable.

Due to the timing of construction, delivery, and investment, we expect NOI in 2025 to remain flat if not slightly off of 2024. In the Industrial and Commercial Segment, 53% of the platform will be vacant and up for renewal. These vacancies at Cranberry and at our new Chelsea building will take time to lease-up and will have operating expenses that will eat into 2025 NOI when compared to 2024. The lease-up of three different projects (Verge, Bryant Street, and .408 Jackson) in our Multifamily segment was a huge driver of 2024 NOI growth. The rapid NOI growth we experienced with the lease-ups will give way in 2025 to more organic growth as we grow rents on already stabilized assets, a particular challenge for the DC assets which will be competing with a glut of new projects. Mining royalties should remain strong in 2025, though from an NOI perspective, it will be difficult to keep pace with 2024, simply for the fact that we received a considerable back dated minimum payment at one location, which we can’t replicate for obvious reasons. However, the idea that we are simply catching our breath in 2025 after several years of rapid growth would be inaccurate. Our development segment should disabuse anyone of that delusion.
In 2025, we will begin construction on our two industrial joint ventures in Florida. These projects will increase our industrial footprint by 49% to over 1.1 million square feet and add an anticipated $5.3 million ($4.4 million pro-rata) in NOI when they are fully leased and occupied in 2027. In Maryland, we will continue to entitle our industrial pipeline and have our Crouse and Mechanics Valley sites shovel ready by 2026, while simultaneously pursuing a new land purchase, industrial joint venture, or possibly both. This is essentially “year zero” for our industrial growth strategy, where through both in-house development and JV’s we plan to build three new industrial projects every two years for the foreseeable future and look to double the size of our industrial platform over the next five years. We anticipate moving forward with two multifamily projects outside the DC area, one in South Carolina and the other in Florida. Assuming these projects meet our return thresholds, they will add 810 units and an anticipated $6 million in pro rata NOI upon stabilization. While our core focus is industrial development, we believe that putting our money to work in these types of assets in growth markets is both a good use of capital and an effective way to hedge our aggressive industrial strategy through assets classes and partners we understand and believe in. In short, if you judge 2025 solely on the NOI it produces relative to 2024, and the level of growth we’ve achieved since 2021, you are going to be disappointed. But in terms of setting the stage for future growth, we believe that 2025 is going to be anything but a disappointment.

Aggressive capital deployment along the lines of the $71 million we anticipate putting into new projects in 2025 is not a prospect we take lightly. In our capital planning, we have set strict thresholds to never dip below $40 million of cash on hand, and on top of that we will keep additional capital available through our revolving credit facility. We have jealously guarded our cash and our assets in the past, and we are not about to put at risk the decades of work that both represent. This remains your Company and as seriously as management takes its responsibility as stewards of your capital, we are equally excited to put that capital to work.
Sincerely,
John D. Baker III
Chief Executive Officer

FORWARD LOOKING STATEMENTS
Certain matters discussed in this report contain forward-looking statements, including without limitation relating to the Company's plans, strategies, objectives, expectations, intentions, capital expenditures, future liquidity, and plans and timetables for completion of pending development projects. The words or phrases “anticipate,” “estimate,” ”believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: levels of construction activity in the markets served by our mining properties; availability and terms of financing; competition; interest rates, inflation and general economic conditions; demand for flexible warehouse/office facilities in the MidAtlantic and Florida; multifamily demand in Washington D.C. and Greenville, South Carolina; and ability to obtain zoning and entitlements necessary for property development. However, this list is not a complete statement of all potential risks or uncertainties.
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
OPERATING PROPERTIES
The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) approximately 21,500 acres of land in Florida, Georgia, Maryland, Virginia, South Carolina, and the District of Columbia. This land is generally held by the Company in four distinct segments: (i) Industrial and Commercial Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned or joint ventures held for investment to be further developed for future income production or sales to third parties), and (iv) Multifamily Segment (ownership, leasing and management of buildings through joint ventures).
Industrial and Commercial Segment. As of December 31, 2024, the Industrial and Commercial Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:
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
4)Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet that are 100.0% leased occupied.
Mining Royalty Lands Segment – Mining Properties. The Company owns a fee simple interest in 14 open pit aggregates quarries located in Florida, Georgia and Virginia, which comprise approximately 16,648 total acres. The Company’s quarries are subject to mining leases with various tenants, including Vulcan Materials, Martin Marietta, Cemex, Argos, and The Concrete Company. Aggregates consist of crushed stone, sand, gravel, fill dirt, limestone and calcium and are used primarily in construction applications.

Nine of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; totaling 13,870 acres) are currently being mined, and five of the Company’s quarries (located in Marion County, FL, Lake Louisa, FL, Astatula, FL, Lake Sand, FL and Forest Park, GA; totaling 2,778 acres) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the sand and stone deposits on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2024, 2023 and 2022, aggregate tons sold with respect to the Company’s mining properties were approximately 9,351,000, 9,569,000 and 9,525,000, respectively.
Mining Royalty Lands Segment - Brooksville Joint Venture. In 2006, a subsidiary of the Company entered into a joint venture agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In the fiscal years ended December 31, 2024, 2023, and 2022, aggregate tons sold were approximately 203,000, 239,000 and 228,000, respectively.
Mining Royalty Lands Segment - Other Properties. The segment also owns an additional 36 acres of investment property in Brooksville, Florida.
Development Segment – Industrial and Commercial Land.
At December 31, 2024, this segment owned the following future development parcels:
1)54 acres of land that will be capable of supporting over 635,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD (Crouse land adjacent to Cranberry Business Park).
2)17 acres of land in Harford County, MD with a 258,000 square feet speculative warehouse project on Chelsea Road under construction due to be complete in the second quarter of 2025.
3)170 acres of land Cecil County, MD that can accommodate 900,000 square feet of industrial development.
Development Segment – Land Held for Development or Sale.
At December 31, 2024, this segment was invested in the following development parcels:
1)Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permitted the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. The first phase (now known as Dock 79), was completed through a joint venture with MRP Realty (MRP), and consisted of a single building with residential and retail uses. Upon stabilization in July 2017, this building was the first in our fourth business segment now known as the Multifamily Segment. The second phase (The Maren), also completed through a joint venture with MRP, consists of a single building with residential and retail uses, and was added to the Multifamily Segment effective March 31, 2021. The final two phases, Phase 3 and Phase 4 remain under a first-stage PUD approval expiring April 5, 2025, permitting 599,545 square feet of hotel and office development with first floor retail. FRP is in the process of modifying, amending, and extending the existing PUD to allow for residential development with first floor retail.
2)Hampstead Trade Center: The Hampstead Trade Center property in Carroll County, MD is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”.
3)Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development.
4)Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, MD, into a multi-building business park consisting of approximately 329,000 square feet of single-story office and retail space. The project will take place in several phases. Construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2024 Phase I was 78.6% leased and occupied, the subsequent phases will follow as each phase is stabilized. In 2024, the partnership agreed to spend up to $1.0 million dollars to amend and modify 218,620 square feet of office and retail development for 153 for rent residential units, up to four (4) one-acre retail lots for ground lease opportunities, and maintain the flexibility to construct a single-story office building totaling 21,760 square feet.
5)Estero: In August 2022, the Company invested $3.6 million for a 16% interest in a joint venture with Woodfield Development to purchase and develop 46 acres in Estero, FL into a mixed-use project with 596 multifamily units, 60,000 square feet of commercial space, 20,000 square feet of office space and a boutique 170-key hotel. While the joint venture attempts to rezone the property, the Company will receive a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point. Vertical construction is expected to commence in 2025.
6)Buzzard Point: In November 2022, the Company entered into a contribution agreement with MRP and Steuart Investment Company (SIC) regarding potential development of an estimated 1,200 multifamily units in four phases on land owned by SIC. The Company entered into a separate agreement with MRP to perform pre-development obligations for the contribution agreement. The Company owns 50% of the partnership with MRP.
7)Woven: In August 2023, the Company entered into an agreement with Woodfield Development for the acquisition and development of a mixed-use project known as “Woven” in Greenville, SC, to consist of an estimated 214 multifamily units and 10,000 square feet of retail space. The joint venture is in the pre-development and pre-closing phase in pursuit of vertical construction closing conditions. The Company owns 50% at this time with final ownership to be determined based upon contributions by the partners, land contributors, and other investors. Vertical construction is expected to commence in 2025.
8)Altman: We entered into two new joint venture agreements in early 2024 with Altman Logistics Properties (formerly doing business as BBX Logistics). The first joint venture is a 200,000 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a 182,000 square-foot warehouse redevelopment project in Broward County, FL. We anticipate construction to start on both projects in the second quarter of 2025.

Multifamily Segment.
At December 31, 2024, this segment was invested in the following stabilized multifamily joint ventures:
1)Dock 79: In 2014, approximately 2.1 acres (Phase I) of the total 5.8-acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. Lease-up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. The attainment of stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third-party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit-sharing arrangement and is 66.0% on a prospective basis. During fourth quarter 2022, as part of our new partnership with SIC and MRP, we sold a 20% interest in a tenancy-in-common of Dock 79 where FRP Holdings, Inc. is the majority partner with a 52.8% ownership.
2)The Maren: On May 4, 2018, the Company and MRP Realty formed a Joint Venture to develop the second phase only of the four-phase master development known as Riverfront on the Anacostia in Washington, D.C. The purpose of the Joint Venture is to develop and own a 250,000-square-foot mixed-use development which supports 264 residential units and 6,758 square feet of retail. Lease-up commenced in March 2020 and rent stabilization of the residential units of 90% occupied was achieved in March 2021. Reaching stabilization results in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning March 31, 2021, the Company consolidated the assets (at fair value), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $51,139,000 of which $13,965,000 was attributed to the noncontrolling interest. In accordance with the terms of the Joint Venture agreements, the Company used the fair value amount at date of conversion and calculated an adjusted ownership under the Conversion election. As such for financial reporting purposes effective March 31, 2021 the Company ownership is based upon this substantive profit-sharing arrangement and is 70.41% on a prospective basis as agreed to by FRP and MRP. During fourth quarter 2022, as part of our new partnership with SIC and MRP, we sold a 20% interest in a tenancy-in-common of The Maren where FRP Holdings, Inc. is the majority partner with a 56.3% ownership.
3)Riverside: On December 23, 2019 the Company and Woodfield formed a joint venture to develop a 200-unit residential apartment project located at 1430 Hampton Avenue, Greenville, SC. The project is located in an Opportunity Zone, which provides tax benefits in the new communities’ development program as established by Congress in the Tax Cuts and Jobs Act of 2017. The Company contributed $6.2 million in exchange for a 40% ownership in the joint venture.
4)Bryant Street: On December 24, 2018 the Company and MRP Realty formed four partnerships to purchase and develop approximately five acres of land in an Opportunity Zone at 500 Rhode Island Ave NE, Washington, D.C. This first phase is a mixed-use development which supports 487 residential units and 91,520 square feet of first floor and stand-alone retail on approximately five acres of the roughly 12-acre site. The Company converted its preferred equity to common on January 1, 2024 increasing its ownership to 72.1%.

5).408 Jackson: In December 2019, the Company entered into a joint venture with a new partner, Woodfield Development, for the acquisition and development of a mixed-use project known as “.408 Jackson” in an Opportunity Zone in Greenville, SC. Woodfield specializes in Class-A multifamily, mixed-use developments primarily in the Carolinas and DC. The project is located across the street from Greenville’s minor league baseball stadium and holds 227 multifamily units and 4,539 square feet of retail space. The Company owns 40% of the development.
6)The Verge: On December 20, 2019 the Company and MRP formed a joint venture to acquire and develop a mixed-use project located in a Opportunity Zone at 1800 Half Street, Washington, D.C. This property is located in the Buzzard Point area of Washington, DC, less than half a mile downriver from Dock 79 and The Maren. It lies directly between our two acres on the Anacostia currently under lease by Vulcan and Audi Field, the home stadium of the DC United. The eleven-story structure has 344 apartments and 8,536 square feet of ground floor retail. The Company owns 61.37% of the partnership.

Five Year Summary
(Amounts in thousands except per share amounts)

	Years Ended December 31,
	2024	2023	2022	2021	2020
Summary of Operations:
Revenues	$41,774	41,506	37,481	31,220	23,583
Operating profit	$11,704	11,700	7,996	2,274	5,134
Interest expense	$(3,150)	(4,315)	(3,045)	(2,304)	(1,100)
Net income	$6,460	4,882	4,047	40,094	11,722
Income (loss) attributable to noncontrolling interest	$75	(420)	(518)	11,879	(993)
Net income attributable to the Company	$6,385	5,302	4,565	28,215	12,715
Per Common Share:
Basic	$0.34	0.28	0.24	1.51	0.66
Diluted	$0.34	0.28	0.24	1.50	0.66

Financial Summary:
Property and equipment, net	$407,439	367,320	367,158	350,665	203,140
Total assets	$728,485	709,166	701,084	678,190	536,360
Long-term debt	$178,853	178,705	178,557	178,409	89,964
Shareholders' equity	$423,103	414,520	407,145	396,423	367,654
Net Book Value per common share	$22.21	21.85	21.52	21.06	19.63
Other Data:
Weighted average common shares - basic	18,882	18,840	18,772	18,710	19,161
Weighted average common shares - diluted	18,970	18,922	18,870	18,794	19,219
Number of employees	19	15	13	14	13

Quarterly Results (unaudited)
(Dollars in thousands except per share amounts)

	For the Quarter Ended				Total Fiscal Year 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Revenues	$10,133	10,477	10,633	10,531	41,774
Operating profit	$2,882	2,820	3,083	2,919	11,704
Net income	$1,335	2,059	1,379	1,687	6,460
Net income attributable to the Company	$1,301	2,044	1,361	1,679	6,385
Earnings per common share (a):
Net income attributable to the Company-
Basic	$0.07	0.11	0.07	0.09	0.34
Diluted	$0.07	0.11	0.07	0.09	0.34
Market price per common share (b):
High	$31.78	31.07	30.48	32.48	32.48
Low	$28.64	29.01	27.48	29.00	27.48

	For the Quarter Ended				Total Fiscal Year 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Revenues	$10,114	10,696	10,591	10,105	41,506
Operating profit	$2,854	2,767	2,896	3,183	11,700
Net income	$406	492	1,099	2,885	4,882
Net income attributable to the Company	$565	598	1,259	2,880	5,302
Earnings per common share (a):
Net income attributable to the Company-
Basic	$0.03	0.03	0.13	0.15	0.28
Diluted	$0.03	0.03	0.13	0.15	0.28
Market price per common share (b):
High	$29.50	30.52	29.34	32.34	32.34
Low	$26.89	26.41	26.99	26.60	26.41
(a)Earnings per share of common stock is computed independently for each quarter presented. The sum of the quarterly net earnings per share of common stock for a year may not equal the total for the year due to rounding differences.
(b)All prices represent high and low daily closing prices as reported by The Nasdaq Stock Market.
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

Executive Overview
FRP Holdings, Inc. (“FRP” or the “Company”) is a real estate development, asset management and operating company business. Our properties are located in the Mid-Atlantic and southeastern United States and consist of:
Residential/mixed-use apartments in Washington, D.C., Greenville, SC, and Florida;
Warehouse or office properties in Maryland and Florida either existing or under development;
Mining royalty lands, some of which will have second lives as development properties;
Properties held for sale.
We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to focus on our core business activity of real estate development, asset management and operations. We are developing a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future growth. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. Timing of projects may be subject to delays caused by factors beyond our control.
Reportable Segments
We conduct all of our business in the following four reportable segments: (1) multifamily (2) industrial and commercial (3) mining royalty lands and (4) development. For more information regarding our reportable segments, see Note 10. Business Segments of our consolidated financial statements included in this annual report.

Multifamily Segment.

As of December 31, 2024 the Multifamily segment included six stabilized joint ventures which own and manage apartment buildings and any associated retail. These assets create revenue and cash flows through tenant rental payments and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 - 15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The six multifamily properties are as follows:

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
As of December 31, 2024, the Industrial and Commercial Segment includes nine buildings at four commercial properties owned by the Company in fee simple as follows:
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
4)Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet that are 100.0% leased and occupied.
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

Mining Royalty Lands Segment.
Our Mining Royalty Lands segment owns several properties comprising approximately 16,648 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell sand and stone deposits from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the sand and stone deposits on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the year ended December 31, 2024, aggregate royalty tons sold were 9.6 million.
The major expenses in this segment are comprised of collection and accounting for royalties, management’s oversight of the mining leases, land entitlement for post-mining uses and property taxes at our non-leased locations and at our Grandin location which, unlike our other leased mining locations, are not entirely paid by the tenant. As such, our costs in this business are very low as a percentage of revenue, are relatively stable and are not affected by increases in production at our locations. Our current mining tenants are Vulcan Materials, Martin Marietta, Cemex, Summit Materials and The Concrete Company.
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
Development Segment.
Through our Development segment, we own and are continuously monitoring for their “highest and best use” several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all our non-income producing lands into income production through (i) an orderly process of constructing new commercial and residential buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will purchase land or form joint ventures on new developments of land not previously owned by the Company.
Revenues in this segment are generated predominately from land sales and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, the personnel costs of our in-house management team and horizontal and vertical construction costs.

Development Segment – Industrial and Commercial Land.
At December 31, 2024, this segment owned the following future development parcels:
1)54 acres of land that will be capable of supporting 635,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD (Crouse land adjacent to Cranberry Business Park).
2)17 acres of land in Harford County, MD that can accommodate 258,000 square foot speculative warehouse project on Chelsea Road under construction due to be complete in the second quarter of 2025.
3)170 acres of land located at 765 Mechanics Valley Road in Cecil County, MD that can accommodate 900,000 square feet of industrial development.
We also have three properties that were either spun-off to us from Florida Rock Industries in 1986 or acquired by us from unrelated third parties. These properties are being prepared for their highest and best use and will either be sold or contributed as equity in a joint venture. We are often able to lease these properties on an interim basis for an income stream while we wait for the development market to mature.
Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.3	Conceptual design program ongoing	$7,533,000
Hampstead Trade Center, MD	118	Seeking PUD in preparation for sale	$11,856,000
Square 664E, on the Anacostia River in DC	2	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,194,000
Total	122.4		$26,583,000

Development Segment - Investments in Joint Ventures

The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, FL	Vulcan Materials Company	Future planned residential development of 4,280 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	329,000 square-foot, multi-building business park 78.6% leased. Pre-development for 153 single family rental homes, four retail lots, and an office building	50%

Aberdeen Overlook residential development in Harford County, MD		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Estero, FL	Woodfield Development	Pre-development activities for a mixed-use project with 596 multifamily units, 60,000 square feet of commercial space, 20,000 square feet of office space and a boutique 170-key hotel. Construction is expected to commence in 2025.	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for first phase of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Woven property in Greensville, SC	Woodfield Development	Pre-development activities for a mixed-use project with approximately 214 multifamily units and 10,000 square feet of retail space. Vertical construction is expected to commence in 2025.	50%
Lakeland, FL	Altman Logistics Properties (formerly doing business as BBX Logistics)	Pre-development activities for a 200,000 square foot class A warehouse. We plan to commence construction in the second quarter of 2025 at which time the Company's ownership increases to 90%.	50%
Broward County, FL	Altman Logistics Properties (formerly doing business as BBX Logistics)	Pre-development activities for 182,000 square feet of industrial product. We plan to commence construction in the second quarter of 2025 at which time the Company's ownership increases to 80%.	50%

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of December 31, 2024
Brooksville Quarry, LLC	50.00%	$7,579	7,249	—	(44)
BC FRP Realty, LLC	50.00%	5,722	10,965	5,158	(332)
Buzzard Point Sponsor, LLC	50.00%	2,446	2,446	—	—
Bryant Street Partnerships	72.10%	65,248	140,155	77,929	(6,721)
Lending ventures	100.00%	26,164	16,007	(5,079)	—
Estero Partnership	16.00%	3,711	6,615	2,560	—
The Verge Partnership	61.37%	37,148	77,571	41,880	(3,102)
Greenville Partnerships	40.00%	5,881	39,031	31,932	(1,160)
Total		$153,899	300,039	154,380	(11,359)

The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of December 31, 2024 are summarized in the following two tables (in thousands):

	As of December 31, 2024
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily

Investments in real estate, net	$0	180,928	40,733	124,010	94,020	$439,691
Cash and restricted cash	0	5,348	613	2,001	3,104	11,066
Unrealized rents & receivables	0	6,708	0	250	258	7,216
Deferred costs	4,892	1,406	0	138	195	6,631
Total Assets	$4,892	194,390	41,346	126,399	97,577	$464,604

Secured notes payable	$0	108,084	16,000	68,242	79,829	$272,155
Other liabilities	0	3,126	856	1,209	2,158	7,349
Capital – FRP	2,446	63,241	3,600	34,874	4,870	109,031
Capital – Third Parties	2,446	19,939	20,890	22,074	10,720	76,069
Total Liabilities and Capital	$4,892	194,390	41,346	126,399	97,577	$464,604

	As of December 31, 2024
	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Total Multifamily	Grand Total

Investments in real estate, net	$14,354	20,956	16,007	439,691	$491,008
Cash and restricted cash	143	144	0	11,066	11,353
Unrealized rents & receivables	0	517	0	7,216	7,733
Deferred costs	1	313	0	6,631	6,945
Total Assets	$14,498	21,930	16,007	464,604	$517,039

Secured notes payable	$0	10,315	(10,157)	272,155	$272,313
Other liabilities	0	285	0	7,349	7,634
Capital – FRP	7,579	5,665	26,164	109,031	148,439
Capital - Third Parties	6,919	5,665	0	76,069	88,653
Total Liabilities and Capital	$14,498	21,930	16,007	464,604	$517,039

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of December 31, 2024:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$347,172	37,527	47,527	144,832	151,427	$728,485
Investments in unconsolidated joint ventures	(108,277)		(7,579)	(38,043)		(153,899)
Company's share of assets in unconsolidated joint ventures	256,757		7,249	36,033		300,039
Noncontrolling interest in consolidated assets	(109,374)			(15,728)	(2,336)	(127,438)
Pro rata assets	$386,278	37,527	47,197	127,094	149,091	$747,187

Consolidated secured notes payable	178,853					178,853
Company's share of debt in unconsolidated joint ventures	151,741			2,639		154,380
Noncontrolling interest in consolidated debt	(81,340)					(81,340)
Pro rata debt	$249,254	—	—	2,639	—	$251,893

Pro rata assets less debt	$137,024	37,527	47,197	124,455	149,091	$495,294
Deferred income taxes						(67,688)
Other liabilities and noncontrolling interest adjustment						(4,503)
Consolidated shareholder's equity						$423,103

Executive Summary and Analysis – In the fourth quarter, the Company saw a 21% improvement in pro rata NOI compared to the same period last year, and for the year ended December 31 2024 saw a 26% increase in pro rata NOI ($38.1 million vs $30.2 million) compared to 2023. This is consistent with the almost 30% compound annual growth rate at which we have grown pro rata NOI since 2021. We experienced meaningful NOI growth across all segments in 2024 compared to last year including a 17% improvement ($649,000) in Industrial and Commercial NOI; a 23% increase ($2.7 million) in Mining Royalty lands NOI; and a 34% increase ($4.6 million) in Multifamily NOI. While we are proud of this level of growth, as we have mentioned in the past and highlight in our shareholder letter, it is also a pace we cannot possibly sustain, and do not expect to match in 2025. For a number of reasons, we expect 2025 NOI to be flat if not slightly less than 2024. In the Industrial Segment, we have vacancies at Cranberry and our new Chelsea building that will take time to lease up and will have operating expenses that will negatively impact NOI compared to 2024. The lease-up of three different projects (Verge, Bryant Street, and .408 Jackson) in our Multifamily segment had a profound impact in the growth of our NOI over the last 12 months. In 2025, these lease-ups will give way to more organic growth as we attempt to improve rents on already stabilized assets, a particular challenge for the DC assets which will be competing with a glut of new projects. Mining royalty revenue and earnings should remain strong in 2025, though from an NOI perspective, it will be difficult to keep pace with 2024, simply for the fact that we received a $1.9 million one-time minimum payment at one location, which we cannot replicate for obvious reasons.

The flip side of this coin is that while we anticipate our NOI growth to stall in 2025, the driver of most of our future NOI growth will also come in 2025 through an estimated $71 million in equity capital investment. In 2025, we will begin construction on our two industrial joint ventures in Florida, continue to entitle our existing industrial pipeline in Maryland to have the land shovel ready in 2026, and look to augment our existing pipeline through a land purchase, industrial joint venture, or possibly both. This is where the rubber hits the road on our pivot to industrial development, and sets the course for our stated goal of delivering three new industrial assets every two years as we look to double the size of this segment over the next five years.

While our core focus is industrial, we will continue to partner on multifamily projects that meet our return thresholds. We believe these are an effective hedge of our aggressive industrial strategy. We will always try to exploit our competitive advantage in the asset class we have the most experience in, but real estate can be cyclical and there will almost certainly come a day where the state of the industrial market will make us glad we continued to pursue multifamily development. In 2025, we anticipate moving forward with two multifamily projects outside the DC area, one in South Carolina and the other in southwest Florida, which will add 810 units and $6 million in pro rata NOI upon stabilization.

Highlights of the year ending 12/31/24.
•20% increase in Net Income ($6.4 million vs $5.3 million)
•26% increase in pro rata NOI ($38.1 million vs $30.2 million)
•The Mining Royalty Lands Segment's pro rata NOI includes a $2.2 million increase in unrealized revenues primarily due to a one-time, $1.9 million minimum royalty payment that applies to the prior twenty-four months as the tenant failed to meet a production requirement contained in the lease. This revenue was straight-lined over the estimated remaining 20 year life of the lease.
•34% increase in the Multifamily segment’s pro rata NOI primarily due to lease up of Bryant St., 408 Jackson, and The Verge. This comparison includes the results for these three projects from the same period last year (when these projects were still in our Development segment).
•Industrial and Commercial revenue increased 5%, and segment NOI increased 17%

COMPARATIVE RESULTS OF OPERATIONS
Consolidated Results

(dollars in thousands)	Twelve Months Ended December 31,
	2024	2023	Change	%
Revenues:
Lease revenue	$28,922	28,979	$(57)	-.2%
Mining royalty and rents	12,852	12,527	325	2.6%
Total revenues	41,774	41,506	268	.6%

Cost of operations:
Depreciation, depletion and amortization	10,187	10,821	(634)	-5.9%
Operating expenses	7,170	7,364	(194)	-2.6%
Property taxes	3,437	3,650	(213)	-5.8%
General and administrative	9,276	7,971	1,305	16.4%
Total cost of operations	30,070	29,806	264	.9%

Total operating profit	11,704	11,700	4	—%

Net investment income	11,112	10,897	215	2.0%
Interest expense	(3,150)	(4,315)	1,165	-27.0%
Equity in loss of joint ventures	(11,359)	(11,937)	578	-4.8%
(Loss) gain on sale of real estate	182	53	129	243.4%
Income before income taxes	8,489	6,398	2,091	32.7%
Provision for income taxes	2,029	1,516	513	33.8%

Net income	6,460	4,882	1,578	32.3%
Income (loss) attributable to noncontrolling interest	75	(420)	495	-117.9%
Net income attributable to the Company	$6,385	5,302	$1,083	20.4%

Net income for 2024 was $6,385,000 or $.34 per share versus $5,302,000 or $.28 per share last year. Pro rata NOI for 2024 was $38,139,000 versus $30,240,000 last year.
•Pro rata NOI includes a one-time, minimum royalty payment of $1,853,000 that applies to the prior twenty-four months as the tenant failed to meet a production requirement contained in the lease. This revenue was straight-lined over the estimated remaining 20 year life of the lease.
•General and administrative expense increased $1,305,000 over the same period last year due primarily to the implementation of our executive succession and transition plan that commenced in May, 2024.
•Net investment income increased $215,000 due to increased earnings on cash equivalents ($1,321,000) and increased income from our lending ventures ($1,059,000), partially offset by decreased preferred interest ($2,165,000) due to the conversion of FRP preferred equity to common equity at Bryant Street.

•Interest expense decreased $1,165,000 compared to the same period last year as we capitalized $1,296,000 more interest, partially offset by increased costs related to the increase in our line of credit with Wells Fargo. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.
•Equity in loss of Joint Ventures improved $578,000 due to improved results at our unconsolidated joint ventures. Results improved at The Verge ($2,445,000) and .408 Jackson ($259,000) but that improvement was mostly offset by a $2,255,000 increase in loan guarantee expense. The Company recorded a gain on loan guarantee of $1,886,000 in December 2023 as the guarantee liability was relieved upon the refinancing of the Bryant Street debt versus an expense of $496,000 in 2024 stemming from the guarantee of the new Bryant Street loan.

Multifamily Segment (pro rata consolidated and pro rata unconsolidated)
For ease of comparison all the figures in the tables below include the results for Bryant Street, .408 Jackson, and The Verge from the prior period (when these projects were still in our Development segment).

	Twelve Months Ended December 31,
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$32,377	100.0%	26,592	100.0%	5,785	21.8%

Depreciation and amortization	13,309	41.1%	12,847	48.3%	462	3.6%
Operating expenses	10,740	33.2%	9,649	36.3%	1,091	11.3%
Property taxes	3,578	11.1%	3,207	12.1%	371	11.6%

Cost of operations	27,627	85.3%	25,703	96.7%	1,924	7.5%

Operating profit before G&A	$4,750	14.7%	889	3.3%	3,861	434.3%

Depreciation and amortization	13,309		12,847		462
Unrealized rents & other	118		(193)		311
Net operating income	$18,177	56.1%	13,543	50.9%	4,634	34.2%

The combined consolidated and unconsolidated pro rata net operating income this year for this segment was $18,177,000, up $4,634,000 or 34% compared to $13,543,000 last year. Most of this increase was from the lease up of Bryant Street, .408 Jackson, and The Verge. These three projects contributed $9,740,000 of pro rata NOI to this segment compared to $5,466,000 in the Development segment last year, an increase of $4,274,000. Same store NOI (Dock, Maren & Riverside) increased $360,000 or 4.5%.

Apartment Building	Units	Pro rata NOI 2024	Pro rata NOI 2023	Avg. Occupancy 2024	Avg. Occupancy 2023	Renewal Success Rate YTD 2024	Renewal % increase 2024

Dock 79 Anacostia DC	305	$3,800,000	$3,711,000	94.2%	94.4%	67.6%	3.4%
Maren Anacostia DC	264	$3,776,000	$3,566,000	94.3%	95.6%	57.1%	2.6%
Riverside Greenville	200	$861,000	$800,000	93.3%	94.5%	58.0%	3.1%
Bryant Street DC	487	$5,793,000	$4,849,000	91.3%	92.9%	58.1%	2.7%
.408 Jackson Greenville	227	$1,298,000	$577,000	95.0%	59.9%	56.4%	4.7%
Verge Anacostia DC	344	$2,649,000	$40,000	90.0%	46.7%	68.8%	3.2%
Multifamily Segment	1,827	$18,177,000	$13,543,000	92.8%	84.5%

Multifamily Segment (Consolidated - Dock & Maren)

	Twelve Months Ended December 31,
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$22,096	100.0%	21,824	100.0%	272	1.2%

Depreciation and amortization	7,936	35.8%	8,768	40.2%	(832)	-9.5%
Operating expenses	6,047	27.4%	6,285	28.8%	(238)	-3.8%
Property taxes	2,288	10.4%	2,231	10.2%	57	2.6%

Cost of operations	16,271	73.6%	17,284	79.2%	(1,013)	-5.9%
Operating profit before G&A
	$5,825	26.4%	4,540	20.8%	1,285	28.3%

Total revenues for our two consolidated joint ventures (Dock & Maren) were $22,096,000, an increase of $272,000 versus $21,824,000 last year. Total operating profit before G&A for the consolidated joint ventures was $5,825,000, an increase of $1,285,000, or 28% versus $4,540,000 last year primarily due to lower depreciation and operating expense. Depreciation decreased as some of the assets became fully depreciated. Operating expenses decreased due to lower maintenance, utilities, insurance and marketing costs.

Multifamily Segment (Pro rata unconsolidated)

	Twelve Months Ended December 31,
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$20,335	100.0%	14,700	100.0%	5,635	38.3%

Depreciation and amortization	8,960	44.1%	8,055	54.8%	905	11.2%
Operating expenses	7,431	36.5%	6,194	42.1%	1,237	20.0%
Property taxes	2,335	11.5%	1,993	13.6%	342	17.2%

Cost of operations	18,726	92.1%	16,242	110.5%	2,484	15.3%

Operating profit before G&A	$1,609	7.9%	(1,542)	(10.5%)	3,151

For our four unconsolidated joint ventures, pro rata revenues were $20,335,000, an increase of $5,635,000 or 38% compared to $14,700,000 in the same period last year. Pro rata operating profit before G&A was $1,609,000 versus a loss of $1,542,000 last year, an increase of $3,151,000.
Industrial and Commercial Segment

	Twelve Months Ended December 31,
(dollars in thousands)	2024	%	2023	%	Change	%

Lease revenue	$5,621	100.0%	5,354	100.0%	267	5.0%

Depreciation and amortization	1,444	25.7%	1,374	25.7%	70	5.1%
Operating expenses	803	14.3%	653	12.2%	150	23.0%
Property taxes	264	4.7%	247	4.6%	17	6.9%

Cost of operations	2,511	44.7%	2,274	42.5%	237	10.4%

Operating profit before G&A	$3,110	55.3%	3,080	57.5%	30	1.0%

Depreciation and amortization	1,444		1,374		70
Unrealized revenues	(7)		(556)		549
Net operating income	$4,547	80.9%	$3,898	72.8%	$649	16.6%
Total revenues in this segment were $5,621,000, up $267,000 or 5%, over last year. Operating profit before G&A was $3,110,000, up $30,000 or 1% from $3,080,000 last year. Revenues and operating profit are up because of full occupancy at 1841 62nd Street (which had only $11,000 of revenue in the first quarter last year) and the addition of 1941 62nd Street to this segment in March 2023 less $222,000 of allowance for uncollectible revenue on one tenant in the process of eviction. We were 95.6% leased and occupied during 2024 inclusive of the uncollectable space leased. Net operating income in this segment was $4,547,000, up $649,000 or 17% compared to last year partially due to $549,000 more unrealized rental revenue in the prior year due to rent abatements that expired in 2023.

Mining Royalty Lands Segment Results

	Twelve Months Ended December 31,
(dollars in thousands)	2024	%	2023	%	Change	%

Mining royalty and rent revenue	$12,852	100.0%	12,527	100.0%	325	2.6%

Depreciation, depletion and amortization	636	5.0%	497	4.0%	139	28.0%
Operating expenses	69	0.5%	68	0.5%	1	1.5
Property taxes	294	2.3%	428	3.4%	(134)	-31.3%

Cost of operations	999	7.8%	993	7.9%	6	0.6%

Operating profit before G&A	$11,853	92.2%	11,534	92.1%	319	2.8%

Depreciation and amortization	636		497		139
Unrealized revenues	1,907		(311)		2,218
Net operating income	$14,396	112.0%	$11,720	93.6%	$2,676	22.8%

Total revenues in this segment were $12,852,000, an increase of $325,000 or 3% versus $12,527,000 last year despite a 3% decrease in royalty tons sold compared to 2023. Royalty revenues were impacted by the deduction of royalties to resolve an $842,000 overpayment. During the year, the tenant withheld $619,000 in royalties otherwise due to the Company with the remainder ($223,000) withheld in the fourth quarter of 2023. There are no further amounts to be withheld moving forward. Total operating profit before G&A in this segment was $11,853,000, an increase of $319,000 versus $11,534,000 last year. Net operating income in this segment was $14,396,000, up $2,676,000 or 23% compared to last year mostly due to a one-time, minimum royalty payment at one location which is straight-lined across the estimated remaining 20 year life of the lease for GAAP revenue purposes.

Development Segment Results

	Twelve Months Ended December 31,
(dollars in thousands)	2024	2023	Change

Lease revenue	$1,205	1,801	(596)

Depreciation, depletion and amortization	171	182	(11)
Operating expenses	251	358	(107)
Property taxes	591	744	(153)

Cost of operations	1,013	1,284	(271)

Operating profit before G&A	$192	517	(325)

With respect to ongoing Development Segment projects:

▪We entered into two new joint venture agreements in early 2024 with Altman Logistics Properties (formerly doing business as BBX Logistics). The first joint venture is a 200,000 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a 182,000 square-foot warehouse redevelopment project in Broward County, FL. We anticipate construction to start on both projects in the second quarter of 2025.
▪Last summer we broke ground on a new speculative warehouse project in Aberdeen, MD on Chelsea Road. This Class A, 258,000 square foot building is due to be completed in the 2nd quarter of 2025.
▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $26.5 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. At year end, 100 lots have been sold and $15.3 million of preferred interest and principal has been returned to the Company of which $4.0 million was booked as profit to the Company.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of December 31, 2024, we had $148,620,000 of cash and cash equivalents. As of December 31, 2024 we had no debt borrowed under our $35 million Wells Fargo revolver, $548,000 outstanding under letters of credit and $34,452,000 available to borrow under the revolver. On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Twelve Months Ended December 31,
	2024	2023
Total cash provided by (used for):
Operating activities	$28,986	32,971
Investing activities	(50,621)	(48,747)
Financing activities	12,700	(4,166)
Increase (decrease) in cash and cash equivalents	$(8,935)	(19,942)

Outstanding debt at the beginning of the period	178,705	178,557
Outstanding debt at the end of the period	178,853	178,705

Operating Activities - Net cash provided by operating activities for the year ended December 31, 2024 was $28,986,000 versus $32,971,000 last year. Income and NOI increased substantially but net cash provided by operating activities of the Company excludes the unconsolidated joint ventures where much of the increase occurred. In addition, income tax payments increased $1,863,000 and accounts payable and accrued liabilities in the prior year increased $3,028,000 primarily due to the phase of construction of our latest warehouse.
Investing Activities - Net cash used in investing activities for the year ended December 31, 2024 was $50,621,000 versus $48,747,000 in the same period last year. The $1.9 million increase was primarily due to a $40.0 million increase in property due to $31.7 million invested by the Company and Altman Logistics Properties (formerly doing business as BBX Logistics) in the consolidated warehouse joint ventures and active Company warehouse construction mostly offset by a $30.3 million decrease in investments in joint ventures due to lower capital calls and lending activity, and an $8.0 million increase in return of capital from joint ventures due to permanent financing at .408 Jackson and higher lending venture returns.
Financing Activities – Net cash provided by financing activities was $12,700,000 versus $4,166,000 required in the same period last year primarily due to $15.7 million of contributions from Altman Logistics Properties (formerly doing business as BBX Logistics) toward our consolidated partnerships versus the same period last year including $2.0 million repurchase of stock partially offset by the exercise of employee stock options.

Credit Facilities - On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior $20 million Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of December 31, 2024, these covenants would have limited our ability to pay dividends to a maximum of $105 million combined.
On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans are separately secured by the Dock 79 and The Maren real property and improvements, bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033. Either loan may be prepaid subject to yield maintenance premiums. Either loan may be transferred to a qualified buyer as part of a one-time sale subject to a 60% loan to value, minimum of 7.5% debt yield and a 0.75% transfer fee.
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

Cash Requirements – The Company expects to invest $62 million into our existing real estate holdings and joint ventures during 2025 and $153 million beyond 2025 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings through credit facilities.
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

Pro Rata Net Operating Income Reconciliation
Twelve months ended 12/31/24 (in thousands)

	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$1,459	(3,098)	(5,708)	8,219	5,588	6,460
Income tax allocation	448	(952)	(1,764)	2,525	1,772	2,029

Income (loss) before income taxes	1,907	(4,050)	(7,472)	10,744	7,360	8,489

Less:
Unrealized rents	7	—	—	—	—	7
Gain on sale of real estate	—	—	—	182	—	182
Interest income	—	3,574	—	—	7,538	11,112
Plus:
Unrealized rents	—	—	10	1,907	—	1,917
Professional fees	—	—	85	—	—	85
Equity in loss of joint ventures	—	2,049	9,266	44	—	11,359
Interest expense	—	—	2,972	—	178	3,150
Depreciation/amortization	1,444	171	7,936	636	—	10,187
General and administrative	1,203	5,767	1,059	1,247	—	9,276
						—
Net operating income (loss)	4,547	363	13,856	14,396	—	33,162

NOI of noncontrolling interest	—	—	(6,326)	—	—	(6,326)
Pro rata NOI from unconsolidated joint ventures	—	656	10,647	—	—	11,303

Pro rata net operating income	$4,547	1,019	18,177	14,396	—	38,139

Pro Rata Net Operating Income Reconciliation
Twelve months ended 12/31/23 (in thousands)

	Industrial/ Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals
Net Income (loss)	$1,285	(8,043)	(848)	7,682	4,806	4,882
Income Tax Allocation	477	(2,983)	(158)	2,848	1,332	1,516
Income (loss) before income taxes	1,762	(11,026)	(1,006)	10,530	6,138	6,398

Less:
Unrealized rents	556	—	10	311	—	877
Gain on sale of real estate and other income	—	—	46	10	—	56
Interest income	—	4,712	—	—	6,185	10,897
Plus:
Loss on sale of real estate	2	—	1	—	—	3
Equity in loss of Joint Ventures	—	11,397	500	40	—	11,937
Professional fees - other	—	—	60	—	—	60
Interest Expense	—	—	4,268	—	47	4,315
Depreciation/Amortization	1,374	182	8,768	497	—	10,821
Management Co. Indirect	529	2,471	444	525	—	3,969
Allocated Corporate Expenses	787	2,387	379	449	—	4,002

Net Operating Income	3,898	699	13,358	11,720	—	29,675

NOI of noncontrolling interest	—	—	(6,081)	—	—	(6,081)
Pro rata NOI from unconsolidated joint ventures	—	5,846	800	—	—	6,646

Pro rata net operating income	$3,898	6,545	8,077	11,720	—	30,240

OFF-BALANCE SHEET ARRANGEMENTS
The Company has outstanding letters of credit described above under “Liquidity and Capital Resources.” The Company has guaranteed debt as described in Note 12 Contingent Liabilities. The Company's unconsolidated Joint Ventures have debt as scheduled under “Investments in Joint Ventures”. The Company does not have any other off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future material effect on its financial condition.
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
Income Taxes. The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the related tax expense or benefit has already been recorded in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in the Consolidated Financial Statements compared with when they are recognized in the tax returns. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent recovery is not probable, a valuation allowance is established and included as an expense as part of our income tax provision. No valuation allowance was recorded at December 31, 2024, as all deferred tax assets are considered more likely than not to be realized. Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on the provision for income taxes. As part of the calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter, for which an established accrual was made, is audited and resolved.
INFLATION
Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. Substantially all of the Company’s royalty agreements are based on a percentage of the sales price of the related mined items. Substantially all lease agreements provide escalation provisions.

CONSOLIDATED STATEMENTS OF INCOME – Years ended December 31
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Lease revenue	$28,922	28,979	26,798
Mining Royalty and rents	12,852	12,527	10,683
Total Revenues	41,774	41,506	37,481

Cost of operations:
Depreciation, depletion and amortization	10,187	10,821	11,217
Operating expenses	7,170	7,364	7,065
Property taxes	3,437	3,650	4,125
General and administrative	9,276	7,971	7,078
Total cost of operations	30,070	29,806	29,485

Total operating profit	11,704	11,700	7,996

Net investment income	11,112	10,897	5,473
Interest expense	(3,150)	(4,315)	(3,045)
Equity in loss of joint ventures	(11,359)	(11,937)	(5,721)
Gain on sale of real estate and other income	182	53	874

Income before income taxes	8,489	6,398	5,577
Provision for income taxes	2,029	1,516	1,530

Net income	6,460	4,882	4,047
(Loss) gain attributable to noncontrolling interest	75	(420)	(518)

Net income attributable to the Company	$6,385	5,302	4,565

Earnings per common share:
Net Income attributable to the Company -
Basic	$0.34	0.28	0.24
Diluted	$0.34	0.28	0.24

Number of shares (in thousands) used in computing:
-basic earnings per common share	18,882	18,840	18,772
-diluted earnings per common share	18,970	18,922	18,870
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Years ended December 31
(In thousands)

	Years Ended December 31,
	2024	2023	2022

Net income	$6,460	4,882	4,047
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on investments, net of income tax effect of $49, $563 and $(504)	52	1,341	(1,358)
Minimum pension liability, net of income tax effect of $(10), $(12) and $(11)	(32)	(30)	(31)
Comprehensive income	$6,480	6,193	2,658

Less comp. income (loss) attributable to noncontrolling interest	75	(420)	(518)

Comprehensive income attributable to the Company	$6,405	6,613	3,176
See accompanying notes.

CONSOLIDATED BALANCE SHEETS – As of December 31
(In thousands, except share data)

Assets:	December 31, 2024	December 31, 2023
Real estate investments at cost:
Land	$168,943	141,602
Buildings and improvements	283,421	282,631
Projects under construction	32,770	10,845
Total investments in properties	485,134	435,078
Less accumulated depreciation and depletion	77,695	67,758
Net investments in properties	407,439	367,320

Real estate held for investment, at cost	11,722	10,662
Investments in joint ventures	153,899	166,066
Net real estate investments	573,060	544,048

Cash and cash equivalents	148,620	157,555
Cash held in escrow	1,315	860
Accounts receivable, net	1,352	1,046
Federal and state income taxes receivable	—	337
Unrealized rents	1,380	1,640
Deferred costs	2,136	3,091
Other assets	622	589
Total assets	$728,485	709,166

Liabilities:
Secured notes payable	$178,853	178,705
Accounts payable and accrued liabilities	6,026	8,333
Other liabilities	1,487	1,487
Federal and state income taxes payable	611	—
Deferred revenue	2,437	925
Deferred income taxes	67,688	69,456
Deferred compensation	1,465	1,409
Tenant security deposits	805	875
Total liabilities	259,372	261,190

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,046,894 and 18,968,448 shares issued and outstanding, respectively	1,905	1,897
Capital in excess of par value	68,876	66,706
Retained earnings	352,267	345,882
Accumulated other comprehensive income, net	55	35
Total shareholders’ equity	423,103	414,520
Noncontrolling interests	46,010	33,456
Total equity	469,113	447,976
Total liabilities and equity	$728,485	709,166
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Years ended December 31
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$6,460	4,882	4,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,390	10,975	11,462
Deferred income taxes	(1,768)	1,496	1,813
Equity in loss of joint ventures	11,359	11,937	5,721
Gain on sale of equipment and property	(209)	(14)	(904)
Stock-based compensation	1,957	1,738	1,569
Net changes in operating assets and liabilities:
Accounts receivable	(306)	120	(373)
Deferred costs and other assets	964	(499)	(1,972)
Accounts payable and accrued liabilities	(795)	3,028	(276)
Income taxes payable and receivable	948	(355)	1,121
Other long-term liabilities	(14)	(337)	130
Net cash provided by operating activities	28,986	32,971	22,338

Cash flows from investing activities:
Investments in properties	(51,194)	(11,217)	(27,615)
Investments in joint ventures	(16,372)	(46,693)	(21,578)
Return of capital from investments in joint ventures	17,176	9,210	20,770
Proceeds from sales of investments available for sale	—	—	4,317
Cash held in escrow	(455)	(63)	(45)
Proceeds from sale of assets	224	16	955
Net cash (used in) provided by investing activities	(50,621)	(48,747)	(23,196)

Cash flows from financing activities:
Contribution from noncontrolling interest	15,706	—	27,894
Distribution to noncontrolling interests	(3,227)	(3,190)	(11,472)
Repurchase of Company stock	—	(2,000)	—
Exercise of employee stock options	221	1,024	412
Net cash (used in) provided by financing activities	12,700	(4,166)	16,834

Net (decrease) increase in cash and cash equivalents	(8,935)	(19,942)	15,976
Cash and cash equivalents at beginning of year	157,555	177,497	161,521
Cash and cash equivalents at end of the year	$148,620	157,555	177,497
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$2,971	4,165	2,893
Income taxes	$2,790	927	(1,761)
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income, net of tax	Total Share Holders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount

Balance at January 1, 2022	18,822,056	$1,882	$56,676	$337,752	$113	$396,423	$28,827	$425,250

Exercise of stock options	32,920	3	409	—	—	412	—	412
Stock option grant compensation	—	—	69	—	—	69	—	69
Restricted stock compensation	—	—	800	—	—	800	—	800
Shares granted to Employee	1,730	—	50	—	—	50	—	50
Shares granted to Directors	22,464	3	647	—	—	650	—	650
Restricted stock award	42,928	4	(4)	—	—	—	—	—
Forfeiture of restricted stock award	(2,726)	—	—	—	—	—	—	—
Net income	—	—	—	4,565	—	4,565	(518)	4,047
Contributions from partner	—	—	—	—	—	—	27,894	27,894
Reallocation of partners’ interest	—	—	7,665	—	—	7,665	(7,665)	—
Reallocation income tax expense	—	—	(2,100)	—	—	(2,100)	—	(2,100)
Distributions to partners	—	—	—	—	—	—	(11,472)	(11,472)
Minimum pension liability, net	—	—	—	—	(31)	(31)	—	(31)
Unrealized loss on investment, net	—	—	—	—	(1,358)	(1,358)	—	(1,358)

Balance at December 31, 2022	18,919,372	$1,892	$64,212	$342,317	$(1,276)	$407,145	$37,066	$444,211

Exercise of stock options	49,710	5	1,019	—	—	1,024	—	1,024
Stock option grant compensation	—	—	60	—	—	60	—	60
Restricted stock compensation	—	—	1,028	—	—	1,028	—	1,028
Shares granted to Employee	1,856	—	50	—	—	50	—	50
Shares granted to Directors	20,760	2	598	—	—	600	—	600
Restricted stock award	50,568	5	(5)	—	—	—	—	—
Shares purchased and cancelled	(73,818)	(7)	(256)	(1,737)	—	(2,000)	—	(2,000)
Net income	—	—	—	5,302	—	5,302	(420)	4,882
Distributions to partners	—	—	—	—	—	—	(3,190)	(3,190)
Minimum pension liability, net	—	—	—	—	(30)	(30)	—	(30)
Unrealized gains on investment, net	—	—	—	—	1,341	1,341	—	1,341

Balance at December 31, 2023	18,968,448	$1,897	$66,706	$345,882	$35	$414,520	$33,456	$447,976

Exercise of stock options	16,420	2	219	—	—	221	—	221
Stock option grant compensation	—	—	78	—	—	78	—	78
Restricted stock compensation	—	—	1,279	—	—	1,279	—	1,279
Shares granted to Directors	19,356	2	598	—	—	600	—	600
Restricted stock award	42,670	4	(4)	—	—	—	—	—
Net income	—	—	—	6,385	—	6,385	75	6,460
Contributions from partner	—	—	—	—	—	—	15,706	15,706
Distributions to partners	—	—	—	—	—	—	(3,227)	(3,227)
Minimum pension liability, net	—	—	—	—	(32)	(32)	—	(32)
Unrealized gains on investment, net	—	—	—	—	52	52	—	52

Balance at December 31, 2024	19,046,894	$1,905	$68,876	$352,267	$55	$423,103	$46,010	$469,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Accounting Policies.
ORGANIZATION - FRP Holdings, Inc. (the “Company” or "FRP") was incorporated on April 22, 2014 in connection with a corporate reorganization that preceded the Spin-off of Patriot Transportation Holding, Inc. The Company’s predecessor issuer was formed on July 20, 1988. FRP is a holding company engaged in various real estate businesses. The segments of the Company include: (i) leasing and management of industrial and commercial properties (the “Industrial and Commercial Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, industrial, and office (the “Development Segment”), (iv) management of mixed-use residential/retail properties owned through our joint ventures (the “Multifamily Segment”). Our investments in real estate partnerships not wholly owned by FRP which are conducted through limited liability corporations (“LLC”) are also referred to as joint ventures.
COMMON STOCK SPLIT - On April 12, 2024, the Company effected a 2-for-1 forward split of its common stock in the nature of a dividend. All share and per share information, including share-based compensation, throughout this report have been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $.10 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to common stock.
CONSOLIDATION - The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. inclusive of our wholly owned operating real estate subsidiaries, FRP Development Corp., Florida Rock Properties, Inc., and consolidated partnerships Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC. Investments in real estate joint ventures not controlled by the Company are accounted for under the equity or cost method of accounting as appropriate (See Note 2). All significant intercompany balances and transactions are eliminated in the consolidated financial statements.
The Company consolidates properties that are wholly-owned and joint ventures where it owns less than 100% but has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities. For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The ownership of our partners in the joint ventures that the Company consolidates is accounted for as noncontrolling interests on the consolidated financial statements.
Our investments accounted for under the equity method of accounting are detailed in Note 2. Our ownership of Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC includes a non-controlling interest representing the ownership of our partners.
CASH AND CASH EQUIVALENTS - The Company considers all Treasury bills available for sale regardless of maturity and other highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset.
INVESTMENTS AVAILABLE FOR SALE - The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income. The fair value of securities is determined using quoted market prices. At December 31, 2024 and 2023, no investments were held for trading purposes or classified as held to maturity.
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
Mining royalty revenues are recognized when the performance obligation is satisfied which is when the sand or stone mined and processed by the lessee is sold and removed from the property. Our typical mining lease requires the tenant to pay the Company a monthly royalty in arrears based on the number of tons of mined materials sold from our mining property multiplied by a percentage of the average annual sales price per ton sold from the prior fiscal year. In certain locations, typically where the sand and stone deposits on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount but this is not the predominant component of mining royalties revenues. As such both mining royalty revenues and minimum annual rents are recognized as revenues from contracts with customers. Mining royalty revenues accounts receivable were $647,000, $465,000 and $618,000 at December 31, 2024, 2023 and 2022 respectively and there were no receivables from minimum rents. Mining royalties deferred revenue liabilities were $1,908,000, $325,000 and $47,000 at December 31, 2024, 2023 and 2022 respectively.
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

Years
Building and improvements	3 - 39
Depletion expense is computed on the basis of units of production in relation to estimated sand and stone deposits.
Remaining sand and stone deposit estimates are periodically adjusted based upon surveys.
The Company recorded depreciation and depletion expenses for fiscal year 2024, 2023 and 2022, of $10,004,000, $10,668,000 and $10,618,000, respectively.
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
DEVELOPED PROPERTY RENTALS PURCHASE ACCOUNTING – Acquisitions of rental property, including any associated intangible assets, are measured at fair value at the date of acquisition. Any liabilities assumed or incurred are recorded at their fair value at the time of acquisition. The fair value of the acquired property is allocated between land and building (on an as-if vacant basis) based on management’s estimate of the fair value of those components for each type of property and to tenant improvements based on the depreciated replacement cost of the tenant improvements, which approximates their fair value. The fair value of the in-place leases is recorded as follows:
•the fair value of leases in-place on the date of acquisition is based on absorption costs for the estimated lease-up period in which vacancy and foregone revenue are avoided due to the presence of the acquired leases;
•the fair value of above and below-market in-place leases based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between contractual rent amounts to be paid under the assumed lease and the estimated market lease rates for the corresponding spaces over the remaining non-cancelable terms of the related leases; and
•the fair value of intangible tenant or customer relationships.
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
DEFERRED COMPENSATION PLAN - The Company has a deferred compensation plan, the Management Security Plan (MSP) for our former President. The accruals for future benefits are based upon actuarial assumptions.
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
USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS – In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023 - 07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires disclosure of the significant segment expense categories that are regularly provided to the chief operating decision maker (CODM) and disclosure of the individual or committee identified as the CODM beginning with our 10-K for 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 10, Business Segments for the inclusion of the new required disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires additional information about the effective tax rate reconciliation and income taxes paid beginning with our 10-K for 2025. We are evaluating the impact of this standard on our income tax disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including employee compensation, depreciation, and amortization, within relevant income statement captions. The ASU is effective beginning with our 10-K for 2027. We are evaluating the impact of this standard on our disclosures.
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

The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	Common Ownership	Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership (1)

As of December 31, 2024
Brooksville Quarry, LLC	50.00%	$7,579	14,498	(88)	(44)
BC FRP Realty, LLC	50.00%	5,722	21,930	(664)	(332)
Buzzard Point Sponsor, LLC	50.00%	2,446	4,892	—	—
Bryant Street Partnerships	72.10%	65,248	194,390	(8,631)	(6,721)
Lending ventures		26,164	16,007	—	—
Estero Partnership	16.00%	3,711	41,346	—	—
Verge Partnership	61.37%	37,148	126,399	(5,055)	(3,102)
Greenville Partnerships	40.00%	5,881	97,577	(2,900)	(1,160)
Total		$153,899	517,039	(17,338)	(11,359)

As of December 31, 2023
Brooksville Quarry, LLC	50.00%	$7,552	14,439	(82)	(41)
BC FRP Realty, LLC	50.00%	5,039	22,454	(632)	(316)
Buzzard Point Sponsor, LLC	50.00%	2,326	4,652	—	—
Bryant Street Partnerships	61.36%	71,786	202,634	(10,296)	(4,558)
Lending ventures		27,695	17,117	—	—
Estero Partnership	16.00%	3,600	38,652	—	—
Verge Partnership	61.37%	36,665	130,173	(9,039)	(5,547)
Greenville Partnerships	40.00%	11,403	98,223	(3,687)	(1,475)
Total		$166,066	528,344	(23,736)	(11,937)
The Company completed negotiations with MRP concerning the ownership adjustment related to the Bryant Street stabilization and conversion of FRP preferred equity to common equity resulting in FRP ownership of 72.10% effective in 2024 compared to 61.36% prior ownership. See Note 12 regarding debt guarantee gain included in the Company's share of loss of Bryant Street Partnership in 2023.

The major classes of assets, liabilities and equity of the Company’s unconcolidated partnerships as of December 31, 2024, are summarized in the following two tables (in thousands):

	As of December 31, 2024
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily

Investments in real estate, net	$0	180,928	40,733	124,010	94,020	$439,691
Cash and restricted cash	0	5,348	613	2,001	3,104	11,066
Unrealized rents & receivables	0	6,708	0	250	258	7,216
Deferred costs	4,892	1,406	0	138	195	6,631
Total Assets	$4,892	194,390	41,346	126,399	97,577	$464,604

Secured notes payable	$0	108,084	16,000	68,242	79,829	$272,155
Other liabilities	0	3,126	856	1,209	2,158	7,349
Capital – FRP	2,446	63,241	3,600	34,874	4,870	109,031
Capital – Third Parties	2,446	19,939	20,890	22,074	10,720	76,069
Total Liabilities and Capital	$4,892	194,390	41,346	126,399	97,577	$464,604

	As of December 31, 2024
	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Total Multifamily	Grand Total

Investments in real estate, net	$14,354	20,956	16,007	439,691	$491,008
Cash and restricted cash	143	144	0	11,066	11,353
Unrealized rents & receivables	0	517	0	7,216	7,733
Deferred costs	1	313	0	6,631	6,945
Total Assets	$14,498	21,930	16,007	464,604	$517,039

Secured notes payable	$0	10,315	(10,157)	272,155	$272,313
Other liabilities	0	285	0	7,349	7,634
Capital – FRP	7,579	5,665	26,164	109,031	148,439
Capital - Third Parties	6,919	5,665	0	76,069	88,653
Total Liabilities and Capital	$14,498	21,930	16,007	464,604	$517,039
The Company’s capital recorded by the unconsolidated Joint Ventures is $5,460,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2023 are summarized in the following two tables (in thousands):

	As of December 31, 2023
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily

Investments in real estate, net	$0	187,616	35,576	128,154	95,911	$447,257
Cash and restricted cash	0	7,543	3,076	1,323	2,000	13,942
Unrealized rents & receivables	0	6,737	0	403	127	7,267
Deferred costs	4,652	738	0	293	185	5,868
Total Assets	$4,652	202,634	38,652	130,173	98,223	$474,334

Secured notes payable	$0	107,084	16,000	72,691	66,434	$262,209
Other liabilities	0	3,129	0	1,344	3,867	8,340
Capital – FRP	2,326	69,779	3,600	34,391	10,450	120,546
Capital – Third Parties	2,326	22,642	19,052	21,747	17,472	83,239
Total Liabilities and Capital	$4,652	202,634	38,652	130,173	98,223	$474,334

	As of December 31, 2023
	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily	Grand Total

Investments in real estate, net	$14,358	21,503	17,117	447,257	$500,235
Cash and restricted cash	80	127	0	13,942	14,149
Unrealized rents & receivables	0	464	0	7,267	7,731
Deferred costs	1	360	0	5,868	6,229
Total Assets	$14,439	22,454	17,117	474,334	$528,344

Secured notes payable	$0	12,086	(10,578)	262,209	$263,717
Other liabilities	0	402	0	8,340	8,742
Capital – FRP	7,552	4,983	27,695	120,546	160,776
Capital - Third Parties	6,887	4,983	0	83,239	95,109
Total Liabilities and Capital	$14,439	22,454	17,117	474,334	$528,344
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(30,513,000) and $(21,823,000) as of December 31, 2024 and December 31, 2023, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV Year ended December 31,	Bryant Street Partnerships Total JV Year ended December 31,	Bryant Street Partnerships Company Share Year ended December 31,	Bryant Street Partnerships Company Share Year ended December 31,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$13,675	$12,633	$9,857	$7,751
Revenue – other	2,134	2,237	1,538	1,373
Total Revenues	15,809	14,870	11,395	9,124

Cost of operations:
Depreciation and amortization	6,825	7,009	4,919	4,301
Operating expenses	6,248	5,731	4,504	3,516
Property taxes	1,411	1,150	1,017	706
Total cost of operations	14,484	13,890	10,440	8,523

Total operating profit/(loss)	1,325	980	955	601
Interest expense	(9,956)	(11,276)	(7,676)	(5,159)

Net loss before tax	$(8,631)	$(10,296)	$(6,721)	$(4,558)
The income statements of the Greenville Partnerships are as follow (in thousands):

	Greenville Partnerships Total JV Year ended December 31,	Greenville Partnerships Total JV Year ended December 31,	Greenville Partnerships Company Share Year ended December 31,	Greenville Partnerships Company Share Year ended December 31,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$8,918	$7,058	$3,567	$2,823
Revenue – other	800	572	320	229
Total Revenues	9,718	7,630	3,887	3,052

Cost of operations:
Depreciation and amortization	3,502	3,241	1,401	1,296
Operating expenses	2,635	2,399	1,054	960
Property taxes	1,670	1,687	668	675
Total cost of operations	7,807	7,327	3,123	2,931

Total operating profit/(loss)	1,911	303	764	121
Interest expense	(4,811)	(3,990)	(1,924)	(1,596)

Net loss before tax	$(2,900)	$(3,687)	$(1,160)	$(1,475)

The income statements of the Verge Partnership are as follows (in thousands):

	Verge Partnership Total JV Year ended December 31,	Verge Partnership Total JV Year ended December 31,	Verge Partnership Company Share Year ended December 31,	Verge Partnership Company Share Year ended December 31,
	2024	2023	2024	2023
Revenues:
Rental Revenue	$7,252	$3,575	$4,451	$2,194
Revenue – other	981	537	602	330
Total Revenues	8,233	4,112	5,053	2,524

Cost of operations:
Depreciation and amortization	4,302	4,006	2,640	2,458
Operating expenses	3,051	2,798	1,873	1,718
Property taxes	1,059	997	650	612
Total cost of operations	8,412	7,801	5,163	4,788

Total operating loss	(179)	(3,689)	(110)	(2,264)
Interest expense	(4,876)	(5,350)	(2,992)	(3,283)

Net loss before tax	$(5,055)	$(9,039)	$(3,102)	$(5,547)
3.    Related Party Transactions.
The Company is a party to an Administrative Services Agreement which resulted from our January 30, 2015 spin-off of Patriot Transportation Holding, Inc. (Patriot). The Administrative Services Agreement sets forth the terms on which Patriot provided FRP certain services that were shared prior to the Spin-off, including the services of certain employees and executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2023. Patriot was purchased by an unaffiliated company in December 2023 resulting in FRP and Patriot no longer being related parties. The previously shared executive officers became FRP employees as of January 1, 2024 ending the Administrative Services Agreement.
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

4.    Debt.
Debt is summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Unamortized debt issuance costs	(1,217)	(1,365)
Credit agreement	—	—
	$178,853	178,705
The aggregate amount of principal payments, excluding the revolving credit, due subsequent to December 31, 2024 is: 2025 - $0; 2026 - $0; 2027 - $0; 2028 - $0; 2029 and subsequent years - $180,070,000.
On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective December 22, 2023. The Credit Agreement modifies the Company’s prior $20 million Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of December 31, 2024, there was no debt outstanding on this revolver, $548,000 outstanding under letters of credit and $34,452,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate would have been 6.71% on December 31, 2024. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of December 31, 2024, these covenants would have limited our ability to pay dividends to a maximum of $105,000,000 combined.
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
Debt cost amortization of $179,000 and $148,000 was recorded in 2024 and 2023, respectively. During 2024 and 2023, the Company capitalized interest costs of $2,632,000 and $1,336,000, respectively.
The Company was in compliance with all debt covenants as of December 31, 2024.
5.    Leases.
The Company is a lessor of residential apartments, retail portions of mixed-use communities, commercial properties, and open pit aggregates quarries.

Residential
The Company’s residential spaces generally lease for 12 – 15-month lease terms. If no notice to move out or renew is made, then the leases go to month to month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months.
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
At December 31, 2024, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property	$46,950
Commercial property	121,391
Residential/mixed-use property	327,117
495,458
Less accumulated depreciation and depletion	77,015
$418,443
The minimum future straight-lined rentals due the Company on non-cancelable leases as of December 31, 2024 are as follows: 2025 - $18,224,000; 2026 - $6,902,000; 2027 - $4,854,000; 2028 - $3,957,000; 2029 - $3,244,000; 2030 and subsequent years $28,060,000.

6.    Earnings per Share.
The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Years Ended December 31
	2024	2023	2022
Common shares:

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	18,882	18,840	18,772

Common shares issuable under share based payments plans which are potentially dilutive	88	82	98

Common shares used for diluted earnings per common share	18,970	18,922	18,870

Net income attributable to the Company	$6,385	5,302	4,565

Earnings per common share:
-basic	$0.34	0.28	0.24
-diluted	$0.34	0.28	0.24
For 2024 the Company had 32,530 shares attributable to outstanding stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
During 2023 the Company repurchased 73,818 shares at an average cost of $27.10.
7.    Stock-Based Compensation Plans.
The Company has two stock-based compensation plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which equity compensation has been granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee.
The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 28.45% and 41.17%, risk-free interest rate of 2.0% to 3.8% and expected life of 5.0 to 7.0 years.
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
In January 2024, 12,200 shares of stock options were granted to an employee that will vest over the next four years. In January 2024, 20,330 shares of stock options were granted to an employee as part of a long-term incentive plan that will vest over the next five years. In January and May 2024, 12,780 shares of restricted stock were granted to employees that will vest over the next four years. In January and May 2024, 23,186 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2024, 6,704 shares of restricted stock were granted to employees under the terms of the 2022 long-term incentive plan. In January 2023, 15,960 shares of restricted stock were granted to employees that will vest over the next four years. In January 2023, 30,064 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023, 4,544 shares of restricted stock were granted to employees under the terms of the 2021 long-term incentive plan. In January 2022, 14,896 shares of restricted stock were granted to employees that will vest over the next four years. In January 2022, 28,032 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. The number of common shares available for future issuance was 567,014 at December 31, 2024. In January 2023 and January 2022, 1,856 and 1,730 shares of stock, respectively, were granted to employees.
The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock option grants	$78	60	69
Restricted stock awards	1,279	1,028	800
Employee stock grant	—	50	50
Annual director stock award	600	600	650
	$1,957	1,738	1,569

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)
Outstanding at
January 1, 2022	209,510	$18.97	4.8	$1,416
Exercised	(32,920)	$12.54		$(145)
Outstanding at
December 31, 2022	176,590	$20.17	4.4	$1,271
Exercised	(49,710)	$20.61		$(290)
Outstanding at
December 31, 2023	126,880	$20.00	3.5	$981
Granted	32,530	$31.44	9.0	$400
Exercised	(16,420)	$13.48		$(100)
Outstanding at
December 31, 2024	142,990	$23.35	4.2	$1,281
Exercisable at
December 31, 2024	113,510	$21.25	3.0	$918
Vested during twelve months ended
December 31, 2024	3,050			$37
The following table summarizes information concerning stock options outstanding at December 31, 2024:

Range of Exercise Prices per Share	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Life

$15.57 - $18.76	14,840	15.58	0.9
$18.77 - $22.24	24,000	19.23	2.0
$22.25 - $22.99	71,620	22.66	3.5
$23.00 - $31.44	32,530	31.44	9.0
Total	142,990	$23.35	4.2	Years
The aggregate intrinsic value of exercisable in-the-money options was $1,068,000 and the aggregate intrinsic value of outstanding in-the-money options was $1,068,000 based on the market closing price of $30.63 on December 31, 2024 less exercise prices.
Gains of $295,000 were realized by option holders during the year ended December 31, 2024.

A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at January 1, 2022	92,148	$22.94	3.1	$2,114
Time-based awards granted	14,896	28.90		431
Performance-based awards granted	28,032	28.90		810
Forfeited	(2,726)	23.15		(63)
Vested	(31,358)	23.78		(746)
Non-vested at December 31, 2022	100,992	$25.21	3.0	$2,546
Time-based awards granted	15,960	26.93		430
Performance-based awards granted	34,608	26.96		933
Vested	(42,106)	24.03		(1,012)
Non-vested at December 31, 2023	109,454	$26.47	2.8	$2,897
Time-based awards granted	12,780	31.30		400
Performance-based awards granted	29,890	31.06		928
Vested	(49,446)	48.06		(1,305)
Non-vested at December 31, 2024	102,678	$28.44	2.7	$2,920
Total unrecognized compensation cost of restricted stock granted but not yet vested as of December 31, 2024 was $2,412,000 which is expected to be recognized over a weighted-average period of 2.6 years.
8.    Income Taxes.
The provision for income tax expense included in the financial statements (in thousands):

	Years Ended December 31,
	2024	2023	2022
Included in Net income:
Continuing operations	$2,029	1,516	1,530
Comprehensive income	39	551	(515)

Total tax expense	$2,068	2,067	1,015

The provision for income taxes (income tax benefit) consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$3,245	2	(214)
State	591	570	(571)
	3,836	572	(785)
Deferred	(1,768)	1,495	1,800

Total	$2,068	2,067	1,015
The deferred taxes are primarily related to the bonus depreciation on property placed in service.
As of December 31, 2024 the Company has deferred taxes of approximately $31 million associated with $112 million of gains on sales reinvested through Opportunity Zone investments. These taxes are deferred until the earlier of the sale of the related investments or April 15, 2027 and 10% of gains are excluded from tax once the investments are held five years plus an additional 5% is excluded at seven years.
A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

	Year Ended December 31
	2024	2023	2022
Amount computed at statutory
Federal rate	$1,807	1,812	924
State income taxes (net of Federal income tax benefit)	151	178	(30)
Other, net	110	77	121
Provision for income taxes	$2,068	2,067	1,015
In this reconciliation, the category “Other, net” consists of permanent tax differences related to non-deductible expenses, special tax rates and tax credits, interest paid and penalties, and adjustments to prior year estimates. The effective state income tax rate in each year was favorably impacted both by apportioned interest income in Florida and taxable losses in states with higher income tax rates.

The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2024	2023	2022
Deferred tax liabilities:
Property and equipment	$36,868	42,317	41,866
Investment in Opportunity Zone	31,088	34,966	34,871
Depletion	596	706	697
Unrealized rents	269	385	150
Prepaid expenses and other	218	256	31
Gross deferred tax liabilities	69,039	78,630	77,615
Deferred tax assets:
Federal tax loss carryforwards	—	3,153	6,375
State tax loss carryforwards	1,351	6,012	2,359
Employee benefits and other	—	9	921
Gross deferred tax assets	1,351	9,174	9,655
Net deferred tax liability	$67,688	69,456	67,960

	Years Ended
Other Items - All Gross	12/31/2024	12/31/2023
State NOL Carryovers	16,002	49,278
Federal NOL Carryovers	—	28,637
The Company has no unrecognized tax benefits.
FRP tax returns in the U.S. and various states that include the Company are subject to audit by taxing authorities. As of December 31, 2024, the earliest tax year that remains open for audit is 2019. Our effective income tax expense may vary, possibly materially, due to projected effective state tax rates.
9.    Employee Benefits.
The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code under which an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company may make an annual discretionary contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company’s cost was $93,000 in 2024 and $59,000 in 2023.
The Company has a deferred compensation plan, the Management Security Plan (MSP) for our former President. The accruals for future benefits are based upon actuarial assumptions. Life insurance on his life has been purchased to partially fund this benefit and the Company is the owner and beneficiary of that policy. The expense for 2024 and 2023, was $14,000 and $12,000, respectively. The accrued benefit under this plan as of December 31, 2024 and December 31, 2023 was $1,465,000 and $1,409,000, respectively.

10.    Business Segments.
Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among our four reportable segments: Industrial and Commercial, Mining Royalty Lands, Development, and Multifamily, as described below.
The Industrial and Commercial Segment owns, leases and manages in-service commercial properties. Currently this includes nine warehouses in two business parks, an office building partially occupied by the Company, and two ground leases all wholly owned by the Company. This segment will also include joint ventures of commercial properties when they are stabilized.
Our Mining Royalty Lands Segment owns several properties totaling approximately 16,648 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.
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
Our CODM uses revenues, operating profit before general and administrative expense, depreciation and amortization, and identifiable assets to allocate operating and capital resources and assesses performance of each segment by comparing actual results to historical, budgeted, and forecasted financial information. We do not believe that an allocation of general and administrative expense to each segment is relevant to our CODM's assessments due to the market excluding those costs in property valuation and the materiality of expenditures related to future opportunities.

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues:
Industrial and Commercial	$5,621	5,354	3,681
Mining royalty lands	12,852	12,527	10,683
Development	1,205	1,801	1,674
Multifamily	22,096	21,824	21,443
	$41,774	41,506	37,481
Operating profit (loss):
Before general and administrative expenses:
Industrial and Commercial	$3,110	3,080	1,995
Mining royalty lands	11,853	11,534	9,768
Development	192	517	(612)
Multifamily	5,825	4,540	3,923
Operating profit before G&A	20,980	19,671	15,074
Total general and administrative expenses	(9,276)	(7,971)	(7,078)
	$11,704	11,700	7,996

Interest expense	$3,150	4,315	3,045

Depreciation, depletion and amortization:
Industrial and Commercial	$1,444	1,374	907
Mining royalty lands	636	497	586
Development	171	182	189
Multifamily	7,936	8,768	9,535
	$10,187	10,821	11,217
Capital expenditures:
Industrial and Commercial	$151	664	1,284
Mining royalty lands	159	2	11,218
Development	50,404	9,990	14,521
Multifamily	480	561	592
	$51,194	11,217	27,615

:
Identifiable net assets at end of period:
Industrial and Commercial	$37,527	38,784	26,053
Mining royalty lands	47,527	48,072	48,494
Development	144,832	212,384	188,834
Multifamily	347,172	249,750	257,535
Investments available for sale at fair value	—	—	—
Cash items	149,935	158,415	178,294
Unallocated corporate assets	1,492	1,761	1,874
	$728,485	709,166	701,084
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
At December 31, 2024, the Company was invested in U.S. Treasury notes valued at $10,000,000 maturing through mid-2024. The unrealized gain on these investments of $2,782 was recorded as part of comprehensive income and was based on the estimated market value by Wells Fargo Bank, N.A. (Level 1).
At December 31, 2024 and 2023, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents including U.S. Treasury notes was adjusted to fair value as described above.
The fair values of the Company’s other mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2024, the carrying amount and fair value of such other long-term debt was $180,070,000 and $141,302,000, respectively. At December 31, 2023, the carrying amount and fair value of such other long-term debt was $180,070,000 and $145,678,000, respectively.
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

As of December 31, 2024, there was $548,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
The Company and MRP Realty (MRP) previously guaranteed $26 million of the construction loan on the Bryant Street Partnerships in exchange for a 1% lower interest rate. The value of the guarantee was calculated at $1.9 million based on the present value of the 1% interest savings over the anticipated 48-month term. This amount is included as part of the Company’s investment basis and was amortized to expense over the 48 months. In December 2023 this loan was paid in full with proceeds from another lender and contributions by the Company and MRP. The Company recorded a gain of $1.9 million in December 2023 as the guarantee liability was relieved.
The Company and MRP provided a guaranty for the interest carry cost of $110 million loan on the Bryant Street Partnerships issued in December 2023. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.5 million based on the present value of the our assumption of 0.8% interest savings over the anticipated 36-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 36 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee, the Company will have a gain for $1.5 million when the loan is paid in full.
13.    Commitments.
The Company, at December 31, 2024, had entered into various contracts to develop and maintain real estate with remaining commitments totaling $4.4 million.
As of December 31, 2024, we had additional financing commitments to our residential development lending ventures totaling $4.7 million.
14.    Concentrations.
The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 23% of the Company’s consolidated revenues during 2024 and $426,000 of accounts receivable at December 31, 2024. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.
15.    Unusual or Infrequent Items Impacting Results.
See Note 12 regarding guarantee liability expense.
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

The Company had the following acquired lease intangibles (in thousands):

	Years Ended December 31,
	2024	2023
In-place leases	$9,660	$9,660
Accumulated amortization	$(9,414)	$(9,385)
Acquired intangible assets, net	$246	$275
Amortization expense for in-place leases was $29,000 and $29,000 for 2024 and 2023, respectively, and is included in the Depreciation, depletion and amortization line in the Consolidated Statements of Operations.
The estimated aggregate amortization from acquired lease intangibles for the next five years are as follows (in thousands):

Year Ending December 31,	Amortization of in-place lease intangibles
2025	$29
2026	29
2027	29
2028	29
2029	29
17.    Contributions from partners.
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
The Company entered into two new warehouse development partnership agreements in early 2024 with Altman Logistics Properties (formerly doing business as BBX Logistics) (Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC). Altman Logistic Properties' contributions towards the partnerships in 2024 were $15.7 million which is reflected as noncontrolling interest. The Company consolidates these partnerships because it is the primary beneficiary.
18.    Subsequent Events.

On March 7, 2025 the Lakeland partnership secured a $16.0 million loan with a floating rate equal to SOFR plus 2.75% from Seacoast National Bank. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.50% with an interest rate swap conversion.

On March 13, 2025 the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.25%.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.
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

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors FRP Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FRP Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Real Estate Investment Accounting Assessment
Description of Matter
At December 31, 2024, the Company’s investments in real estate were $573 million including unconsolidated real estate ventures of $154 million. As explained in Note 1 to the consolidated financial statements, the Company enters into real estate investments and performs an assessment as to which method of accounting is appropriate, whether the proper accounting is to determine whether to use the cost or equity method to account for an investment or whether to consolidate such investment. Note 2 to the consolidated financial statements provides a detail of unconsolidated real estate investments.

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
Jacksonville, Florida
March 18, 2025

DIRECTORS AND OFFICERS
Directors
John D. Baker II (1)
Executive Chairman, Former CEO of the Company

John D. Baker III (1)
CEO of the Company
David H. deVilliers, Jr. (1)
Vice-Chairman, Former President & COO of the Company
Matthew S. McAfee (2)(3)(4)
Founding Partner, Driver McAfee Hawthorne & Diebenow, PLLC
John S. Surface (2)(3)(4)
Chief Executive Officer of Covis Services
Martin E. Stein, Jr. (3)(4)
Executive Chairman of Regency Centers Corporation
Nicole B. Thomas (2)(3)(4)
President of Baptist Medical Center Jacksonville
William H. Walton (2)(3)(4)
Co-Founder and Managing Member of Rockpoint Group, LLC
Margaret Wetherbee
Attorney
________________
(1)Member of the Executive Committee
(2)Member of the Audit Committee
(3)Member of the Compensation Committee
(4)Member of the Nominating Committee
Officers
John D. Baker III
Chief Executive Officer
David H. deVilliers III
President & Chief Operating Officer
Matthew C. McNulty
Chief Financial Officer & Treasurer
John D. Milton, Jr.
Executive Vice President, Secretary & General Counsel
John D. Klopfenstein
Controller and Chief Accounting Officer

FRP Holdings, Inc.
200 West Forsyth Street, 7th Floor
Jacksonville, Florida, 32202
Telephone: (904) 396-5733
Annual Meeting
Shareholders are cordially invited to attend the 2025 annual meeting of shareholders on Monday, May 12, 2024 at 11:00 a.m., Eastern Daylight Time. This year’s meeting will be held virtually. To participate in the annual meeting, go to www.frpdev.com, click the Investors tab, and then click the link titled “2025 Annual Shareholders Meeting”.
Transfer Agent
Equiniti
59 Maiden Lane
Plaza Level
New York, NY 10038
Telephone: 1-800-937-5449
General Counsel
Nelson Mullins Riley & Scarborough LLP
Jacksonville, Florida
Independent Registered Public Accounting Firm
Hancock Askew & Co., LLP
Jacksonville, Florida
Common Stock Listed
The Nasdaq Stock Market
(Symbol: FRPH)
Form 10-K
Shareholders may receive, without charge, a copy of FRP Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission by writing to the Treasurer at 200 West Forsyth Street, 7th Floor, Jacksonville, Florida 32202. The most recent certifications by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K.
Company Website
The Company’s website may be accessed at www.frpdev.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.