Form 10-Q
period 2025-03-31
FRP HOLDINGS, INC.
filed 2025-05-13
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2025
Common Stock, $.10 par value per share	19,087,334 shares

FRP HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2025

Preliminary Note Regarding Forward-Looking Statements.
This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible warehouse/office facilities in the MidAtlantic and Florida; multifamily demand in Washington D.C., and Greenville, South Carolina; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; the impact of tariffs on our industrial tenants and construction costs; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

Assets:	March 31 2025	December 31 2024
Real estate investments at cost:
Land	$168,927	168,943
Buildings and improvements	284,248	283,421
Projects under construction	34,600	32,770
Total investments in properties	487,775	485,134
Less accumulated depreciation and depletion	80,244	77,695
Net investments in properties	407,531	407,439

Real estate held for investment, at cost	12,182	11,722
Investments in joint ventures	148,302	153,899
Net real estate investments	568,015	573,060

Cash and cash equivalents	142,932	148,620
Cash held in escrow	702	1,315
Accounts receivable, net	1,285	1,352
Unrealized rents	1,271	1,380
Deferred costs	2,294	2,136
Other assets	624	622
Total assets	$717,123	728,485

Liabilities:
Secured notes payable	$178,250	178,853
Accounts payable and accrued liabilities	3,251	6,026
Other liabilities	1,487	1,487
Federal and state income taxes payable	1,119	611
Deferred revenue	2,602	2,437
Deferred income taxes	67,655	67,688
Deferred compensation	1,479	1,465
Tenant security deposits	784	805
Total liabilities	256,627	259,372

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,087,334 and 19,046,894 shares issued and outstanding, respectively	1,909	1,905
Capital in excess of par value	69,237	68,876
Retained earnings	353,977	352,267
Accumulated other comprehensive income, net	47	55
Total shareholders’ equity	425,170	423,103
Noncontrolling interests	35,326	46,010
Total equity	460,496	469,113
Total liabilities and equity	$717,123	728,485
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Revenues:
Lease revenue	$7,072	7,170
Mining royalty and rents	3,234	2,963
Total revenues	10,306	10,133

Cost of operations:
Depreciation/depletion/amortization	2,607	2,535
Operating expenses	1,859	1,867
Property taxes	938	807
General and administrative	2,577	2,042
Total cost of operations	7,981	7,251

Total operating profit	2,325	2,882

Net investment income	2,561	2,783
Interest expense	(695)	(911)
Equity in loss of joint ventures	(2,031)	(3,019)
Income before income taxes	2,160	1,735
Provision for income taxes	526	400

Net income	1,634	1,335
Income (loss) attributable to noncontrolling interest	(76)	34
Net income attributable to the Company	$1,710	1,301

Earnings per common share (1):
Net income attributable to the Company-
Basic	$.09	.07
Diluted	$.09	.07

Number of shares (in thousands) used in computing (1):
-basic earnings per common share	18,947	18,859
-diluted earnings per common share	19,012	18,944
(1)Adjusted for the 2 for 1 stock split that occurred in April 2024
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Net income	$1,634	1,335
Other comprehensive income (loss) net of tax:
Minimum pension liability, net of income tax effect of $3 and $3	(8)	(8)
Comprehensive income	$1,626	1,327

Less comp. income (loss) attributable to noncontrolling interests	(76)	34

Comprehensive income attributable to the Company	$1,702	1,293
See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(In thousands) (Unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$1,634	1,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,716	2,596
Deferred income taxes	(33)	—
Equity in loss of joint ventures	2,031	3,019
Stock-based compensation	365	320
Net changes in operating assets and liabilities:
Accounts receivable	67	(351)
Deferred costs and other assets	(168)	75
Accounts payable and accrued liabilities	(2,610)	(4,509)
Income taxes payable and receivable	508	397
Other long-term liabilities	(7)	24
Net cash provided by operating activities	4,503	2,906

Cash flows from investing activities:
Investments in properties	(3,100)	(6,205)
Investments in joint ventures	(1,215)	(7,771)
Return of capital from investments in joint ventures	4,780	6,546
Cash held in escrow	613	205
Net cash provided by (used in) investing activities	1,078	(7,225)

Cash flows from financing activities:
Proceeds from long-term debt	718	—
Debt issue costs	(1,379)	—
Distribution to noncontrolling interests	(10,736)	(752)
Contributions from noncontrolling interest	128	—
Net cash used in financing activities	(11,269)	(752)

Net decrease in cash and cash equivalents	(5,688)	(5,071)
Cash and cash equivalents at beginning of year	148,620	157,555
Cash and cash equivalents at end of the period	$142,932	152,484

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$650	$903
Income taxes	15	—
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(In thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp- rehensive Income (loss), net	Total Share holders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2025	19,046,894	$1,905	$68,876	$352,267	$55	$423,103	$46,010	$469,113
Stock option grant compensation	—	—	39	—	—	39	—	39
Restricted stock compensation	—	—	326	—	—	326	—	326
Restricted stock award	40,440	4	(4)	—	—	—	—	—
Net income (loss)	—	—	—	1,710	—	1,710	(76)	1,634
Contributions from partner	—	—	—	—	—	—	128	128
Distributions to partners	—	—	—	—	—	—	(10,736)	(10,736)
Minimum pension liability,net	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2025	19,087,334	$1,909	$69,237	$353,977	$47	$425,170	$35,326	$460,496

Balance at January 1, 2024	18,968,448	$1,897	$66,706	$345,882	$35	$414,520	$33,456	$447,976
Stock option grant compensation	—	—	19	—	—	19	—	19
Restricted stock compensation	—	—	301	—	—	301	—	301
Restricted stock award	32,152	3	(3)	—	—	—	—	—
Net income	—	—	—	1,301	—	1,301	34	1,335
Distributions to partners	—	—	—	—	—	—	(752)	(752)
Minimum pension liability, net	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2024	19,000,600	$1,900	$67,023	$347,183	$27	$416,133	$32,738	$448,871

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
(1) Description of Business and Basis of Presentation.
FRP Holdings, Inc. is engaged in the real estate business, namely (i) leasing and management of industrial and commercial properties (the “Industrial and Commercial Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, industrial, and office (the “Development Segment”), and (iv) management of mixed-use residential/retail properties owned through our joint ventures (the “Multifamily Segment”). Our investments in real estate partnerships not wholly owned by FRP which are conducted through limited liability corporations (“LLC”) are also referred to as joint ventures.
The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. inclusive of our wholly owned operating real estate subsidiaries, FRP Development Corp., Florida Rock Properties, Inc., and consolidated partnerships Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC. Investments in real estate joint ventures not controlled by the Company are accounted for under the equity or cost method of accounting as appropriate (See Note 10). Our ownership of Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC includes a non-controlling interest representing the ownership of our partners.
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2024.
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

(3) Business Segments.
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

Through our Development Segment, we own and are continuously assessing the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will acquire or form joint ventures on new land for development not previously owned by the Company. Two of our joint ventures in the segment, Lakeland Logistics Park Venture, LLC ("Lakeland") and Davie Logistics Park Venture, LLC ("Davie") are consolidated.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2025	2024
Revenues:
Industrial and commercial	$1,347	1,453
Mining royalty lands	3,234	2,963
Development	301	303
Multifamily	5,424	5,414
	$10,306	10,133

Operating profit (loss):
Before general and administrative expenses:
Industrial and commercial	$643	812
Mining royalty lands	2,965	2,724
Development	85	(60)
Multifamily	1,209	1,448
Operating profit before G&A	4,902	4,924
Total general and administrative expenses	2,577	2,042
	$2,325	2,882

Interest expense	$695	911
Depreciation, depletion and amortization:
Industrial and commercial	$391	363
Mining royalty lands	178	149
Development	43	42
Multifamily	1,995	1,981
	$2,607	2,535
Capital expenditures:
Industrial and commercial	$100	145
Mining royalty lands	48	20
Development	2,650	5,954
Multifamily	302	86
	$3,100	6,205

Identifiable net assets	March 31, 2025	December 31, 2024

Industrial and commercial	$37,198	37,527
Mining royalty lands	47,506	47,527
Development	144,538	144,832
Multifamily	342,419	347,172
Cash items	143,634	149,935
Unallocated corporate assets	1,828	1,492
	$717,123	728,485
(4) Long-Term Debt.
The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Variable rate construction/stabilization loans	718	—
Unamortized debt issuance costs	(2,538)	(1,217)
Credit agreement	—	—
	$178,250	178,853
On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective December 22, 2023. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of March 31, 2025, there was no debt outstanding on this revolver, $548,000 outstanding under letters of credit and $34,452,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate would have been 6.61% on March 31, 2025. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of March 31, 2025, these covenants would have limited our ability to pay dividends to a maximum of $108.0 million combined.
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

On March 7, 2025 the Lakeland partnership secured a $16.0 million loan with a floating rate equal to SOFR plus 2.75% from Seacoast National Bank. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.50% with an interest rate swap conversion option.

On March 13, 2025 the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. The applicable rate at March 31, 2025 was 6.84%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.25%.
Debt cost amortization of $65,000 and $45,000 was recorded during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024 the Company capitalized interest costs of $744,000 and $533,000, respectively.
The Company was in compliance with all debt covenants as of March 31, 2025.
(5) Earnings per Share.
The following details the computations of the basic and diluted earnings per common share as adjusted for the 2 for 1 stock split that occurred in April 2024 (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2025	2024

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	18,947	18,859

Common shares issuable under share-based payment plans which are potentially dilutive	65	85

Common shares used for diluted earnings per common share	19,012	18,944

Net income attributable to the Company	$1,710	1,301

Earnings per common share:
-basic	$.09	.07
-diluted	$.09	.07
For the three months ended March 31, 2025, the Company had 73,905 shares of stock options outstanding which were not used in the calculation above because the effect would have been anti-dilutive.

(6) Stock-Based Compensation Plans.
The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which stock options, restricted stock, and stock awards were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 496,280 at March 31, 2025.
The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 28.5% and 41.2%, risk-free interest rate of 2.0% to 4.5% and expected life of 5.0 to 7.0 years.
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
The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2025	2024
Stock option grants	$39	$19
Restricted stock awards	326	301
	$365	$320

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Outstanding at January 1, 2025	142,990	$23.35	3.3	$1,281
Time-based awards granted	12,005	30.63		150
Performance-based awards granted	20,010	30.63		250
Outstanding at March 31, 2025	175,005	$24.68	3.3	$1,681

Exercisable at March 31, 2025	113,510	$21.24	2.7	$918

Vested during three months ended March 31, 2025	—			$—
The aggregate intrinsic value of exercisable in-the-money options was $840,000 and the aggregate intrinsic value of outstanding in-the-money options was $840,000 based on the market closing price of $28.57 on March 31, 2025 less exercise prices.
The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2025 was $584,000, which is expected to be recognized over a weighted-average period of 3.9 years.
A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at January 1, 2025	102,678	$28.44	2.7	$2,920
Time-based awards granted	15,344	30.63		470
Performance-based awards granted	25,096	30.72		771
Vested	(9,623)	24.67		(267)
Non-vested at March 31, 2025	133,495	$29.17	2.9	$3,894
Total unrecognized compensation cost of restricted stock granted but not yet vested as of March 31, 2025 was $3,150,000 which is expected to be recognized over a weighted-average period of 3.1 years.
(7) Contingent Liabilities.
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
As of March 31, 2025, there was $548,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
The Company and MidAtlantic Realty Partners (MRP) provided a guaranty for the interest carry cost of $110 million loan on the Bryant Street Partnerships issued in December 2024. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.5 million based on the present value of our assumption of 0.8% interest savings over the anticipated 36-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 36 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee, the Company will have a gain for $1.5 million when the loan is paid in full.
(8) Concentrations.
The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 23.9% of the Company’s consolidated revenues during the three months ended March 31, 2025, and $457,000 of accounts receivable at March 31, 2025. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.
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
The fair values of the Company’s fixed rate mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2025, the carrying amount and fair value of such other long-term debt was $180,070,000 and $145,710,000, respectively. At December 31, 2024, the carrying amount and fair value of such other long-term debt was $180,070,000 and $141,302,000, respectively.
(10) Investments in Joint Ventures.
The Company has investments in joint ventures, primarily with other real estate developers. Joint ventures where FRP is not the primary beneficiary are not consolidated and are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The assets of these joint ventures are restricted to use by the joint ventures and their obligations are non-recourse to FRP as to their principal balances and can only be settled by their assets.

The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of March 31, 2025
Brooksville Quarry, LLC	50.00%	$7,566	14,494	(24)	(12)
BC FRP Realty, LLC	50.00%	5,815	21,965	142	71
Buzzard Point Sponsor, LLC	50.00%	2,456	4,912	—	—
Bryant Street Partnerships	72.10%	63,992	192,146	(1,694)	(1,256)
Lending ventures		23,160	13,308	—	—
Estero Partnership	16.00%	3,737	41,605	—	—
The Verge Partnership	61.37%	36,578	125,281	(927)	(569)
Greenville Partnerships	40.00%	4,998	95,547	(662)	(265)
Total		$148,302	509,258	(3,165)	(2,031)

The major classes of assets, liabilities and equity of the Company’s Investments in unconsolidated Joint Ventures as of March 31, 2025 are summarized in the following two tables (in thousands):

	As of March 31, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	179,276	41,347	122,967	93,294	$436,884
Cash and restricted cash	0	4,812	258	1,954	2,025	9,049
Unrealized rents & receivables	0	6,793	0	244	92	7,129
Deferred costs	4,912	1,265	0	116	136	6,429
Total Assets	$4,912	192,146	41,605	125,281	95,547	$459,491

Secured notes payable	$0	108,014	16,000	68,306	79,896	$272,216
Other liabilities	0	2,646	54	954	1,353	5,007
Capital – FRP	2,456	61,984	3,600	34,305	3,970	106,315
Capital – Third Parties	2,456	19,502	21,951	21,716	10,328	75,953
Total Liabilities and Capital	$4,912	192,146	41,605	125,281	95,547	$459,491

	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,353	20,926	13,308	436,884	$485,471
Cash and restricted cash	134	211	0	9,049	9,394
Unrealized rents & receivables	0	579	0	7,129	7,708
Deferred costs	7	249	0	6,429	6,685
Total Assets	$14,494	21,965	13,308	459,491	$509,258

Secured notes payable	$0	10,233	(9,852)	272,216	$272,597
Other liabilities	22	258	0	5,007	5,287
Capital – FRP	7,566	5,737	23,160	106,315	142,778
Capital – Third Parties	6,906	5,737	0	75,953	88,596
Total Liabilities and Capital	$14,494	21,965	13,308	459,491	$509,258
The Company’s capital recorded by the unconsolidated Joint Ventures is $5,524,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.
The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2024 are summarized in the following two tables (in thousands):

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
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(32,067,000) and $(30,513,000) as of March 31, 2025 and December 31, 2024, respectively.
The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV	Bryant Street Partnerships Total JV	Bryant Street Partnerships Company Share	Bryant Street Partnerships Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024

Lease revenue	4,042	3,837	2,914	2,767

Depreciation and amortization	1,659	1,708	1,196	1,232
Operating expenses	1,453	1,393	1,049	1,005
Property taxes	317	363	228	261
Cost of operations	3,429	3,464	2,473	2,498

Total operating profit	613	373	441	269
Interest expense	(2,307)	(2,684)	(1,697)	(1,969)

Net loss before tax	$(1,694)	$(2,311)	$(1,256)	$(1,700)
Interest expense for the three months ended March 31, 2025 and 2024 for the JV and the Company share includes $124,000 loan guarantee expense.

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville Partnerships Total JV	Greenville Partnerships Total JV	Greenville Partnerships Company Share	Greenville Partnerships Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024

Lease revenue	2,599	2,366	1,040	946

Depreciation and amortization	878	870	352	347
Operating expenses	676	611	270	245
Property taxes	491	454	196	182
Cost of operations	2,045	1,935	818	774

Total operating profit	554	431	222	172
Interest expense	(1,216)	(1,164)	(487)	(465)

Net loss before tax	$(662)	$(733)	$(265)	$(293)
The income statements of The Verge Partnership are as follows (in thousands):

	The Verge Partnership Total JV	The Verge Partnership Total JV	The Verge Partnership Company Share	The Verge Partnership Company Share
	Three Months ended	Three Months ended	Three Months ended	Three Months ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024

Lease revenue	2,273	1,988	1,395	1,220

Depreciation and amortization	1,053	1,043	646	640
Operating expenses	751	779	461	478
Property taxes	326	264	200	162
Cost of operations	2,130	2,086	1,307	1,280

Total operating profit/(loss)	143	(98)	88	(60)
Interest expense	(1,070)	(1,495)	(657)	(918)

Net loss before tax	$(927)	$(1,593)	$(569)	$(978)

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
Multifamily Segment.
As of March 31, 2025, the Multifamily segment included six stabilized joint ventures which own and manage apartment buildings and any associated retail. These assets create revenue and cash flows through tenant rental payments and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 - 15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The six multifamily properties are as follows:

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
As of March 31, 2025, the Industrial and Commercial Segment includes four commercial properties owned by the Company in fee simple as follows:
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
3)Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 70.8% leased and occupied. The property is subject to commercial leases with various tenants.
4)Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet and two ground leases that are 100.0% leased and occupied.
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

In late 2023, the Central Florida Expressway Authority (CFX) used its eminent domain power to take title to approximately 27.6 acres from the southern boundary of a parcel of the Company’s approximately 1,196-acre Lake Louisa property that is leased to Cemex. As required by Florida law, CFX deposited $2,582,000 into the registry of the Court, representing CFX’s good faith estimate of the value of the condemned property. As the Company’s tenant, Cemex is claiming a portion of the funds ultimately paid by CFX as business damages. The Company is litigating with CFX over the value of the condemned property. The condemnation proceeding is not expected to impact the lease with Cemex.
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
Development Segment – Industrial and Commercial Projects under Development.
At March 31, 2025, this segment owned the following future development parcels:
1)54 acres of land that will be capable of supporting up to 635,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD (Crouse land adjacent to Cranberry Business Park).
2)17 acres of land in Harford County, MD that accommodates a 258,000 square foot speculative warehouse project on Chelsea Road, the construction was completed as of April 1, 2025.
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
Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.25	Conceptual design program ongoing	$7,781,000
Hampstead Trade Center, MD	118	Seeking PUD in preparation for sale	$12,182,000
Square 664E, on the Anacostia River in DC	2.1	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,159,000
Total	122.4		$27,122,000

Development Segment - Investments in Joint Ventures
The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, FL	Vulcan Materials Company	Future planned residential development of 4,280 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	329,000 square-foot, multi-building business park in lease-up	50%
Aberdeen Overlook residential development in Harford County, MD		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Estero, FL	Woodfield Development	Pre-development activities for a mixed-use project with 596 multifamily units, 70,000 square feet of commercial space, 40,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for first phase of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Woven property in Greensville, SC	Woodfield Development	Pre-development activities for a mixed-use project with approximately 214 multifamily units and 10,000 square feet of retail space	50%
Lakeland, FL	Altman Logistics	Pre-development activities for a 200,000 square foot class A warehouse.	90%
Broward County, FL	Altman Logistics	Pre-development activities for 182,000 square feet of industrial product.	80%

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are not consolidated and are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of March 31, 2025
Brooksville Quarry, LLC	50.00%	$7,566	7,247	—	(12)
BC FRP Realty, LLC	50.00%	5,815	10,983	5,117	71
Buzzard Point Sponsor, LLC	50.00%	2,456	2,456	—	—
Bryant Street Partnerships	72.10%	63,992	138,537	77,878	(1,256)
Lending ventures	100.00%	23,160	13,308	(4,926)	—
Estero Partnership	16.00%	3,737	6,657	2,560	—
The Verge Partnership	61.37%	36,578	76,885	41,920	(569)
Greenville Partnerships	40.00%	4,998	38,219	31,958	(265)
Total		$148,302	294,292	154,507	(2,031)

The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of March 31, 2025 are summarized in the following two tables (in thousands):

	As of March 31, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	179,276	41,347	122,967	93,294	$436,884
Cash and restricted cash	0	4,812	258	1,954	2,025	9,049
Unrealized rents & receivables	0	6,793	0	244	92	7,129
Deferred costs	4,912	1,265	0	116	136	6,429
Total Assets	$4,912	192,146	41,605	125,281	95,547	$459,491

Secured notes payable	$0	108,014	16,000	68,306	79,896	$272,216
Other liabilities	0	2,646	54	954	1,353	5,007
Capital – FRP	2,456	61,984	3,600	34,305	3,970	106,315
Capital – Third Parties	2,456	19,502	21,951	21,716	10,328	75,953
Total Liabilities and Capital	$4,912	192,146	41,605	125,281	95,547	$459,491

	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,353	20,926	13,308	436,884	$485,471
Cash and restricted cash	134	211	0	9,049	9,394
Unrealized rents & receivables	0	579	0	7,129	7,708
Deferred costs	7	249	0	6,429	6,685
Total Assets	$14,494	21,965	13,308	459,491	$509,258

Secured notes payable	$0	10,233	(9,852)	272,216	$272,597
Other liabilities	22	258	0	5,007	5,287
Capital – FRP	7,566	5,737	23,160	106,315	142,778
Capital – Third Parties	6,906	5,737	0	75,953	88,596
Total Liabilities and Capital	$14,494	21,965	13,308	459,491	$509,258

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of March 31, 2025:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$342,419	37,198	47,506	144,538	145,462	$717,123
Investments in unconsolidated joint ventures	(105,568)		(7,566)	(35,168)		(148,302)
Company's share of assets in unconsolidated joint ventures	253,641		7,247	33,404		294,292
Noncontrolling interest in consolidated assets	(108,488)			(6,095)	(1,971)	(116,554)
Pro rata assets	$382,004	37,198	47,187	136,679	143,491	$746,559

Consolidated secured notes payable	178,896			(646)		178,250
Company's share of debt in unconsolidated joint ventures	151,756			2,751		154,507
Noncontrolling interest in consolidated debt	(81,359)			80		(81,279)
Pro rata debt	$249,293	—	—	2,185	—	$251,478

Pro rata assets less debt	$132,711	37,198	47,187	134,494	143,491	$495,081
Deferred income taxes						(67,655)
Other liabilities and noncontrolling interest adjustment						(2,256)
Consolidated shareholder's equity						$425,170

Executive Summary and Analysis – In the first quarter, the Company saw a 31% improvement in Net Income as well as a 10% increase in pro rata NOI compared to the same period last year. These improvements were driven primarily by 1) increases in mining royalty revenue and unrealized revenue; 2) improved occupancy at the Verge which drove the $988,000 improvement in equity in loss of joint venture; as well as 3) a $226,000 increase in lending venture interest income compared to the same period last year. Last quarter we cautioned our investors to temper their expectations for growth this year, especially compared to the rapid NOI growth of the previous three years. Despite the positive results from this quarter, the rationale for those tempered expectations is evident in our first quarter results. Industrial NOI was down compared to last year because of a tenant default and eviction which will take time to replace. Early in the second quarter we finished construction on our Chelsea warehouse and transferred it to the Industrial and Commercial segment from Development. This 258,000 square-foot industrial asset in Harford County, MD will have operating expenses that will further negatively impact NOI until we get it leased and occupied. The multifamily segment growth we saw this quarter will be the last bump we get from occupancy increases in the run up to stabilization. Going forward, all our multifamily assets will have been stabilized for a full year, and we expect results to be more in line with the same store growth we had this quarter, i.e. flat to slightly negative, as we compete with a glut of new projects in Washington, DC. These are temporary headwinds that may be too heavy a lift for improvements in Mining Royalties and lending venture income to offset.

Our focus in 2025 is setting the stage for our next phase of NOI growth. Part of that means leasing efforts at Cranberry and Chelsea, but primarily it means putting money to work in new projects. We have closed on the construction loans for both of our industrial JVs with Altman Logistics (f/k/a BBX) and anticipate breaking ground in the second quarter. We will continue entitlement work on our industrial pipeline in Maryland in order to be shovel ready in 2026, and we anticipate bolstering that pipeline with an additional land purchase and/or JV this year. We remain on track to deliver three new industrial assets every two years with the goal of doubling the size of our industrial segment over the next five years. As mentioned last quarter, we anticipate beginning construction this year on two multifamily projects, the first in Greenville and the second outside Ft. Myers, FL. These two projects will add 810 units and an estimated $6 million in NOI upon stabilization.
First Quarter Highlights
•31% increase in Net Income ($1.7 million vs $1.3 million)
•10% increase in pro rata NOI ($9.4 million vs $8.5 million)
•3% increase in the Multifamily segment’s pro rata NOI primarily due to improved occupancy of The Verge. This comparison includes the results for this project from the same period last year (when this project was still in our Development segment)
•2% decrease in Industrial and Commercial segment NOI due to and eviction and write-off of one tenant
•19% increase in the Mining Royalty Lands segment's NOI

Comparative Results of Operations for the three months ended March 31, 2025 and 2024
Consolidated Results

(dollars in thousands)	Three Months Ended March 31,
	2025	2024	Change	%
Revenues:
Lease revenue	$7,072	7,170	$(98)	-1.4%
Mining royalty and rents	3,234	2,963	271	9.1%
Total revenues	10,306	10,133	173	1.7%

Cost of operations:
Depreciation, depletion and amortization	2,607	2,535	72	2.8%
Operating expenses	1,859	1,867	(8)	-.4%
Property taxes	938	807	131	16.2%
General and administrative	2,577	2,042	535	26.2%
Total cost of operations	7,981	7,251	730	10.1%

Total operating profit	2,325	2,882	(557)	-19.3%

Net investment income	2,561	2,783	(222)	-8.0%
Interest expense	(695)	(911)	216	-23.7%
Equity in loss of joint ventures	(2,031)	(3,019)	988	-32.7%
Income before income taxes	2,160	1,735	425	24.5%
Provision for income taxes	526	400	126	31.5%

Net income	1,634	1,335	299	22.4%
Income (loss) attributable to noncontrolling interest	(76)	34	(110)	-323.5%
Net income attributable to the Company	$1,710	1,301	$409	31.4%

Net income for the first quarter of 2025 was $1,710,000 or $.09 per share versus $1,301,000 or $.07 per share in the same period last year. Pro rata NOI for the first quarter of 2025 was $9,364,000 versus $8,534,000 in the same period last year. The first quarter of 2025 was impacted by the following items:
•Operating profit decreased 19% from higher General and administrative expense and the default of an Industrial tenant. This decrease was partially offset by improved results in the Multifamily and Mining segments, as well as a reduction in Development professional fees. General and administrative expense increased primarily due to overlapping compensation as a result of the implementation of our executive succession and transition plan that commenced in May, 2024.
•Net investment income decreased $222,000 due to reduced earnings on cash equivalents ($447,000) partially offset by higher income from our lending ventures ($226,000) due to more residential lot sales.
•Interest expense decreased $216,000 compared to the same quarter last year as we capitalized $211,000 more interest this quarter. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.

•Equity in loss of Joint Ventures improved $988,000 due to improved results of our unconsolidated joint ventures. Results improved at The Verge ($409,000) due to improved occupancy and at Bryant Street ($444,000) and BC Realty ($107,000) both due to higher revenues and lower variable rate interest expense.
Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)
For ease of comparison all the figures in the tables below include the results for The Verge from the same period last year (when this project was still in our Development segment).

	Three months ended March 31
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$8,305	100.0%	7,883	100.0%	422	5.4%

Depreciation and amortization	3,287	39.6%	3,305	41.9%	(18)	-.5%
Operating expenses	2,625	31.6%	2,519	32.0%	106	4.2%
Property taxes	970	11.7%	889	11.3%	81	9.1%

Cost of operations	6,882	82.9%	6,713	85.2%	169	2.5%

Operating profit before G&A	$1,423	17.1%	1,170	14.8%	253	21.6%

Depreciation and amortization	3,287		3,305		(18)
Unrealized rents & other	(80)		14		(94)
Net operating income	$4,630	55.7%	4,489	56.9%	141	3.1%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $4,630,000, up $141,000 or 3% compared to $4,489,000 in the same quarter last year. Most of this increase was from the improved occupancy of The Verge. This project contributed $753,000 of pro rata NOI to this segment compared to $606,000 in the Development segment in the same quarter last year, an increase of $147,000. Same store NOI decreased $6,000.

Apartment Building	Units	Pro rata NOI Q1 2025	Pro rata NOI Q1 2024	Avg. Occupancy Q1 2025	Avg. Occupancy Q1 2024	Renewal Success Rate Q1 2025	Renewal % increase Q1 2025

Dock 79 Anacostia DC	305	$905,000	$946,000	95.6%	94.8%	65.1%	3.1%
Maren Anacostia DC	264	$855,000	$924,000	93.9%	93.8%	52.5%	7.2%
Riverside Greenville	200	$222,000	$224,000	92.9%	93.7%	47.2%	1.9%
Bryant Street DC	487	$1,539,000	$1,496,000	92.5%	92.8%	47.1%	2.0%
.408 Jackson Greenville	227	$356,000	$293,000	97.2%	93.0%	72.7%	4.6%
Verge Anacostia DC	344	$753,000	$606,000	93.5%	87.7%	75.0%	3.4%
Multifamily Segment	1,827	$4,630,000	$4,489,000	94.0%	92.4%

Multifamily Segment (Consolidated - Dock 79 & The Maren)

	Three months ended March 31
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$5,424	100.0%	5,414	100.0%	10	.2%

Depreciation and amortization	1,995	36.8%	1,981	36.6%	14	.7%
Operating expenses	1,585	29.2%	1,461	27.0%	124	8.5%
Property taxes	635	11.7%	524	9.7%	111	21.2%

Cost of operations	4,215	77.7%	3,966	73.3%	249	6.3%

Operating profit before G&A	$1,209	22.3%	1,448	26.7%	(239)	-16.5%

Total revenues for our two consolidated joint ventures were $5,424,000, an increase of $10,000 versus $5,414,000 in the same period last year. Total operating profit before G&A for the consolidated joint ventures was $1,209,000, a decrease of $239,000, or 17% versus $1,448,000 in the same period last year primarily due to higher operating expenses and property taxes. Operating expenses increased due to higher utilities from the colder weather (plus a ~$30,000 water leak from a frozen pipe) and higher repairs and maintenance.

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

	Three months ended March 31
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$5,349	100.0%	4,933	100.0%	416	8.4%

Depreciation and amortization	2,193	41.0%	2,219	45.0%	(26)	-1.2%
Operating expenses	1,780	33.3%	1,728	35.0%	52	3.0%
Property taxes	625	11.7%	605	12.3%	20	3.3%

Cost of operations	4,598	86.0%	4,552	92.3%	46	1.0%

Operating profit before G&A	$751	14.0%	381	7.7%	370	97.1%
For our four unconsolidated joint ventures, pro rata revenues were $5,349,000, an increase of $416,000 or 8% compared to $4,933,000 in the same period last year. Pro rata operating profit before G&A was $751,000, an increase of $370,000 or 97% versus $381,000 in the same period last year. The increase was due to improved occupancy at The Verge and higher revenues at Bryant Street and .408 Jackson.
Industrial and Commercial Segment

	Three months ended March 31
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$1,347	100.0%	1,453	100.0%	(106)	(7.3%)

Depreciation and amortization	391	29.1%	363	25.0%	28	7.7%
Operating expenses	233	17.3%	215	14.8%	18	8.4%
Property taxes	80	5.9%	63	4.3%	17	27.0%

Cost of operations	704	52.3%	641	44.1%	63	9.8%

Operating profit before G&A	$643	47.7%	812	55.9%	(169)	(20.8%)

Depreciation and amortization	391		363		28
Unrealized revenues	105		(16)		121
Net operating income	$1,139	84.6%	$1,159	79.8%	$(20)	(1.7%)
We have nine buildings in service at three different locations totaling 515,077 square feet of industrial and 33,708 square feet of office. These assets were 85.2% leased and occupied during the quarter compared to 95.6% leased and occupied during the same quarter last year due to an eviction for failure to pay rent by one tenant. Total revenues in this segment were $1,347,000, down $106,000 or 7%, over the same period last year due to the tenant default and eviction. Operating profit before G&A was $643,000, down $169,000 or 21% over the same quarter last year due to the lower occupancy and a $118,000 write-off of unrealized rent receivable and $34,000 write-off of leasing deferred commissions from the evicted tenant. Net operating income in this segment was $1,139,000, down $20,000 or 2% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended March 31
(dollars in thousands)	2025	%	2024	%	Change	%

Mining royalty and rent revenue	$3,234	100.0%	2,963	100.0%	271	9.1%

Depreciation, depletion and amortization	178	5.5%	149	5.0%	29	19.5%
Operating expenses	16	0.5%	17	0.6%	(1)	-5.9%
Property taxes	75	2.3%	73	2.5%	2	2.7%

Cost of operations	269	8.3%	239	8.1%	30	12.6%

Operating profit before G&A	$2,965	91.7%	2,724	91.9%	241	8.8%

Depreciation and amortization	178		149		29
Unrealized revenues	141		(113)		254
Net operating income	$3,284	101.5%	$2,760	93.1%	$524	19.0%

Total revenues in this segment were $3,234,000, an increase of $271,000 or 9% versus $2,963,000 in the same period last year. Royalty revenues in the prior year were impacted by the deduction of $289,000 of royalties to resolve an overpayment which we referenced previously. Royalty tons were down 10% primarily due to a decrease at one location that experienced a project specific spike in demand in the prior year. Royalty revenue per ton increased 7% over the same period last year excluding the prior year overpayment deduction. Total operating profit before G&A in this segment was $2,965,000, an increase of $241,000 versus $2,724,000 in the same period last year. Net operating income was $3,284,000, up $524,000 or 19% compared to the same quarter last year due to the higher revenues and a $254,000 decrease in unrealized revenues. The unrealized revenue decrease is due to the temporarily higher minimum royalty payments we are currently receiving at one location which are straight-lined across the life of the lease for GAAP revenue purposes.

Development Segment Results

	Three months ended March 31
(dollars in thousands)	2025	2024	Change

Lease revenue	$301	303	(2)

Depreciation, depletion and amortization	43	42	1
Operating expenses	25	174	(149)
Property taxes	148	147	1

Cost of operations	216	363	(147)

Operating profit before G&A	$85	(60)	145

With respect to ongoing Development Segment projects:

▪We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 200,000 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a 182,000 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March and anticipate construction to start on both projects in the second quarter of 2025.
▪Shell construction on our spec warehouse project in Aberdeen, MD on Chelsea Road was completed effective April 1, 2025 and is in the lease-up phase.

▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $26.6 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. At quarter-end, 133 lots have been sold and $19.1 million has been returned to the company of which $4.8 million was booked as profit to the Company.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2025, we had $142,932,000 of cash and cash equivalents. As of March 31, 2025 we had no debt borrowed under our $35 million Wells Fargo revolver, $548,000 outstanding under letters of credit and $34,452,000 available to borrow under the revolver.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three Months Ended March 31,
	2025	2024
Total cash provided by (used for):
Operating activities	$4,503	2,906
Investing activities	1,078	(7,225)
Financing activities	(11,269)	(752)
Increase (decrease) in cash and cash equivalents	$(5,688)	(5,071)

Outstanding debt at the beginning of the period	178,853	178,705
Outstanding debt at the end of the period	178,250	178,742

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2025 was $4,503,000 versus $2,906,000 in the same period last year. The increase was primarily due to the same period last year including an unusually large reduction in accounts payable and accrued liabilities due to the timing of construction in progress payments.
Investing Activities - Net cash provided by investing activities for the three months ended March 31, 2025 was $1,078,000 versus $7,225,000 used in investing activities in the same period last year. The $8.3 million decrease was due to a $3.1 million decrease in investment in properties from winding up the Chelsea warehouse construction combined with a $6.6 million decrease in investments in joint ventures due to lower capital calls and lending activity, partially offset by a $1.8 million decrease in return of capital from joint ventures as the prior year included a $5 million return from permanent financing at .408 Jackson but lower residential lot sales.
Financing Activities – Net cash used in financing activities was $11,269,000 versus $752,000 in the same period last year due to $10.7 million distribution to noncontrolling interests related to the the planned increase in ownership of our partnerships with Altman Logistics at the construction/stabilization loan closings. Also related to these closings there was $1.4 million paid in debt issuance costs and $0.7 million draws on the loans.

Credit Facilities - On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2025, these covenants would have limited our ability to pay dividends to a maximum of $108.0 million combined.
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

Cash Requirements – The Company expects to invest $79 million into our existing real estate holdings and joint ventures during the remainder of 2025 and $153 million beyond 2025 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

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

Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro rata net operating income (NOI) because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. This measure is not, and should not be viewed as, a substitute for GAAP financial measures. For ease of comparison all the figures in the tables below include the results for The Verge in the Multifamily segment for all periods shown.

Pro rata Net Operating Income Reconciliation
Three months ending 3/31/25 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$492	905	(1,169)	2,259	(853)	1,634
Income tax allocation	151	278	(369)	694	(228)	526

Income (loss) before income taxes	643	1,183	(1,538)	2,953	(1,081)	2,160

Less:
Unrealized rents	—		—	—		—
Interest income		1,027			1,534	2,561
Plus:
Unrealized rents	105	—	3	141	—	249
Professional fees			31			31
Equity in loss of joint ventures	—	(71)	2,090	12		2,031
Interest expense	—	—	657	—	38	695
Depreciation/amortization	391	43	1,995	178		2,607
General and administrative	—	—	—	—	2,577	2,577

Net operating income (loss)	1,139	128	3,238	3,284	—	7,789

NOI of noncontrolling interest			(1,478)			(1,478)
Pro rata NOI from unconsolidated joint ventures		183	2,870			3,053

Pro rata net operating income	$1,139	311	4,630	3,284	—	9,364

Pro-rata Net Operating Income Reconciliation
Three months ended 03/31/24 (in thousands)

	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$430	(1,186)	(1,254)	1,862	1,483	1,335
Income tax allocation	132	(364)	(396)	572	456	400

Income (loss) before income taxes	562	(1,550)	(1,650)	2,434	1,939	1,735

Less:
Unrealized rents	16	—	9	113	—	138
Interest income	—	802	—	—	1,981	2,783
Plus:
Professional fees	—	—	12	—	—	12
Equity in loss of joint ventures	—	1,014	1,993	12	—	3,019
Interest expense	—	—	869	—	42	911
Depreciation/amortization	363	42	1,981	149	—	2,535
General and administrative	250	1,278	236	278	—	2,042

Net operating income (loss)	1,159	(18)	3,432	2,760	—	7,333

NOI of noncontrolling interest	—	—	(1,562)	—	—	(1,562)
Pro-rata NOI from unconsolidated joint ventures	—	144	2,619	—	—	2,763

Pro-rata net operating income	$1,159	126	4,489	2,760	—	8,534
x

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo and our variable rate construction/stabilization loans.
Tpplicable margin for borrowings at March 31, 2025 under the Wells Fargo Credit Agreement was Daily simple SOFR plus 2.25%. and under our variable rate construction/stabilization loans was Daily SOFR plus 2.75%.
The Company did not have a material amount of variable rate debt at March 31, 2025, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.
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
As of March 31, 2025, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.
There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

FRP Holdings, Inc.

Date: May 13, 2025	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025
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