Form 10-Q
period 2025-06-30
FRP HOLDINGS, INC.
filed 2025-08-08
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
904- 858-9100
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2025
Common Stock, $.10 par value per share	19,109,234 shares

FRP HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

Assets:	June 30 2025	December 31 2024
Real estate investments at cost:
Land	$168,927	168,943
Buildings and improvements	308,561	283,421
Projects under construction	16,167	32,770
Total investments in properties	493,655	485,134
Less accumulated depreciation and depletion	82,916	77,695
Net investments in properties	410,739	407,439

Real estate held for investment, at cost	12,312	11,722
Investments in joint ventures	139,098	153,899
Net real estate investments	562,149	573,060

Cash and cash equivalents	153,167	148,620
Cash held in escrow	1,266	1,315
Accounts receivable, net	1,586	1,352
Federal and state income taxes receivable	778	—
Unrealized rents	1,264	1,380
Deferred costs	1,942	2,136
Other assets	630	622
Total assets	$722,782	728,485

Liabilities:
Secured notes payable	$180,371	178,853
Accounts payable and accrued liabilities	6,739	6,026
Other liabilities	1,487	1,487
Federal and state income taxes payable	—	611
Deferred revenue	2,842	2,437
Deferred income taxes	67,655	67,688
Deferred compensation	1,494	1,465
Tenant security deposits	780	805
Total liabilities	261,368	259,372

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,109,234 and 19,046,894 shares issued and outstanding, respectively	1,911	1,905
Capital in excess of par value	70,196	68,876
Retained earnings	354,555	352,267
Accumulated other comprehensive income, net	40	55
Total shareholders’ equity	426,702	423,103
Noncontrolling interests	34,712	46,010
Total equity	461,414	469,113
Total liabilities and equity	$722,782	728,485
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
Revenues:
Lease revenue	$7,241	7,246	$14,313	14,416
Mining royalty and rents	3,609	3,231	6,843	6,194
Total revenues	10,850	10,477	21,156	20,610

Cost of operations:
Depreciation/depletion/amortization	2,726	2,543	5,333	5,078
Operating expenses	2,580	1,702	4,439	3,569
Property taxes	1,002	860	1,940	1,667
General and administrative	2,885	2,552	5,462	4,594
Total cost of operations	9,193	7,657	17,174	14,908

Total operating profit	1,657	2,820	3,982	5,702

Net investment income	2,348	3,708	4,909	6,491
Interest expense	(824)	(829)	(1,519)	(1,740)
Equity in loss of joint ventures	(2,379)	(2,724)	(4,410)	(5,743)
Income before income taxes	802	2,975	2,962	4,710
Provision for income taxes	178	916	704	1,316

Net income	624	2,059	2,258	3,394
Income (loss) attributable to noncontrolling interest	46	15	(30)	49
Net income attributable to the Company	$578	2,044	$2,288	3,345

Earnings per common share (1):
Net income attributable to the Company-
Basic	$.03	.11	$.12	.18
Diluted	$.03	.11	$.12	.18

Number of shares (in thousands) used in computing (1):
-basic earnings per common share	18,966	18,879	18,957	18,871
-diluted earnings per common share	19,016	18,948	19,017	18,958
(1)Adjusted for the 2 for 1 stock split that occurred in April 2024
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30,
	2025	2024	2025	2024
Net income	$624	2,059	$2,258	3,394
Other comprehensive income (loss) net of tax:
Unrealized gain on investments, net of income tax effect of $0, $1, $0 and $1	—	2	—	2
Minimum pension liability, net of income tax effect of $(3), $(3), $(6) and $(6)	(7)	(7)	(15)	(15)
Comprehensive income	$617	2,054	$2,243	3,381

Less comp. income (loss) attributable to noncontrolling interests	46	15	(30)	49

Comprehensive income attributable to the Company	$571	2,039	$2,273	3,332
See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands) (Unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$2,258	3,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,622	5,210
Deferred income taxes	(33)	(1,100)
Equity in loss of joint ventures	4,410	5,743
Gain on sale of equipment and property	(16)	—
Stock-based compensation	1,326	1,280
Net changes in operating assets and liabilities:
Accounts receivable	(234)	(781)
Deferred costs and other assets	106	455
Accounts payable and accrued liabilities	1,118	(1,193)
Income taxes payable and receivable	(1,389)	2,045
Other long-term liabilities	4	29
Net cash provided by operating activities	13,172	15,082

Cash flows from investing activities:
Investments in properties	(9,161)	(12,518)
Investments in joint ventures	(6,096)	(14,847)
Return of capital from investments in joint ventures	16,485	13,777
Proceeds from the sale of assets	16	—
Cash held in escrow	49	(631)
Net cash provided by (used in) investing activities	1,293	(14,219)

Cash flows from financing activities:
Proceeds from long-term debt	2,729	—
Debt issue costs	(1,379)	—
Distributions to noncontrolling interests	(11,556)	(1,489)
Contributions from noncontrolling interests	288	—
Net cash used in financing activities	(9,918)	(1,489)

Net increase (decrease) in cash and cash equivalents	4,547	(626)
Cash and cash equivalents at beginning of year	148,620	157,555
Cash and cash equivalents at end of the period	$153,167	156,929

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,424	$1,725
Income taxes	2,087	366
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp- rehensive Income (loss), net	Total Share holders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2025	19,087,334	$1,909	$69,237	$353,977	$47	$425,170	$35,326	$460,496
Stock option grant compensation	—	—	38	—	—	38	—	38
Restricted stock compensation	—	—	323	—	—	323	—	323
Shares granted to Directors	21,900	2	598	—	—	600	—	600
Restricted stock award	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	578	—	578	46	624
Contributions from partner	—	—	—	—	—	—	160	160
Distributions to partners	—	—	—	—	—	—	(820)	(820)
Minimum pension liability,net	—	—	—	—	(7)	(7)	—	(7)
Balance at June 30, 2025	19,109,234	$1,911	$70,196	$354,555	$40	$426,702	$34,712	$461,414

Balance at December 31, 2024	19,046,894	$1,905	$68,876	$352,267	$55	$423,103	$46,010	$469,113
Stock option grant compensation	—	—	77	—	—	77	—	77
Restricted stock compensation	—	—	649	—	—	649	—	649
Shares granted to Directors	21,900	2	598	—	—	600		600
Restricted stock award	40,440	4	(4)	—	—	—	—	—
Net income (loss)	—	—	—	2,288	—	2,288	(30)	2,258
Contributions from partner	—	—	—	—	—	—	288	288
Distributions to partners	—	—	—	—	—	—	(11,556)	(11,556)
Minimum pension liability,net	—	—	—	—	(15)	(15)	—	(15)
Balance at June 30, 2025	19,109,234	$1,911	$70,196	$354,555	$40	$426,702	$34,712	$461,414

Balance at March 31, 2024	19,000,600	$1,900	$67,023	$347,183	$27	$416,133	$32,738	$448,871
Stock option grant compensation	—	—	20	—	—	20	—	20
Restricted stock compensation	—	—	340	—	—	340	—	340
Shares granted to Directors	19,356	2	598	—	—	600	—	600
Net income	—	—	—	2,044	—	2,044	15	2,059
Distributions to partners	—	—	—	—	—	—	(737)	(737)
Minimum pension liability, net	—	—	—	—	(7)	(7)		(7)
Unrealized gains on investment, net	—	—	—	—	2	2	—	2
Balance at June 30, 2024	19,030,474	$1,903	$67,980	$349,227	$22	$419,132	$32,016	$451,148

Balance at December 31, 2023	18,968,448	$1,897	$66,706	$345,882	$35	$414,520	$33,456	$447,976
Exercise of stock options	—	—	—	—	—	—	—	—
Stock option grant compensation	—	—	39	—	—	39	—	39
Restricted stock compensation	—	—	641	—	—	641	—	641
Shares granted to Directors	19,356	2	598	—	—	600		600
Restricted stock award	42,670	4	(4)	—	—	—	—	—
Net income	—	—	—	3,345	—	3,345	49	3,394
Distributions to partners	—	—	—	—	—	—	(1,489)	(1,489)
Minimum pension liability, net	—	—	—	—	(15)	(15)	—	(15)
Unrealized gains on investment, net	—	—	—	—	2	2	—	2
Balance at June 30, 2024	19,030,474	$1,903	$67,980	$349,227	$22	$419,132	$32,016	$451,148

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. inclusive of our wholly owned operating real estate subsidiaries, FRP Development Corp., Florida Rock Properties, Inc., and consolidated partnerships Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC. Investments in real estate joint ventures not controlled by the Company are accounted for under the equity or cost method of accounting as appropriate (See Note 10). Our ownership of Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC includes a noncontrolling interest representing the ownership of our partners.
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2024.
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
(2) Recently Issued Accounting Standards.
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023 - 07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires disclosure of the significant segment expense categories that are regularly provided to the chief operating decision maker (CODM) and disclosure of the individual or committee identified as the CODM beginning with our 10-K for 2024 and our interim financial statements beginning in 2025. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 3, Business Segments for the inclusion of the new required disclosures.
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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Industrial and commercial	$1,374	1,445	$2,721	2,898
Mining royalty lands	3,609	3,231	6,843	6,194
Development	300	305	601	608
Multifamily	5,567	5,496	10,991	10,910
	$10,850	10,477	$21,156	20,610

Operating profit (loss):
Before general and administrative expenses:
Industrial and commercial	$443	830	$1,086	1,642
Mining royalty lands	3,340	2,985	6,305	5,709
Development	(698)	137	(613)	77
Multifamily	1,457	1,420	2,666	2,868
Operating profit before G&A	4,542	5,372	9,444	10,296
Total general and administrative expenses	2,885	2,552	5,462	4,594
	$1,657	2,820	$3,982	5,702

Interest expense	$824	$829	$1,519	1,740
Depreciation, depletion and amortization:
Industrial and commercial	$571	360	$962	723
Mining royalty lands	177	159	355	308
Development	43	43	86	85
Multifamily	1,935	1,981	3,930	3,962
	$2,726	2,543	$5,333	5,078
Capital expenditures:
Industrial and commercial	$38	248	$138	393
Mining royalty lands	180	22	228	42
Development	5,524	5,927	8,174	11,881
Multifamily	319	116	621	202
	$6,061	6,313	$9,161	12,518

Identifiable net assets	June 30, 2025	December 31, 2024

Industrial and commercial	$62,571	37,527
Mining royalty lands	47,757	47,527
Development	117,587	144,832
Multifamily	337,760	347,172
Cash items	154,433	149,935
Unallocated corporate assets	2,674	1,492
	$722,782	728,485
(4) Long-Term Debt.
The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Variable rate construction/stabilization loans	2,729	—
Unamortized debt issuance costs	(2,428)	(1,217)
Credit agreement	—	—
	$180,371	178,853
On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective December 22, 2023. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of June 30, 2025, there was no debt outstanding on this revolver, $449,000 outstanding under letters of credit and $34,551,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate would have been 6.65% on June 30, 2025. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of June 30, 2025, these covenants would have limited our ability to pay dividends to a maximum of $111.0 million combined.
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

On March 13, 2025 the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. The applicable rate at June 30, 2025 was 7.06%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.25%.
Debt cost amortization of $118,000 and $44,000 was recorded during the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024 the Company capitalized interest costs of $615,000 and $617,000, respectively. During the six months ended June 30, 2025 and 2024 the Company capitalized interest costs of $1,359,000 and $1,150,000, respectively. Debt cost amortization of $183,000 and $89,000 was recorded during the six months ended June 30, 2025 and 2024, respectively.
The Company was in compliance with all debt covenants as of June 30, 2025.
(5) Earnings per Share.
The following details the computations of the basic and diluted earnings per common share as adjusted for the 2 for 1 stock split that occurred in April 2024 (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2025	2024	2025	2024

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	18,966	18,879	18,957	18,871

Common shares issuable under share-based payment plans which are potentially dilutive	50	69	60	87

Common shares used for diluted earnings per common share	19,016	18,948	19,017	18,958

Net income attributable to the Company	$578	2,044	$2,288	3,345

Earnings per common share:
-basic	$.03	.11	$.12	.18
-diluted	$.03	.11	$.12	.18
For the six months ended June 30, 2025, the Company had 73,905 shares of stock options outstanding which were not used in the calculation above because the effect would have been anti-dilutive.

(6) Stock-Based Compensation Plans.
The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which stock options, restricted stock, and stock awards were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 473,705 at June 30, 2025.
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
The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock option grants	$38	$20	$77	$39
Restricted stock awards	323	340	649	641
Annual director stock award	600	600	600	600
	$961	$960	$1,326	$1,280

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Outstanding at January 1, 2025	142,990	$23.35	3.3	$1,281
Time-based awards granted	12,005	30.63		150
Performance-based awards granted	20,010	30.63		250
Outstanding at June 30, 2025	175,005	$24.68	3.1	$1,681

Exercisable at June 30, 2025	113,510	$21.24	2.5	$918

Vested during six months ended June 30, 2025	—			$—
The aggregate intrinsic value of exercisable in-the-money options was $655,000 and the aggregate intrinsic value of outstanding in-the-money options was $655,000 based on the market closing price of $26.89 on June 30, 2025 less exercise prices.
The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2025 was $545,000, which is expected to be recognized over a weighted-average period of 3.7 years.
A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at January 1, 2025	102,678	$28.44	2.7	$2,920
Time-based awards granted	15,344	30.63		470
Performance-based awards granted	25,096	30.72		771
Vested	(10,432)	27.99		(292)
Non-vested at June 30, 2025	132,686	$29.16	2.7	$3,869
Total unrecognized compensation cost of restricted stock granted but not yet vested as of June 30, 2025 was $2,827,000 which is expected to be recognized over a weighted-average period of 2.9 years.
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
As of June 30, 2025, there was $449,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
The Company and MidAtlantic Realty Partners (MRP) provided a guaranty for the interest carry cost of the $110 million loan on the Bryant Street Partnerships issued in December 2023. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.5 million based on the present value of our assumption of 0.8% interest savings over the anticipated 36-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 36 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee, the Company will have a gain of $1.5 million when the loan is paid in full.
(8) Concentrations.
The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 25.1% of the Company’s consolidated revenues during the six months ended June 30, 2025, and $728,000 of accounts receivable at June 30, 2025. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.
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
The fair values of the Company’s fixed rate mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2025, the carrying amount and fair value of such other long-term debt was $180,070,000 and $146,447,000, respectively. At December 31, 2024, the carrying amount and fair value of such other long-term debt was $180,070,000 and $141,302,000, respectively.
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

The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of June 30, 2025
Brooksville Quarry, LLC	50.00%	$7,554	14,492	(46)	(23)
BC FRP Realty, LLC	50.00%	4,631	23,438	312	156
Buzzard Point Sponsor, LLC	50.00%	2,473	4,946	—	—
Bryant Street Partnerships	72.10%	62,269	190,288	(3,437)	(2,726)
Lending ventures		14,814	11,292	—	—
Estero Partnership	16.00%	3,765	42,367	—	—
The Verge Partnership	61.37%	35,930	124,630	(1,984)	(1,217)
Greenville Partnerships	53.09%	7,662	101,484	(1,499)	(600)
Total		$139,098	512,937	(6,654)	(4,410)

The major classes of assets, liabilities and equity of the Company’s Investments in unconsolidated Joint Ventures as of June 30, 2025 are summarized in the following two tables (in thousands):

	As of June 30, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	177,755	42,290	121,844	98,437	$440,326
Cash and restricted cash	0	4,696	77	2,499	2,429	9,701
Unrealized rents & receivables	0	6,673	0	224	89	6,986
Deferred costs	4,946	1,164	0	63	529	6,702
Total Assets	$4,946	190,288	42,367	124,630	101,484	$463,715

Secured notes payable	$0	108,263	16,000	68,370	79,965	$272,598
Other liabilities	0	2,517	212	1,296	3,588	7,613
Capital – FRP	2,473	60,262	3,600	33,656	6,656	106,647
Capital – Third Parties	2,473	19,246	22,555	21,308	11,275	76,857
Total Liabilities and Capital	$4,946	190,288	42,367	124,630	101,484	$463,715

	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,352	21,374	11,292	440,326	$487,344
Cash and restricted cash	136	1,402	0	9,701	11,239
Unrealized rents & receivables	0	443	0	6,986	7,429
Deferred costs	4	219	0	6,702	6,925
Total Assets	$14,492	23,438	11,292	463,715	$512,937

Secured notes payable	$0	14,112	(3,708)	272,598	$283,002
Other liabilities	43	268	187	7,613	8,111
Capital – FRP	7,554	4,529	14,813	106,647	133,543
Capital – Third Parties	6,895	4,529	0	76,857	88,281
Total Liabilities and Capital	$14,492	23,438	11,292	463,715	$512,937
The Company’s capital recorded by the unconsolidated Joint Ventures is $5,555,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.
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
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(33,887,000) and $(30,513,000) as of June 30, 2025 and December 31, 2024, respectively.
The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV	Bryant Street Partnerships Total JV	Bryant Street Partnerships Company Share	Bryant Street Partnerships Company Share
	Six months ended	Six months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Lease revenue	8,185	7,848	5,900	5,660

Depreciation and amortization	3,474	3,375	2,504	2,434
Operating expenses	3,016	2,989	2,177	2,155
Property taxes	667	726	480	524
Cost of operations	7,157	7,090	5,161	5,113

Total operating profit	1,028	758	739	547
Interest expense	(4,465)	(5,352)	(3,465)	(3,929)

Net loss before tax	$(3,437)	$(4,594)	$(2,726)	$(3,382)
Interest expense for the six months ended June 30, 2025 and 2024 for the JV and the Company share includes $248,000 loan guarantee expense.

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville Partnerships Total JV	Greenville Partnerships Total JV	Greenville Partnerships Company Share	Greenville Partnerships Company Share
	Six months ended	Six months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Lease revenue	5,256	4,794	2,102	1,918

Depreciation and amortization	1,757	1,744	703	698
Operating expenses	1,406	1,242	562	497
Property taxes	980	882	392	353
Cost of operations	4,143	3,868	1,657	1,548

Total operating profit	1,113	926	445	370
Interest expense	(2,612)	(2,318)	(1,045)	(927)

Net loss before tax	$(1,499)	$(1,392)	$(600)	$(557)
The income statements of The Verge Partnership are as follows (in thousands):

	The Verge Partnership Total JV	The Verge Partnership Total JV	The Verge Partnership Company Share	The Verge Partnership Company Share
	Six months ended	Six months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Lease revenue	4,535	4,034	2,783	2,476

Depreciation and amortization	2,137	2,094	1,312	1,285
Operating expenses	1,510	1,605	926	985
Property taxes	663	523	407	321
Cost of operations	4,310	4,222	2,645	2,591

Total operating profit/(loss)	225	(188)	138	(115)
Interest expense	(2,209)	(2,609)	(1,355)	(1,602)

Net loss before tax	$(1,984)	$(2,797)	$(1,217)	$(1,717)

(11) Subsequent Events.
Effective July 21, 2025, the Company entered into a 2025 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated December 22, 2023. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment.
On July 23, 2025, subsequent to quarters end, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 377,892 square feet in two warehouses in Lake County, Florida near Orlando, with options for investment in additional industrial warehouses on adjacent properties in the future.

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
Residential apartments and retail spaces in Washington, D.C. and Greenville, SC;
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
Multifamily Segment.
As of June 30, 2025, the Multifamily segment included six stabilized joint ventures which own and manage apartment buildings and any associated retail. These assets create revenue and cash flows through tenant rental payments and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 - 15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The six multifamily properties are as follows:

Property and Occupancy	JV Partners	Method of Accounting	% Ownership
Dock 79, Washington, D.C., 305 apartment units and 14,430 square feet of retail	MRP Realty & Steuart Investment Company	Consolidated	52.8%
The Maren, Washington, D.C., 264 residential units and 6,811 square feet of retail	MRP Realty & Steuart Investment Company	Consolidated	56.33%
The Verge, Washington, D.C., 344 apartments and 8,536 square feet of retail.	MRP Realty	Equity Method	61.37%
Riverside, Greenville, SC, 200 apartment units	Woodfield Development	Equity Method	40%
Bryant Street, Washington D.C., 487 apartments, 91,520 square feet of retail	MRP Realty	Equity Method	72.10%
.408 Jackson, Greenville, SC, 227 apartments, 4,539 square feet of retail.	Woodfield Development	Equity Method	40%
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
As of June 30, 2025, the Industrial and Commercial Segment includes five commercial properties owned by the Company in fee simple as follows:
1)34 Loveton Circle in suburban Baltimore County, MD consists of one office building totaling 33,708 square feet which is 100% occupied (25% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.
2)155 E. 21st Street in Duval County, FL was an office building property that remains under lease through March 2026. We permitted the tenant to demolish all structures on the property during 2018.

3)Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 46.8% leased and occupied. The property is subject to commercial leases with various tenants.
4)Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet and two ground leases that are 100.0% leased and occupied.
5)755 Chelsea Road in Harford County, MD is a 258,279 square foot speculative industrial building. Our Development segment completed construction and it moved to this segment as of April 1, 2025.
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
At June 30, 2025, this segment owned the following future development parcels:
1)54 acres of land that will be capable of supporting up to 635,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD (Crouse land adjacent to Cranberry Business Park).

2)170 acres of land located at 765 Mechanics Valley Road in Cecil County, MD that can accommodate 900,000 square feet of industrial development.
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
Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.25	Conceptual design program ongoing	$8,538,000
Hampstead Trade Center, MD	118	Seeking PUD in preparation for sale	$12,312,000
Square 664E, on the Anacostia River in DC	2.1	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,117,000
Total	122.4		$27,967,000

Development Segment - Investments in Joint Ventures
The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, FL	Vulcan Materials Company	Future planned residential development of 4,280 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	100,030 square-foot, multi-building business park in lease-up and predevelopment activities for 153 rental townhomes, 4 retail pad sites, and an assisted living pad site	50%
Aberdeen Overlook residential development in Harford County, MD		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Estero, FL	Woodfield Development	Pre-development activities for a mixed-use project with 596 multifamily units, 70,000 square feet of commercial space, 40,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for first phase of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Villages of West Greenville, Woven property in Greensville, SC	Woodfield Development	Pre-development activities for a mixed-use project with approximately 214 multifamily units and 13,500 square feet of retail space	65%
Lakeland, FL	Altman Logistics	Construction commenced second quarter 2025 on a 201,420 square foot class A warehouse	90%
Broward County, FL	Altman Logistics	Construction commenced second quarter 2025 on 182,773 square feet of industrial product	80%

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are not consolidated and are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of June 30, 2025
Brooksville Quarry, LLC	50.00%	$7,554	7,246	—	(23)
BC FRP Realty, LLC	50.00%	4,631	11,719	7,056	156
Buzzard Point Sponsor, LLC	50.00%	2,473	2,473	—	—
Bryant Street Partnerships	72.10%	62,269	137,198	78,058	(2,726)
Lending ventures	100.00%	14,814	11,292	(1,854)	—
Greenville Woven	64.85%	5,730	7,132	—	—
Estero Partnership	16.00%	3,765	6,779	2,560	—
The Verge Partnership	61.37%	35,930	76,486	41,959	(1,217)
Greenville Partnerships	40.00%	1,932	36,195	31,986	(600)
Total		$139,098	296,520	159,765	(4,410)

The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of June 30, 2025 are summarized in the following two tables (in thousands):

	As of June 30, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	177,755	42,290	121,844	98,437	$440,326
Cash and restricted cash	0	4,696	77	2,499	2,429	9,701
Unrealized rents & receivables	0	6,673	0	224	89	6,986
Deferred costs	4,946	1,164	0	63	529	6,702
Total Assets	$4,946	190,288	42,367	124,630	101,484	$463,715

Secured notes payable	$0	108,263	16,000	68,370	79,965	$272,598
Other liabilities	0	2,517	212	1,296	3,588	7,613
Capital – FRP	2,473	60,262	3,600	33,656	6,656	106,647
Capital – Third Parties	2,473	19,246	22,555	21,308	11,275	76,857
Total Liabilities and Capital	$4,946	190,288	42,367	124,630	101,484	$463,715

	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,352	21,374	11,292	440,326	$487,344
Cash and restricted cash	136	1,402	0	9,701	11,239
Unrealized rents & receivables	0	443	0	6,986	7,429
Deferred costs	4	219	0	6,702	6,925
Total Assets	$14,492	23,438	11,292	463,715	$512,937

Secured notes payable	$0	14,112	(3,708)	272,598	$283,002
Other liabilities	43	268	187	7,613	8,111
Capital – FRP	7,554	4,529	14,813	106,647	133,543
Capital – Third Parties	6,895	4,529	0	76,857	88,281
Total Liabilities and Capital	$14,492	23,438	11,292	463,715	$512,937

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of June 30, 2025:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$337,760	62,571	47,757	117,587	157,107	$722,782
Investments in unconsolidated joint ventures	(100,131)		(7,554)	(31,413)		(139,098)
Company's share of assets in unconsolidated joint ventures	249,879		7,246	39,395		296,520
Noncontrolling interest in consolidated assets	(107,785)			(6,738)	(2,378)	(116,901)
Pro rata assets	$379,723	62,571	47,449	118,831	154,729	$763,303

Consolidated secured notes payable	178,933			1,438		180,371
Company's share of debt in unconsolidated joint ventures	152,003			7,762		159,765
Noncontrolling interest in consolidated debt	(81,376)			80		(81,296)
Pro rata debt	$249,560	—	—	9,280	—	$258,840

Pro rata assets less debt	$130,163	62,571	47,449	109,551	154,729	$504,463
Deferred income taxes						(67,655)
Other liabilities and noncontrolling interest adjustment						(10,106)
Consolidated shareholder's equity						$426,702

Second Quarter Highlights and Recent Developments
•72% decrease in Net Income ($0.6 million vs $2.0 million) due largely to legal expenses related to due diligence for a potential investment the company is evaluating, as well as lower Net Interest Income offset by higher mining royalties and improved results in Equity in Loss of Joint Ventures
•5% increase in pro rata NOI ($9.7 million vs $9.2 million)
•1% increase in the Multifamily segment’s pro rata NOI primarily due to improved occupancy of The Verge and Dock 79. This comparison includes the results for The Verge from the same period last year (when the Verge was still in our Development segment).
•15% decrease in Industrial and Commercial segment NOI primarily due to an eviction of one tenant and lease expirations.
•21% increase in NOI for Mining Royalty Lands segment
•Effective July 21, 2025, the Company entered into a 2025 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated December 22, 2023. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment.
•On July 23, 2025, subsequent to quarters end, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 377,892 square feet in two warehouses in Lake County, Florida near Orlando, with options for investment in additional industrial warehouses on adjacent properties in the future.

Executive Summary and Analysis

Results this quarter and for the first six months are consistent with both our expectations as well as what we cautioned investors to expect for the last two quarters. As stated previously, our primary aim for 2025 is to set the stage for future growth. We will accomplish this first by leasing up our current vacancies, but mostly by putting money to work in new projects. We have started construction on both our JVs with Altman Logistics in Lakeland and Broward County, FL which will add 384,193 square feet of class A industrial space to our portfolio. We expect substantial completion on these projects in the second quarter of 2026. Work continues on the entitlements for our industrial pipeline in Maryland in order to be shovel ready in 2026. Finally, as mentioned in our highlights, subsequent to the end of the quarter, the Company entered into a joint venture agreement to develop 377,892 square feet in two warehouses in Lake County, FL. The site is located off the

Florida Turnpike, in the City of Minneola, outside of Orlando. The lack of available land in the broader Orlando market has driven industrial users to expand into the Lake County submarket, attracting both institutional owners and users. Notably, there remains a meaningful shortage of shallow bay industrial buildings in the size range of the buildings we are developing for this market. We expect to begin construction on this project this month and FRP will have a 95% interest in this joint venture, with options for future development of just under 1 million SF of industrial product on adjacent property. This agreement supports our shift in focus and investment toward our industrial business segment and the Company remains on track to deliver three new industrial assets every two years with the goal of doubling the size of our industrial segment by 2030.

Turning to our results for the quarter, the Company saw a 72% decrease in Net Income relative to the same period last year and a 32% decrease in Net Income for the first six months compared to last year. These were primarily the result of increases in legal expenses related to due diligence on a project the company is currently pursuing. Pro rata net operating income (NOI) increased 5% this quarter compared to the second quarter of 2024 and 7% for the first six months compared to the same period last year. These increases ($458,000 and $1,288,000, respectively) are largely the result of increases from our mining and royalties segment which saw NOI increases of $637,000 quarter over quarter and $1,161,000 for the first six months due to price increases this year and the remediation of an overpayment last year. Multifamily NOI remained more or less flat in the second quarter compared to last year, with a slight increase for the first six months versus last year. This is almost entirely the result of the Verge being in lease-up during the first six months of 2024 compared to a stabilized Verge in 2025. Same store NOI for the multifamily segment was slightly positive in the second quarter and for the first six months. NOI from our Industrial and Commercial segment remains down this quarter as we look to lease 57,000 square feet of vacancy due to a tenant we lost in the first quarter from a default and eviction at our Cranberry Business Park, as well as the inclusion of the operating expenses from our recently completed 258,279 square foot Chelsea spec warehouse in Harford County Md. at the beginning of the 2nd qtr. These vacancies will continue to dampen industrial results until they are leased and occupied.

Comparative Results of Operations for the three months ended June 30, 2025 and 2024
Consolidated Results

(dollars in thousands)	Three Months Ended June 30,
	2025	2024	Change	%
Revenues:
Lease revenue	$7,241	7,246	$(5)	-.1%
Mining royalty and rents	3,609	3,231	378	11.7%
Total revenues	10,850	10,477	373	3.6%

Cost of operations:
Depreciation, depletion and amortization	2,726	2,543	183	7.2%
Operating expenses	2,580	1,702	878	51.6%
Property taxes	1,002	860	142	16.5%
General and administrative	2,885	2,552	333	13.0%
Total cost of operations	9,193	7,657	1,536	20.1%

Total operating profit	1,657	2,820	(1,163)	-41.2%

Net investment income	2,348	3,708	(1,360)	-36.7%
Interest expense	(824)	(829)	5	-.6%
Equity in loss of joint ventures	(2,379)	(2,724)	345	-12.7%
Income before income taxes	802	2,975	(2,173)	-73.0%
Provision for income taxes	178	916	(738)	-80.6%

Net income	624	2,059	(1,435)	-69.7%
Income (loss) attributable to noncontrolling interest	46	15	31	206.7%
Net income attributable to the Company	$578	2,044	$(1,466)	-71.7%

Net income for the second quarter of 2025 was $578,000 or $.03 per share versus $2,044,000 or $.11 per share in the same period last year. Pro rata NOI for the second quarter of 2025 was $9,688,000 versus $9,230,000 in the same period last year. The second quarter of 2025 was impacted by the following items:
•Operating profit decreased $1,163,000 primarily as a result of higher Development segment professional fees ($831,000) and higher General and administrative expense ($333,000). Development segment professional fees included $712,000 of legal expenses related to due diligence for a potential investment the company is evaluating along with other expensed acquisition and development costs. General and administrative expense increased primarily because of overlapping compensation as a result of the implementation of our executive succession and transition plan that commenced in June, 2024. Industrial and commercial segment operating profit declined $387,000 due to $211,000 higher depreciation from completion of our new Chelsea warehouse along with lower occupancy due to a tenant default and non-renewing leases. Mining Royalty Land's segment operating profit increased $355,000 primarily due to the prior year including a $277,000 overpayment deduction.

•Net investment income decreased $1,360,000 because of reduced earnings on cash equivalents ($456,000) primarily due to lower interest rates and lower income from our lending ventures ($904,000) primarily due to 27 residential lots sold compared to 54 residential lots sold in the same quarter last year.
•Equity in loss of Joint Ventures improved $345,000 due to improved results of our unconsolidated joint ventures. Results improved at The Verge ($90,000) due to improved occupancy and at Bryant Street ($212,000) and BC Realty ($115,000) both due to higher revenues and lower variable rate interest expense.
Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)
For ease of comparison all the figures in the tables below include the results for The Verge from the same period last year (when this project was still in our Development segment).

	Three months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$8,467	100.0%	8,113	100.0%	354	4.4%

Depreciation and amortization	3,386	40.0%	3,384	41.7%	2	.1%
Operating expenses	2,691	31.8%	2,553	31.5%	138	5.4%
Property taxes	1,008	11.9%	912	11.2%	96	10.5%

Cost of operations	7,085	83.7%	6,849	84.4%	236	3.4%

Operating profit before G&A	$1,382	16.3%	1,264	15.6%	118	9.3%

Depreciation and amortization	3,386		3,384		2
Unrealized rents & other	(31)		32		(63)
Net operating income	$4,737	55.9%	4,680	57.7%	57	1.2%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $4,737,000, up $57,000 or 1% compared to $4,680,000 in the same quarter last year. Most of this increase was from the improved occupancy of The Verge. This project contributed $733,000 of pro rata NOI to this segment compared to $710,000 in the Development segment in the same quarter last year, an increase of $23,000. Same store NOI increased $34,000 as favorable revenues at Dock 79 were partially offset by lower revenues at the Maren and higher property taxes.

Apartment Building	Units	Pro rata NOI Q2 2025	Pro rata NOI Q2 2024	Avg. Occupancy Q2 2025	Avg. Occupancy Q2 2024	Renewal Success Rate Q2 2025	Renewal % increase Q2 2025

Dock 79 Anacostia DC	305	$995,000	$932,000	95.5%	93.6%	74.6%	5.9%
Maren Anacostia DC	264	$890,000	$923,000	93.6%	94.8%	55.3%	3.2%
Riverside Greenville	200	$215,000	$215,000	92.9%	93.0%	65.8%	6.3%
Bryant Street DC	487	$1,542,000	$1,555,000	94.6%	91.2%	56.3%	2.1%
.408 Jackson Greenville	227	$362,000	$345,000	94.3%	96.2%	52.2%	4.7%
Verge Anacostia DC	344	$733,000	$710,000	93.3%	91.3%	63.3%	2.0%
Multifamily Segment	1,827	$4,737,000	$4,680,000	94.1%	93.0%
Multifamily Segment (Consolidated - Dock 79 & The Maren)

	Three months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$5,567	100.0%	5,496	100.0%	71	1.3%

Depreciation and amortization	1,935	34.8%	1,981	36.1%	(46)	-2.3%
Operating expenses	1,527	27.4%	1,519	27.6%	8	.5%
Property taxes	648	11.6%	576	10.5%	72	12.5%

Cost of operations	4,110	73.8%	4,076	74.2%	34	.8%

Operating profit before G&A	$1,457	26.2%	1,420	25.8%	37	2.6%
Total revenues for our two consolidated joint ventures were $5,567,000, an increase of $71,000 versus $5,496,000 in the same period last year. Total operating profit before G&A for the consolidated joint ventures was $1,457,000, an increase of $37,000, or 3% versus $1,420,000 in the same period last year primarily due to lower depreciation.
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

	Three months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$5,436	100.0%	5,118	100.0%	318	6.2%

Depreciation and amortization	2,325	42.8%	2,299	44.9%	26	1.1%
Operating expenses	1,886	34.7%	1,724	33.7%	162	9.4%
Property taxes	654	12.0%	599	11.7%	55	9.2%

Cost of operations	4,865	89.5%	4,622	90.3%	243	5.3%

Operating profit before G&A	$571	10.5%	496	9.7%	75	15.1%
For our four unconsolidated joint ventures, pro rata revenues were $5,436,000, an increase of $318,000 or 6% compared to $5,118,000 in the same period last year. Pro rata operating profit before G&A was $571,000, an increase of $75,000 or 15% versus $496,000 in the same period last year. The increase was due to improved occupancy at The Verge and Bryant Street and higher revenues at .408 Jackson.
Industrial and Commercial Segment

	Three months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$1,374	100.0%	1,445	100.0%	(71)	(4.9%)

Depreciation and amortization	571	41.6%	360	25.0%	211	58.6%
Operating expenses	230	16.7%	191	13.2%	39	20.4%
Property taxes	130	9.5%	64	4.4%	66	103.1%

Cost of operations	931	67.8%	615	42.6%	316	51.4%

Operating profit before G&A	$443	32.2%	830	57.4%	(387)	(46.6%)

Depreciation and amortization	571		360		211
Unrealized revenues	(4)		(3)		(1)
Net operating income	$1,010	73.5%	$1,187	82.1%	$(177)	(14.9%)
Shell construction on our 258,279 square foot spec warehouse project in Aberdeen, MD on Chelsea Road was completed effective April 1, 2025 and is in the lease-up phase. We have ten buildings in service at four different locations totaling 773,356 square feet of industrial and 33,708 square feet of office of which 50.3% was leased and occupied at June 30, 2025. Excluding Chelsea these assets were 74.0% leased and occupied during the quarter compared to 95.6% leased and occupied during the same quarter last year primarily due to an eviction for failure to pay rent by one tenant and lease expirations. Total revenues in this segment were $1,374,000, down $71,000 or 5%, over the same period last year. Operating profit before G&A was $443,000, down $387,000 or 47% over the same quarter last year due to $216,000 of depreciation and $30,000 of operating costs at Chelsea along with the lower occupancy. Net operating income in this segment was $1,010,000, down $177,000 or 15% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Mining royalty and rent revenue	$3,609	100.0%	3,231	100.0%	378	11.7%

Depreciation, depletion and amortization	177	5.0%	159	4.9%	18	11.3%
Operating expenses	16	0.4%	16	0.5%	—	—%
Property taxes	76	2.1%	71	2.2%	5	7.0%

Cost of operations	269	7.5%	246	7.6%	23	9.3%

Operating profit before G&A	$3,340	92.5%	2,985	92.4%	355	11.9%

Depreciation and amortization	177		159		18
Unrealized revenues	148		(116)		264
Net operating income	$3,665	101.6%	$3,028	93.7%	$637	21.0%

Total revenues in this segment were $3,609,000, an increase of $378,000 or 12% versus $3,231,000 in the same period last year. Royalty revenues in the prior year were impacted by the deduction of $277,000 of royalties to resolve an overpayment which we referenced previously. Royalty tons were down 3% primarily due to a decrease at one location that experienced a project specific spike in demand in the prior year. Royalty revenue per ton increased 7% over the same period last year excluding the prior year overpayment deduction. Total operating profit before G&A in this segment was $3,340,000, an increase of $355,000 versus $2,985,000 in the same period last year. Net operating income was $3,665,000, up $637,000 or 21% compared to the same quarter last year due to the higher revenues and a $264,000 decrease in unrealized revenues. The unrealized revenue decrease is due to the temporarily higher minimum royalty payments we are currently receiving at one location which are straight-lined across the life of the lease for GAAP revenue purposes.

Development Segment Results

	Three months ended June 30
(dollars in thousands)	2025	2024	Change

Lease revenue	$300	305	(5)

Depreciation, depletion and amortization	43	43	—
Operating expenses	807	(24)	831
Property taxes	148	149	(1)

Cost of operations	998	168	830

Operating profit before G&A	$(698)	137	(835)

With respect to ongoing Development Segment projects:

▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $27.0 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. At quarter-end, 160 lots have been sold and $22.2 million has been returned to the company of which $5.5 million was booked as profit to the Company.

▪We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 201,420 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a two building 183,215 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March, 2025 and construction commenced in the second quarter of 2025.

▪On May 30, 2025, we secured construction financing for our multifamily joint venture with Woodfield Development, known as Woven. This is our third multifamily project in Greenville, SC. This is an $87.8M project with 214 units and 13,500 square feet of ground floor retail that is eligible to receive South Carolina Textile Rehabilitation Credits upon substantial completion and received Special Source Credits equal to 50% of the real estate taxes for a period of 20 years.

▪On June 16, 2025, our BC Realty partnership refinanced our FRP provided floating rate construction loans on our two (2) office buildings with Symetra Life Insurance Company. This is a 10-year, fully amortizing $10.5M permanent loan, at a fixed interest rate of 6.40%.

Six Month Highlights
•32% decrease in Net Income ($2.3 million vs $3.3 million)
•7% increase in pro rata NOI ($19.1 million vs $17.8 million)

•2% increase in the Multifamily segment’s pro rata NOI primarily due to lease up of The Verge. This comparison includes the results for this project from the same period last year (when this project was still in our Development segment).
•6% decrease in Industrial and Commercial revenue and 8% decrease in that segment’s NOI
•20.1% increase in the Mining Royalty Lands' Segment's NOI
Comparative Results of Operations for the Six months ended June 30, 2025 and 2024
Consolidated Results

(dollars in thousands)	Six Months Ended June 30,
	2025	2024	Change	%
Revenues:
Lease revenue	$14,313	14,416	$(103)	-.7%
Mining royalty and rents	6,843	6,194	649	10.5%
Total revenues	21,156	20,610	546	2.6%

Cost of operations:
Depreciation/depletion/amortization	5,333	5,078	255	5.0%
Operating expenses	4,439	3,569	870	24.4%
Property taxes	1,940	1,667	273	16.4%
General and administrative	5,462	4,594	868	18.9%
Total cost of operations	17,174	14,908	2,266	15.2%

Total operating profit	3,982	5,702	(1,720)	-30.2%

Net investment income	4,909	6,491	(1,582)	-24.4%
Interest expense	(1,519)	(1,740)	221	-12.7%
Equity in loss of joint ventures	(4,410)	(5,743)	1,333	-23.2%
Income before income taxes	2,962	4,710	(1,748)	-37.1%
Provision for income taxes	704	1,316	(612)	-46.5%

Net income	2,258	3,394	(1,136)	-33.5%
Income (loss) attributable to noncontrolling interest	(30)	49	(79)	-161.2%
Net income attributable to the Company	$2,288	$3,345	$(1,057)	-31.6%

Net income for the first six months of 2025 was $2,288,000 or $.12 per share versus $3,345,000 or $.18 per share in the same period last year. Pro rata NOI for the first six months of 2025 was $19,052,000 versus $17,764,000 in the same period last year. The first six months of 2025 were impacted by the following items:
•Operating profit decreased $1,720,000 primarily due to higher Development segment professional fees ($682,000) and higher General and administrative expense ($868,000). Development segment professional fees included $712,000 of legal expenses related to due diligence for a potential investment the company is evaluating. General and administrative expense increased primarily due to overlapping compensation as a result of the implementation of our executive succession and transition plan that commenced in June, 2024. Industrial and commercial segment operating profit declined $556,000 because of a $211,000 increase in depreciation expense from completion of our new Chelsea warehouse, as well as lower occupancy due to a tenant default and non-renewing leases. Mining Royalty Land's segment operating profit increased $596,000 primarily due to the prior year's overpayment deduction of $566,000.
•Net investment income decreased $1,582,000 from reduced earnings on cash equivalents ($904,000) and reduced income from our lending ventures ($678,000) primarily due to fewer residential lot sales.
•Interest expense decreased $221,000 compared to the same period last year as we capitalized $209,000 more interest. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.
•Equity in loss of Joint Ventures improved $1,333,000 because of improved results at our unconsolidated joint ventures. Results improved at The Verge ($499,000) due to lease up, and also at Bryant Street ($656,000) and BC Realty ($222,000) because of higher revenues and lower variable rate interest expense.

Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)
For ease of comparison all the figures in the tables below include the results for The Verge from prior periods (when this project was still in our Development segment).

	Six months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$16,772	100.0%	15,996	100.0%	776	4.9%

Depreciation and amortization	6,673	39.8%	6,689	41.8%	(16)	-.2%
Operating expenses	5,316	31.7%	5,072	31.7%	244	4.8%
Property taxes	1,978	11.8%	1,801	11.3%	177	9.8%

Cost of operations	13,967	83.3%	13,562	84.8%	405	3.0%

Operating profit before G&A	$2,805	16.7%	2,434	15.2%	371	15.2%

Depreciation and amortization	6,673		6,689		(16)
Unrealized rents & other	(111)		46		(157)
Net operating income	$9,367	55.8%	9,169	57.3%	198	2.2%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $9,367,000, up $198,000 or 2% compared to $9,169,000 in the same period last year. Most of this increase was from the lease up of The Verge which contributed $1,486,000 of pro rata NOI to this segment compared to

$1,316,000 in the Development segment in the same period last year, an increase of $170,000. Same store NOI increased $28,000.

Apartment Building	Units	Pro rata NOI YTD 2025	Pro rata NOI YTD 2024	Avg. Occupancy YTD 2025	Avg. Occupancy YTD 2024	Renewal Success Rate YTD 2025	Renewal % increase YTD 2025

Dock 79 Anacostia DC	305	$1,900,000	$1,878,000	95.6%	94.2%	70.4%	4.8%
Maren Anacostia DC	264	$1,745,000	$1,847,000	93.7%	94.3%	54.0%	4.9%
Riverside Greenville	200	$437,000	$439,000	92.9%	93.3%	56.8%	5.0%
Bryant Street DC	487	$3,081,000	$3,051,000	93.5%	92.0%	51.8%	2.1%
.408 Jackson Greenville	227	$718,000	$638,000	96.1%	94.6%	58.8%	4.6%
Verge Anacostia DC	344	$1,486,000	$1,316,000	93.4%	89.5%	69.1%	2.8%
Multifamily Segment	1,827	$9,367,000	$9,169,000	94.1%	92.7%

Multifamily Segment (Consolidated - Dock 79 and The Maren)

	Six months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$10,991	100.0%	10,910	100.0%	81	.7%

Depreciation and amortization	3,930	35.7%	3,962	36.3%	(32)	-.8%
Operating expenses	3,112	28.3%	2,980	27.3%	132	4.4%
Property taxes	1,283	11.7%	1,100	10.1%	183	16.6%

Cost of operations	8,325	75.7%	8,042	73.7%	283	3.5%

Operating profit before G&A	$2,666	24.3%	2,868	26.3%	(202)	-7.0%

Total revenues for our two consolidated joint ventures were $10,991,000, an increase of $81,000 versus $10,910,000 in the same period last year. Total operating profit before G&A for the consolidated joint ventures was $2,666,000, a decrease of $202,000, or 7% versus $2,868,000 in the same period last year primarily due to higher operating expenses ($132,000) and property taxes ($183,000).

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

	Six months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$10,785	100.0%	10,051	100.0%	734	7.3%

Depreciation and amortization	4,518	41.9%	4,518	45.0%	—	—%
Operating expenses	3,666	34.0%	3,452	34.3%	214	6.2%
Property taxes	1,279	11.9%	1,204	12.0%	75	6.2%

Cost of operations	9,463	87.7%	9,174	91.3%	289	3.2%

Operating profit	$1,322	12.3%	877	8.7%	445	50.7%

For our four unconsolidated joint ventures, pro rata revenues were $10,785,000, an increase of $734,000 or 7% compared to $10,051,000 in the same period last year. Pro rata operating profit before G&A was $1,322,000, an increase of $445,000, or 51% versus $877,000 in the same period last year. The increase was due to lease up at The Verge and higher revenues at Bryant Street and .408 Jackson.
Industrial and Commercial Segment

	Six months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$2,721	100.0%	2,898	100.0%	(177)	(6.1%)

Depreciation and amortization	962	35.4%	723	24.9%	239	33.1%
Operating expenses	463	17.0%	406	14.0%	57	14.0%
Property taxes	210	7.7%	127	4.4%	83	65.4%

Cost of operations	1,635	60.1%	1,256	43.3%	379	30.2%

Operating profit before G&A	$1,086	39.9%	1,642	56.7%	(556)	(33.9%)

Depreciation and amortization	962		723		239
Unrealized revenues	101		(19)		120
Net operating income	$2,149	79.0%	$2,346	81.0%	$(197)	(8.4%)
Total revenues in this segment were $2,721,000, down $177,000 or 6%, over the same period last year. Operating profit before G&A was $1,086,000, down $556,000 or 34% from $1,642,000 in the same period last year due to $216,000 of depreciation and $30,000 of operating costs at our spec Chelsea warehouse placed in service in April, a write-off of $118,000 unrealized rent receivable and $34,000 deferred leasing commission related to a tenant that defaulted, and the related lower occupancy. Net operating income in this segment was $2,149,000, down $197,000 or 8% compared to the same period last year.

Mining Royalty Lands Segment Results

	Six months ended June 30
(dollars in thousands)	2025	%	2024	%	Change	%

Mining royalty and rent revenue	$6,843	100.0%	6,194	100.0%	649	10.5%

Depreciation, depletion and amortization	355	5.2%	308	5.0%	47	15.3%
Operating expenses	32	0.5%	33	0.5%	(1)	-3.0
Property taxes	151	2.2%	144	2.3%	7	4.9%

Cost of operations	538	7.9%	485	7.8%	53	10.9%

Operating profit before G&A	$6,305	92.1%	5,709	92.2%	596	10.4%

Depreciation and amortization	355		308		47
Unrealized revenues	289		(229)		518
Net operating income	$6,949	101.5%	$5,788	93.4%	$1,161	20.1%

Total revenues in this segment were $6,843,000, an increase of $649,000 or 10% versus $6,194,000 in the same period last year. Royalty revenues in the prior year were impacted by the deduction of royalties to resolve an $842,000 overpayment which we referenced previously. Through the six months of last year, the tenant withheld $566,000 in royalties otherwise due to the Company. Royalty tons were down 7% primarily due to a decrease at one location that had one-time project specific rail shipments in the prior year. The revenue reduction from the decreased volume was more than offset by increased royalties per ton (up 8.5% excluding the prior year payment deduction) along with the overpayment reduction in the prior year. Total operating profit before G&A in this segment was $6,305,000, an increase of $596,000 versus $5,709,000 in the same period last year. Net operating income in this segment was $6,949,000, up $1,161,000 or 20% compared to the same period last year due to higher revenues and a $518,000 increase in unrealized revenues due to temporarily higher minimum royalty payments at one location which are straight-lined across the life of the lease for GAAP revenue purposes.
Development Segment Results

	Six months ended June 30
(dollars in thousands)	2025	2024	Change

Lease revenue	$601	608	(7)

Depreciation, depletion and amortization	86	85	1
Operating expenses	832	150	682
Property taxes	296	296	—

Cost of operations	1,214	531	683

Operating profit before G&A	$(613)	77	(690)

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2025, we had $153,167,000 of cash and cash equivalents. As of June 30, 2025 we had no debt borrowed under our $35 million Wells Fargo revolver, $449,000 outstanding under letters of credit and $34,551,000 available to borrow under the revolver.
Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six Months Ended June 30,
	2025	2024
Total cash provided by (used for):
Operating activities	$13,172	15,082
Investing activities	1,293	(14,219)
Financing activities	(9,918)	(1,489)
Increase (decrease) in cash and cash equivalents	$4,547	(626)

Outstanding debt at the beginning of the period	178,853	178,705
Outstanding debt at the end of the period	180,371	178,779

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2025 was $13,172,000 versus $15,082,000 in the same period last year. The decrease was primarily due to lower net income, less loss in equity of joint ventures, higher income tax payments, mostly offset by higher accounts payable and accrued liabilities due to the timing of construction in progress payments.
Investing Activities - Net cash provided by investing activities for the six months ended June 30, 2025 was $1,293,000 versus $14,219,000 used in investing activities in the same period last year. The $15.5 million decrease was due to a $3.4 million decrease in investment in properties from winding up the Chelsea warehouse construction combined with a $8.8 million decrease in investments in joint ventures due to lower capital calls and lending activity, partially offset by a $2.7 million increase in return of capital from joint ventures. Return of capital from joint ventures increased primarily due to $5.8 million loan repayment and $1.5 million distribution from BC Realty's third party financing, $1.1 million distributions from our Greenville properties while the prior year included a $5 million return from permanent financing at .408 Jackson and higher residential lot sales.
Financing Activities – Net cash used in financing activities was $9,918,000 versus $1,489,000 in the same period last year due to $11.6 million distribution to noncontrolling interests related to the the planned increase in ownership of our partnerships with Altman Logistics at the construction/stabilization loan closings. Also related to these closings there was $1.4 million paid in debt issuance costs and $2.7 million draws on the loans.

Credit Facilities - On December 22, 2023, the Company entered into a 2023 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $35 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2025, these covenants would have limited our ability to pay dividends to a maximum of $111.0 million combined.
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
On May 30, 2025 the Woven partnership secured a $42.9 million loan with a floating rate equal to SOFR plus 2.85% from Bank of Texas and First Horizon Bank. It is a four-year construction/stabilization loan and includes a one-year conditional extension with principal and interest payments.
On June 16, 2025 the BC Realty partnership refinanced our FRP provided floating rate construction loans on our two office buildings with Symetra Life Insurance Company. This is a 10 year, fully amortizing $10.5M permanent loan, at a fixed interest rate of 6.40%.

Cash Requirements – The Company expects to invest $73 million into our existing real estate holdings and joint ventures during the remainder of 2025 and $153 million beyond 2025 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

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

Pro rata Net Operating Income Reconciliation
Six months ending 6/30/25 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$831	1,086	(2,531)	4,806	(1,934)	2,258
Income tax allocation	255	333	(788)	1,476	(572)	704

Income (loss) before income taxes	1,086	1,419	(3,319)	6,282	(2,506)	2,962

Less:
Unrealized rents	—		—	—		—
Interest income		1,876	1		3,032	4,909
Plus:
Unrealized rents	101	—	14	289	—	404
Professional fees		734	87			821
Equity in loss of joint ventures	—	(156)	4,543	23		4,410
Interest expense	—	—	1,443	—	76	1,519
Depreciation/amortization	962	86	3,930	355		5,333
General and administrative	—	—	—	—	5,462	5,462

Net operating income (loss)	2,149	207	6,697	6,949	—	16,002

NOI of noncontrolling interest			(3,052)			(3,052)
Pro rata NOI from unconsolidated joint ventures		380	5,722			6,102

Pro rata net operating income	$2,149	587	9,367	6,949	—	19,052

Pro-rata Net Operating Income Reconciliation
Six months ended 06/30/24 (in thousands)

	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$805	(1,115)	(2,477)	3,876	2,305	3,394
Income tax allocation	247	(343)	(772)	1,191	993	1,316

Income (loss) before income taxes	1,052	(1,458)	(3,249)	5,067	3,298	4,710

Less:
Unrealized rents	19		9	229		257
Interest income		2,554			3,937	6,491
Plus:						—
Professional fees			15			15
Equity in loss of joint ventures	—	1,782	3,939	22		5,743
Interest expense	—	—	1,652	—	88	1,740
Depreciation/amortization	723	85	3,962	308		5,078
General and administrative	590	2,307	526	620	551	4,594
						—
Net operating income (loss)	2,346	162	6,836	5,788	—	15,132

NOI of noncontrolling interest			(3,111)			(3,111)
Pro-rata NOI from unconsolidated joint ventures		299	5,444			5,743

Pro-rata net operating income	$2,346	461	9,169	5,788	—	17,764

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo and our variable rate construction/stabilization loans.
Applicable margin for borrowings at June 30, 2025 under the Wells Fargo Credit Agreement was Daily simple SOFR plus 2.25%. and under our variable rate construction/stabilization loans was Daily SOFR plus 2.75%.
The Company did not have a material amount of variable rate debt at June 30, 2025, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.
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
As of June 30, 2025, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.
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

FRP Holdings, Inc.

Date: August 8, 2025	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2025
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