Form 10-Q
period 2025-09-30
FRP HOLDINGS, INC.
filed 2025-11-07
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2025
Common Stock, $.10 par value per share	19,115,522 shares

FRP HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2025

Preliminary Note Regarding Forward-Looking Statements.
This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible warehouse/office facilities in the Mid-Atlantic and Florida; multifamily demand in Washington D.C., and Greenville, South Carolina; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; the impact of tariffs on our industrial tenants and construction costs; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

Assets:	September 30 2025	December 31 2024
Real estate investments at cost:
Land	$180,121	168,943
Buildings and improvements	308,807	283,421
Projects under construction	29,548	32,770
Total investments in properties	518,476	485,134
Less accumulated depreciation and depletion	85,746	77,695
Net investments in properties	432,730	407,439

Real estate held for investment, at cost	12,484	11,722
Investments in joint ventures	143,298	153,899
Net real estate investments	588,512	573,060

Cash and cash equivalents	134,853	148,620
Cash held in escrow	966	1,315
Accounts receivable, net	1,560	1,352
Federal and state income taxes receivable	961	—
Unrealized rents	1,262	1,380
Deferred costs	2,509	2,136
Other assets	637	622
Total assets	$731,260	728,485

Liabilities:
Secured notes payable	$185,338	178,853
Accounts payable and accrued liabilities	9,365	6,026
Other liabilities	1,487	1,487
Federal and state income taxes payable	—	611
Deferred revenue	2,973	2,437
Deferred income taxes	67,655	67,688
Deferred compensation	1,508	1,465
Tenant security deposits	738	805
Total liabilities	269,064	259,372

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,109,234 and 19,046,894 shares issued and outstanding, respectively	1,911	1,905
Capital in excess of par value	70,558	68,876
Retained earnings	355,217	352,267
Accumulated other comprehensive income, net	32	55
Total shareholders’ equity	427,718	423,103
Noncontrolling interests	34,478	46,010
Total equity	462,196	469,113
Total liabilities and equity	$731,260	728,485
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
Revenues:
Lease revenue	$7,086	7,434	$21,399	21,850
Mining royalty and rents	3,689	3,199	10,532	9,393
Total revenues	10,775	10,633	31,931	31,243

Cost of operations:
Depreciation/depletion/amortization	2,825	2,551	8,158	7,629
Operating expenses	3,304	1,860	7,743	5,429
Property taxes	955	850	2,895	2,517
General and administrative	2,328	2,289	7,790	6,883
Total cost of operations	9,412	7,550	26,586	22,458

Total operating profit	1,363	3,083	5,345	8,785

Net investment income	2,369	2,304	7,278	8,795
Interest expense	(739)	(742)	(2,258)	(2,482)
Equity in loss of joint ventures	(2,225)	(2,839)	(6,635)	(8,582)
Income before income taxes	768	1,806	3,730	6,516
Provision for income taxes	203	427	907	1,743

Net income	565	1,379	2,823	4,773
Income (loss) attributable to noncontrolling interest	(97)	18	(127)	67
Net income attributable to the Company	$662	1,361	$2,950	4,706

Earnings per common share (1):
Net income attributable to the Company-
Basic	$.03	.07	$.16	.25
Diluted	$.03	.07	$.16	.25

Number of shares (in thousands) used in computing (1):
-basic earnings per common share	18,976	18,887	18,963	18,877
-diluted earnings per common share	19,026	18,972	19,023	18,967
(1)Adjusted for the 2 for 1 stock split that occurred in April 2024
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30,
	2025	2024	2025	2024
Net income	$565	1,379	$2,823	4,773
Other comprehensive income (loss) net of tax:
Unrealized gain on investments, net of income tax effect of $0, $21, $0 and $21	—	66	—	68
Minimum pension liability, net of income tax effect of $(2), $(2), $(8) and $(8)	(8)	(8)	(23)	(23)
Comprehensive income	$557	1,437	$2,800	4,818

Less comp. income (loss) attributable to noncontrolling interests	(97)	18	(127)	67

Comprehensive income attributable to the Company	$654	1,419	$2,927	4,751
See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In thousands) (Unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$2,823	4,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,627	7,840
Deferred income taxes	(33)	(1,100)
Equity in loss of joint ventures	6,635	8,582
Gain on sale of equipment and property	(16)	(27)
Stock-based compensation	1,688	1,613
Net changes in operating assets and liabilities:
Accounts receivable	(208)	(780)
Deferred costs and other assets	(543)	552
Accounts payable and accrued liabilities	3,875	(806)
Income taxes payable and receivable	(1,572)	789
Other long-term liabilities	(24)	(32)
Net cash provided by operating activities	21,252	21,404

Cash flows from investing activities:
Investments in properties	(34,154)	(47,089)
Investments in joint ventures	(15,227)	(14,219)
Return of capital from investments in joint ventures	19,190	14,428
Proceeds from the equipment and property	16	27
Cash held in escrow	349	(121)
Net cash used in investing activities	(29,826)	(46,974)

Cash flows from financing activities:
Proceeds from long-term debt	7,591	—
Debt issue costs	(1,379)	—
Distributions to noncontrolling interests	(12,613)	(2,406)
Contributions from noncontrolling interests	1,208	15,102
Net cash (used in) provided by financing activities	(5,193)	12,696

Net decrease in cash and cash equivalents	(13,767)	(12,874)
Cash and cash equivalents at beginning of year	148,620	157,555
Cash and cash equivalents at end of the period	$134,853	144,681

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,124	$2,459
Income taxes	2,471	2,067
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp- rehensive Income (loss), net	Total Share holders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2025	19,109,234	$1,911	$70,196	$354,555	$40	$426,702	$34,712	$461,414
Stock option grant compensation	—	—	39	—	—	39	—	39
Restricted stock compensation	—	—	323	—	—	323	—	323
Net income (loss)	—	—	—	662	—	662	(97)	565
Contributions from partner	—	—	—	—	—	—	920	920
Distributions to partners	—	—	—	—	—	—	(1,057)	(1,057)
Minimum pension liability,net	—	—	—	—	(8)	(8)	—	(8)
Balance at September 30, 2025	19,109,234	$1,911	$70,558	$355,217	$32	$427,718	$34,478	$462,196

Balance at December 31, 2024	19,046,894	$1,905	$68,876	$352,267	$55	$423,103	$46,010	$469,113
Stock option grant compensation	—	—	116	—	—	116	—	116
Restricted stock compensation	—	—	972	—	—	972	—	972
Shares granted to Directors	21,900	2	598	—	—	600		600
Restricted stock award	40,440	4	(4)	—	—	—	—	—
Net income (loss)	—	—	—	2,950	—	2,950	(127)	2,823
Contributions from partner	—	—	—	—	—	—	1,208	1,208
Distributions to partners	—	—	—	—	—	—	(12,613)	(12,613)
Minimum pension liability,net	—	—	—	—	(23)	(23)	—	(23)
Balance at September 30, 2025	19,109,234	$1,911	$70,558	$355,217	$32	$427,718	$34,478	$462,196

Balance at June 30, 2024	19,030,474	$1,903	$67,980	$349,227	$22	$419,132	$32,016	$451,148
Stock option grant compensation	—	—	19	—	—	19	—	19
Restricted stock compensation	—	—	314	—	—	314	—	314
Net income	—	—	—	1,361	—	1,361	18	1,379
Contributions from partner	—	—	—	—	—	—	15,102	15,102
Distributions to partners	—	—	—	—	—	—	(917)	(917)
Minimum pension liability, net	—	—	—	—	(8)	(8)		(8)
Unrealized gains on investment, net	—	—	—	—	66	66	—	66
Balance at September 30, 2024	19,030,474	$1,903	$68,313	$350,588	$80	$420,884	$46,219	$467,103

Balance at December 31, 2023	18,968,448	$1,897	$66,706	$345,882	$35	$414,520	$33,456	$447,976
Stock option grant compensation	—	—	58	—	—	58	—	58
Restricted stock compensation	—	—	955	—	—	955	—	955
Shares granted to Directors	19,356	2	598	—	—	600		600
Restricted stock award	42,670	4	(4)	—	—	—	—	—
Net income	—	—	—	4,706	—	4,706	67	4,773
Contributions from partner	—	—	—	—	—	—	15,102	15,102
Distributions to partners	—	—	—	—	—	—	(2,406)	(2,406)
Minimum pension liability, net	—	—	—	—	(23)	(23)	—	(23)
Unrealized gains on investment, net	—	—	—	—	68	68	—	68
Balance at September 30, 2024	19,030,474	$1,903	$68,313	$350,588	$80	$420,884	$46,219	$467,103

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. inclusive of our wholly owned operating real estate subsidiaries, FRP Development Corp., Florida Rock Properties, Inc., and consolidated partnerships Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, Davie Logistics Park Venture, LLC, and Camp Lake Venture IA, LLC. Investments in real estate joint ventures not controlled by the Company are accounted for under the equity or cost method of accounting as appropriate (See Note 10). Our ownership of Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Lakeland Logistics Park Venture, LLC, Davie Logistics Park Venture, LLC and Camp Lake Venture IA, LLC includes a noncontrolling interest representing the ownership of our partners.
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2024.
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

In July 2025, H.R. 1 (referred to as the "One Big Beautiful Bill Act") was signed into law. The comprehensive legislative package contains, among other topics, significant tax law changes and regulatory compliance updates, with various effective dates, including provisions related to limitations of interest expense deductions and the reinstatement of bonus depreciation for qualified property. These provisions of the One Big Beautiful Bill Act have had a positive impact on our current income taxes beginning in the third quarter of 2025, and we continue to evaluate the anticipated impacts to our financial position, results of operations, and/or cash flows on a go-forward basis.

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

Our Mining Royalty Lands Segment owns several properties totaling approximately 16,640 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.

Through our Development Segment, we own and are continuously assessing the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will acquire or form joint ventures on new land for development not previously owned by the Company. Three of our joint ventures in the segment, Lakeland Logistics Park Venture, LLC ("Lakeland"), Davie Logistics Park Venture, LLC ("Davie"), and Camp Lake Venture IA ("Camp Lake", LLC are consolidated.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Industrial and commercial	$1,229	1,455	$3,950	4,353
Mining royalty lands	3,689	3,199	10,532	9,393
Development	301	297	902	905
Multifamily	5,556	5,682	16,547	16,592
	$10,775	10,633	$31,931	31,243

Operating profit (loss):
Before general and administrative expenses:
Industrial and commercial	$341	842	$1,427	2,484
Mining royalty lands	3,384	2,946	9,689	8,655
Development	(1,189)	25	(1,802)	102
Multifamily	1,155	1,559	3,821	4,427
Operating profit before G&A	3,691	5,372	13,135	15,668
Total general and administrative expenses	2,328	2,289	7,790	6,883
	$1,363	3,083	$5,345	8,785

Interest expense	$739	$742	$2,258	2,482
Depreciation, depletion and amortization:
Industrial and commercial	$567	360	$1,529	1,083
Mining royalty lands	213	163	568	471
Development	43	43	129	128
Multifamily	2,002	1,985	5,932	5,947
	$2,825	2,551	$8,158	7,629
Capital expenditures:
Industrial and commercial	$129	235	$267	628
Mining royalty lands	297	18	525	60
Development	24,523	34,265	32,697	46,146
Multifamily	44	53	665	255
	$24,993	34,571	$34,154	47,089

Identifiable net assets	September 30, 2025	December 31, 2024

Industrial and commercial	$62,534	37,527
Mining royalty lands	47,828	47,527
Development	149,038	144,832
Multifamily	333,268	347,172
Cash items	135,819	149,935
Unallocated corporate assets	2,773	1,492
	$731,260	728,485
(4) Long-Term Debt.
The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Variable rate construction/stabilization loans	7,591	—
Unamortized debt issuance costs	(2,323)	(1,217)
Credit agreement	—	—
	$185,338	178,853
On July 21, 2025, the Company entered into a 2025 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective July 21, 2025. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated December 22, 2023. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of September 30, 2025, there was no debt outstanding on this revolver, $449,000 outstanding under letters of credit and $49,551,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate would have been 6.41% on September 30, 2025. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of September 30, 2025, these covenants would have limited our ability to pay dividends to a maximum of $93.0 million combined.
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

On March 13, 2025 the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. The applicable rate at September 30, 2025 was 6.90%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.25%.

On July 23, 2025 the Camp Lake partnership secured a $33.0 million loan at SOFR plus 2.75% from Pinnacle Bank. It is a three-year construction/stabilization loan with 2 one-year conditional extensions.
Debt cost amortization of $113,000 and $45,000 was recorded during the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024 the Company capitalized interest costs of $711,000 and $705,000, respectively. During the nine months ended September 30, 2025 and 2024 the Company capitalized interest costs of $2,070,000 and $1,855,000, respectively. Debt cost amortization of $296,000 and $134,000 was recorded during the nine months ended September 30, 2025 and 2024, respectively.
The Company was in compliance with all debt covenants as of September 30, 2025.
(5) Earnings per Share.
The following details the computations of the basic and diluted earnings per common share as adjusted for the 2 for 1 stock split that occurred in April 2024 (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2025	2024	2025	2024

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	18,976	18,887	18,963	18,877

Common shares issuable under share-based payment plans which are potentially dilutive	50	85	60	90

Common shares used for diluted earnings per common share	19,026	18,972	19,023	18,967

Net income attributable to the Company	$662	1,361	$2,950	4,706

Earnings per common share:
-basic	$.03	.07	$.16	.25
-diluted	$.03	.07	$.16	.25
For the nine months ended September 30, 2025, the Company had 73,905 shares of stock options outstanding which were not used in the calculation above because the effect would have been anti-dilutive.

(6) Stock-Based Compensation Plans.
The Company has two Stock Option Plans (the 2006 Stock Incentive Plan and the 2016 Equity Incentive Option Plan) under which stock options, restricted stock, and stock awards were granted to directors, officers and key employees. The 2016 plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 472,512 at September 30, 2025.
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
The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock option grants	$39	$19	$116	$58
Restricted stock awards	323	314	972	955
Annual director stock award	—	—	600	600
	$362	$333	$1,688	$1,613

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Outstanding at January 1, 2025	142,990	$23.35	3.3	$1,281
Time-based awards granted	12,005	30.63		150
Performance-based awards granted	20,010	30.63		250
Outstanding at September 30, 2025	175,005	$24.68	2.8	$1,681

Exercisable at September 30, 2025	113,510	$21.24	2.2	$918

Vested during six months ended September 30, 2025	—			$—
The aggregate intrinsic value of exercisable in-the-money options was $375,000 and the aggregate intrinsic value of outstanding in-the-money options was $375,000 based on the market closing price of $24.36 on September 30, 2025 less exercise prices.
The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2025 was $506,000, which is expected to be recognized over a weighted-average period of 3.4 years.
A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at January 1, 2025	102,678	$28.44	2.7	$2,920
Time-based awards granted	15,344	30.63		470
Performance-based awards granted	25,096	30.72		771
Vested	(10,432)	27.99		(292)
Non-vested at September 30, 2025	132,686	$29.16	2.4	$3,869
Total unrecognized compensation cost of restricted stock granted but not yet vested as of September 30, 2025 was $2,504,000 which is expected to be recognized over a weighted-average period of 2.8 years.
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
As of September 30, 2025, there was $449,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
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
(8) Concentrations.
The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 25.8% of the Company’s consolidated revenues during the nine months ended September 30, 2025, and $761,000 of accounts receivable at September 30, 2025. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.
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
The fair values of the Company’s fixed rate mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2025, the carrying amount and fair value of such other long-term debt was $180,070,000 and $148,080,000, respectively. At December 31, 2024, the carrying amount and fair value of such other long-term debt was $180,070,000 and $141,302,000, respectively.
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
The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of September 30, 2025
Brooksville Quarry, LLC	50.00%	$7,541	14,489	(72)	(36)
BC FRP Realty, LLC	50.00%	4,865	23,647	518	259
Buzzard Point Sponsor, LLC	50.00%	2,536	5,072	—	—
Bryant Street Partnerships	72.08%	60,938	188,200	(5,111)	(4,058)
Lending ventures		13,749	10,339	—	—
Estero Partnership	16.00%	6,971	55,257	—	—
The Verge Partnership	61.37%	34,922	122,840	(3,127)	(1,919)
Greenville Partnerships	56.52%	11,776	108,044	(2,203)	(881)
Total		$143,298	527,888	(9,995)	(6,635)

The major classes of assets, liabilities and equity of the Company’s Investments in unconsolidated Joint Ventures as of September 30, 2025 are summarized in the following two tables (in thousands):

	As of September 30, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	175,779	48,532	120,932	103,252	$448,495
Cash and restricted cash	0	4,071	6,725	1,509	4,597	16,902
Unrealized rents & receivables	0	6,956	0	217	76	7,249
Deferred costs	5,072	1,394	0	182	119	6,767
Total Assets	$5,072	188,200	55,257	122,840	108,044	$479,413

Secured notes payable	$0	108,512	8,000	68,434	80,034	$264,980
Other liabilities	0	2,570	427	1,085	5,016	9,098
Capital – FRP	2,536	58,338	6,828	32,648	10,898	111,248
Capital – Third Parties	2,536	18,780	40,002	20,673	12,096	94,087
Total Liabilities and Capital	$5,072	188,200	55,257	122,840	108,044	$479,413

	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,351	21,467	10,339	448,495	$494,652
Cash and restricted cash	136	1,317	0	16,902	18,355
Unrealized rents & receivables	0	483	0	7,249	7,732
Deferred costs	2	380	0	6,767	7,149
Total Assets	$14,489	23,647	10,339	479,413	$527,888

Secured notes payable	$0	13,878	(3,596)	264,980	$275,262
Other liabilities	65	285	187	9,098	9,635
Capital – FRP	7,541	4,742	13,748	111,248	137,279
Capital – Third Parties	6,883	4,742	0	94,087	105,712
Total Liabilities and Capital	$14,489	23,647	10,339	479,413	$527,888
The Company’s capital recorded by the unconsolidated Joint Ventures is $6,019,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.
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
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(35,589,000) and $(30,513,000) as of September 30, 2025 and December 31, 2024, respectively.
The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV	Bryant Street Partnerships Total JV	Bryant Street Partnerships Company Share	Bryant Street Partnerships Company Share
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Lease revenue	12,362	11,814	8,911	8,510

Depreciation and amortization	5,211	5,139	3,756	3,702
Operating expenses	4,472	4,394	3,229	3,165
Property taxes	1,041	1,051	749	757
Cost of operations	10,724	10,584	7,734	7,624

Total operating profit	1,638	1,230	1,177	886
Interest expense	(6,749)	(7,978)	(5,235)	(5,855)

Net loss before tax	$(5,111)	$(6,748)	$(4,058)	$(4,969)
Interest expense for the nine months ended September 30, 2025 and 2024 for the the Company share includes $372,000 loan guarantee expense.

The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville Partnerships Total JV	Greenville Partnerships Total JV	Greenville Partnerships Company Share	Greenville Partnerships Company Share
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Lease revenue	7,893	7,276	3,157	2,910

Depreciation and amortization	2,636	2,625	1,055	1,050
Operating expenses	2,142	1,958	856	782
Property taxes	1,468	1,129	587	452
Cost of operations	6,246	5,712	2,498	2,284

Total operating profit	1,647	1,564	659	626
Interest expense	(3,850)	(3,509)	(1,540)	(1,404)

Net loss before tax	$(2,203)	$(1,945)	$(881)	$(778)
The income statements of The Verge Partnership are as follows (in thousands):

	The Verge Partnership Total JV	The Verge Partnership Total JV	The Verge Partnership Company Share	The Verge Partnership Company Share
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Lease revenue	6,774	6,116	4,157	3,753

Depreciation and amortization	3,190	3,250	1,957	1,995
Operating expenses	2,402	2,301	1,475	1,411
Property taxes	1,008	743	618	456
Cost of operations	6,600	6,294	4,050	3,862

Total operating profit/(loss)	174	(178)	107	(109)
Interest expense	(3,301)	(3,791)	(2,026)	(2,327)

Net loss before tax	$(3,127)	$(3,969)	$(1,919)	$(2,436)

(11) Subsequent Events.
On October 21, 2025, subsequent to quarters end, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. Altman Logistics held minority interests in a portfolio of institutional-grade industrial assets under various stages of development (including the Company’s industrial developments in Lakeland and Broward County, FL) as well as a contract for the purchase of an industrial land parcel.

The purchase price was $33.5 million, which included a $10.0 million reimbursement to Altman for the assignment of a bank account held by a special purpose entity that is the guarantor for approximately $49.0 million on $121.8 million in construction debt. As a result, the net cash requirement was $23.5 million. At closing, $45.3 million of the $121.8 million in total construction financing had been drawn, resulting in a $5.2 million share of debt attributable to the Company. In addition, the Company expects to record additional liabilities related to employee compensation tied to promote participation upon stabilization and sale of the projects.

The following table details the projects purchased and the square feet (SF) of the warehouses:

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Substantial completion Q4 2025
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Substantial completion Q4 2025
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Substantial completion Q1 2026
Lakeland, FL	8161 State Rd. 33	201,420	10% (2)	Substantial completion Q2 2026
Davie, FL	6900 W. State Rd 84	182,773	20% (2)	Substantial completion Q2 2026
		1,287,476

Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617		Land acquisition contract 2026

(1)General Partner investment, distributions will be based upon waterfall model.
(2)FRP already owns the remaining portion.

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
The following discussion includes non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed are operating profit before G&A and pro rata net operating income (NOI), adjusted pro rata net operating income, and adjusted net income. The Company uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measure” below in this quarterly report for a more detailed discussion, including reconciliations of this non-GAAP financial measure to its most directly comparable GAAP financial measure.
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
Multifamily Segment.
As of September 30, 2025, the Multifamily segment included six stabilized joint ventures which own and manage apartment buildings and any associated retail. These assets create revenue and cash flows through tenant rental payments and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 - 15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The six multifamily properties are as follows:

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
As of September 30, 2025, the Industrial and Commercial Segment includes five commercial properties owned by the Company in fee simple as follows:
1)34 Loveton Circle in suburban Baltimore County, MD consists of one office building totaling 33,708 square feet which is 59.3% occupied (25% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.
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
Mining Royalty Lands Segment.
Our Mining Royalty Lands segment owns several properties comprising approximately 16,640 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell sand and stone deposits from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the sand and stone deposits on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the year ended December 31, 2024, aggregate royalty tons sold were 9.6 million.

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
At September 30, 2025, this segment owned the following future development parcels:
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
Development Segment - Significant Investment Lands Inventory:

Location	Approx. Acreage	Status	NBV
Riverfront on the Anacostia Phases III-IV	2.25	Conceptual design program ongoing	$8,722,000
Hampstead Trade Center, MD	118	Seeking PUD in preparation for sale	$12,484,000
Square 664E, on the Anacostia River in DC	2.1	Under lease to Vulcan Materials as a concrete batch plant through 2026	$7,076,000
Total	122.4		$28,282,000

Development Segment - Investments in Joint Ventures
The third leg of our Development Segment consists of investments in joint ventures for properties in development. The Company has investments in joint ventures, primarily with other real estate developers which are summarized below:

Property	JV Partner	Status	% Ownership
Brooksville Quarry, LLC near Brooksville, FL	Vulcan Materials Company	Future planned residential development of 4,280 acres which are currently subject to mining lease	50%
BC FRP Realty, LLC for 35 acres in Maryland	St John Properties	100,030 square-foot, multi-building business park in lease-up and predevelopment activities for 153 rental townhomes, 4 retail pad sites, and an assisted living pad site	50%
Aberdeen Overlook residential development in Harford County, MD		$31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sale	Financing
Estero, FL	Woodfield Development	Pre-development activities for a mixed-use project with 596 multifamily units, 70,000 square feet of commercial space, 40,000 square feet of office space and a boutique 170-key hotel	16%
FRP/MRP Buzzard Point Sponsor, LLC	MRP Realty	Pre-development activities for first phase of property owned by Steuart Investment Company (SIC) under a Contribution and Pre-Development Agreement between this partnership and SIC	50%
Villages of West Greenville, Woven property in Greensville, SC	Woodfield Development	Pre-development activities for a mixed-use project with approximately 214 multifamily units and 13,500 square feet of retail space	65%
Lakeland, FL	Altman Logistics	Construction commenced second quarter 2025 on a 201,420 square foot class A warehouse	90%
Broward County, FL	Altman Logistics	Construction commenced second quarter 2025 on 182,773 square feet of industrial product	80%
Lake County, FL	Strategic Real Estate Partners ("SREP")	Construction commenced third quarter 2025 on the first building of 377,892 square feet of industrial product	95%

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are not consolidated and are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of September 30, 2025
Brooksville Quarry, LLC	50.00%	$7,541	7,245	—	(36)
BC FRP Realty, LLC	50.00%	4,865	11,824	6,939	259
Buzzard Point Sponsor, LLC	50.00%	2,536	2,536	—	—
Bryant Street Partnerships	72.08%	60,938	135,645	78,210	(4,058)
Lending ventures	100.00%	13,749	10,339	(1,798)	—
Greenville Woven	64.85%	10,192	11,763	—	—
Estero Partnership	16.00%	6,971	8,841	1,280	—
The Verge Partnership	61.37%	34,922	75,387	41,998	(1,919)
Greenville Partnerships	40.00%	1,584	35,962	32,014	(881)
Total		$143,298	299,542	158,643	(6,635)

The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of September 30, 2025 are summarized in the following two tables (in thousands):

	As of September 30, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	175,779	48,532	120,932	103,252	$448,495
Cash and restricted cash	0	4,071	6,725	1,509	4,597	16,902
Unrealized rents & receivables	0	6,956	0	217	76	7,249
Deferred costs	5,072	1,394	0	182	119	6,767
Total Assets	$5,072	188,200	55,257	122,840	108,044	$479,413

Secured notes payable	$0	108,512	8,000	68,434	80,034	$264,980
Other liabilities	0	2,570	427	1,085	5,016	9,098
Capital – FRP	2,536	58,338	6,828	32,648	10,898	111,248
Capital – Third Parties	2,536	18,780	40,002	20,673	12,096	94,087
Total Liabilities and Capital	$5,072	188,200	55,257	122,840	108,044	$479,413

	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$14,351	21,467	10,339	448,495	$494,652
Cash and restricted cash	136	1,317	0	16,902	18,355
Unrealized rents & receivables	0	483	0	7,249	7,732
Deferred costs	2	380	0	6,767	7,149
Total Assets	$14,489	23,647	10,339	479,413	$527,888

Secured notes payable	$0	13,878	(3,596)	264,980	$275,262
Other liabilities	65	285	187	9,098	9,635
Capital – FRP	7,541	4,742	13,748	111,248	137,279
Capital – Third Parties	6,883	4,742	0	94,087	105,712
Total Liabilities and Capital	$14,489	23,647	10,339	479,413	$527,888

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of September 30, 2025:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$333,268	62,534	47,828	149,038	138,592	$731,260
Investments in unconsolidated joint ventures	(97,444)		(7,541)	(38,313)		(143,298)
Company's share of assets in unconsolidated joint ventures	246,994		7,245	45,303		299,542
Noncontrolling interest in consolidated assets	(106,971)			(9,041)	(1,931)	(117,943)
Pro rata assets	$375,847	62,534	47,532	146,987	136,661	$769,561

Consolidated secured notes payable	178,964			6,374		185,338
Company's share of debt in unconsolidated joint ventures	152,222			6,421		158,643
Noncontrolling interest in consolidated debt	(81,390)			(1,324)		(82,714)
Pro rata debt	$249,796	—	—	11,471	—	$261,267

Pro rata assets less debt	$126,051	62,534	47,532	135,516	136,661	$508,294
Deferred income taxes						(67,655)
Other liabilities and noncontrolling interest adjustment						(12,921)
Consolidated shareholder's equity						$427,718

Third Quarter Highlights and Recent Developments
•51% decrease in Net Income ($0.7 million vs $1.4 million) due largely to expenses related to the Altman Logistics platform acquisition ($1.3 million) partially offset by higher mining royalties and improved results in Equity in Loss of Joint Ventures (excluding the Altman acquisition expenses, adjusted Net Income was up $0.3 million).
•16% decrease in pro rata NOI ($9.5 million vs $11.3 million) primarily due to a non-recurring $1.9 million minimum royalty payment in last year's third quarter. This one-time, catch-up payment applied to the prior twenty-four months when the tenant failed to meet a production requirement contained in the lease. The revenue from this payment was straight-lined over the life of the lease. Excluding the $1.9 million payment in last year, adjusted pro rata NOI was up $0.1 million this quarter versus last year's same quarter.
•3% decrease in the Multifamily segment’s pro rata NOI primarily due to lower NOI at the Maren from higher uncollectable revenue along with higher operating costs and property taxes.
•25% decrease in Industrial and Commercial segment NOI primarily due to vacancies from an eviction of one tenant and lease expirations.
•26% decrease in Mining Royalty Lands segment NOI from the aforementioned $1.9 million minimum royalty payment in the third quarter of 2024. Excluding the $1.9 million payment in last year, adjusted pro rata NOI was up $0.5 million or 16% this quarter versus last year's same quarter.
•Entered into a joint venture agreement with Strategic Real Estate Partners ("SREP"), a private real estate development firm which specializes in industrial real estate development, to develop 377,892 square feet in two warehouses in Lake County, Florida near Orlando, with options for investment in additional industrial warehouses on adjacent properties in the future.
•Subsequent to the end of the quarter, on October 21, 2025, the Company acquired the business operations and development pipeline of Altman Logistics Property, LLC, including two projects already majority-owned by FRP Holdings as well as minority interests in a portfolio of institutional grade assets under development.

Executive Summary and Analysis
Results for the first nine months were in line with the expectations we outlined earlier this year. Net income is down for this calendar year primarily due to legal expenses associated with our recently announced acquisition of Altman Logistics. On an NOI basis, year-to-date results trailed our 2024 performance primarily due to the one-time $1.9 million catch-up payment received in the third quarter of last year.

Looking forward to next quarter and beyond, we are focused on laying the foundation for long-term earnings and NOI growth. Leasing and occupying the industrial and commercial vacancies accumulated over the past year will be key drivers of both these metrics. Over the next five years, though, our most significant growth will come from executing on projects within our development pipeline. This includes advancing development entitlements in Maryland to ensure these projects are shovel-ready in 2026, continuing to deliver on our active developments in Florida and South Carolina, and filling the newly developed spaces with tenants.

Essential to any discussion of future growth for the Company is our acquisition of Altman Logistics, which closed subsequent to the end of the quarter. Altman was the Company’s partner on our first two industrial joint venture in Florida. This transaction is an important step toward scaling the Company and expanding beyond our traditional in-house development footprint into key growth markets, especially Florida and New Jersey. The additional cashflows generated from the future sale of our minority interests acquired in the Altman transaction will help fuel our newly expanded development platform. This combination will be the driver for the Company’s next decade of growth.
Comparative Results of Operations for the three months ended September 30, 2025 and 2024
Consolidated Results

(dollars in thousands)	Three Months Ended September 30,
	2025	2024	Change	%
Revenues:
Lease revenue	$7,086	7,434	$(348)	-4.7%
Mining royalty and rents	3,689	3,199	490	15.3%
Total revenues	10,775	10,633	142	1.3%

Cost of operations:
Depreciation, depletion and amortization	2,825	2,551	274	10.7%
Operating expenses	3,304	1,860	1,444	77.6%
Property taxes	955	850	105	12.4%
General and administrative	2,328	2,289	39	1.7%
Total cost of operations	9,412	7,550	1,862	24.7%

Total operating profit	1,363	3,083	(1,720)	-55.8%

Net investment income	2,369	2,304	65	2.8%
Interest expense	(739)	(742)	3	-.4%
Equity in loss of joint ventures	(2,225)	(2,839)	614	-21.6%
Income before income taxes	768	1,806	(1,038)	-57.5%
Provision for income taxes	203	427	(224)	-52.5%

Net income	565	1,379	(814)	-59.0%
Income (loss) attributable to noncontrolling interest	(97)	18	(115)	-638.9%
Net income attributable to the Company	$662	1,361	$(699)	-51.4%

Net income for the third quarter of 2025 was $662,000 or $.03 per share versus $1,361,000 or $.07 per share in the same period last year. Excluding the Altman acquisition expenses, adjusted Net Income was up $281,000 . Pro rata NOI for the third quarter of 2025 was $9,523,000 versus $11,272,000 in the same period last year. Excluding the $1.9 million payment in last year, adjusted pro rata NOI was up $104,000 this quarter versus last year's same quarter. The third quarter of 2025 was impacted by the following items:
•Operating profit decreased $1,720,000 primarily due to $1,281,000 of expenses related to the Altman Logistics platform acquisition. The pro rata operating profit of the Multifamily segment increased however the consolidated portion of the Multifamily segment (Dock/Maren) decreased $404,000 due to uncollectable revenue and higher operating expenses and property taxes. The Industrial and Commercial segment operating profit declined $501,000 due to $207,000 higher depreciation from completion of our new Chelsea warehouse along with lower occupancy due to a tenant default and non-renewing leases. Mining Royalty Land's segment operating profit increased $438,000 due to higher royalty tons and revenues less related depletion.
•Net investment income increased $65,000 because of higher income from our lending ventures ($465,000) mostly offset by reduced earnings on cash equivalents ($400,000).
•Equity in loss of Joint Ventures improved $614,000 due to improved results of our unconsolidated joint ventures. Results improved at Bryant Street ($255,000) and BC Realty ($401,000) both due to higher revenues and lower variable rate interest expense.
•Pro rata NOI decreased $1,749,000 primarily due to the same quarter last year including a catch-up, minimum royalty payment of $1.9 million that applied to the prior twenty-four months as the tenant failed to meet a production requirement contained in the lease. This revenue was straight-lined over the life of the lease. Excluding the $1.9 million payment in last year, adjusted pro rata NOI was up $104,000 this quarter versus last year's same quarter.
Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)

	Three months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$8,466	100.0%	8,226	100.0%	240	2.9%

Depreciation and amortization	3,347	39.5%	3,353	40.8%	(6)	-.2%
Operating expenses	2,842	33.6%	2,841	34.5%	1	—%
Property taxes	1,021	12.1%	865	10.5%	156	18.0%

Cost of operations	7,210	85.2%	7,059	85.8%	151	2.1%

Operating profit before G&A	$1,256	14.8%	1,167	14.2%	89	7.6%

Depreciation and amortization	3,347		3,353		(6)
Unrealized rents & other	(33)		202		(235)
Net operating income	$4,570	54.0%	4,722	57.4%	(152)	-3.2%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $4,570,000, down $152,000 or 3% compared to $4,722,000 in the same quarter last year. Most of this decrease was from $177,000 lower NOI at the Maren due to increased uncollectable revenue along with higher operating costs and property taxes.

Apartment Building	Units	Pro rata NOI Q3 2025	Pro rata NOI Q3 2024	Avg. Occupancy Q3 2025	Avg. Occupancy Q3 2024	Renewal Success Rate Q3 2025	Renewal % increase Q3 2025

Dock 79 Anacostia DC	305	$938,000	$964,000	93.8%	94.0%	68.1%	2.8%
Maren Anacostia DC	264	$796,000	$973,000	94.1%	94.9%	56.5%	2.7%
Riverside Greenville	200	$213,000	$243,000	92.0%	94.0%	55.6%	4.9%
Bryant Street DC	487	$1,649,000	$1,537,000	93.4%	91.5%	67.2%	2.7%
.408 Jackson Greenville	227	$358,000	$362,000	92.5%	94.5%	59.1%	3.1%
Verge Anacostia DC	344	$616,000	$643,000	92.0%	90.1%	64.8%	1.9%
Multifamily Segment	1,827	$4,570,000	$4,722,000	93.0%	92.8%
Multifamily Segment (Consolidated - Dock 79 & The Maren)

	Three months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$5,556	100.0%	5,682	100.0%	(126)	-2.2%

Depreciation and amortization	2,002	36.1%	1,985	35.0%	17	.9%
Operating expenses	1,763	31.7%	1,573	27.7%	190	12.1%
Property taxes	636	11.4%	565	9.9%	71	12.6%

Cost of operations	4,401	79.2%	4,123	72.6%	278	6.7%

Operating profit before G&A	$1,155	20.8%	1,559	27.4%	(404)	-25.9%

Total revenues for our two consolidated joint ventures were $5,556,000, a decrease of $126,000 versus $5,682,000 in the same period last year. Total operating profit before G&A for the consolidated joint ventures was $1,155,000, a decrease of $404,000, or 26% versus $1,559,000 in the same period last year primarily due to increased uncollectable revenue along with higher operating costs and property taxes at the Maren.

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

	Three months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$5,440	100.0%	5,129	100.0%	311	6.1%

Depreciation and amortization	2,250	41.4%	2,265	44.2%	(15)	-.7%
Operating expenses	1,894	34.8%	1,985	38.7%	(91)	-4.6%
Property taxes	675	12.4%	557	10.9%	118	21.2%

Cost of operations	4,819	88.6%	4,807	93.7%	12	.2%

Operating profit before G&A	$621	11.4%	322	6.3%	299	92.9%
For our four unconsolidated joint ventures, pro rata revenues were $5,440,000, an increase of $311,000 or 6% compared to $5,129,000 in the same period last year. Pro rata operating profit before G&A was $621,000, an increase of $299,000 or 93% versus $322,000 in the same period last year. The increase was due to improved occupancy at The Verge and Bryant Street and higher revenues at .408 Jackson.
Industrial and Commercial Segment

	Three months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$1,229	100.0%	1,455	100.0%	(226)	(15.5%)

Depreciation and amortization	567	46.2%	360	24.7%	207	57.5%
Operating expenses	224	18.2%	185	12.7%	39	21.1%
Property taxes	97	7.9%	68	4.7%	29	42.6%

Cost of operations	888	72.3%	613	42.1%	275	44.9%

Operating profit before G&A	$341	27.7%	842	57.9%	(501)	(59.5%)

Depreciation and amortization	567		360		207
Unrealized revenues	(4)		7		(11)
Net operating income	$904	73.6%	$1,209	83.1%	$(305)	(25.2%)
Shell construction on our 258,279 square foot spec warehouse project in Aberdeen, MD on Chelsea Road was completed effective April 1, 2025 and is in the lease-up phase. We have ten buildings in service at four different locations totaling 773,356 square feet of industrial and 33,708 square feet of office of which 48.6% was leased and occupied at September 30, 2025. Excluding Chelsea these assets were 72.4% leased and occupied during the quarter compared to 95.6% leased and occupied during the same quarter last year primarily due to an eviction for failure to pay rent by one tenant and lease expirations. Total revenues in this segment were $1,229,000, down $226,000 or 16%, over the same period last year. Operating profit before G&A was $341,000, down $501,000 or 60% over the same quarter last year due to $216,000 of depreciation and $40,000 of operating costs at Chelsea along with the lower occupancy. Net operating income in this segment was $904,000, down $305,000 or 25% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Mining royalty and rent revenue	$3,689	100.0%	3,199	100.0%	490	15.3%

Depreciation, depletion and amortization	213	5.8%	163	5.1%	50	30.7%
Operating expenses	17	0.5%	20	0.6%	(3)	-15.0%
Property taxes	75	2.0%	70	2.2%	5	7.1%

Cost of operations	305	8.3%	253	7.9%	52	20.6%

Operating profit before G&A	$3,384	91.7%	2,946	92.1%	438	14.9%

Depreciation and amortization	213		163		50
Unrealized revenues	159		1,994		(1,835)
Net operating income	$3,756	101.8%	$5,103	159.5%	$(1,347)	(26.4%)

Total revenues in this segment were $3,689,000, an increase of $490,000 or 15% versus $3,199,000 in the same period last year. Royalty tons were up 6.5%. Royalty revenue per ton increased 5% over the same period last year. Total operating profit before G&A in this segment was $3,384,000, an increase of $438,000 versus $2,946,000 in the same period last year. Net operating income was $3,756,000, down $1,347,000 or 26% compared to the same quarter last year as higher revenues were more than offset by a $1,835,000 decrease in unrealized revenues. The unrealized revenue decrease is due to the same quarter last year including a catch-up, minimum royalty payment of $1.9 million that applied to the prior twenty-four months as the tenant failed to meet a production requirement contained in the lease. This revenue was straight-lined over the life of the lease.

Development Segment Results

	Three months ended September 30
(dollars in thousands)	2025	2024	Change

Lease revenue	$301	297	4

Depreciation, depletion and amortization	43	43	—
Operating expenses	1,300	82	1,218
Property taxes	147	147	—

Cost of operations	1,490	272	1,218

Operating profit before G&A	$(1,189)	25	(1,214)

With respect to ongoing Development Segment projects:

▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $27.5 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. At quarter-end, 180 lots have been sold and $24.8 million has been returned to the company of which $6.1 million was booked as profit to the Company.

▪We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 201,420 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a two building 183,215 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March, 2025 and construction commenced in the second quarter of 2025. Substantial completion of both projects is expected in the second quarter of 2026.

▪On May 30, 2025, we secured construction financing for our multifamily joint venture with Woodfield Development, known as Woven. This is our third multifamily project in Greenville, SC. This is an $87.8M project with 214 units and 13,500 square feet of ground floor retail that is eligible to receive South Carolina Textile Rehabilitation Credits upon substantial completion and received Special Source Credits equal to 50% of the real estate taxes for a period of 20 years. The project broke ground during the 3rd quarter and substantial completion of the project is expected in late 2027.

▪On July 23,2025, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 377,892 square feet in two warehouses in Lake County, Florida near Orlando, with options for investment in additional industrial warehouses on adjacent properties in the future. Substantial completion of the first warehouse is expected in the fourth quarter of 2026,

▪ On September 12, 2025, we secured construction financing for the first phase (296 multifamily units and 28,745 square feet of retail) of our Estero joint venture with Woodfield Development, located between Naples and Ft. Myers. Substantial completion is expected late 2027.

Nine Month Highlights
•37% decrease in Net Income ($3.0 million vs $4.7 million) due to $2 million of expenses related to acquiring the Altman Logistics platform. Excluding the $2 million of Altman acquisition expenses, adjusted Net income was down $0.2 million.
•1.6% decrease in pro rata NOI ($28.6 million vs $29.0 million). Excluding the $1.9 million payment in last year, adjusted pro rata NOI was up $1.4 million this year.
•Multifamily segment’s pro rata NOI was up slightly as improved results at Bryant Street, .408 Jackon and The Verge were mostly offset by uncollectable revenue along with higher operating costs and property taxes at the Maren.
•9% decrease in Industrial and Commercial revenue and 14% decrease in that segment’s NOI
•1.7% decrease in the Mining Royalty Lands' Segment's NOI. Excluding the $1.9 million paynent in last year, adjusted pro rata NOI in this segment was up $1.7 million or 18%.

Comparative Results of Operations for the Nine months ended September 30, 2025 and 2024
Consolidated Results

(dollars in thousands)	Nine Months Ended September 30,
	2025	2024	Change	%
Revenues:
Lease revenue	$21,399	21,850	$(451)	-2.1%
Mining royalty and rents	10,532	9,393	1,139	12.1%
Total revenues	31,931	31,243	688	2.2%

Cost of operations:
Depreciation/depletion/amortization	8,158	7,629	529	6.9%
Operating expenses	7,743	5,429	2,314	42.6%
Property taxes	2,895	2,517	378	15.0%
General and administrative	7,790	6,883	907	13.2%
Total cost of operations	26,586	22,458	4,128	18.4%

Total operating profit	5,345	8,785	(3,440)	-39.2%

Net investment income	7,278	8,795	(1,517)	-17.2%
Interest expense	(2,258)	(2,482)	224	-9.0%
Equity in loss of joint ventures	(6,635)	(8,582)	1,947	-22.7%
Income before income taxes	3,730	6,516	(2,786)	-42.8%
Provision for income taxes	907	1,743	(836)	-48.0%

Net income	2,823	4,773	(1,950)	-40.9%
Income (loss) attributable to noncontrolling interest	(127)	67	(194)	-289.6%
Net income attributable to the Company	$2,950	$4,706	$(1,756)	-37.3%

Net income for the first nine months of 2025 was $2,950,000 or $.16 per share versus $4,706,000 or $.25 per share in the same period last year. Excluding the $2 million of Altman acquisition expenses, adjusted Net Income was down $231,000. Pro rata NOI for the first nine months of 2025 was $28,575,000 versus $29,036,000 in the same period last year. Excluding the $1.9 million payment in last year, adjusted pro rata NOI was up $1.4 million this year. The first nine months of 2025 were impacted by the following items:
•Operating profit decreased $3,440,000 primarily due to $1,993,000 of expenses related to the Altman Logistics platform acquisition and higher General and administrative expense ($907,000). General and administrative expense increased primarily due to overlapping compensation as a result of the implementation of our executive succession and transition plan that commenced in June, 2024. Industrial and commercial segment operating profit declined $1,057,000 because of a $446,000 increase in depreciation expense from completion of our new Chelsea warehouse, as well as lower occupancy due to a tenant default and non-renewing leases. Mining Royalty Land's segment operating profit increased $1,034,000 due to higher royalty revenues and the prior year's overpayment deduction of $566,000.
•Net investment income decreased $1,517,000 from reduced earnings on cash equivalents ($1,303,000) and reduced income from our lending ventures ($214,000) primarily due to fewer residential lot sales.
•Interest expense decreased $224,000 compared to the same period last year as we capitalized $215,000 more interest. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.
•Equity in loss of Joint Ventures improved $1,947,000 because of improved results at our unconsolidated joint ventures. Results improved at The Verge ($517,000) due to lower rent concessions, improved occupancy and lower interest expense, and also at Bryant Street ($911,000) and BC Realty ($623,000) because of higher revenues and lower variable rate interest expense.

Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)
For ease of comparison all the figures in the tables below include the results for The Verge from prior periods (when this project was still in our Development segment).

	Nine months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$25,238	100.0%	24,222	100.0%	1,016	4.2%

Depreciation and amortization	10,020	39.7%	10,042	41.5%	(22)	-.2%
Operating expenses	8,158	32.3%	7,913	32.7%	245	3.1%
Property taxes	2,999	11.9%	2,666	11.0%	333	12.5%

Cost of operations	21,177	83.9%	20,621	85.1%	556	2.7%

Operating profit before G&A	$4,061	16.1%	3,601	14.9%	460	12.8%

Depreciation and amortization	10,020		10,042		(22)
Unrealized rents & other	(144)		248		(392)
Net operating income	$13,937	55.2%	13,891	57.3%	46	.3%

The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $13,937,000, up $46,000 compared to $13,891,000 in the same period last year. The NOI increase was primarily due to improved results at Bryant Street, .408 Jackson, and The Verge mostly offset by underperformance at Maren due to increased uncollectable revenue along with higher operating costs and property taxes.

Apartment Building	Units	Pro rata NOI YTD 2025	Pro rata NOI YTD 2024	Avg. Occupancy YTD 2025	Avg. Occupancy YTD 2024	Renewal Success Rate YTD 2025	Renewal % increase YTD 2025

Dock 79 Anacostia DC	305	$2,838,000	$2,842,000	95.0%	94.1%	69.3%	3.8%
Maren Anacostia DC	264	$2,541,000	$2,820,000	93.8%	94.5%	55.1%	3.9%
Riverside Greenville	200	$650,000	$682,000	92.6%	93.6%	56.3%	4.9%
Bryant Street DC	487	$4,730,000	$4,588,000	93.5%	91.9%	58.8%	2.4%
.408 Jackson Greenville	227	$1,076,000	$1,000,000	94.9%	94.6%	59.0%	4.0%
Verge Anacostia DC	344	$2,102,000	$1,959,000	92.9%	89.7%	67.6%	2.5%
Multifamily Segment	1,827	$13,937,000	$13,891,000	93.7%	92.7%

Multifamily Segment (Consolidated - Dock 79 and The Maren)

	Nine months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$16,547	100.0%	16,592	100.0%	(45)	-.3%

Depreciation and amortization	5,932	35.8%	5,947	35.9%	(15)	-.3%
Operating expenses	4,875	29.5%	4,553	27.4%	322	7.1%
Property taxes	1,919	11.6%	1,665	10.0%	254	15.3%

Cost of operations	12,726	76.9%	12,165	73.3%	561	4.6%

Operating profit before G&A	$3,821	23.1%	4,427	26.7%	(606)	-13.7%

Total revenues for our two consolidated joint ventures were $16,547,000, an decrease of $45,000 versus $16,592,000 in the same period last year. Total operating profit before G&A for the consolidated joint ventures was $3,821,000, a decrease of $606,000, or 14% versus $4,427,000 in the same period last year primarily due to higher operating expenses ($322,000) and property taxes ($254,000).

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

	Nine months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$16,225	100.0%	15,180	100.0%	1,045	6.9%

Depreciation and amortization	6,768	41.7%	6,783	44.7%	(15)	-.2%
Operating expenses	5,560	34.3%	5,437	35.8%	123	2.3%
Property taxes	1,954	12.0%	1,761	11.6%	193	11.0%

Cost of operations	14,282	88.0%	13,981	92.1%	301	2.2%

Operating profit	$1,943	12.0%	1,199	7.9%	744	62.1%

For our four unconsolidated joint ventures, pro rata revenues were $16,225,000, an increase of $1,045,000 or 7% compared to $15,180,000 in the same period last year. Pro rata operating profit before G&A was $1,943,000, an increase of $744,000, or 62% versus $1,199,000 in the same period last year. The increase was due to lease up at The Verge and higher revenues at Bryant Street and .408 Jackson.
Industrial and Commercial Segment

	Nine months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$3,950	100.0%	4,353	100.0%	(403)	(9.3%)

Depreciation and amortization	1,529	38.7%	1,083	24.8%	446	41.2%
Operating expenses	687	17.4%	591	13.6%	96	16.2%
Property taxes	307	7.8%	195	4.5%	112	57.4%

Cost of operations	2,523	63.9%	1,869	42.9%	654	35.0%

Operating profit before G&A	$1,427	36.1%	2,484	57.1%	(1,057)	(42.6%)

Depreciation and amortization	1,529		1,083		446
Unrealized revenues	97		(12)		109
Net operating income	$3,053	77.3%	$3,555	81.7%	$(502)	(14.1%)
Total revenues in this segment were $3,950,000, down $403,000 or 9%, over the same period last year. Operating profit before G&A was $1,427,000, down $1,057,000 or 43% from $2,484,000 in the same period last year due to $432,000 of depreciation and $70,000 of operating costs at our spec Chelsea warehouse placed in service in April, a write-off of $118,000 unrealized rent receivable and $34,000 deferred leasing commission related to a tenant that defaulted, and the related lower occupancy. Net operating income in this segment was $3,053,000, down $502,000 or 14% compared to the same period last year.

Mining Royalty Lands Segment Results

	Nine months ended September 30
(dollars in thousands)	2025	%	2024	%	Change	%

Mining royalty and rent revenue	$10,532	100.0%	9,393	100.0%	1,139	12.1%

Depreciation, depletion and amortization	568	5.4%	471	5.0%	97	20.6%
Operating expenses	49	0.5%	53	0.6%	(4)	-7.5
Property taxes	226	2.1%	214	2.3%	12	5.6%

Cost of operations	843	8.0%	738	7.9%	105	14.2%

Operating profit before G&A	$9,689	92.0%	8,655	92.1%	1,034	11.9%

Depreciation and amortization	568		471		97
Unrealized revenues	448		1,765		(1,317)
Net operating income	$10,705	101.6%	$10,891	115.9%	$(186)	(1.7%)

Total revenues in this segment were $10,532,000, an increase of $1,139,000 or 12% versus $9,393,000 in the same period last year. Royalty revenues in the prior year were impacted by the deduction of royalties to resolve an $842,000 overpayment which we referenced previously. Through the nine months of last year, the tenant withheld $619,000 in royalties otherwise due to the Company. Royalty tons were down 5% primarily due to a decrease at one location that had one-time project specific rail shipments in the prior year. The revenue reduction from the decreased volume was more than offset by increased royalties per ton (up 10.6% excluding the prior year payment deduction) along with the overpayment reduction in the prior year. Total operating profit before G&A in this segment was $9,689,000, an increase of $1,034,000 versus $8,655,000 in the same period last year. Net operating income in this segment was $10,705,000, down $186,000 or 2% compared to the same period last year as higher revenues were more than offset by a $1,317,000 decrease in unrealized revenues (see discussion in the Mining segment's quarterly analysis.
Development Segment Results

	Nine months ended September 30
(dollars in thousands)	2025	2024	Change

Lease revenue	$902	905	(3)

Depreciation, depletion and amortization	129	128	1
Operating expenses	2,132	232	1,900
Property taxes	443	443	—

Cost of operations	2,704	803	1,901

Operating profit before G&A	$(1,802)	102	(1,904)

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2025, we had $134,853,000 of cash and cash equivalents. As of September 30, 2025 we had no debt borrowed under our $50 million Wells Fargo revolver, $449,000 outstanding under letters of credit and $49,551,000 available to borrow under the revolver.
Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine Months Ended September 30,
	2025	2024
Total cash provided by (used for):
Operating activities	$21,252	21,404
Investing activities	(29,826)	(46,974)
Financing activities	(5,193)	12,696
Increase (decrease) in cash and cash equivalents	$(13,767)	(12,874)

Outstanding debt at the beginning of the period	178,853	178,705
Outstanding debt at the end of the period	185,338	178,779
Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2025 was $21,252,000 versus $21,404,000 in the same period last year. The decrease was primarily due to lower net income, less loss in equity of joint ventures, higher income tax payments, mostly offset by higher accounts payable and accrued liabilities due to the timing of construction in progress payments.
Investing Activities - Net cash used in investing activities for the nine months ended September 30, 2025 was $29,826,000 versus $46,974,000 in the same period last year. The $17.1 million decrease was due to a $12.9 million decrease in investment in properties from winding up the Chelsea warehouse construction combined with a $1.0 million decrease in investments in joint ventures due to lower capital calls and lending activity, partially offset by a $4.8 million increase in return of capital from joint ventures. Return of capital from joint ventures increased primarily due to $5.8 million loan repayment and $1.5 million distribution from BC Realty's third party financing, $1.1 million distributions from our Greenville properties while the prior year included a $5 million return from permanent financing at .408 Jackson and higher residential lot sales.
Financing Activities – Net cash used in financing activities was $5,193,000 versus $12,696,000 provided by financing activities in the same period last year due to $12.6 million distribution to noncontrolling interests related to the the planned increase in ownership of our partnerships with Altman Logistics at the construction/stabilization loan closings. Also related to these closings there was $1.4 million paid in debt issuance costs and $7.6 million draws on the loans.
Credit Facilities - On July 21, 2025, the Company entered into a 2023 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated December 22, 2023. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of September 30, 2025, these covenants would have limited our ability to pay dividends to a maximum of $93.0 million combined.

On March 19, 2021, the Company refinanced Dock 79 and The Maren projects pursuant to separate Loan Agreements and Deed of Trust Notes entered into with Teachers Insurance and Annuity Association of America, LLC. Dock 79 and The Maren borrowed principal sums of $92,070,000 and $88,000,000 respectively, in connection with the refinancing. The loans bear a fixed interest rate of 3.03% per annum, and require monthly payments of interest only with the principal in full due April 1, 2033.
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
On July 23, 2025 the Camp Lake partnership secured a $33.0 million loan at SOFR plus 2.75% from Pinnacle Bank. It is a three-year construction/stabilization loan with two one-year conditional extensions.
On September 15, 2025 the Estero partnership secured a $81.5 million loan at SOFR plus 2.75% from Santander Bank. It is a four-year construction/stabilization loan with two one-year conditional extensions. In addition, there is an $8 million loan at SOFR plus 4.25% from Santander Bank related to future phases.
Cash Requirements – The Company expects to invest $31 million into our existing real estate holdings and joint ventures during the remainder of 2025 and $161 million beyond 2025 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

Non-GAAP Financial Measures.
To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro rata net operating income (NOI), adjusted Pro rata net operating income, and adjusted Net income because we believe they assist investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. In this quarter, we provided an adjusted Net Income to adjust for the impact of one-time expenses of the Altman Logistics acquisition, which is a material business combination unlike our historical real estate acquisitions or joint ventures where expenses are capitalized. We also provided adjusted net operating income to adjust for the impact of the one-time material royalty payment in the third quarter of 2024 to better depict the comparable results in both the quarter and year to date. Management believes these adjustments provide a more accurate comparison of our on-going business operations and results over time due to the non-recurring, material and unusual nature of these two specific items. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. For ease of comparison all the figures in the tables below include the results for The Verge in the Multifamily segment for all periods shown.

Pro rata Net Operating Income Reconciliation
Nine months ending 9/30/25 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$1,092	948	(3,940)	7,385	(2,662)	2,823
Income tax allocation	335	291	(1,221)	2,269	(767)	907

Income (loss) before income taxes	1,427	1,239	(5,161)	9,654	(3,429)	3,730

Less:
Unrealized rents	—		—	—		—
Interest income		2,782	10		4,486	7,278
Plus:
Unrealized rents	97	—	20	448	—	565
Professional fees		1,975	114			2,089
Equity in loss of joint ventures	—	(259)	6,859	35		6,635
Interest expense	—	—	2,133	—	125	2,258
Depreciation/amortization	1,529	129	5,932	568		8,158
General and administrative	—	—	—	—	7,790	7,790

Net operating income (loss)	3,053	302	9,887	10,705	—	23,947

NOI of noncontrolling interest			(4,508)			(4,508)
Pro rata NOI from unconsolidated joint ventures		578	8,558			9,136

Pro rata net operating income	$3,053	880	13,937	10,705	—	28,575

Pro rata Net Operating Income Reconciliation
Nine months ended 09/30/24 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$1,222	(2,498)	(3,951)	5,884	4,116	4,773
Income tax allocation	376	(767)	(1,224)	1,808	1,550	1,743

Income (loss) before income taxes	1,598	(3,265)	(5,175)	7,692	5,666	6,516

Less:
Unrealized rents	12	—	—	—	—	12
Interest income		2,995			5,800	8,795
Plus:
Unrealized rents	—	—	—	1,765	—	1,765
Professional fees	—	—	15	—	—	15
Equity in loss of joint ventures	—	2,081	6,466	35	—	8,582
Interest expense	—	—	2,348	—	134	2,482
Depreciation/amortization	1,083	128	5,947	471	—	7,629
General and administrative	886	4,281	788	928	—	6,883
						—
Net operating income (loss)	3,555	230	10,389	10,891	—	25,065

NOI of noncontrolling interest	—	—	(4,727)	—	—	(4,727)
Pro rata NOI from unconsolidated joint ventures	—	469	8,229	—	—	8,698

Pro rata net operating income	$3,555	699	13,891	10,891	—	29,036

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Reconciliation of net Income to adjusted net income:

Net income attributable to the Company	$662	$1,361	$2,950	$4,706
Adjustments related to Altman acquisition expenses:
Operating expenses	1,263	—	1,975	—
General and administrative	18	—	18	—
Total adjustments to net income before income taxes	1,281	—	1,993	—
Income tax effect on non-GAAP adjustment	(301)	—	(468)	—
Adjusted net income attributable to the Company	$1,642	$1,361	$4,475	$4,706

Reconciliation of NOI to adjusted NOI:

Pro rata net operating income	$9,523	$11,272	$28,575	$29,036
Minimum royalty payment applicable to prior 24 months	—	(1,853)	—	(1,853)
Adjusted pro rata net operating income	$9,523	$9,419	$28,575	$27,183

Critical Accounting Policies – Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2024, entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2025, there were no material changes to these policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo and our variable rate construction/stabilization loans.
Applicable margin for borrowings at September 30, 2025 under the Wells Fargo Credit Agreement was Daily simple SOFR plus 2.25%. and under our variable rate construction/stabilization loans was Daily SOFR plus 2.75%.
The Company did not have a material amount of variable rate debt at September 30, 2025, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.
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
As of September 30, 2025, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.
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

FRP Holdings, Inc.

Date: November 7, 2025	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
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