Form 10-K
period 2025-12-31
FRP HOLDINGS, INC.
filed 2026-04-15
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025.
or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36769
_____________________
FRP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_____________________

FLORIDA	47-2449198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)
(904) 858-9100
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

Emerging growth company [_]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [_]
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [_]
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]
The number of shares of the registrant’s common stock outstanding as of April 14, 2026 was 19,169,835. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2025, the last day of business of our most recently completed second fiscal quarter, was $390,316,985. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the FRP Holdings, Inc. 2025 Annual Report to Shareholders are incorporated by reference in Parts I and II.
Portions of the FRP Holdings, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than April 30, 2026 are incorporated by reference in Part III.

FRP HOLDINGS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Preliminary Note Regarding Forward-Looking Statements.
Certain matters discussed in the report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for flexible warehouse/office facilities in our markets; multifamily demand in Washington D.C., and Greenville, South Carolina; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; risks arising from doing business through joint ventures; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; the impact of tariffs on our industrial tenants and construction costs; as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

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
Our Business. FRP Holdings, Inc. is engaged in the real estate business, namely (i) leasing and management of industrial and commercial properties (the “Industrial and Commercial Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, industrial, and office (the “Development Segment”), and (iv) management of mixed-use residential/retail properties owned through joint ventures (the “Multifamily Segment”). Our investments in real estate partnerships not wholly owned by FRP which are conducted through limited liability corporations (“LLC”) are also referred to as joint ventures.
The Industrial and Commercial Segment owns, leases and manages in-service commercial properties. Currently this includes ten warehouses in three business parks, an office building partially occupied by the Company, and two ground leases all wholly owned by the Company. This segment will also include joint ventures of commercial properties when they are stabilized.
Our Mining Royalty Lands Segment owns several properties totaling approximately 16,640 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture 50/50 with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.
Through our Development Segment, we own and are continuously assessing the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will acquire or form joint ventures on new land for development not previously owned by the Company. One of this segment's joint ventures, Camp Lake Venture IA, LLC is consolidated. On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. Altman Logistics held minority interests in a portfolio of institutional-grade industrial assets under various stages of development (including the Company’s industrial developments in Lakeland and Broward County, FL) as well as a contract for the purchase of an industrial land parcel.
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
Customers. In the Mining Royalty Lands Segment, we have a total of five tenants currently leasing our mining locations, one of which, Vulcan Materials Company (“Vulcan” or “Vulcan Materials”), accounted for 26% of the Company’s consolidated revenues in 2025. An event affecting Vulcan’s ability to perform under its lease agreements could materially impact the Company’s results.

Sales and Marketing. We use national brokerage firms to assist us in marketing our vacant properties. Our hands-on in-house management team focuses on tenant satisfaction during the life of the lease. We employ this tactic because of its positive impact on our tenant renewal success rate over the years.
Financial Information. Financial information is discussed by industry segment in Note 10 to the consolidated financial statements included in the accompanying 2025 Annual Report to Shareholders, which is incorporated herein by reference.
Environmental Matters. The Company incurs costs from time to time to investigate and remediate environmental contamination on its real estate, typically in connection with our Development Segment. The Company's mining leases contain provisions under which the lessee is responsible for environmental liabilities and reclamation of mining sites at least to the extent required by law.
Human Capital. The Company employed 25 people on December 31, 2025. Our small but dedicated workforce has extraordinarily low turnover, and excluding the 6 employees from the October 2025 business combination, the average tenure of our employees is 16.5 years. We are committed to an inclusive and diverse culture and do not tolerate any sort of discrimination. We maintain a whistleblower hotline allowing employees to report complaints on an anonymous basis.
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
Risks Relating to our Business

Current economic and market conditions, including, but not limited to, elevated interest rates, new and expanded tariffs, a decline in consumer confidence and spending, inflationary conditions that have increased the costs of operating our businesses (including raw materials, products, labor, and freight), widespread supply chain disruptions, has and could continue to adversely impact gross margins, operating margins, and the results of the Company’s operating businesses.

Current economic and market conditions are highly uncertain and volatile as a result of various factors, including elevated interest rates, new and expanded tariffs, a decline in consumer confidence and spending, inflationary conditions, the threat of government shut downs, and supply chain disruptions, which have been exacerbated by the Russian invasion of Ukraine, the fighting in the Middle East, as well as piracy in shipping lanes. We believe these factors have created economic uncertainty which may negatively affect our operating results by, among other things: (i) increasing the cost of raw materials and finished goods such as steel and lumber for our development projects, increasing interest expense on variable rate debt and any new debt, (ii) decreasing gross margins and investment returns due to increased costs of construction and maintenance, (iii) reducing the availability of debt and equity capital for new real estate investments and the number of real estate development projects meeting the Company’s investment criteria and (iv) increasing overall operating expenses due to increases in labor and service costs. These factors also may impact our industrial tenants by increasing their borrowing costs, reducing consumer demand for certain imported products and increasing labor and service costs.

The Company has experienced significant increases in commodity and labor prices and insurance costs, and such increases may be further impacted by the implementation of additional tariffs on building materials sourced from international markets. In addition, higher interest rates have increased the cost of the Company’s outstanding indebtedness and the costs of financing for new development projects. Higher rates have also had an adverse impact on the availability of financing, and the anticipated profitability of development projects, as capitalization rates related to multifamily apartment communities are generally impacted by interest rates. These factors may have an adverse impact on the Company’s operating results in future periods, particularly if higher development and construction costs continue and debt and equity financing is not available for new projects or is only available on less attractive terms.

Contracted labor is one of the primary components of our expenses. Several factors may adversely affect the labor force available to our contractors or increase their labor costs, including labor shortages, increased competition for qualified employees, and laws and regulations related to minimum wages, including the potential implementation of increases in the statutory minimum salary requirements for employees who are not required to be paid overtime compensation. A sustained labor shortage or increased turnover rates, whether caused by wage inflation or general economic conditions, natural disasters or other factors, could lead to increased costs for future development projects, which could in turn negatively affect our operations or adversely impact our business and results.

In addition, electricity prices have been increasing and are expected to continue to increase due to the rapid expansion of data centers for artificial intelligence.

Investments by the Company in real estate developments directly or through joint ventures expose it to market and economic risks inherent in the real estate construction and development industry.

The real estate construction and development industry is highly competitive and subject to numerous risks which may be beyond management’s control. The success of the Company’s investments in real estate developments is dependent on many factors, including:

•Changes in capitalization rates impacting real estate values;
•Availability and reasonable pricing of labor;
•Availability and reasonable pricing of construction materials, such as steel, lumber, framing, concrete and other building materials, including increases associated with tariffs and supply chain disruptions;
•Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
•Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand;
•Availability and cost of insurance;
•Availability of land in desirable locations at prices that result in an economically viable project;
•Delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
•Availability of property for development at attractive prices;
•Availability and cost of financing;
•Risk of losses resulting from cost overrun guarantees in joint venture projects sponsored by the Company or the failure of such properties to achieve profitability or a profitable exit; and
•Real estate market values and general economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, increase the cost of developing a project, or result in reduced prices and values and significant losses.

A decline in the economic conditions in our core markets could adversely affect our business.
The majority of our stabilized properties are located in the Baltimore area, Washington, D.C., and Greenville, South Carolina. We are, therefore, subject to increased exposure to (positive or negative) economic factors and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in these markets. An economic downturn in these markets resulting from factors outside of our control could adversely affect our operation. Such a downturn could be triggered by such factors as the downsizing or relocation of government jobs, crime, acts of terrorism, or natural disasters. We cannot be sure that these markets will continue to grow or demand the type of assets in our portfolio.

We conduct a significant portion of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interests in the joint ventures, may expose us to liability under completion guarantees and impose development management responsibilities on us in certain joint ventures in which we are a minority partner.

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

Moreover, in certain cases the Company is exposed to potential liability under repayment, construction completion and cost overrun guarantees made by the Company. Also, with our recent acquisition of Altman Logistics, we have assumed development management responsibilities for management projects in which we have a minority interest, which may create additional risks if we fail to perform to the satisfaction of our joint venture partners.
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
Climate change presents an array of risks to real estate companies due to sea level rise, flooding, extreme weather, changing weather patterns and ocean currents, stronger storms, human migration, and supply chain disruptions. A significant number of our properties are located in areas that are susceptible to hurricanes, tropical storms, flooding, sea level rise and other natural disasters. We have accounted for the risk of flooding and sea level rise in the design of our Riverfront on the Anacostia development. Future developments, including potential “second life” uses of our mining properties, could be impacted by these factors and the impacts that they have on human behavior. Weather conditions could disrupt the business of our tenants, which may affect the ability of some tenants to pay rent and/or their willingness to remain in or move to affected areas. [Additionally, the cost of insurance associated with our properties has increased, and future weather conditions may cause premiums to increase in the future.]

Uninsured losses could significantly reduce our earnings.
We self-insure for claims exposure outside of our coverage from property damage, workers’ compensation, auto liability, general liability and employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Additionally, there are certain losses, such as losses from hurricanes, terrorism, wars or earthquakes, where insurance is limited or not economically justifiable. If the Company experiences an uninsured loss of real property, we could lose both the invested capital and anticipated revenues associated with such property. We accrue currently for estimated incurred losses and expenses and periodically evaluate and adjust our claims’ accrued liability to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses greater than accrued amounts.
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
We use debt to finance our operations, including acquisitions of properties. As of December 31, 2025, we had outstanding consolidated indebtedness $193,958,000, secured by developed real estate properties having a carrying value of $276,460,000. Our use of debt may have adverse consequences, including the following:
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

Unexpected events, such as public health issues, natural disasters, geopolitical conflicts, civil unrest, severe weather and terrorist activities, may disrupt the Company’s operations and increase our costs.

The occurrence of one or more unexpected events, including public health issues, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or civil unrest, geopolitical conflicts (including the conflict between Ukraine and Russia as well as the conflict in the Middle East) and/or terrorist activities in countries or regions in which our customers, assets, suppliers or our operating businesses are located could adversely affect our operations and financial performance.
Risks Relating to our Common Stock
Certain shareholders have effective control of a significant percentage of FRP's common stock and would have significant influence on the outcome of any shareholder vote.
As of December 31, 2025, our Executive Chairman, John D. Baker II beneficially owned approximately 16.9% of the outstanding shares of our common stock (81% of which are held in trusts under which voting power is shared with other family members) and members of his family who are (i) officers or directors of the Company, (ii) required to report their beneficial ownership on Schedule 13D or Schedule 13G, or (iii) are members of his immediate family beneficially own, collectively, an additional 18.2% of the outstanding shares of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over its business and affairs, including any determinations with respect to mergers or other business combinations involving the Company, its acquisition or disposition of assets, its borrowing of monies, its issuance of any additional securities, its repurchase of common stock and its payment of dividends.
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

The Company’s Bylaws contain an exclusive forum provision, which could impair the ability of shareholders to obtain a favorable judicial forum for certain disputes with the Company or its directors, officers or other employees and be cost-prohibitive to shareholders.

The Company’s Bylaws contain an exclusive forum provision which provides that, unless its Board of Directors consents to the selection of an alternative forum, the Circuit Court located in Duval County, Florida or the federal district court for the Middle District of Florida will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the corporation to the corporation or the corporation’s shareholders, (iii) any action asserting a claim against the corporation or any director or officer or other employee of the corporation arising pursuant to any provision of the Florida Business Corporation Act or the corporation’s articles of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against the corporation or any director or officer or other employee of the corporation governed by the internal affairs doctrine. Notwithstanding the foregoing, shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees or be cost-prohibitive to shareholders, which may discourage such lawsuits against the Company or its directors, officers and other employees. However, there is uncertainty regarding whether a court would enforce the exclusive forum provision. If a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect the Company’s financial condition and operating results.
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
In 2025, we did not identify any cybersecurity events that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Item 2. PROPERTIES.
Information required in response to Item 2 is included under the caption "Operating Properties" on pages 3 through 6 of the Company’s 2025 Annual Report to Shareholders, and such information is incorporated herein by reference.
Mining Royalty Lands Additional Information.
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
Locations. The following map presents the locations of the Company’s mining properties, which are discussed as our Mining Royalty Lands segment (as reported in the Company’s financial statements) below:

Item 3. LEGAL PROCEEDINGS.
None.
Item 4. MINE SAFETY DISCLOSURES.
None.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
There were approximately 193 holders of record of FRP Holdings, Inc. common stock, $.10 par value, as of December 31, 2025. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. The Company's common stock is traded on the Nasdaq Stock Market (Symbol FRPH).
Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 9 of the Company's 2025 Annual Report to Shareholders, and such information is incorporated herein by reference.
Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay a cash dividend. Information concerning restrictions on the payment of cash dividends is included in Note 4 to the consolidated financial statements included in the accompanying 2025 Annual Report to Shareholders, and such information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K, and such information is incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31	—	$—	—	$7,363,000
November 1 through November 30	—	$—	—	$7,363,000
December 1 through December 31	20,281	$22.89	20,281	$6,899,000
Total	20,281	$22.89	20,281
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
Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 10 through 21 of the Company’s 2025 Annual Report to Shareholders, and such information is incorporated herein by reference.
Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk - We are exposed to the impact of interest rate changes through our SOFR variable-rate borrowings. If SOFR had been 100 basis points higher during 2025 interest incurred would have increased by approximately $40,000.
The following table presents the principal cash flow payments associated with our outstanding consolidated debt by year, weighted average interest rates on debt outstanding each year-end, and fair value of total debt as of December 31, 2025 (dollars in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$—	$180,070	$180,070	$148,736
Average interest for fixed rate debt	3.03%	3.03%	3.03%	3.03%	3.03%	3.03%
Variable rate debt	$—	$—	$13,888	$—	$—	$—	$13,888	$13,888
Average interest for variable rate debt	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 22 through 41 of the Company's 2025 Annual Report to Shareholders. Such information is incorporated herein by reference.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report does not include an attestation report of our Independent Registered Public Accounting Firm, Baker Tilly US, LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Independent Registered Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The rest of the information required in response to this Item 10 is included under the captions “Our Board of Directors”, “Corporate Governance, ESG and Our Approach to Risk Management”, “Our Executive Officers”, “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 2026.
Item 11. EXECUTIVE COMPENSATION.
Information required in response to this Item 11 is included under the caption “Executive Compensation” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 2026.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	166,582	(1)	$25.52	(2)	473,242	(1)

Equity compensation plans not approved by security holders	0		0		0

Total	166,582		$25.52		473,242
1.Column (a) includes 160,165 stock options awards and 6,417 performance share awards granted under our 2016 Equity Incentive Plan. Each performance share award shown in the table represents a right to receive, subject to the satisfaction of certain performance criteria and the recipient’s continued service to the Company, a number of shares of restricted stock, which number will be calculated after the applicable performance period by dividing the pre-determined value of each award by the closing price of our common stock on the date the restricted stock is issued. The aggregate value of the performance share awards shown in table is $146,250. For illustrative purposes, the maximum payout of the performance share awards has been assumed, and the number of performance share awards has been calculated using our closing stock price on December 31, 2025 ($22.79). The performance share awards are subject to partial or complete forfeiture if the vesting criteria are not met. Because some or all of the performance share awards may not vest, and because the number of shares of restricted stock to be issued thereunder is dependent on future stock prices, columns (a) and (c) may overstate or understate expected dilution.
2.Because there is no exercise price associated with the performance share awards, the weighted-average exercise price does not take the performance share awards into account.
The remainder of the information required in response to this Item 12 is included under the caption “Securities Ownership” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than March 31, 2026.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required in response to this Item 13 is included under the captions “Corporate Governance, ESG and Our Approach to Risk Management” and “Our Board of Directors” in the Company's Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 2026.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered accounting firm is Baker Tilly US, LLP, Jacksonville, Florida, Firm 23. Information required in response to this Item 14 is included under the caption “Proposal 2: The Auditor Proposal” in the Company’s Proxy Statement, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 2026.

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

FRP Holdings, Inc.

Date: April 15, 2026	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2026.
/s/ John D. Baker III
John D. Baker III
Chief Executive Officer & Director
(Principal Executive Officer)
/s/ Matthew C. McNulty
Matthew C. McNulty
Treasurer and Chief Financial Officer
(Principal Financial Officer)
/s/ John D. Klopfenstein
John D. Klopfenstein
Controller and Chief Accounting Officer
(Principal Accounting Officer)
/s/ John D. Baker II
John D. Baker II
Executive Chairman Director

/s/ David H. deVilliers, Jr.
David H. deVilliers, Jr.
Vice-Chairman Director
/s/ Matthew S. McAfee
Matthew S. McAfee
Director
s/ Martin E. Stein, Jr.
Martin E. Stein, Jr.
Director
/s/ John S. Surface
John S. Surface
Director
/s/ Nicole B. Thomas
Nicole B. Thomas
Director
/ s/ William H. Walton
William H. Walton
Director
/s/ Margaret Wetherbee
Margaret Wetherbee
Director

FRP HOLDINGS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

4.3	Description of Registrant’s Common Stock, incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K filed on March 19, 2021.
10.1	Summary of Medical Reimbursement Plan of FRP Holdings, Inc., incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 33-26115.
10.2	Summary of Management Incentive Compensation Plans, incorporated herein by reference to an exhibit filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 33-26115.
10.3	Management Security Agreements between the Company and certain officers, incorporated herein by reference to a form of agreement previously filed (as Exhibit (10)(I)) with Form S-4 dated December 13, 1988. File No. 33-26115.
10.4	FRP Holdings, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to an appendix to the Company’s Proxy Statement dated December 29, 2005.
10.5	FRP Holdings, Inc. 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed February 13, 2017.
10.6	Letter Agreement between the Company and David H. deVilliers, Jr., incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
10.7	Letter Agreement between the Company and John D. Klopfenstein, incorporated herein by reference to an exhibit filed with Form 10-Q for the quarter ended December 31, 2007.
13.1	The Company's 2025 Annual Report to shareholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2025 Annual Report to Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.
14.1
Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, adopted December 3, 2014, incorporated herein by reference to Exhibit 14 to the Company’s Form 10-Q filed on November 9, 2017.

19.1	FRP Holdings, Inc. Securities Trading Policy incorporated herein by reference to the Company's Form 10-K filed on March 18, 2025
21.1	Subsidiaries of Registrant at December 31, 2025
23.1	Consent of Hancock Askew & Co., Baker Tilly US, LLP, Independent Registered Public Accounting Firm, appears on page 28 of this Form 10-K.

23.2	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm, appears on page 28 of this Form 10-K.
31.1	Certification of John D. Baker III.
31.2	Certification of Matthew C. McNulty.
31.3	Certification of John D. Klopfenstein.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	FRP Holdings, Inc. Executive Officer Compensation Clawback Policy incorporated herein by reference to the Company's Form 10-K filed on March 26, 2024.
101.INS	XBRL Instance Document Taxonomy Extension Schema
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

FRP HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS
(Item 15(a) (1) and 2))

Page
Consolidated Financial Statements:
Consolidated balance sheets at December 31, 2025 and 2024	63

For the years ended December 31, 2025, 2024 and 2023
Consolidated statements of income	61
Consolidated statements of comprehensive income	62
Consolidated statements of cash flows	64
Consolidated statements of shareholders' equity	65

Notes to consolidated financial statements	66-90

Report of Independent Registered Public Accounting Firm	92

Selected quarterly financial data (unaudited)	40-40

Consent of Independent Registered Public Accounting Firm	28
All schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-216025) of FRP Holdings, Inc. of our report dated April 15, 2026, relating to the consolidated financial statements, which appears in this Form 10-K for the year ended December 31, 2025.
/s/ Baker Tilly US, LLP
Jacksonville, Florida
April 15, 2026

Exhibit 23.2
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FRP Holdings, Inc.
Jacksonville, Florida
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-216025) of FRP Holdings, Inc. of our report dated March 18, 2025, relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein.
/s/ Hancock Askew & Co., LLP
Jacksonville, Florida
April 15, 2026

Annual Report 2025
CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended December 31
(Amounts in thousands except per share amounts)

	2025	2024	% Change

Revenues	$42,846	41,774	2.6
Operating profit	$7,028	11,704	(40.0)
Net investment income	$8,824	11,112	(20.6)
Interest Expense	$(2,967)	(3,150)	(5.8)
Equity in loss of joint ventures	$(9,105)	(11,359)	(19.8)
Gain on sale of real estate and other income	$—	182	(100.0)
Gain (loss) attributable to noncontrolling interest	$(368)	75	N/A
Net income attributable to the Company	$3,330	6,385	(47.8)

Per common share:
Net income attributable to the Company:
Basic	$0.18	0.34	(47.1)
Diluted	$0.18	0.34	(47.1)

Total Assets	$735,145	728,485	0.9
Total Debt	$192,554	178,853	7.7
Shareholders' Equity	$428,513	423,103	1.3
Common Shares Outstanding	19,110	19,047	.3
Book Value Per Common Share	$22.42	22.21	0.9

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
OBJECTIVE. We strive to improve shareholder value through (1) active engagement with properties and partners to grow asset value, (2) contributing our operating expertise and connections to maximize net asset value, cashflow and NOI growth, and (3) manage our capital structure in an efficient and responsible manner, with a watchful eye on projected future market conditions and trends to facilitate timely disposition of selected assets, (4) diligent, sustainable growth.

To Our Shareholders,

Looking back at this time last year, we communicated that 2025 would likely represent a transitional financial year for the Company. That expectation largely proved accurate. Pro rata Net Operating Income (NOI) growth moderated and earnings declined as several multifamily assets moved beyond lease-up, portions of our industrial portfolio entered a new leasing cycle, and broader supply-demand dynamics created headwinds for rent growth and leasing velocity. These developments were largely anticipated and reflect timing within our development and leasing pipeline rather than any deterioration in asset quality or long-term strategy.

Where we fell short as a Company was setting the company up for growth in 2026. We expected to lease up our most recent spec warehouse and shore up vacancies in our same store assets and we didn’t. On top of that, we made an acquisition that while necessary and accretive for the long-term future of the company, also adds additional general and administrative expense, depreciation, and interest expense. Any growth in NOI in 2026 will be marginal. Funds From Operations (FFO), which most of our real estate peers use as the best metric for tracking operational cash flow, will be down.

Increased expenses, depressed cash flows- these are not traditionally the ingredients for success in the short term for the performance of a stock. These metrics also do not tell the full story of everything we set in motion in 2025. This past year was incredibly important strategically for the long-term performance of the Company. The acquisition of the Altman Logistics Properties platform expands our operating footprint into Florida and New Jersey — markets with strong demographic trends, logistics demand, and long-term capital interest. Equally important, the acquisition strengthened our internal talent base, broadened our development pipeline, and expanded relationships with equity partners, lenders, and operating counterparties. Together, these enhancements position the Company to grow both durable cash flow and net asset value over time. The increase in expenses are an alternative to expansion via a joint venture strategy that we have pursued in the past. While minimizing G&A initially, this strategy is paid for through development fees, and far more significantly, with equity in a successful project. Because of this acquisition, we not only have key personnel who fill roles that were already envisioned as part of our development strategy, but these new employees are based in the markets that we could only enter via our previous joint venture strategy. We are now able to execute our traditional in-house development as well as take on fee development opportunities, or execute a hybrid of these two models. This will allow us to generate equity in successful projects rather than giving it up. By acquiring Altman Logistics and its platform, we are in the markets we want to be in, have the people we need to grow, have projects underway capable of carrying the cost of this human capital, and can scale beyond our current size disproportionately to G&A growth. We have enhanced our flexibility in how we grow, can earn development fees instead of paying them, can generate equity in successful projects instead of giving it up, and compound these savings into additional projects under the same platform. The combination of development fees and loss in equity on a project can range from 3-15% of total project costs, so reversing that flow of cash and equity is not insignificant to the Company in terms of future financial performance.

This acquisition has refined and augmented a platform and pipeline that management expects will drive earnings and earnings growth, operational cash flow, and net asset value, which we believe we will accomplish through three complementary drivers of value: (1) durable cash flow from mining royalties, (2) operational execution and same-store growth, and (3) development and disciplined capital deployment.

We are fortunate to have as tenants some of the best operators in the aggregates business. They have continued to push price aggressively which is why we saw a $1.5 million improvement in royalty revenue in 2025 despite 500,000 fewer tons mined. Given our market concentration in Florida, I would expect volumes to be flat if not slightly down in 2026 given a relative softening in private construction (with the glaring exception of data centers) and housing starts. Our royalty agreements are based on the previous year's average sales price, so if pricing growth softens, it won't affect our royalty on the price side for another year. Historically, the Florida aggregates market is the tail of the whip in terms of market cyclicality, but that's generally a good thing. We have the utmost confidence in the long term direction of this segment because of the strength of the markets our assets serve and the operating skill of our tenants. It is for those very reasons that this segment has long been a significant cash flow generator for the company and why we have been able to put money towards development at conservative leverage levels relative to your typical developer.
Improving same-store occupancy and performance across our existing assets remains a near-term priority. Multifamily performance, particularly within our Washington DC submarkets, has faced supply pressures and regulatory challenges, though early signs of stabilization are emerging. Industrial vacancies tied to newly delivered buildings or recent move-outs and existing vacancy represent embedded NOI growth as leasing progresses. Fully occupied at current market rates, the vacancies in our current assets represent approximately $3-$3.5 million in NOI growth—growth we can achieve with minimal capital expenditures. It may take a year, it may take two, but we will have our current industrial assets back to the occupancy levels we have historically enjoyed.

Development, and industrial development in particular, continues to be our primary engine for long-term value creation. Our expanded industrial pipeline is set to deliver value in two distinct ways. The merchant development program we acquired from our purchase of Altman Logistics Properties will generate cash from sales upon stabilization. More in line with our traditional growth model are our industrial assets under development in Lakeland and Broward County and Minneola, FL. When these assets reach stabilization in approximately 2028, they will represent approximately $9.3 million in NOI attributable to the Company.

As an asset class, industrial has always been an operating business—more so than ever as industrial moves past the covid surge and into a more normalized environment. Success will require disciplined underwriting and talent in execution, both by leveraging networks to find off market deals in infill locations and developing assets under budget. If assets are well executed and in the right location, a properly capitalized company that underwrites realistically won’t put themselves in a bad place on the front end and won’t have to force anything in terms of leasing and sales that it will regret five years down the line. Talent, discipline, location, and capital have always been the ingredients for success in real estate. Going forward they are an absolute necessity. Our strategy remains concentrated in Florida, New Jersey, and Maryland — markets we know well and where long-term demand drivers remain intact. Each benefits from population density, critical infrastructure, and barriers to entry that constrain supply in well-located submarkets. While near-term conditions vary, these regions serve as essential nodes within the national logistics network, and we invest with that durability in mind.

I have touched on this several times in the past, but anyone who has looked at our sum of the parts valuation will have noticed that the market tends to only give this Company credit for its income producing assets. Anything under development is essentially free for anyone who buys our stock. What that tells me is that the market considers us a “show me” story. Over the next several years, the ratio of our income producing assets to assets under development will shift significantly. When the assets currently under development are producing cash flows, I refuse to believe that the market will continue to look at this company and say “your dollar is worth sixty cents.” As is typical in real estate development cycles, periods of elevated investment, integration, and leasing activity can temporarily pressure reported earnings. Incremental general and administrative costs, depreciation, financing expenses, and capital deployment associated with newly acquired and developing assets will continue to depress near-term financial results. GAAP earnings may therefore understate underlying value creation, while FFO may reflect some continued short-term pressure. Reported results will likely remain mixed until assets under development stabilize, vacancies are leased, and the next phase of earnings and NAV expansion is realized. Said simply, I know that 2026 is likely to be a mixed bag in much the way 2025 was. I also know that is frustrating for any shareholder looking for an immediate turn around to this year. But more important to me is knowing where the Company is headed. For a public company, even a small-cap public company, management and board ownership of this company is disproportionately large. Because insider ownership is so prevalent, there can be no doubt regarding alignment between management and shareholders. When we make capital decisions, we make them based on long-term value creation, even if they come at the expense of short-term results. Because of where we are and where we are going, our chairman bought 14,971 shares in 2025, and I bought 4,166. I won’t speak for him, but I intend to buy just as much in 2026. With the assets, balance sheet, and talent at this Company’s disposal, it is an investment I am only too happy to make, because I am confident that the market will ultimately recognize the value we are set to create with our same store growth and development pipeline. When we do, it will be hard to ignore.

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
OPERATING PROPERTIES
The Company owns (predominately in fee simple but also through ownership of interests in joint ventures) approximately 21,485 acres of land in Florida, Georgia, Maryland, Virginia, South Carolina, and the District of Columbia. This land is held by the Company in four distinct segments: (i) Industrial and Commercial Segment (land owned and operated as income producing rental properties in the form of commercial properties), (ii) Mining Royalty Lands Segment (land owned and leased to mining companies for royalties or rents), (iii) Development Segment (land owned or joint ventures held for investment to be further developed for future income production or sales to third parties), and (iv) Multifamily Segment (ownership, leasing and management of buildings through joint ventures).
Industrial and Commercial Segment. As of December 31, 2025, the Industrial and Commercial Segment includes ten buildings at five commercial properties owned by the Company in fee simple as follows:
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
3)Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 43.4% leased and occupied. The property is subject to commercial leases with various tenants.
4)Hollander 95 Business Park in Baltimore City, MD consists of three industrial buildings totaling 247,340 square feet that are 100.0% leased and occupied.
5)755 Chelsea Road in Harford County, MD is a 258,279 square foot speculative industrial building. Our Development segment completed construction and it moved to this segment as of April 1, 2025.

Mining Royalty Lands Segment – Mining Properties. The Company owns a fee simple interest in 14 open pit aggregates quarries located in Florida, Georgia and Virginia, which comprise approximately 16,640 total acres. The Company’s quarries are subject to mining leases with various tenants, including Vulcan Materials, Martin Marietta, Cemex, Quikrete, and The Concrete Company. Aggregates consist of crushed stone, sand, gravel, fill dirt, limestone, granite and calcium and are used primarily in construction applications.
Ten of the Company’s quarries (located in Grandin, FL, Fort Myers, FL, Keuka, FL, Newberry, FL, Astatula, FL, Lake Louisa, FL, Columbus, GA, Macon, GA, Tyrone, GA, and Manassas, VA; totaling 15,058 acres) are currently being mined, and four of the Company’s quarries (located in Marion County, FL, Astatula, FL, Lake Sand, FL and Forest Park, GA; totaling 1,582 acres) are leased but are not currently being mined. Our typical mining lease requires the tenant to pay the Company a royalty based on the number of tons of mined materials sold from our mining property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. In certain locations, typically where the sand and stone deposits on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the fiscal years ended December 31, 2025, 2024 and 2023, aggregate tons sold with respect to the Company’s mining properties were approximately 8,845,000, 9,351,000 and 9,569,000, respectively.
Mining Royalty Lands Segment - Brooksville Joint Venture. In 2006, a subsidiary of the Company entered into a joint venture agreement with Vulcan Materials Company to jointly own and develop approximately 4,280 acres of land near Brooksville, Florida as a mixed-use community. In April 2011, the Florida Department of Community Affairs issued its final order approving the development of the project consisting of 5,800 residential dwelling units and over 600,000 square feet of commercial and 850,000 square feet of light industrial uses. Zoning for the project was approved by the County in August 2012. Vulcan Materials still mines on the property and the Company receives 100% of the royalty on all tons sold at the Brooksville property. In the fiscal years ended December 31, 2025, 2024, and 2023, aggregate tons sold were approximately 198,000, 203,000 and 239,000, respectively.
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

Development Segment – Industrial and Commercial Land.
At December 31, 2025, this segment owned the following future development parcels:
1)54 acres of land that will be capable of supporting over 635,000 square feet of industrial product located at 1001 Old Philadelphia Road in Aberdeen, MD (Crouse land adjacent to Cranberry Business Park).

2)170 acres of land in Cecil County, MD that can accommodate 900,000 square feet of industrial development.

Development Segment – Land Held for Development or Sale.
At December 31, 2025, this segment was invested in the following development parcels:
1)Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permitted the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. Phase 1 and 2 (Dock 79 & The Maren) are in the multifamily segment. The final two phases, Phase 3 and Phase 4 obtained second-stage PUD approval on October 10, 2025, permitting approximately 602,553 square feet of apartments (~590 units) with first floor retail. The PUD requires Phase 4 construction to commence within 3 years and commencing Phase 3 construction within 3 years after obtaining the Phase 4 certificate of occupancy. The net book value of this property is $9.0 million.
2)Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development. The net book value of this property is $7.0 million.
3)Hampstead Trade Center: The Hampstead Trade Center property in Carroll County, MD is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”. This property is classified as Real estate held for investment, at cost on the balance sheet.
4)Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, MD, into a multi-building business park consisting of approximately 329,000 square feet of single-story office and retail space. The project will take place in several phases. Construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At December 31, 2025 Phase I was 87.2% leased and occupied. In 2024, the partnership agreed to spend up to $1.0 million dollars to amend and modify 218,620 square feet of office and retail development for 153 for rent residential units, up to four (4) one-acre retail lots for ground lease opportunities, and maintain the flexibility to construct a single-story office building totaling 21,760 square feet.
5)Aberdeen Overlook: In October 2021, the Company entered into a loan agreement with CBR Aberdeen, LLC for $31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sales from a residential land development in Harford County, MD.
6)Estero: In August 2022, the Company invested $3.6 million for a 16% interest in a joint venture with Woodfield Development to purchase and develop 46 acres in Estero, FL into a mixed-use project with 596 multifamily units, 60,000 square feet of commercial space, 20,000 square feet of office space and a boutique 170-key hotel. While the joint venture rezoned the property, the Company received a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point. On September 12, 2025, we secured construction financing for the first phase (296 multifamily units and 28,745 square feet of retail) and agreed to invest $7.7 million to maintain our 16% interest.

7)Buzzard Point: In November 2022, the Company entered into a contribution agreement with MRP and Steuart Investment Company (SIC) regarding potential development of an estimated 1,200 multifamily units in four phases on land owned by SIC. The Company entered into a separate agreement with MRP to perform pre-development obligations for the contribution agreement. The Company owns 50% of the partnership with MRP.
8)Woven: In August 2023, the Company entered into an agreement with Woodfield Development for the acquisition and development our third multifamily project in Greenville, SC. On May 30, 2025, we secured construction financing for the $87.8M project with 214 units and 13,500 square feet of ground floor retail that is eligible to receive South Carolina Textile Rehabilitation Credits upon substantial completion and received Special Source Credits equal to 50% of the real estate taxes for a period of 20 years. The project broke ground during the 3rd quarter and substantial completion of the project is expected in late 2027.
9)We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 201,420 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a two building 183,215 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March, 2025 and construction commenced in the second quarter of 2025. Substantial completion of both projects is expected in the second quarter of 2026. On October 21, 2025 we purchased the interests of Altman Logistics in these two joint ventures and now own 100% of both of these projects.
10)Camp Lake: On July 23, 2025, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 377,892 square feet in two warehouses in Lake County, Florida near Orlando, with options for investment in additional industrial warehouses on adjacent properties in the future. Substantial completion of the first warehouse is expected in the first quarter of 2027.
11)Altman Logistics business acquisition: On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. The following table details the projects purchased and the square feet (SF) of the warehouses:

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Substantial completion Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Substantial completion Q1 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Substantial completion Q2 2026
Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617		Land acquisition contract 2026
(1) General Partner investment, distributions will be based upon waterfall model.
Multifamily Segment.
At December 31, 2025, this segment was invested in the following stabilized multifamily joint ventures:
1)Dock 79: In 2014, approximately 2.1 acres (Phase I) of the total 5.8-acres was contributed to a joint venture owned by the Company (77%) and our partner, MRP Realty (23%), and construction commenced in October 2014 on a 305-unit residential apartment building with approximately 14,430 square feet of first floor retail space. The property is located on Potomac Avenue in Washington, DC, across the street from the Nationals Park and is part of a four-phase master development know as Riverfront on the Anacostia. Lease-up commenced in May 2016 and rent stabilization of the residential units of 90% occupied was achieved in the third quarter of 2017. The attainment of stabilization resulted in a change of control for accounting purposes as the veto rights of the minority shareholder lapsed and the Company became the primary beneficiary. As such, beginning July 1, 2017, the Company consolidated the assets (at current fair value based on a third-party opinion), liabilities and operating results of the joint venture. This consolidation resulted in a gain on remeasurement of investment in real estate partnership of $60,196,000 of which $20,469,000 was attributed to the noncontrolling interest. The Company used the fair value amount to calculate adjusted ownership under the Conversion election. As such for financial reporting purposes effective July 1, 2017 the Company ownership is based upon this substantive profit-sharing arrangement and is 66.0% on a prospective basis. During fourth quarter 2022, as part of our new partnership with SIC and MRP, we sold a 20% interest in a tenancy-in-common of Dock 79 where FRP Holdings, Inc. is the majority partner with a 52.8% ownership.
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

Five Year Summary
(Amounts in thousands except per share amounts)

	Years Ended December 31,
	2025	2024	2023	2022	2021
Summary of Operations:
Revenues	$42,846	41,774	41,506	37,481	31,220
Operating profit	$7,028	11,704	11,700	7,996	2,274
Interest expense	$(2,967)	(3,150)	(4,315)	(3,045)	(2,304)
Net income	$2,962	6,460	4,882	4,047	40,094
Income (loss) attributable to noncontrolling interest	$(368)	75	(420)	(518)	11,879
Net income attributable to the Company	$3,330	6,385	5,302	4,565	28,215
Per Common Share:
Basic	$0.18	0.34	0.28	0.24	1.51
Diluted	$0.18	0.34	0.28	0.24	1.50

Financial Summary:
Property and equipment, net	$448,542	407,439	367,320	367,158	350,665
Total assets	$735,145	728,485	709,166	701,084	678,190
Long-term debt	$192,554	178,853	178,705	178,557	178,409
Shareholders' equity	$428,513	423,103	414,520	407,145	396,423
Net Book Value per common share	22.42	22.21	21.85	21.52	21.06
Other Data:
Weighted average common shares - basic	18,967	18,882	18,840	18,772	18,710
Weighted average common shares - diluted	19,015	18,970	18,922	18,870	18,794
Number of employees	25	19	15	13	14

Quarterly Results (unaudited)
(Dollars in thousands except per share amounts)

	For the Quarter Ended				Total Fiscal Year 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Revenues	$10,306	10,850	10,775	10,915	42,846
Operating profit	$2,325	1,657	1,363	1,683	7,028
Net income (loss)	$1,634	624	565	139	2,962
Net income attributable to the Company	$1,710	578	662	380	3,330
Earnings per common share (a):
Net income attributable to the Company-
Basic	$0.09	0.03	0.03	0.02	0.18
Diluted	$0.09	0.03	0.03	0.02	0.18
Market price per common share (b):
High	$31.52	28.95	27.49	25.47	31.52
Low	$27.55	26.30	24.30	22.33	22.33
-

	For the Quarter Ended				Total Fiscal Year 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Revenues	$10,133	10,477	10,633	10,531	41,774
Operating profit	$2,882	2,820	3,083	2,919	11,704
Net income	$1,335	2,059	1,379	1,687	6,460
Net income attributable to the Company	$1,301	2,044	1,361	1,679	6,385
Earnings per common share (a):
Net income attributable to the Company-
Basic	$0.07	0.11	0.07	0.09	0.34
Diluted	$0.07	0.11	0.07	0.09	0.34
Market price per common share (b):
High	$31.78	31.07	30.48	32.48	32.48
Low	$28.64	29.01	27.48	29.00	27.48
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
Residential/mixed-use apartments in Washington, D.C., Greenville, SC, and Florida;
Warehouse or office properties in Maryland, New Jersey and Florida either existing or under development;
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

Multifamily Segment.

As of December 31, 2025 the Multifamily segment included six stabilized joint ventures which own and manage apartment buildings and any associated retail. These assets create revenue and cash flows through tenant rental payments and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15 month lease terms. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 - 15 year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing.

Industrial and Commercial Segment.
The Industrial and Commercial segment owns, leases and manages commercial properties. These assets create revenue and cash flows through tenant rental payments, lease management fees and reimbursements for building operating costs. The Company’s industrial warehouses typically lease for terms ranging from 3 – 10 years often with one or two renewal options. All base rent revenue is recognized on a straight-lined basis. All of the commercial warehouse leases are triple net and common area maintenance costs (CAM Revenue) are billed monthly, and insurance and real estate taxes are billed annually. Office leases are also recognized on a straight-

lined basis. The major cash outlays incurred in this segment are for operating expenses, real estate taxes, building repairs, lease commissions and other lease closing costs, construction of tenant improvements, capital to acquire existing operating buildings and closing costs related thereto and personnel costs of our property management team.
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
Mining Royalty Lands Segment.
Our Mining Royalty Lands segment owns several properties comprising approximately 16,640 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell sand and stone deposits from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the sand and stone deposits on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the year ended December 31, 2025, aggregate royalty tons sold were 9.04 million.
The major expenses in this segment are comprised of collection and accounting for royalties, management’s oversight of the mining leases, land entitlement for post-mining uses and property taxes at our non-leased locations and at our Grandin location which, unlike our other leased mining locations, are not entirely paid by the tenant. As such, our costs in this business are very low as a percentage of revenue, are relatively stable and are not affected by increases in production at our locations. Our current mining tenants are Vulcan Materials, Martin Marietta, Cemex, Quikrete and The Concrete Company.
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

Revenues in this segment are generated from management fee revenues from our joint venture partners and interim property rents. The significant cash outlays incurred in this segment are for land acquisition costs, entitlement costs, property taxes, design and permitting, and the personnel costs of our in-house management team (included in general and administrative expenses) and horizontal and vertical construction costs.

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of December 31, 2025
Brooksville Quarry, LLC	50.00%	$7,530	7,202	—	(45)
BC FRP Realty, LLC	50.00%	5,013	11,880	6,866	387
Buzzard Point Sponsor, LLC	50.00%	2,569	2,569	—	—
Bryant Street Partnerships	72.08%	59,334	134,196	78,389	(5,662)
Lending ventures	—%	14,803	—	—	—
Industrial Partnerships	9.63%	8,477	11,551	4,510	—
Greenville Woven	64.85%	12,231	13,957	1,142	—
Estero Partnership	16.00%	7,008	10,797	1,318	—
The Verge Partnership	61.37%	34,226	74,991	42,037	(2,615)
Greenville Partnerships	40.00%	1,062	35,815	32,042	(1,170)
Total		$152,253	302,958	166,304	(9,105)

The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of December 31, 2025 are summarized in the following two tables (in thousands):

	As of December 31, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily

Investments in real estate, net	$0	174,479	59,843	119,954	107,656	$461,932
Cash and restricted cash	0	3,643	7,406	1,728	3,109	15,886
Unrealized rents & receivables	0	6,783	235	374	92	7,484
Deferred costs	5,138	1,284	0	138	201	6,761
Total Assets	$5,138	186,189	67,484	122,194	111,058	$492,063

Secured notes payable	$0	108,760	8,235	68,498	81,865	$267,358
Other liabilities	0	2,363	3,331	1,509	4,660	11,863
Capital – FRP	2,569	56,735	6,828	31,952	12,385	110,469
Capital – Third Parties	2,569	18,331	49,090	20,235	12,148	102,373
Total Liabilities and Capital	$5,138	186,189	67,484	122,194	111,058	$492,063

	As of December 31, 2025
	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Total Multifamily	Grand Total

Investments in real estate, net	$119,215	$14,350	21,539	11,318	461,932	$628,354
Cash and restricted cash	760	53	1,347	0	15,886	18,046
Unrealized rents & receivables	0	0	548	0	7,484	8,032
Deferred costs	0	1	325	0	6,761	7,087
Total Assets	$119,975	$14,404	23,759	11,318	492,063	$661,519

Secured notes payable	$46,843	$0	13,731	(3,484)	267,358	$324,448
Other liabilities	6,163	0	288	0	11,863	18,314
Capital – FRP	7,239	7,530	4,870	14,802	110,469	144,910
Capital - Third Parties	59,730	6,874	4,870	0	102,373	173,847
Total Liabilities and Capital	$119,975	$14,404	23,759	11,318	492,063	$661,519

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of December 31, 2025:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$329,303	62,260	47,729	187,237	108,616	$735,145
Investments in unconsolidated joint ventures	(94,622)		(7,530)	(50,101)		(152,253)
Company's share of assets in unconsolidated joint ventures	245,002		7,202	50,754		302,958
Noncontrolling interest in consolidated assets	(105,761)			(790)	(1,764)	(108,315)
Pro rata assets	$373,922	62,260	47,401	187,100	106,852	$777,535

Consolidated secured notes payable	179,001			13,553		192,554
Company's share of debt in unconsolidated joint ventures	153,610			12,694		166,304
Noncontrolling interest in consolidated debt	(81,407)					(81,407)
Pro rata debt	$251,204	—	—	26,247	—	$277,451

Pro rata assets less debt	$122,718	62,260	47,401	160,853	106,852	$500,084
Deferred income taxes						(66,900)
Other liabilities and noncontrolling interest adjustment						(4,671)
Consolidated shareholder's equity						$428,513

Highlights 2025 compared to 2024:
•48% decrease in Net Income ($3.3 million vs $6.4 million) mainly due to $2.5 million of expenses related to acquiring the Altman Logistics platform. Excluding the $2.5 million of Altman acquisition expenses, adjusted Net income was down $1.1 million primarily due to the Industrial and commercial segment's operating profit decline of $1.4 million.
•0.7% decrease in pro rata NOI ($37.9 million vs $38.1 million) primarily due to a non-recurring $1.85 million minimum royalty payment in last year's third quarter partially offset by a $0.62 million royalty overpayment deduction in the prior year. The one-time, catch-up payment applied to the prior twenty-four months when the tenant failed to meet a production requirement contained in the lease. The revenue from this payment was straight-lined over the life of the lease. Excluding the $1.23 million positive net impact of non-recurring items in last year, adjusted pro rata NOI was up $1.0 million (3%) this year.
•Multifamily segment’s pro rata NOI decreased slightly as improved results at Bryant Street, .408 Jackson and The Verge were offset by reduced occupancy, uncollectable revenue along with higher operating costs and property taxes at Maren and higher than typical maintenance expenses at Dock 79.
•8% decrease in Industrial and Commercial revenue and 14% decrease in that segment’s NOI due to vacancies following an eviction and lease expirations.
•Mining Royalty Lands' Segment's NOI increased slightly. Excluding the $1.23 million non-recurring, positive net impact last year, adjusted pro rata NOI in this segment was up $1.5 million or 11% due to higher royalties per ton.

Executive Summary and Analysis

Results for 2025 were in line with the expectations we outlined earlier this year. Reported net income declined compared to 2024 primarily due to legal expenses associated with the acquisition of Altman Logistics Properties in October 2025. This acquisition was a critical step and tactical change in how we will execute our development strategy and is crucial to pro rata net operating income growth and expanding our asset base for the rest of this decade.
Pro rata Net Operating Income (NOI) for 2025 was down 0.7% compared to the previous year. In 2024, the Mining Royalty Lands segment benefitted from two non-recurring events which had a net positive impact to NOI of ~$1.2M. Adjusting for the $1.2M of non-recurring mining items from 2024, NOI would have been up by ~$1.0M, despite the vacancy and leasing headwinds we faced in our Commercial and Industrial segment.

Looking forward to 2026 and beyond, we will look to generate value in two ways. The first way, and the more immediate return, is through increasing same store industrial and commercial NOI.

Absolutely essential to that is resolving our current industrial vacancies (approximately 400,000 square feet) to restore the segment’s occupancy percentages back to the levels it has traditionally enjoyed. At current market rents, this represents approximately $3-3.5 million in NOI improvement to this segment that can be achieved with minimal capex.

The second way we will generate value is through our development segment. We have three industrial assets under development in Lakeland and Broward County, FL and Minneola, FL, totaling 762,085 square feet of new, Class A industrial space. At lease-up stabilization, these assets represent approximately $9.3M in NOI attributable to the Company. Just as important if not more so was the acquisition of Altman Logistics in late 2025. This purchase included not only equity interests in joint ventures currently under development, but also key personnel who fill roles that were already envisioned as part of our development strategy. These new employees broaden our real estate development capabilities and do so in a manner which we expect to be highly accretive to the business. Prior to this transaction, our only method for expanding outside the Mid-Atlantic was through joint ventures. We saved the time and money of not having to hire new employees and open a new office, but the tradeoff was development fees and equity in successful projects. Through this acquisition, we have not only filled roles necessary to future growth with proven talent, but done so with employees based in markets beyond our historic development footprint that we previously needed joint ventures to enter. The additional cashflows generated from the future sale of our minority interests acquired in the Altman transaction will help fuel our newly expanded development platform. Far more important in terms of strategy and tactics, is the flexibility this transaction gives the Company. We are now able to execute both in-house development as well as fee development, or a hybrid of the two, and do so while generating equity for shareholders rather than giving it up. By acquiring Altman Logistics and its platform, through both the equity interest in projects currently under development and the team that came with it, we are in the markets we want to be in, have the people we need to grow, have projects underway capable of carrying the cost of this human capital, and can scale beyond our current size disproportionately to G&A growth and in lieu of bringing on additional JV partners. We have enhanced our flexibility in how we grow, can earn development fees instead of paying them, can generate equity in successful projects instead of giving it up, and compound these savings into additional projects under the same platform. The combination of development fees and loss in equity on a project can range from 3-15% of total project costs, so reversing that flow of cash and equity is not insignificant to the Company in terms of future earnings, cash flow, and NAV growth.

COMPARATIVE RESULTS OF OPERATIONS
Consolidated Results

(dollars in thousands)	Twelve Months Ended December 31,
	2025	2024	Change	%
Revenues:
Lease revenue	$28,252	28,922	$(670)	-2.3%
Mining royalty and rents	14,380	12,852	1,528	11.9%
Joint venture management fee revenue	214	—	214
Total revenues	42,846	41,774	1,072	2.6%

Cost of operations:
Depreciation, depletion and amortization	10,959	10,187	772	7.6%
Operating expenses	10,297	7,170	3,127	43.6%
Property taxes	3,907	3,437	470	13.7%
General and administrative	10,655	9,276	1,379	14.9%
Total cost of operations	35,818	30,070	5,748	19.1%

Total operating profit	7,028	11,704	(4,676)	-40.0%

Net investment income	8,824	11,112	(2,288)	-20.6%
Interest expense	(2,967)	(3,150)	183	-5.8%
Equity in loss of joint ventures	(9,105)	(11,359)	2,254	-19.8%
(Loss) gain on sale of real estate	—	182	(182)	-100.0%
Income before income taxes	3,780	8,489	(4,709)	-55.5%
Provision for income taxes	818	2,029	(1,211)	-59.7%

Net income	2,962	6,460	(3,498)	-54.1%
Income (loss) attributable to noncontrolling interest	(368)	75	(443)	-590.7%
Net income attributable to the Company	$3,330	6,385	$(3,055)	-47.8%

Net income for 2025 was $3,330,000 or $.18 per share versus $6,385,000 or $.34 per share last year. Excluding the $2.5 million of Altman acquisition expenses, adjusted Net Income was down $1.1 million. Pro rata NOI for 2025 was $37,863,000 versus $38,139,000 last year. Excluding the $1.23 million positive net impact of non-recurring items in last year, adjusted pro rata NOI was up $1.0 million (3%) this year. The following items impacted the comparative results:
•Operating profit decreased $4,676,000 impacted by $2,505,000 of expenses related to the Altman Logistics platform acquisition and higher General and administrative expense ($1,041,000 net of $214,000 Development fee revenue and $124,000 of acquisition expenses). General and administrative expense increased primarily due to overlapping compensation as a result of the implementation of our executive succession and transition plan that commenced in June, 2024 along with the new employees from the acquisition. Operating profit at our consolidated Multifamily segment (Dock & Maren only) decreased $1,164,000 due to lower occupancy and higher bad debts along with higher than typical maintenance expenses to upgrade our tenants' experience. Industrial and commercial segment's operating profit declined $1,372,000 because of a $652,000 increase in depreciation expense from completion of our new Chelsea warehouse, as well as lower occupancy due to a tenant default and non-renewing leases. Mining Royalty Land's segment operating profit increased $1,400,000 due to higher per ton royalty revenues and the prior year's overpayment deduction of $619,000.
•Net investment income decreased $2,288,000 due to reduced earnings on cash equivalents ($1,956,000) and reduced income from our lending ventures ($332,000) primarily due to fewer residential lot sales.
•Interest expense decreased $183,000 compared to the same period last year as we capitalized $182,000 more interest. More interest was capitalized due to increased in-house and joint venture projects under development this year compared to last year.
•Equity in loss of Joint Ventures improved $2,254,000 due to improved results at our unconsolidated joint ventures. Results improved $719,000 at Windlass Run Business Park due to improved occupancy, lower variable interest rates ($246,000) and a $302,000 write-off of prior entitlement costs due to the change in use. Bryant Street results improved $1,059,000 due to lower variable interest rates ($732,000) along with a $305,000 improved NOI. Results improved $487,000 at The Verge primarily due to $284,000 lower interest expense following the refinancing in 2024 along with a $131,000 improvement in NOI.
Multifamily Segment (pro rata consolidated and pro rata unconsolidated)

	Twelve Months Ended December 31,
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$33,250	100.0%	32,378	100.0%	872	2.7%

Depreciation and amortization	13,533	40.7%	13,311	41.1%	222	1.7%
Operating expenses	10,984	33.0%	10,558	32.6%	426	4.0%
Property taxes	3,972	11.9%	3,682	11.4%	290	7.9%

Cost of operations	28,489	85.7%	27,551	85.1%	938	3.4%

Operating profit before G&A	$4,761	14.3%	4,827	14.9%	(66)	-1.4%

Depreciation and amortization	13,533		13,311		222
Unrealized rents & other	(184)		39		(223)
Net operating income	$18,110	54.5%	18,177	56.1%	(67)	-.4%
The combined consolidated and unconsolidated pro rata net operating income this year for this segment was $18,110,000, down $67,000 compared to $18,177,000 last year. NOI at Dock 79 was down $160,000 (4%) due to higher than typical maintenance expenses to improve our tenants' experience. Maren NOI was down $457,000 (12%) due to lower occupancy and bad debts ($224,000), higher property taxes ($99,000), and higher than typical maintenance expenses. Bryant Street NOI increased $305,000 (5%) primarily due to improved occupancy, lower bad debts and higher retail revenues. Riverside NOI decreased $29,000 (3%) primarily due to higher property taxes ($53,000). NOI at .408 Jackson increased $143,000 (11%) primarily due to improved rental rates. The Verge NOI increased $131,000 (5%) primarily due to higher occupancy and reduced rent concessions more than offsetting a $128,000 increase in property taxes.

Apartment Building	Units	Pro rata NOI 2025	Pro rata NOI 2024	Avg. Occupancy 2025	Avg. Occupancy 2024	Renewal Success Rate YTD 2025	Renewal % increase 2025

Dock 79 Anacostia DC	305	$3,640,000	$3,800,000	94.0%	94.2%	70.9%	3.9%
Maren Anacostia DC	264	$3,319,000	$3,776,000	92.6%	94.3%	56.9%	4.0%
Riverside Greenville	200	$832,000	$861,000	92.4%	93.3%	61.0%	4.4%
Bryant Street DC	487	$6,098,000	$5,793,000	92.4%	91.4%	59.5%	2.7%
.408 Jackson Greenville	227	$1,441,000	$1,298,000	94.4%	95.0%	60.0%	3.2%
Verge Anacostia DC	344	$2,780,000	$2,649,000	92.5%	90.0%	66.0%	2.1%
Multifamily Segment	1,827	$18,110,000	$18,177,000	93.0%	92.7%

Multifamily Segment (Consolidated - Dock & Maren)

	Twelve Months Ended December 31,
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$21,852	100.0%	22,096	100.0%	(244)	-1.1%

Depreciation and amortization	7,940	36.4%	7,936	35.8%	4	0.1%
Operating expenses	6,713	30.7%	6,047	27.4%	666	11.0%
Property taxes	2,538	11.6%	2,288	10.4%	250	10.9%

Cost of operations	17,191	78.7%	16,271	73.6%	920	5.7%
Operating profit before G&A
	$4,661	21.3%	5,825	26.4%	(1,164)	-20.0%

Total revenues for our two consolidated joint ventures (Dock & Maren) were $21,852,000, a decrease of $244,000 versus $22,096,000 last year. Revenues increased $60,000 at Dock 79 due to improved retail billings and Maren revenues decreased $304,000 due to lower occupancy and higher bad debts. Operating expenses increased at both properties due to higher than typical maintenance expenses to upgrade our tenants' experience and higher property taxes. Total operating profit before G&A for the consolidated joint ventures was $4,661,000, down $1,164,000, or 20% versus $5,825,000 last year.

Multifamily Segment (Pro rata unconsolidated)

	Twelve Months Ended December 31,
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$21,348	100.0%	20,336	100.0%	1,012	5.0%

Depreciation and amortization	9,181	43.0%	8,961	44.1%	220	2.5%
Operating expenses	7,412	34.7%	7,332	36.1%	80	1.1%
Property taxes	2,590	12.1%	2,438	12.0%	152	6.2%

Cost of operations	19,183	89.9%	18,731	92.1%	452	2.4%

Operating profit before G&A	$2,165	10.1%	1,605	7.9%	560	34.9%

For our four unconsolidated joint ventures, pro rata revenues were $21,348,000, an increase of $1,012,000 or 5% compared to $20,336,000 in the same period last year as all four projects experienced revenue improvement. Revenues improved at the Verge (up $446,000) due to higher occupancy and lower rent concessions, at Bryant Street (up $262,000) due to improved occupancy, lower bad debts and higher retail revenues, at .408 Jackson (up $229,000) due to improved rates, and at Riverside (up $76,000). Depreciation increased $220,000 primarily due to the write-off of water damaged fixed assets as a result of two small accidental fires. Pro rata operating profit before G&A was $2,165,000 versus $1,605,000 last year, an increase of $560,000 or 35%.
Industrial and Commercial Segment

	Twelve Months Ended December 31,
(dollars in thousands)	2025	%	2024	%	Change	%

Lease revenue	$5,150	100.0%	5,621	100.0%	(471)	(8.4%)

Depreciation and amortization	2,096	40.8%	1,444	25.7%	652	45.2%
Operating expenses	913	17.7%	803	14.3%	110	13.7%
Property taxes	403	7.8%	264	4.7%	139	52.7%

Cost of operations	3,412	66.3%	2,511	44.7%	901	35.9%

Operating profit before G&A	$1,738	33.7%	3,110	55.3%	(1,372)	(44.1%)

Depreciation and amortization	2,096		1,444		652
Unrealized revenues	94		(7)		101
Net operating income	$3,928	76.3%	$4,547	80.9%	$(619)	(13.6%)

Total revenues in this segment were $5,150,000, down $471,000 or 8%, over last year. Operating profit before G&A was $1,738,000, down $1,372,000 or 44% from $3,110,000 last year. Depreciation and amortization increased $652,000 primarily due to last April's completion of our 258,000 square foot speculative Chelsea warehouse. Net operating income in this segment was $3,928,000, down $619,000 or 14% compared to last year. Cranberry NOI was down $509,000 due to average occupancy of 58% compared to 92% last year. Chelsea NOI was negative $118,000 due to carry costs. NOI at 34 Loveton was down $67,000 due to average occupancy of 81% compared to 91% last year. Hollander NOI increased $77,000 while it remained fully occupied.

Mining Royalty Lands Segment Results

	Twelve Months Ended December 31,
(dollars in thousands)	2025	%	2024	%	Change	%

Mining royalty and rent revenue	$14,380	100.0%	12,852	100.0%	1,528	11.9%

Depreciation, depletion and amortization	752	5.1%	636	5.0%	116	18.2%
Operating expenses	65	0.5%	69	0.5%	(4)	-5.8
Property taxes	310	2.2%	294	2.3%	16	5.4%

Cost of operations	1,127	7.8%	999	7.8%	128	12.8%

Operating profit before G&A	$13,253	92.2%	11,853	92.2%	1,400	11.8%

Depreciation and amortization	752		636		116
Unrealized revenues	608		1,907		(1,299)
Net operating income	$14,613	101.6%	$14,396	112.0%	$217	1.5%

Total revenues in this segment were $14,380,000, an increase of $1,528,000 or 12% versus $12,852,000 last year. Royalty revenues in the prior year were impacted by the deduction of royalties to resolve an $842,000 overpayment which we referenced previously. During 2024, the tenant withheld $619,000 in royalties otherwise due to the Company. Royalty tons were down 5% primarily due to a decrease at one location that had one-time project specific rail shipments in the prior year. The revenue reduction from the decreased volume was more than offset by (i) increased royalties per ton (up 12.8% excluding the prior year payment deduction) and (ii) the overpayment reduction in the prior year. Total operating profit before G&A in this segment was $13,253,000, an increase of $1,400,000 versus $11,853,000 last year. Net operating income in this segment was $14,613,000, up only $217,000 compared to last year as the higher revenues this year were nearly offset by the $1.23M non-recurring, net positive impact in last year.

Development Segment Results

	Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	Change

Lease revenue	$1,250	1,205	45
Joint venture management fee revenue	214	—	214
Total revenues	1,464	1,205	259

Depreciation, depletion and amortization	171	171	—
Operating expenses	2,606	251	2,355
Property taxes	656	591	65

Cost of operations	3,433	1,013	2,420

Operating (loss) profit before G&A	$(1,969)	192	(2,161)

Joint venture management fee revenues are fees paid to the Company primarily from our three minority ownership warehouse projects acquired October 21, 2025. Development segment operating expenses included $2,381,000 of expenses related to the Altman Logistics platform acquisition.

With respect to ongoing Development Segment projects:
▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $27.8 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. At quarter-end, 195 lots have been sold and $26.4 million has been returned to the company of which $6.4 million was booked as profit to the Company.
▪We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 201,420 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a two building 183,215 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March, 2025 and construction commenced in the second quarter of 2025. Substantial completion of both projects is expected in the second quarter of 2026. On October 21, 2025 we purchased the interests of Altman Logistics.
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
▪On July 23,2025, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 377,892 square feet in two warehouses in Lake County, Florida near Orlando, with options for investment in additional industrial warehouses on adjacent properties in the future. Substantial completion of the first warehouse is expected in the first quarter of 2027,

▪ On September 12, 2025, we secured construction financing for the first phase (296 multifamily units and 28,745 square feet of retail) of our Estero joint venture with Woodfield Development, located between Naples and Ft. Myers. Substantial completion is expected late 2027.
▪On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. In conjunction with the acquisition, the Company hired six of Altman Logistic's employees. The following table details the projects purchased and the square feet (SF) of the warehouses:

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Substantial completion Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Substantial completion Q1 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Substantial completion Q2 2026
Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617		Land acquisition contract 2026
(1) General Partner investment, distributions will be based upon waterfall model.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of December 31, 2025, we had $105,361,000 of cash, cash equivalents, and restricted cash. As of December 31, 2025 we had no debt borrowed under our $50 million Wells Fargo revolver, $410,000 outstanding under letters of credit and $49,590,000 available to borrow under the revolver.
Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Twelve Months Ended December 31,
	2025	2024
Total cash provided by (used for):
Operating activities	$29,677	28,986
Investing activities	(73,670)	(50,166)
Financing activities	(581)	12,700
Increase (decrease) in cash and cash equivalents	$(44,574)	(8,480)

Outstanding debt at the beginning of the period	178,853	178,705
Outstanding debt at the end of the period	192,554	178,853

Operating Activities - Net cash provided by operating activities for the year ended December 31, 2025 was $30 million versus $29 million last year. The increase was primarily due to increased accounts payables and depreciation mostly offset by a $3.5 million decrease in net income and a $1.7 million increase in deferred and current income taxes.
Investing Activities - Net cash used in investing activities for the year ended December 31, 2025 was $74 million versus $50 million in the same period last year. The $24 million increase was primarily due to the $23.5 million Altman Logistics platform acquisition.
Financing Activities – Net cash used in financing activities was $581,000 versus $13 million provided in the same period last year. The contributions from noncontrolling interests decreased $14 million reflecting Altman Logistics contributions at the higher ownership level prior to the loan closings. We repurchased $464,000 of Company stock in 2025 related to the vesting of equity compensation.

Credit Facilities - On July 21, 2025, the Company entered into a 2025 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated December 22, 2023. The Credit Agreement establishes a three-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of December 31, 2025, these covenants would have limited our ability to pay dividends to a maximum of $87 million combined.
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

On March 7, 2025 the Lakeland partnership secured a $16.0 million loan with a floating rate equal to SOFR plus 2.75% from Seacoast National Bank. It is a three-year construction/stabilization loan with a 2-year conditional extension at SOFR plus 2.50% with an interest rate swap conversion.
On March 13, 2025 the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. It is a three-year construction/stabilization loan with a 2-year conditional extension at SOFR plus 2.25%.
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
On October 21, 2025 as part of the Altman Logistics platform acquisition the Company assumed minority equity ownership interests in three joint ventures which had existing construction debt agreements. Delray partnership secured a $23.8 million loan at SOFR plus 3.50% from City National Bank. It is a two-year construction loan issued April 4, 2024 with two one-year conditional extensions. The Delray partnership also secured a two-year $7.5 million loan at SOFR plus 3.75% on April 4, 2024 from City National for the land for future phases of the project, also with two one-year conditional extensions. Parsippany partnership secured a $22.0 million loan at SOFR plus 2.75% from Truist Bank. It is a three-year construction loan issued January 15, 2025 with a one-year conditional extension. Hamilton partnership secured a $20.5 million loan at SOFR plus 3.50% from the joint venture partner effective for three years from May 22, 2025 with two one-year conditional extensions.

Cash Requirements – The Company expects to invest cash of $75 million into our existing real estate holdings and joint ventures during 2026 and $114 million beyond 2026 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings through credit facilities.

Non-GAAP Financial Measures.
To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro rata net operating income (NOI), adjusted Pro rata net operating income, and adjusted Net income because we believe they assist investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. We provided an adjusted Net Income to adjust for the impact of one-time expenses of the Altman Logistics acquisition, which is a material business combination unlike our historical real estate acquisitions or joint ventures where expenses are capitalized. We also provided adjusted net operating income to adjust for the impact of the one-time material royalty payment in the third quarter of 2024 to better depict the comparable results. Management believes these adjustments provide a more accurate comparison of our on-going business operations and results over time due to the non-recurring, material and unusual nature of these two specific items. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. For ease of comparison all the figures in the tables below include the results for The Verge in the Multifamily segment for all periods shown.

Pro Rata Net Operating Income Reconciliation
Twelve months ended 12/31/25 (in thousands)

	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals
Net income (loss)	$1,330	1,270	(5,773)	10,104	(3,969)	2,962
Income tax allocation	408	390	(1,784)	3,104	(1,300)	818
Income (loss) before income taxes	1,738	1,660	(7,557)	13,208	(5,269)	3,780

Less:
Management fee revenue		214		—		214
Interest income		3,243	18		5,563	8,824
Plus:
Unrealized rents	94	1	21	608	—	724
Professional fees		2,406	164			2,570
Equity in loss of joint ventures	—	(386)	9,446	45		9,105
Interest expense	—	—	2,790	—	177	2,967
Depreciation/amortization	2,096	171	7,940	752		10,959
General and administrative	—	—	—	—	10,655	10,655
						—
Net operating income (loss)	3,928	395	12,786	14,613	—	31,722

NOI of noncontrolling interest			(5,827)			(5,827)
Pro rata NOI from unconsolidated joint ventures		817	11,151			11,968

Pro rata net operating income	$3,928	1,212	18,110	14,613	—	37,863

Pro Rata Net Operating Income Reconciliation
Twelve months ended 12/31/24 (in thousands)

	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals
Net income (loss)	$1,459	(3,098)	(5,708)	8,219	5,588	6,460
Income tax allocation	448	(952)	(1,764)	2,525	1,772	2,029
Income (loss) before income taxes	1,907	(4,050)	(7,472)	10,744	7,360	8,489

Less:
Unrealized rents	7	—	—	—	—	7
Gain on sale of real estate	—	—	—	182	—	182
Interest income	—	3,574	—	—	7,538	11,112
Plus:
Unrealized rents	—	—	10	1,907	—	1,917
Professional fees	—	—	85	—	—	85
Equity in loss of joint ventures	—	2,049	9,266	44	—	11,359
Interest expense	—	—	2,972	—	178	3,150
Depreciation/amortization	1,444	171	7,936	636	—	10,187
General and administrative	1,203	5,767	1,059	1,247	—	9,276
						—
Net operating income (loss)	4,547	363	13,856	14,396	—	33,162

NOI of noncontrolling interest	—	—	(6,326)	—	—	(6,326)
Pro rata NOI from unconsolidated joint ventures	—	656	10,647	—	—	11,303

Pro rata net operating income	$4,547	1,019	18,177	14,396	—	38,139

	Three Months Ended
	December 31		Years Ended December 31
	2025	2024	2025	2024
Reconciliation of net Income to adjusted net income:

Net income attributable to the Company	$380	$1,679	$3,330	$6,385
Adjustments related to Altman acquisition expenses:
Operating expenses	431	—	2,381	—
General and administrative	81	—	124	—
Total adjustments to net income before income taxes	512	—	2,505	—
Income tax effect on non-GAAP adjustment	(120)	—	(589)	—
Adjusted net income attributable to the Company	$772	$1,679	$5,246	$6,385

Reconciliation of NOI to adjusted NOI:

Pro rata net operating income	$9,288	$9,103	$37,863	$38,139
Minimum royalty payment applicable to prior 24 months	—	—	—	(1,853)
Deduction to resolve royalty overpayment	—	—	—	619
Adjusted pro rata net operating income	$9,288	$9,103	$37,863	$36,905

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
Income Taxes. The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the related tax expense or benefit has already been recorded in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in the Consolidated Financial Statements compared with when they are recognized in the tax returns. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent recovery is not probable, a valuation allowance is established and included as an expense as part of our income tax provision. No valuation allowance was recorded at December 31, 2025, as all deferred tax assets are considered more likely than not to be realized. Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on the provision for income taxes. As part of the calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter, for which an established accrual was made, is audited and resolved.
INFLATION
Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. Substantially all of the Company’s royalty agreements are based on a percentage of the sales price of the related mined items. Substantially all lease agreements provide escalation provisions.

CONSOLIDATED STATEMENTS OF INCOME – Years ended December 31
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Lease revenue	$28,252	28,922	28,979
Mining royalty and rents	14,380	12,852	12,527
Joint venture management fee revenue	214	—	—
Total revenues	42,846	41,774	41,506

Cost of operations:
Depreciation, depletion and amortization	10,959	10,187	10,821
Operating expenses	10,297	7,170	7,364
Property taxes	3,907	3,437	3,650
General and administrative	10,655	9,276	7,971
Total cost of operations	35,818	30,070	29,806

Total operating profit	7,028	11,704	11,700

Net investment income	8,824	11,112	10,897
Interest expense	(2,967)	(3,150)	(4,315)
Equity in loss of joint ventures	(9,105)	(11,359)	(11,937)
Gain on sale of real estate and other income	—	182	53

Income before income taxes	3,780	8,489	6,398
Provision for income taxes	818	2,029	1,516

Net income	2,962	6,460	4,882
(Loss) gain attributable to noncontrolling interest	(368)	75	(420)

Net income attributable to the Company	$3,330	6,385	5,302

Earnings per common share:
Net income attributable to the Company -
Basic	$0.18	0.34	0.28
Diluted	$0.18	0.34	0.28

Number of shares (in thousands) used in computing:
-basic earnings per common share	18,967	18,882	18,840
-diluted earnings per common share	19,015	18,970	18,922
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Years ended December 31
(In thousands)

	Years Ended December 31,
	2025	2024	2023

Net income	$2,962	6,460	4,882
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on investments, net of income tax effect of $—, $49 and $563	1	52	1,341
Minimum pension liability, net of income tax effect of $(10), $(10) and $(12)	(32)	(32)	(30)
Comprehensive income	$2,931	6,480	6,193

Less comp. income (loss) attributable to noncontrolling interest	(368)	75	(420)

Comprehensive income attributable to the Company	$3,299	6,405	6,613
See accompanying notes.

CONSOLIDATED BALANCE SHEETS – As of December 31
(In thousands, except share data)

Assets:	December 31, 2025	December 31, 2024
Real estate investments at cost:
Land	$182,936	168,943
Buildings and improvements	309,132	283,421
Projects under construction	45,032	32,770
Total investments in properties	537,100	485,134
Less accumulated depreciation and depletion	88,558	77,695
Net investments in properties	448,542	407,439

Real estate held for investment, at cost	12,626	11,722
Investments in joint ventures	153,084	153,899
Net real estate investments	614,252	573,060

Cash, cash equivalents and restricted cash including $11,394 and $1,315 of restricted cash at December 31, 2025 and 2024, respectively	105,361	149,935
Accounts receivable, net	1,874	1,352
Federal and state income taxes receivable	1,071	—
Unrealized rents	1,264	1,380
Deferred costs	3,768	2,136
Goodwill	6,893	—
Other assets	662	622
Total assets	$735,145	728,485

Liabilities:
Secured notes payable	$192,554	178,853
Accounts payable and accrued liabilities	12,148	6,026
Other liabilities	2,317	1,487
Federal and state income taxes payable	—	611
Deferred revenue	3,356	2,437
Deferred income taxes	66,900	67,688
Deferred compensation	1,524	1,465
Tenant security deposits	689	805
Total liabilities	279,488	259,372

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,109,541 and 19,046,894 shares issued and outstanding, respectively	1,911	1,905
Capital in excess of par value	71,368	68,876
Retained earnings	355,210	352,267
Accumulated other comprehensive income, net	24	55
Total shareholders’ equity	428,513	423,103
Noncontrolling interests	27,144	46,010
Total equity	455,657	469,113
Total liabilities and equity	$735,145	728,485
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Years ended December 31
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$2,962	6,460	4,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,375	10,390	10,975
Deferred income taxes	(788)	(1,768)	1,496
Equity in loss of joint ventures	9,105	11,359	11,937
Gain on sale of equipment and property	(16)	(209)	(14)
Stock-based compensation	2,089	1,957	1,738
Net changes in operating assets and liabilities:
Accounts receivable	(65)	(306)	120
Deferred costs and other assets	(196)	964	(499)
Accounts payable and accrued liabilities	6,951	(795)	3,028
Income taxes payable and receivable	(1,682)	948	(355)
Other long-term liabilities	(58)	(14)	(337)
Net cash provided by operating activities	29,677	28,986	32,971

Cash flows from investing activities:
Investments in properties	(51,137)	(51,194)	(11,217)
Investments in joint ventures	(20,380)	(16,372)	(46,693)
Return of capital from investments in joint ventures	21,344	17,176	9,210
Logistics platform business combination, net of cash acquired	(23,513)	—	—
Proceeds from sale of assets	16	224	16
Net cash (used in) provided by investing activities	(73,670)	(50,166)	(48,684)

Cash flows from financing activities:
Proceeds from long-term debt	13,888	—	—
Debt issue costs	(2,037)	—	—
Contribution from noncontrolling interest	1,234	15,706	—
Distribution to noncontrolling interests	(13,433)	(3,227)	(3,190)
Repurchase of Company stock	(464)	—	(2,000)
Exercise of employee stock options	231	221	1,024
Net cash (used in) provided by financing activities	(581)	12,700	(4,166)

Net (decrease) in cash, cash equivalents, and restricted cash	(44,574)	(8,480)	(19,879)
Cash, cash equivalents and restricted cash at beginning of year	149,935	158,415	178,294
Cash, cash equivalents and restricted cash at end of the year	$105,361	149,935	158,415

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$2,727	2,971	4,165
Income taxes, federal	$2,999	2,590	508
Income taxes, state	$239	200	419
Noncash items:
Profits interest equity grant associated with business combination	$344	—	—
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income, net of tax	Total Share Holders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount

Balance at January 1, 2023	18,919,372	$1,892	$64,212	$342,317	$(1,276)	$407,145	$37,066	$444,211

Exercise of stock options	49,710	5	1,019	—	—	1,024	—	1,024
Stock option grant compensation	—	—	60	—	—	60	—	60
Restricted stock compensation	—	—	1,028	—	—	1,028	—	1,028
Shares granted to Employee	1,856	—	50	—	—	50	—	50
Shares granted to Directors	20,760	2	598	—	—	600	—	600
Restricted stock award	50,568	5	(5)	—	—	—	—	—
Shares purchased and cancelled	(73,818)	(7)	(256)	(1,737)	—	(2,000)	—	(2,000)
Net income	—	—	—	5,302	—	5,302	(420)	4,882
Distributions to partners	—	—	—	—	—	—	(3,190)	(3,190)
Minimum pension liability, net	—	—	—	—	(30)	(30)	—	(30)
Unrealized gains on investment, net	—	—	—	—	1,341	1,341	—	1,341

Balance at December 31, 2023	18,968,448	$1,897	$66,706	$345,882	$35	$414,520	$33,456	$447,976

Exercise of stock options	16,420	2	219	—	—	221	—	221
Stock option grant compensation	—	—	78	—	—	78	—	78
Restricted stock compensation	—	—	1,279	—	—	1,279	—	1,279
Shares granted to Directors	19,356	2	598	—	—	600	—	600
Restricted stock award	42,670	4	(4)	—	—	—	—	—
Shares purchased and cancelled	—	—	—	—	—	—	—	—
Net income	—	—	—	6,385	—	6,385	75	6,460
Contributions from partner	—	—	—	—	—	—	15,706	15,706
Distributions to partners	—	—	—	—	—	—	(3,227)	(3,227)
Minimum pension liability, net	—	—	—	—	(32)	(32)	—	(32)
Unrealized gains on investment, net	—	—	—	—	52	52	—	52

Balance at December 31, 2024	19,046,894	$1,905	$68,876	$352,267	$55	$423,103	$46,010	$469,113

Exercise of stock options	14,840	1	230	—	—	231	—	231
Stock option grant compensation	—	—	155	—	—	155	—	155
Restricted stock compensation	—	—	1,329	—	—	1,329	—	1,329
Shares granted to Employee	220	—	5	—	—	5	—	5
Shares granted to Directors	21,900	2	598	—	—	600	—	600
Restricted stock award	45,968	5	(5)	—	—	—	—	—
Shares purchased and cancelled	(20,281)	(2)	(75)	(387)	—	(464)	—	(464)
Net income	—	—	—	3,330	—	3,330	(368)	2,962
Contributions from partner	—	—	—	—	—	—	1,234	1,234
Distributions to partners	—	—	(89)	—	—	(89)	(19,732)	(19,821)
Profits interest equity grant	—	—	344	—	—	344	—	344
Minimum pension liability, net	—	—	—	—	(32)	(32)	—	(32)
Unrealized gains on investment, net	—	—	—	—	1	1	—	1

Balance at December 31, 2025	19,109,541	$1,911	$71,368	$355,210	$24	$428,513	$27,144	$455,657

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
ALTMAN LOGISTICS PLATFORM ACQUISITION - On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. Altman Logistics held minority interests in a portfolio of institutional-grade industrial assets under various stages of development (including the Company’s industrial developments in Lakeland and Davie, FL) as well as a contract for the purchase of an industrial land parcel. In conjunction with the acquisition, the Company hired six of Altman Logistic's employees. See Footnote 17.
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
CONSOLIDATION - The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. inclusive of our wholly owned operating real estate subsidiaries, FRP Development Corp., Florida Rock Properties, Inc., and consolidated partnerships Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, Camp Lake Venture IA, LLC, Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC. Investments in real estate joint ventures not controlled by the Company are accounted for under the equity or cost method of accounting as appropriate (See Note 2). All significant intercompany balances and transactions are eliminated in the consolidated financial statements. Certain items in the 2024 and 2023 financial statements have been reclassified for comparability purposes with the 2025 financials. These reclassifications had no effect on previously reported net income or equity.
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
Our investments accounted for under the equity method of accounting are detailed in Note 2. Our ownership of Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC and Camp Lake Venture IA, LLC includes a non-controlling interest representing the ownership of our partners. Lakeland Logistics Park

Venture, LLC and Davie Logistics Park Venture, LLC included a non-controlling interest representing the ownership of our partners in from their formation in 2024 through October 21, 2025 when we purchased the noncontrolling interest from our partner. As of December 31, 2025, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $253.7 million, and consolidated liabilities were $182.3 million after intercompany eliminations. As of December 31, 2024, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $278.0 million, and consolidated liabilities were $181.4 million after intercompany eliminations. The Company classifies distributions received from equity method investments using the cumulative earnings approach. Distributions received in excess of cumulative equity in earnings are classified as cash flows from investing activities as a return of the Company's investment.
CASH, CASH EQUIVALENTS & RESTRICTED CASH - The Company considers all Treasury bills available for sale regardless of maturity and other highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Restricted cash in 2025 includes $10 million held by a special purpose entity that is the guarantor of construction debt. The balance of the restricted cash is mortgage loan escrow accounts.
INVESTMENTS AVAILABLE FOR SALE - The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income. The fair value of securities is determined using quoted market prices. At December 31, 2025 and 2024, no investments were held for trading purposes or classified as held to maturity.
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
In conjunction with the Logistics platform acquisition, the Company assumed contracts with its real estate joint ventures to provide management services during development, construction, lease up, and stabilization. During development and construction, the Company recognizes Joint venture management fee revenues, net of intercompany amounts, over time using the percentage completion method based upon costs incurred to date relative to total estimated costs. The joint venture agreements provide for promote distributions in excess of the Company's percentage ownership based upon total return of the investments over certain financial hurdles (waterfalls). Promote revenues are recognized when earned under the waterfall provisions.
Mining royalty revenues are recognized when the performance obligation is satisfied which is when the sand or stone mined and processed by the lessee is sold and removed from the property. Our typical mining lease requires the tenant to pay the Company a monthly royalty in arrears based on the number of tons of mined materials sold from our mining property multiplied by a percentage of the average annual sales price per ton sold from the prior fiscal year. In certain locations, typically where the sand and stone deposits on the property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount but this is not the predominant component of mining royalties revenues. As such both mining royalty revenues and minimum annual rents are recognized as revenues from contracts with customers. Mining royalty revenues accounts receivable were $992,000, $647,000 and $465,000 at December 31, 2025, 2024 and 2023 respectively and there were no receivables from minimum rents. Mining royalties deferred revenue liabilities were $2,250,000, $1,908,000 and $325,000 at December 31, 2025, 2024 and 2023 respectively.

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
The Company recorded depreciation and depletion expenses for fiscal year 2025, 2024 and 2023, of $10,912,000, $10,004,000 and $10,668,000, respectively.
All direct and indirect costs, including interest, related loan fees, and real estate taxes, associated with the predevelopment, development, construction, or redevelopment of real estate investments are capitalized as a cost of the property. Included in indirect costs is an allocation of the Company's project management staff costs associated with development of real estate investments. The cost of routine repairs and maintenance to property and equipment is expensed as incurred.
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
INVESTMENTS IN JOINT VENTURES - The Company uses the equity method to account for its investments in Brooksville, BC FRP Realty, Estero, FRP/MRP Buzzard Point Sponsor, Greenville/Woodfield, Delray, Hamilton & Parsippany, in which it has a voting interest of 50% or less and has significant influence but does not have control. The Company uses the equity method to account for its investment in the Bryant Street Partnerships and The Verge at 1800 Half Street, in which it has a voting interest in excess of 50% because all major decisions are shared equally. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, the performance of the asset in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations or valuation reports. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense).
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
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires additional information about the effective tax rate reconciliation and income taxes paid beginning with our 10-K for 2025. We adopted this ASU retrospectively beginning with this 10K. Refer to Note 8 for inclusion of the new required disclosures.
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
2.    Investments in Joint Ventures.
The Company has investments in joint ventures, primarily with other real estate developers. Joint ventures where FRP is not the primary beneficiary are reflected in the line “Investment in joint ventures” along with $831,000 in Other liabilities on the balance sheet and “Equity in loss of joint ventures” on the income statement. The assets of these joint ventures are restricted to use by the joint ventures and their obligations can only be settled by their assets or additional contributions by the partners.

The Company has contracts with its real estate joint ventures to provide management services during development, construction, lease up, and stabilization. These fee revenues, net of intercompany amounts, are recorded as Joint venture management fee revenue on the face of the consolidated statements of income.

The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	Common Ownership	Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership (1)

As of December 31, 2025
Brooksville Quarry, LLC	50.00%	$7,530	14,404	(90)	(45)
BC FRP Realty, LLC	50.00%	5,013	23,759	774	387
Buzzard Point Sponsor, LLC	50.00%	2,569	5,138	—	—
Bryant Street Partnerships	72.08%	59,334	186,189	(7,163)	(5,662)
Lending ventures		14,803	11,318	—	—
Industrial Partnerships	9.63%	8,477	119,975	—	—
Estero Partnership	16.00%	7,008	67,484	—	—
Verge Partnership	61.37%	34,226	122,194	(4,261)	(2,615)
Greenville Partnerships	58.01%	13,293	111,058	(2,925)	(1,170)
Total, net		$152,253	661,519	(13,665)	(9,105)

As of December 31, 2024
Brooksville Quarry, LLC	50.00%	$7,579	14,498	(88)	(44)
BC FRP Realty, LLC	50.00%	5,722	21,930	(664)	(332)
Buzzard Point Sponsor, LLC	50.00%	2,446	4,892	—	—
Bryant Street Partnerships	72.10%	65,248	194,390	(8,631)	(6,721)
Lending ventures		26,164	16,007	—	—
Estero Partnership	16.00%	3,711	41,346	—	—
Verge Partnership	61.37%	37,148	126,399	(5,055)	(3,102)
Greenville Partnerships	40.00%	5,881	97,577	(2,900)	(1,160)
Total		$153,899	517,039	(17,338)	(11,359)

The major classes of assets, liabilities and equity of the Company’s unconsolidated partnerships as of December 31, 2025, are summarized in the following two tables (in thousands):

	As of December 31, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily

Investments in real estate, net	$0	174,479	59,843	119,954	107,656	$461,932
Cash and restricted cash	0	3,643	7,406	1,728	3,109	15,886
Unrealized rents & receivables	0	6,783	235	374	92	7,484
Deferred costs	5,138	1,284	0	138	201	6,761
Total Assets	$5,138	186,189	67,484	122,194	111,058	$492,063

Secured notes payable	$0	108,760	8,235	68,498	81,865	$267,358
Other liabilities	0	2,363	3,331	1,509	4,660	11,863
Capital – FRP	2,569	56,735	6,828	31,952	12,385	110,469
Capital – Third Parties	2,569	18,331	49,090	20,235	12,148	102,373
Total Liabilities and Capital	$5,138	186,189	67,484	122,194	111,058	$492,063

		As of December 31, 2025
	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Total Multifamily	Grand Total

Investments in real estate, net	$119,215	$14,350	21,539	11,318	461,932	$628,354
Cash and restricted cash	760	53	1,347	0	15,886	18,046
Unrealized rents & receivables	0	0	548	0	7,484	8,032
Deferred costs	0	1	325	0	6,761	7,087
Total Assets	$119,975	$14,404	23,759	11,318	492,063	$661,519

Secured notes payable	$46,843	$0	13,731	(3,484)	267,358	$324,448
Other liabilities	6,163	0	288	0	11,863	18,314
Capital – FRP	7,239	7,530	4,870	14,802	110,469	144,910
Capital - Third Parties	59,730	6,874	4,870	0	102,373	173,847
Total Liabilities and Capital	$119,975	$14,404	23,759	11,318	492,063	$661,519
The Company’s capital recorded by the unconsolidated Joint Ventures is $7,343,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

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
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(37,478,000) and $(30,513,000) as of December 31, 2025 and December 31, 2024, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV Year ended December 31,	Bryant Street Partnerships Total JV Year ended December 31,	Bryant Street Partnerships Company Share Year ended December 31,	Bryant Street Partnerships Company Share Year ended December 31,
	2025	2024	2025	2024

Lease revenues	16,172	15,809	11,658	11,395

Depreciation and amortization	7,025	6,825	5,064	4,919
Operating expenses	6,002	6,248	4,333	4,504
Property taxes	1,374	1,411	989	1,017
Cost of operations	14,401	14,484	10,386	10,440

Total operating profit	1,771	1,325	1,272	955
Interest expense	(8,934)	(9,956)	(6,934)	(7,676)

Net loss before tax	$(7,163)	$(8,631)	$(5,662)	$(6,721)
The income statements of the Greenville Partnerships are as follow (in thousands):

	Greenville Partnerships Total JV Year ended December 31,	Greenville Partnerships Total JV Year ended December 31,	Greenville Partnerships Company Share Year ended December 31,	Greenville Partnerships Company Share Year ended December 31,
	2025	2024	2025	2024

Lease revenues	10,481	9,718	4,192	3,887

Depreciation and amortization	3,516	3,502	1,406	1,401
Operating expenses	2,892	2,635	1,157	1,054
Property taxes	1,946	1,670	778	668
Cost of operations	8,354	7,807	3,341	3,123

Total operating profit	2,127	1,911	851	764
Interest expense	(5,052)	(4,811)	(2,021)	(1,924)

Net loss before tax	$(2,925)	$(2,900)	$(1,170)	$(1,160)

The income statements of the Verge Partnership are as follows (in thousands):

	Verge Partnership Total JV Year ended December 31,	Verge Partnership Total JV Year ended December 31,	Verge Partnership Company Share Year ended December 31,	Verge Partnership Company Share Year ended December 31,
	2025	2024	2025	2024

Lease revenues	8,959	8,233	5,498	5,053

Depreciation and amortization	4,416	4,302	2,710	2,640
Operating expenses	3,135	3,051	1,924	1,873
Property taxes	1,341	1,059	823	650
Cost of operations	8,892	8,412	5,457	5,163

Total operating profit/(loss)	67	(179)	41	(110)
Interest expense	(4,328)	(4,876)	(2,656)	(2,992)

Net loss before tax	$(4,261)	$(5,055)	$(2,615)	$(3,102)
3.    Related Party Arrangements.
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
The consolidated statements of income reflect charges and/or allocation from Patriot for these services of $925,000 for 2023. These charges are reflected as part of general and administrative expense.
To determine these allocations between FRP and Patriot as set forth in the Administrative Services Agreement, we employed an allocation method to allocate said expenses and thus we believe that the allocations to FRP were a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.
Additionally, see Note 2 for transactions with our unconsolidated joint venture partners.

4.    Debt.
Debt is summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Variable rate construction/stabilization loans	13,888	—
Unamortized debt issuance costs	(1,404)	(1,217)
Credit agreement	—	—
	$192,554	178,853

Unamortized debt issuance costs - undrawn loans included in Deferred costs in the Company's consolidated balance sheets	$1,780	61
The aggregate amount of principal payments, excluding the revolving credit, due subsequent to December 31, 2025 is: 2026 - $0; 2027 - $0; 2028 - $13,888,000; 2029 - $0; 2030 and subsequent years - $180,070,000.
On July 21, 2025, the Company entered into a 2025 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective July 21, 2025. The Credit Agreement modifies the Company’s prior $35 million Credit Agreement with Wells Fargo dated January 22, 2023. The Credit Agreement establishes a 5-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of December 31, 2025, there was no debt outstanding on this revolver, $410,000 outstanding under letters of credit and $49,590,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and the applicable interest rate would have been 6.02% on December 31, 2025. The credit agreement contains affirmative financial covenants and negative covenants including a minimum tangible net worth. As of December 31, 2025, these covenants would have limited our ability to pay dividends to a maximum of $87 million combined.
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
On March 7, 2025 the Lakeland partnership secured a $16.0 million loan with a floating rate equal to SOFR plus 2.75% from Seacoast National Bank. It is a three-year construction/stabilization loan with a 2-year conditional extension at SOFR plus 2.50% with an interest rate swap conversion option.

On March 13, 2025 the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. The applicable rate at December 31, 2025 was 6.50%. It is a three-year construction/stabilization loan with a 2-year conditional extension at SOFR plus 2.25%.
On July 23, 2025 the Camp Lake partnership secured a $33.0 million loan at SOFR plus 2.75% from Pinnacle Bank. It is a three-year construction/stabilization loan with two 1-year conditional extensions.
Debt cost amortization of $240,000 and $179,000 was recorded in 2025 and 2024, respectively. During 2025 and 2024, the Company capitalized interest costs of $2,814,000 and $2,632,000, respectively.
The Company was in compliance with all debt covenants as of December 31, 2025.
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
At December 31, 2025, the total carrying value of property owned by the Company which is leased or held for lease to others is summarized as follows (in thousands):

Construction aggregates property	$47,607
Commercial property	81,386
Residential/mixed-use property	296,189
425,182
Less accumulated depreciation and depletion	85,749
$339,433
The minimum future straight-lined rentals due the Company on non-cancelable leases as of December 31, 2025 are as follows: 2026 - $15,948,000; 2027 - $5,160,000; 2028 - $4,170,000; 2029 - $3,417,000; 2030 - $3,278,000; 2031 and subsequent years $27,284,000.

6.    Earnings per Share.
The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Years Ended December 31
	2025	2024	2023
Common shares:

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	18,967	18,882	18,840

Common shares issuable under share based payments plans which are potentially dilutive using the treasury stock method	48	88	82

Common shares used for diluted earnings per common share	19,015	18,970	18,922

Net income attributable to the Company	$3,330	6,385	5,302

Earnings per common share:
-basic	$0.18	0.34	0.28
-diluted	$0.18	0.34	0.28
For 2025 and 2024 the Company had 85,886 and 32,530 shares, respectively attributable to outstanding stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
During 2025 the Company repurchased 20,281 shares at an average cost of $22.89. During 2023 the Company repurchased 73,818 shares at an average cost of $27.10.
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
The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 28.45% and 41.17%, risk-free interest rate of 2.00% to 4.46% and expected life of 5.0 to 7.0 years.
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
In January 2025, 12,005 shares of stock options were granted to an employee that will vest over the next four years. In January 2025, 20,010 shares of stock options were granted to an employee as part of a long-term incentive plan that will vest over the next five years. In January and October 2025, 20,872 shares of restricted stock were granted to employees that will vest over the next four years. In January 2025, 19,096 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2025, 6,000 shares of restricted stock were granted to employees under the terms of the 2023 long-term incentive plan. In January 2024, 12,200 shares of stock options were granted to an employee that will vest over the next four years. In January 2024, 20,330 shares of stock options were granted to an employee as part of a long-term incentive plan that will vest over the next five years. In January and May 2024, 12,780 shares of restricted stock were granted to employees that will vest over the next four years. In January and May 2024, 23,186 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2024, 6,704 shares of restricted stock were granted to employees under the terms of the 2022 long-term incentive plan. In January 2023, 15,960 shares of restricted stock were granted to employees that will vest over the next four years. In January 2023, 30,064 shares of restricted stock were granted to employees as part of a long-term incentive plan that will vest over the next five years. In March 2023, 4,544 shares of restricted stock were granted to employees under the terms of the 2021 long-term incentive plan. In December 2025 and January 2023, 220 and 1,856 shares of stock, respectively, were granted to employees. The number of common shares available for future issuance was 473,242 at December 31, 2025.
The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Years Ended December 31,
	2025	2024	2023
Stock option grants	$155	78	60
Restricted stock awards	1,329	1,279	1,028
Employee stock grant	5	—	50
Annual director stock award	600	600	600
	$2,089	1,957	1,738

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)
Outstanding at
January 1, 2023	176,590	$20.17	4.4	$1,271
Exercised	(49,710)	$20.61		$(290)
Outstanding at
December 31, 2023	126,880	$20.00	3.5	$981
Granted	32,530	$31.44	9.0	$400
Exercised	(16,420)	$13.48		$(100)
Outstanding at
December 31, 2024	142,990	$23.35	4.2	$1,281
Granted	32,015	$30.63	9.0	$400
Exercised	(14,840)	$15.58		$(106)
Outstanding at
December 31, 2025	160,165	$25.52	4.7	$1,575
Exercisable at
December 31, 2025	104,722	$22.61	2.7	$888
Vested during twelve months ended
December 31, 2025	6,051			$75
The following table summarizes information concerning stock options outstanding at December 31, 2025:

Range of Exercise Prices per Share	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Life

$18.77 - $22.24	24,000	19.23	1.0
$22.25 - $22.99	71,620	22.66	2.5
$23.00 - $31.44	64,545	31.04	8.5
Total	160,166	$25.52	4.7	Years
The aggregate intrinsic value of exercisable in-the-money options was $103,000 and the aggregate intrinsic value of outstanding in-the-money options was $103,000 based on the market closing price of $22.79 on December 31, 2025 less exercise prices.
Gains of $231,000 were realized by option holders during the year ended December 31, 2025.

A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at January 1, 2023	100,992	$25.21	3.0	$2,546
Time-based awards granted	15,960	26.93		430
Performance-based awards granted	34,608	26.96		933
Vested	(42,106)	24.03		(1,012)
Non-vested at December 31, 2023	109,454	$26.47	2.8	$2,897
Time-based awards granted	12,780	31.30		400
Performance-based awards granted	29,890	31.06		928
Vested	(49,446)	31.16		(1,305)
Non-vested at December 31, 2024	102,678	$28.44	2.7	$2,920
Time-based awards granted	20,872	29.23		610
Performance-based awards granted	25,096	30.72		771
Vested	(54,019)	27.55		(1,488)
Non-vested at December 31, 2025	94,627	$29.73	2.7	$2,813
Total unrecognized compensation cost of restricted stock granted but not yet vested as of December 31, 2025 was $2,287,000 which is expected to be recognized over a weighted-average period of 2.7 years.
8.    Income Taxes.
The provision for income tax expense included in the financial statements (in thousands):

	Years Ended December 31,
	2025	2024	2023
Included in Net income:
Continuing operations	$818	2,029	1,516
Comprehensive income	(10)	39	551

Total tax expense	$808	2,068	2,067

The provision for income taxes (income tax benefit) consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1,309	3,245	2
State	287	591	570
	1,596	3,836	572
Deferred	(778)	(1,807)	944

Total	$818	2,029	1,516
The deferred taxes are primarily related to the bonus depreciation on property placed in service.
As of December 31, 2025 the Company has deferred taxes of approximately $31 million associated with $112 million of gains on sales reinvested through Opportunity Zone investments. These taxes are deferred until the earlier of the sale of the related investments or April 15, 2027 and 10% of gains are excluded from tax once the investments are held five years plus an additional 5% is excluded at seven years.
A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate (in thousands) in addition to the resulting effective tax rates:

	Year Ended December 31
	2025	%	2024	%	2023	%
Amount computed at statutory
U.S. federal statutory tax rate	$871	21.0%	1,768	21.0%	1,431	21.0%
State income taxes (net of Federal income tax benefit)	16	0.4%	376	4.5%	39	0.6%
Nontaxable or nondeductible items	(10)	(0.3)%	(47)	(0.6)%	(84)	(1.3)%
Other adjustments:
Provision to return and deferred true-ups	(59)	(1.4)%	(40)	(0.5)%	131	1.9%
Other items	—	—%	(28)	(0.3)%	(1)	—%
Provision for income taxes	$818	19.7%	2,029	24.1%	1,516	22.2%

State taxes in District of Columbia, Florida, Georgia, and Maryland made up the majority (greater than 50%) of the tax effect in the State income taxes (net of Federal income tax benefit) category. The effective state income tax rate in each year was favorably impacted both by apportioned interest income in Florida and taxable losses in states with higher income tax rates. The table above has been restated retrospectively to reflect the adoption of ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740).

The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2025	2024	2023
Deferred tax liabilities:
Property and equipment	$36,756	36,868	42,317
Investment in Opportunity Zone	31,075	31,088	34,966
Depletion	597	596	706
Unrealized rents	286	269	385
Prepaid expenses and other	208	218	256
Gross deferred tax liabilities	68,922	69,039	78,630
Deferred tax assets:
Federal tax loss carryforwards	—	—	3,153
State tax loss carryforwards	1,474	1,351	6,012
Transaction costs and other	548	—	9
Gross deferred tax assets	2,022	1,351	9,174
Net deferred tax liability	$66,900	67,688	69,456

	Years Ended
Other Items - All Gross	12/31/2025	12/31/2024
State NOL Carryovers	16,466	16,002
Federal NOL Carryovers	—	—
The Company has no unrecognized tax benefits. The federal and state income taxes paid each year are presented on the Consolidated Statements of Cash Flows. No state taxes paid exceeded 5% of total payments in any year except in 2023 which included $90,000 payments to Maryland and $295,000 payments to Georgia.
FRP tax returns in the U.S. and various states that include the Company are subject to audit by taxing authorities. As of December 31, 2025, the earliest tax year that remains open for audit is 2020. Our effective income tax expense may vary, possibly materially, due to projected effective state tax rates.
9.    Employee Benefits.
The Company and certain subsidiaries have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code under which an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company may make an annual discretionary contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company’s cost was $105,000 in 2025 and $93,000 in 2024.
The Company has a deferred compensation plan, the Management Security Plan (MSP) for our former President. The accruals for future benefits are based upon actuarial assumptions. Life insurance on his life has been purchased to partially fund this benefit and the Company is the owner and beneficiary of that policy. The expense for 2025 and 2024, was $17,000 and $14,000, respectively. The accrued benefit under this plan as of December 31, 2025 and December 31, 2024 was $1,524,000 and $1,465,000, respectively.
10.    Business Segments.
Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among our four reportable segments: Industrial and Commercial, Mining Royalty Lands, Development, and Multifamily, as described below.
The Industrial and Commercial Segment owns, leases and manages in-service commercial properties. Currently this includes ten warehouses in three business parks, an office building partially occupied by the Company, and two ground leases all wholly owned by the Company. This segment will also include joint ventures of commercial properties when they are stabilized.
Our Mining Royalty Lands Segment owns several properties totaling approximately 16,640 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned in our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.
Through our Development Segment, we own and are continuously assessing the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development segment will form joint ventures on new developments of land not previously owned by the Company. Three of our joint ventures in the segment, Lakeland Logistics Park Venture, LLC ("Lakeland"), Davie Logistics Park Venture, LLC ("Davie"), and Camp Lake Venture IA ("Camp Lake", LLC were consolidated until we purchased the noncontrolling interest of Lakeland and Davie as part of the Altman Logistics acquisition on October 21, 2025. In conjunction with this acquisition, the Company assumed contracts with its real estate joint ventures to provide management services during development, construction, lease up, and stabilization. The Company recognizes Joint venture management fee revenues, net of intercompany amounts, over time using the percentage completion method based upon costs incurred to date relative to total estimated costs. The joint venture agreements provide for promote distributions in excess of the Company's percentage ownership based upon total return of the investments over certain financial hurdles (waterfalls). Promote revenues are recognized when earned under the waterfall provisions.
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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenues:
Industrial and Commercial	$5,150	5,621	5,354
Mining royalty lands	14,380	12,852	12,527
Development	1,464	1,205	1,801
Multifamily	21,852	22,096	21,824
	$42,846	41,774	41,506
Operating profit (loss):
Before general and administrative expenses:
Industrial and Commercial	$1,738	3,110	3,080
Mining royalty lands	13,253	11,853	11,534
Development	(1,969)	192	517
Multifamily	4,661	5,825	4,540
Operating profit before G&A	17,683	20,980	19,671
Total general and administrative expenses	(10,655)	(9,276)	(7,971)
	$7,028	11,704	11,700

Interest expense	$2,967	3,150	4,315

Depreciation, depletion and amortization:
Industrial and Commercial	$2,096	1,444	1,374
Mining royalty lands	752	636	497
Development	171	171	182
Multifamily	7,940	7,936	8,768
	$10,959	10,187	10,821
Operating expenses:
Industrial and Commercial	$913	803	653
Mining royalty lands	65	69	68
Development	2,606	251	358
Multifamily	6,713	6,047	6,285
	$10,297	7,170	7,364
Property taxes:
Industrial and Commercial	$403	264	247
Mining royalty lands	310	294	428
Development	656	591	744
Multifamily	2,538	2,288	2,231
	$3,907	3,437	3,650
Capital expenditures:
Industrial and Commercial	$578	151	664
Mining royalty lands	656	159	2
Development	49,170	50,404	9,990
Multifamily	733	480	561
	$51,137	51,194	11,217

:
Identifiable net assets at end of period:
Industrial and Commercial	$62,260	37,527	38,784
Mining royalty lands	47,729	47,527	48,072
Development	187,237	144,832	212,384
Multifamily	329,303	347,172	249,750
Investments available for sale at fair value	—	—	—
Cash items	105,361	149,935	158,415
Unallocated corporate assets	3,255	1,492	1,761
	$735,145	728,485	709,166
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
The fair values of the Company’s fixed rate mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2025, the carrying amount and fair value of such other long-term debt was $180,070,000 and $148,736,000, respectively. At December 31, 2024, the carrying amount and fair value of such other long-term debt was $180,070,000 and $141,302,000, respectively.
12.    Contingencies.
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
As of December 31, 2025, there was $410,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
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
The Company and MRP provided a guaranty for the interest carry cost of $110 million loan on the Bryant Street Partnerships issued in December, 2023. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.5 million based on the present value of the our assumption of 0.8% interest savings over the anticipated 36-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 36 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee, the Company will have a gain for $1.5 million when the loan is paid in full.
On October 21, 2025 in conjunction with the Altman Logistics platform acquisition, FRP Guaranty, LLC (wholly owned by the Company) provided repayment, construction completion, and cost overrun guarantees to the construction lenders at Lakeland, Davie, Delray, Hamilton and Parsippany and the joint venture partners at Delray, Hamilton and Parsippany. As of December 31, 2025, the maximum amount of future payments that FRP Guaranty, LLC could be required to make under its repayment guarantees is $48.8 million on aggregate joint venture indebtedness of $101.2 million. FRP Guaranty, LLC would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a joint venture project. As of December 31, 2025, FRP Guaranty, LLC has been funded with $10.0 million in cash and cash equivalents. The Company believes that the fair values of these guarantees are minimal based on various factors, including the collateral values securing the loans, the status of the applicable development projects, and current expectations regarding the probability of payments being made pursuant to such guarantees.
In November 2023, the Central Florida Expressway Authority (CFX) used its eminent domain power to take title to approximately 27.6 acres from the southern boundary of a parcel of the Company’s approximately 1,196-acre Lake Louisa property that is leased to Cemex. As required by Florida law, CFX deposited $2,582,000 into the registry of the Court, representing CFX’s good faith estimate of the value of the condemned property. As the Company’s tenant, Cemex is claiming a portion of the funds ultimately paid by CFX as business damages. The Company is litigating with CFX over the value of the condemned property. The condemnation proceeding is not expected to impact the lease with Cemex. Management believes that the Company is entitled to compensation in excess of the carrying value of the property. Under the applicable accounting guidance, the Company has not recognized any gain related to this matter in the consolidated financial statements. The ultimate amount and timing of any gain will depend on the final settlement with CFX and Cemex. The Company will recognize the transactions in the period in which the compensation is realized or realizable.
13.    Commitments.
The Company, at December 31, 2025, had entered into various contracts to develop and maintain real estate with remaining commitments totaling $56.1 million.
As of December 31, 2025, we had financing commitments to our lending ventures totaling $13.6 million.
14.    Concentrations.
The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 26% of the Company’s consolidated revenues during 2025 and $797,000 of accounts receivable at December 31, 2025. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.

15.    Unusual or Infrequent Items Impacting Results.
See Note 12 regarding guarantee liability expense and the related gain and Note 17 regarding expenses of business combination.
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
The Company had the following acquired lease intangibles (in thousands):

	Years Ended December 31,
	2025	2024
In-place leases	$9,660	$9,660
Accumulated amortization	$(9,443)	$(9,414)
Acquired intangible assets, net	$217	$246
Amortization expense for in-place leases was $29,000 and $29,000 for 2025 and 2024, respectively, and is included in the Depreciation, depletion and amortization line in the Consolidated Statements of Operations.
The estimated aggregate amortization from acquired lease intangibles for the next five years are as follows (in thousands):

Year Ending December 31,	Amortization of in-place lease intangibles
2026	$29
2027	29
2028	29
2029	29
2030	29
17. Altman Logistics Platform Acquisition
On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. Altman Logistics held minority interests in a portfolio of institutional-grade industrial assets under various stages of development (including the Company’s industrial developments in Lakeland and Davie,

FL) as well as a contract for the purchase of an industrial land parcel. In conjunction with the acquisition, the Company hired six of Altman Logistic's employees.

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Substantial completion Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10%1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5%1)	Substantial completion Q1 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10%(1)	Substantial completion Q2 2026
Lakeland, FL	8161 State Rd. 33	201,420	10%(1)	Substantial completion Q2 2026
Davie, FL	6900 W. State Rd 84	182,773	20%(1)	Substantial completion Q2 2026
		1,287,476

Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617		Land acquisition contract 2026
(1) General Partner investment, distributions will be based upon waterfall model.
(2) FRP already owned the remaining portion.
The purchase price was $33.5 million in cash and $344,000 of equity, which included a $10.0 million reimbursement to Altman for the assignment of a bank account held by a special purpose entity that is the guarantor for $48.8 million of the $101.2 million in construction debt. As a result, the net cash requirement was $23.5 million. At closing, $45.3 million of the total construction financing had been drawn, resulting in a $5.2 million share of debt attributable to the Company. The Company incurred expenses of $2.5 million in conjunction with this business combination which is primarily included in development segment operating expenses. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Company offered the hired Altman employees a project profit share that can be settled in Company stock at the Company’s discretion. These interests were valued by a 3rd party specialist at $796,000 of which $344,000 was earned prior to the acquisition. The goodwill is a reflection of the projects, pipeline, and personnel from this acquisition that are expected to provide the Company development fees, operating cash flows, promote revenues, and proceeds from sales. The goodwill is tax deductible over 15 years.
The purchase price was allocated with the assistance of the same third-party specialist for the land and warehouses owned by the joint ventures as follows (in thousands):

Purchase Price Allocation

Investments in unconsolidated real estate partnerships	$8,427
Acquisition of noncontrolling interests	6,388
Contract for purchase of real estate and pipeline	1,782
Cash held by Guaranty LLC	10,022
Receivables related to development agreements	457
Vacation liabilities for hired employees	(90)
Goodwill development segment	6,893

Total purchase price	$33,879

18.    Contributions from partners.
The Company entered into two new warehouse development partnership agreements in early 2024 with Altman Logistics Properties (formerly doing business as BBX Logistics) (Lakeland Logistics Park Venture, LLC, and Davie Logistics Park Venture, LLC). Altman Logistic Properties' contributions towards the partnerships in 2024 were $15.7 million which is reflected as noncontrolling interest. The Company consolidated these partnerships because it was the primary beneficiary (see Note 17).
19.    Subsequent Events.

None.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The Company's independent auditors, Baker Tilly US, LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors, subject to ratification by our Company's shareholders. Baker Tilly US, LLP has audited and reported on the consolidated financial statements of FRP Holdings, Inc. The report of the independent auditors is contained in this annual report.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FRP Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of FRP Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments to the 2024 and 2023 consolidated financial statements to retrospectively adopt ASU 2023-09 as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2024 and 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 and 2023 consolidated financial statements taken as a whole.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Consolidation Analysis of New Joint Ventures
Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements as of December 31, 2025, the Company enters into joint venture arrangements for real estate investments and evaluates whether these entities should be consolidated under applicable guidance in ASC 810. This assessment includes determining whether a joint venture is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary. For entities that are not VIEs, the Company evaluates whether it has a controlling financial interest under the voting interest model.

Determining whether a joint venture should be consolidated requires significant judgment, particularly in evaluating (i) which activities most significantly impact the entity’s economic performance and (ii) whether the Company has the power to direct those activities, as well as the obligation to absorb losses or the right to receive benefits that could be significant. These conclusions are based on the interpretation of complex joint venture agreements and governance provisions.

We identified the Company’s consolidation accounting conclusions with respect to its interest in the joint ventures as a critical audit matter because of the significant auditor judgment related to management’s determination of the primary beneficiary.
How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s consolidation analyses for new joint ventures included the following, among others:

•We read joint venture agreements and related documents to understand the governance structure, including decision-making rights and the nature of participating and protective rights.
•We assessed management’s technical accounting analysis and determination of whether the entity is a VIE, including evaluating whether the entity has sufficient equity at risk and whether the equity holders have the characteristics of a controlling financial interest.
•For entities determined to be VIEs, we evaluated management’s conclusion regarding whether the Company is the primary beneficiary by assessing (i) whether the Company has the power to direct the activities that most significantly impact the entity’s economic performance and (ii) whether the Company has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.
•We assessed the related disclosures for conformity with U.S. GAAP.
Accounting for Acquisition of Altman Logistics Properties as a Business Combination
Critical Audit Matter Description
As described in Note 17 to the consolidated financial statements as of December 31, 2025, the Company completed the acquisition of the business operations and development pipeline of Altman Logistics Properties, LLC on October 21, 2025. The Company accounted for this transaction as a business combination under ASC 805.
Auditing management’s conclusion that the acquired set of assets and activities constitutes a business required significant auditor judgment due to the complexity and subjectivity involved in applying the guidance in ASC 805. Specifically, this included evaluating (i) whether substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets, and (ii) whether the acquired set included inputs and substantive processes that together significantly contribute to the ability to create outputs.
The determination required judgment in assessing the nature and composition of the acquired assets, including minority interests in multiple development projects and contractual rights, as well as evaluating whether the acquired workforce and related processes represent a substantive process under ASC 805.
How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:
•We obtained and reviewed the purchase agreement and other relevant transaction documents.
•We evaluated management’s analysis of whether the transaction represented a business combination or asset acquisition, including assessing whether the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar assets.
•We evaluated management’s conclusion that the acquired processes were substantive, including assessing whether the acquired workforce, property management activities, and leasing activities represent substantive processes that are critical to the ability to generate outputs.
•We assessed whether management’s conclusions were consistent with the requirements of ASC 805.
/s/ Baker Tilly US, LLP
Jacksonville, Florida
April 15, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of FRP Holdings, Inc.
Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet of FRP Holdings, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements) (the 2024 and 2023 financial statements before the effects of the retrospective adjustments discussed in Note 1 to the financial statements are not presented herein). In our opinion, the 2024 and 2023 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by the successor auditor.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are

required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Hancock Askew & Co., LLP

We began serving as the Company’s auditor in 2006. In 2025, we became the predecessor auditor.
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
Matthew C. McNulty
Chief Financial Officer & Treasurer
John D. Milton, Jr.
Executive Vice President, Secretary & General Counsel
John D. Klopfenstein
Controller and Chief Accounting Officer

FRP Holdings, Inc.
200 West Forsyth Street, 7th Floor
Jacksonville, Florida, 32202
Telephone: (904) 396-5733
Annual Meeting
Shareholders are cordially invited to attend the 2026 annual meeting of shareholders on Tuesday, May 12, 2026 at 11:00 a.m., Eastern Daylight Time. This year’s meeting will be held virtually. To participate in the annual meeting, go to www.frpdev.com, click the Investors tab, and then click the link titled “2026 Annual Shareholders Meeting”.
Transfer Agent
Equiniti Trust Company, LLC
28 Liberty Street, Floor 53
New York, NY 10005
Telephone: 1-800-937-5449
General Counsel
Nelson Mullins Riley & Scarborough LLP
Jacksonville, Florida
Independent Registered Public Accounting Firm
Baker Tilly US, LLP
Jacksonville, Florida
Common Stock Listed
The Nasdaq Stock Market
(Symbol: FRPH)
Form 10-K
Shareholders may receive, without charge, a copy of FRP Holdings, Inc.’s annual report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission by writing to the Treasurer at 200 West Forsyth Street, 7th Floor, Jacksonville, Florida 32202. The most recent certifications by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K.
Company Website
The Company’s website may be accessed at www.frpdev.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.