Form 10-Q
period 2026-03-31
FRP HOLDINGS, INC.
filed 2026-05-14
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2026
Common Stock, $.10 par value per share	19,170,275 shares

FRP HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2026

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

Assets:	March 31 2026	December 31 2025
Real estate investments at cost:
Land	$182,887	182,936
Buildings and improvements	310,168	309,132
Projects under construction	57,354	45,032
Total investments in properties	550,409	537,100
Less accumulated depreciation and depletion	91,412	88,558
Net investments in properties	458,997	448,542

Real estate held for investment, at cost	12,741	12,626
Investments in joint ventures	155,065	153,084
Net real estate investments	626,803	614,252

Cash, cash equivalents and restricted cash including $10,889 and $11,394 of restricted cash at March 31, 2026 and December 31, 2025, respectively	107,859	105,361
Accounts receivable, net	1,950	1,874
Federal and state income taxes receivable	1,279	1,071
Unrealized rents	1,299	1,264
Deferred costs	3,637	3,768
Goodwill	6,893	6,893
Other assets	669	662
Total assets	$750,389	735,145

Liabilities:
Notes payable, net	$203,916	192,554
Accounts payable and accrued liabilities	17,122	12,148
Other liabilities	2,407	2,317
Deferred revenue	3,401	3,356
Deferred income taxes	66,901	66,900
Deferred compensation	1,546	1,524
Tenant security deposits	699	689
Total liabilities	295,992	279,488

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,170,275 and 19,109,541 shares issued and outstanding, respectively	1,917	1,911
Capital in excess of par value	71,730	71,368
Retained earnings	354,523	355,210
Accumulated other comprehensive income, net	8	24
Total shareholders’ equity	428,178	428,513
Noncontrolling interests	26,219	27,144
Total equity	454,397	455,657
Total liabilities and equity	$750,389	735,145
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Revenues:
Lease revenue	$6,713	7,072
Mining royalty and rents	3,717	3,234
Joint venture management fee revenue	164	—
Total revenues	10,594	10,306

Cost of operations:
Depreciation/depletion/amortization	2,842	2,607
Operating expenses	2,130	1,859
Property taxes	1,025	938
General and administrative	4,085	2,577
Total cost of operations	10,082	7,981

Total operating profit	512	2,325

Net investment income	1,688	2,561
Interest expense	(708)	(695)
Equity in loss of joint ventures	(2,615)	(2,031)
Income (loss) before income taxes	(1,123)	2,160
Provision for income taxes	(202)	526

Net income (loss)	(921)	1,634
Income (loss) attributable to noncontrolling interest	(234)	(76)
Net income (loss) attributable to the Company	$(687)	1,710

Earnings per common share:
Net income attributable to the Company-
Basic	$(.04)	.09
Diluted	$(.04)	.09

Number of shares (in thousands) used in computing:
-basic earnings per common share	19,016	18,947
-diluted earnings per common share	19,034	19,012

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Net income (loss)	$(921)	1,634
Other comprehensive income (loss) net of tax:
Minimum pension liability, net of income tax effect of $5, $3	(16)	(8)
Comprehensive income (loss)	$(937)	1,626

Less comp. income (loss) attributable to noncontrolling interests	(234)	(76)

Comprehensive income (loss) attributable to the Company	$(703)	1,702
See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(In thousands) (Unaudited)

	2026	2025
Cash flows from operating activities:
Net income (loss)	$(921)	1,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,027	2,716
Deferred income taxes	1	(33)
Equity in loss of joint ventures	2,615	2,031
Stock-based compensation	368	365
Net changes in operating assets and liabilities:
Accounts receivable	(76)	67
Deferred costs and other assets	(187)	(168)
Accounts payable and accrued liabilities	5,019	(2,610)
Income taxes payable and receivable	(208)	508
Other long-term liabilities	32	(7)
Net cash provided by operating activities	9,670	4,503

Cash flows from investing activities:
Investments in properties	(13,424)	(3,100)
Investments in joint ventures	(8,370)	(1,215)
Return of capital from investments in joint ventures	3,863	4,780
Net cash (used in) provided by investing activities	(17,931)	465

Cash flows from financing activities:
Proceeds from long-term debt	11,450	718
Debt issue costs	—	(1,379)
Distributions to noncontrolling interests	(821)	(10,736)
Contributions from noncontrolling interests	130	128
Net cash (used in) provided by financing activities	10,759	(11,269)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,498	(6,301)
Cash, cash equivalents and restricted cash at beginning of year	105,361	149,935
Cash, cash equivalents and restricted cash at end of the year	$107,859	143,634

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$663	$650
Income taxes, federal	4	—
Income taxes, state	—	15
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(In thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp- rehensive Income (loss), net	Total Share holders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2025	19,109,541	$1,911	$71,368	$355,210	$24	$428,513	$27,144	$455,657
Equity-based compensation	—	—	368	—	—	368	—	368
Restricted stock award	62,524	6	(6)	—	—	—	—	—
Forfeiture of restricted stock award	(1,790)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(687)	—	(687)	(234)	(921)
Contributions from partner	—	—	—	—	—	—	130	130
Distributions to partners	—	—	—	—	—	—	(821)	(821)
Minimum pension liability,net	—	—	—	—	(16)	(16)	—	(16)
Balance at March 31, 2026	19,170,275	$1,917	$71,730	$354,523	$8	$428,178	$26,219	$454,397

Balance at December 31, 2024	19,046,894	$1,905	$68,876	$352,267	$55	$423,103	$46,010	$469,113
Equity-based compensation	—	—	365	—	—	365	—	365
Restricted stock award	40,440	4	(4)	—	—	—	—	—
Net income (loss)	—	—	—	1,710	—	1,710	(76)	1,634
Contributions from partner	—	—	—	—	—	—	128	128
Distributions to partners	—	—	—	—	—	—	(10,736)	(10,736)
Minimum pension liability, net	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2025	19,087,334	$1,909	$69,237	$353,977	$47	$425,170	$35,326	$460,496

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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
The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. inclusive of our wholly owned operating real estate subsidiaries, FRP Development Corp., Florida Rock Properties, Inc., and consolidated partnerships Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, and Camp Lake Venture IA, LLC. Investments in real estate joint ventures not controlled by the Company are accounted for under the equity or cost method of accounting as appropriate (See Note 10). Our ownership of Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, and Camp Lake Venture IA, LLC includes a noncontrolling interest representing the ownership of our partners. Our consolidated financial statements included a non-controlling interest for Lakeland Logistics Park Venture, LLC and Davie Logistics Park Venture, LLC from their formation in 2024 through October 21, 2025 when we purchased the noncontrolling interest from our partner. All significant intercompany balances and transactions are eliminated in the consolidated financial statements. Certain items in the 2025 financial statements have been reclassified for comparability purposes with the 2026 financials. These reclassifications had no effect on previously reported net income or equity.
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2025.
(2) Recently Issued Accounting Standards.

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

Our Mining Royalty Lands Segment owns several properties totaling approximately 16,640 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned 50/50 in our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended
	March 31,
	2026	2025
Revenues:
Industrial and commercial	$1,200	1,347
Mining royalty lands	3,717	3,234
Development	482	301
Multifamily	5,195	5,424
	$10,594	10,306

Operating profit (loss):
Before general and administrative expenses:
Industrial and commercial	$181	643
Mining royalty lands	3,397	2,965
Development	167	85
Multifamily	852	1,209
Operating profit before G&A	4,597	4,902
Total general and administrative expenses	4,085	2,577
	$512	2,325

Interest expense	$708	$695

Depreciation, depletion and amortization:
Industrial and commercial	$566	391
Mining royalty lands	226	178
Development	43	43
Multifamily	2,007	1,995
	$2,842	2,607

Operating expenses:
Industrial and commercial	$326	233
Mining royalty lands	19	16
Development	59	25
Multifamily	1,726	1,585
	$2,130	1,859

Property taxes:
Industrial and commercial	$127	80
Mining royalty lands	75	75
Development	213	148
Multifamily	610	635
	$1,025	938

Capital expenditures:
Industrial and commercial	$4	100
Mining royalty lands	148	48
Development	13,150	2,650
Multifamily	122	302
	$13,424	3,100

Identifiable net assets	March 31, 2026	December 31, 2025

Industrial and commercial	$62,205	62,260
Mining royalty lands	47,683	47,729
Development	204,113	187,237
Multifamily	325,139	329,303
Cash items	107,859	105,361
Unallocated corporate assets	3,390	3,255
	$750,389	735,145
(4) Long-Term Debt.
The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Variable rate construction/stabilization loans	18,838	13,888
Unamortized debt issuance costs	(1,492)	(1,404)
Credit agreement	6,500	—
	$203,916	192,554

Unamortized debt issuance costs - undrawn loans included in Deferred costs in the Company's consolidated balance sheets	$1,582	1,780
On July 21, 2025, the Company entered into a 2025 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective July 21, 2025. The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo dated December 22, 2023. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of March 31, 2026, there was $6,500,000 debt outstanding on this revolver, $410,000 outstanding under letters of credit and $43,090,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate was 5.88% on March 31, 2026. The credit agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of March 31, 2026, these covenants would have limited our ability to pay dividends to a maximum of $87.0 million combined.
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

On March 7, 2025 the Lakeland partnership secured a $16.0 million loan with a floating rate equal to SOFR plus 2.75% from Seacoast National Bank. The applicable rate at March 31, 2026 was 6.42%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.50% with an interest rate swap conversion option.

On March 13, 2025 the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. The applicable rate at March 31, 2026 was 6.42%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.25%.

On July 23, 2025 the Camp Lake partnership secured a $33.0 million loan at SOFR plus 2.75% from Pinnacle Bank. It is a three-year construction/stabilization loan with two 1-year conditional extensions.
Debt cost amortization of $109,000 and $65,000 was recorded during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025 the Company capitalized interest costs of $777,000 and $744,000, respectively.
The Company was in compliance with all debt covenants as of March 31, 2026.
(5) Earnings per Share.
The following details the computations of the basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months ended
	March 31,
	2026	2025

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	19,016	18,947

Common shares issuable under share-based payment plans which are potentially dilutive	18	65

Common shares used for diluted earnings per common share	19,034	19,012

Net income (loss) attributable to the Company	$(687)	1,710

Earnings per common share:
-basic	$(.04)	.09
-diluted	$(.04)	.09
For the three months ended March 31, 2026 and March 31, 2025, the Company had 87,390 and 73,905 shares, respectively, of stock options outstanding which were not used in the calculation above because the effect would have been anti-dilutive.

(6) Stock-Based Compensation Plans.
The Company has two Equity Compensation Plans (the 2016 Equity Incentive Plan and it's replacement, the 2026 Equity Incentive Plan) under which outstanding stock options, restricted stock, and stock awards were granted to directors, officers and key employees. The plans permit the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. The options awarded under the plans have similar characteristics. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance was 411,224 at March 31, 2026.
On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. The Company offered the hired Altman employees project profits interests grants that can be settled in Company stock at the Company’s discretion. These interests were valued by a 3rd party specialist at $796,000 of which $344,000 was earned prior to the acquisition and treated as goodwill on the balance sheet.
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
The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	March 31,
	2026	2025
Stock option grants	$31	$39
Restricted stock awards	292	326
Profits interests grants	45	—
	$368	$365

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Outstanding at December 31, 2025	160,165	$25.52	4.7	$1,575
Time-based awards granted
Performance-based awards granted
Performance-based awards forfeited	(5,466)	31.44		(67)
Outstanding at March 31, 2026	154,699	$25.31	4.3	$1,508

Exercisable at March 31, 2026	108,438	$22.92	2.6	$933

Vested during three months ended March 31, 2026	3,716			$46
The aggregate intrinsic value of exercisable in-the-money options was $64,000 and the aggregate intrinsic value of outstanding in-the-money options was $64,000 based on the market closing price of $21.88 on March 31, 2026 less exercise prices.
The unrecognized compensation cost of options granted to FRP employees but not yet vested as of March 31, 2026 was $419,000, which is expected to be recognized over a weighted-average period of 3.0 years.
A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at December 31, 2025	94,627	$29.73	2.7	$2,813
Time-based awards granted	28,952	22.79		660
Performance-based awards granted	33,572	22.79		765
Performance-based awards forfeited	(1,790)	31.44		(56)
Vested	(4,742)	31.21		(148)
Non-vested at March 31, 2026	150,619	$26.78	3.2	$4,034
Total unrecognized compensation cost of restricted stock granted but not yet vested as of March 31, 2026 was $3,363,000 which is expected to be recognized over a weighted-average period of 3.3 years.

(7) Contingencies.
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
As of March 31, 2026, there was $410,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
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
On October 21, 2025 in conjunction with the Altman Logistics platform acquisition, FRP Guaranty, LLC (wholly owned by the Company) provided repayment, construction completion, and cost overrun guarantees to the construction lenders at Lakeland, Davie, Delray, Hamilton and Parsippany and the joint venture partners at Delray, Hamilton and Parsippany. As of March 31, 2026, the maximum amount of future payments that FRP Guaranty, LLC could be required to make under its repayment guarantees is $25.0 million on aggregate joint venture indebtedness of $121.7 million. FRP Guaranty, LLC would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a joint venture project. As of March 31, 2026, FRP Guaranty, LLC has been funded with $10.0 million in cash and cash equivalents. The Company believes that the fair values of these guarantees are minimal based on various factors, including the collateral values securing the loans, the status of the applicable development projects, and current expectations regarding the probability of payments being made pursuant to such guarantees.
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

(8) Concentrations.
The mining royalty lands segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 26.9% of the Company’s consolidated revenues during the three months ended March 31, 2026, and $715,000 of accounts receivable at March 31, 2026. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.
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
The fair values of the Company’s fixed rate mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2026, the carrying amount and fair value of such other long-term debt was $180,070,000 and $148,485,000, respectively. At December 31, 2025, the carrying amount and fair value of such other long-term debt was $180,070,000 and $148,736,000, respectively.
(10) Investments in Joint Ventures.
The Company has investments in joint ventures, primarily with other real estate developers. Joint ventures where FRP is not the primary beneficiary are not consolidated and are reflected in the line “Investment in joint ventures” along with $921,000 in Other liabilities on the balance sheet and “Equity in loss of joint ventures” on the income statement. The assets of these joint ventures are restricted to use by the joint ventures and their obligations are non-recourse to FRP as to their principal balances and can only be settled by their assets.
The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of March 31, 2026
Brooksville Quarry, LLC	50.00%	$7,517	14,400	(24)	(12)
BC FRP Realty, LLC	50.00%	5,103	23,738	144	72
Buzzard Point Sponsor, LLC	50.00%	2,678	5,356	—	—
Bryant Street Partnerships	72.10%	57,873	183,718	(2,176)	(1,693)
Industrial Partnerships	9.63%	8,428	119,975	(387)	(39)
Lending ventures		16,575	13,200	—	—
Estero Partnership	16.00%	9,371	75,795	—	—
The Verge Partnership	61.37%	33,529	120,877	(1,135)	(697)
Greenville Partnerships	58.47%	13,070	115,144	(615)	(246)
Total		$154,144	672,203	(4,193)	(2,615)

The major classes of assets, liabilities and equity of the Company’s Investments in unconsolidated Joint Ventures as of March 31, 2026 are summarized in the following two tables (in thousands):

	As of March 31, 2026
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	172,986	70,448	118,898	112,715	$475,047
Cash and restricted cash	0	2,521	5,111	1,463	2,172	11,267
Unrealized rents & receivables	0	7,042	236	420	116	7,814
Deferred costs	5,356	1,169	0	96	141	6,762
Total Assets	$5,356	183,718	75,795	120,877	115,144	$500,890

Secured notes payable	$0	108,576	8,235	68,562	86,371	$271,744
Other liabilities	0	1,927	5,280	1,263	4,855	13,325
Capital – FRP	2,678	55,274	9,509	31,255	12,139	110,855
Capital – Third Parties	2,678	17,941	52,771	19,797	11,779	104,966
Total Liabilities and Capital	$5,356	183,718	75,795	120,877	115,144	$500,890

	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$119,215	14,349	21,633	13,200	475,047	$643,444
Cash and restricted cash	760	44	1,409	0	11,267	13,480
Unrealized rents & receivables	0	0	451	0	7,814	8,265
Deferred costs	0	7	245	0	6,762	7,014
Total Assets	$119,975	14,400	23,738	13,200	500,890	$672,203

Secured notes payable	$46,843	0	13,580	(3,375)	271,744	$328,792
Other liabilities	6,163	21	274	0	13,325	19,783
Capital – FRP	7,239	7,517	4,942	16,575	110,855	147,128
Capital – Third Parties	59,730	6,862	4,942	0	104,966	176,500
Total Liabilities and Capital	$119,975	14,400	23,738	13,200	500,890	$672,203
The Company’s capital recorded by the unconsolidated Joint Ventures is $7,016,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2025 are summarized in the following two tables (in thousands):

	As of December 31, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily JV’s

Investments in real estate, net	$0	174,479	59,843	119,954	107,656	$461,932
Cash and restricted cash	0	3,643	7,406	1,728	3,109	15,886
Unrealized rents & receivables	0	6,783	235	374	92	7,484
Deferred costs	5,138	1,284	0	138	201	6,761
Total Assets	$5,138	186,189	67,484	122,194	111,058	$492,063

Secured notes payable	$0	108,760	8,235	68,498	81,865	$267,358
Other liabilities	0	2,363	3,331	1,509	4,660	11,863
Capital – FRP	2,569	56,735	6,828	31,952	12,385	110,469
Capital – Third Parties	2,569	18,331	49,090	20,235	12,148	102,373
Total Liabilities and Capital	$5,138	186,189	67,484	122,194	111,058	$492,063

		As of December 31, 2025
	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$119,215	$14,350	21,539	11,318	461,932	$628,354
Cash and restricted cash	760	53	1,347	0	15,886	18,046
Unrealized rents & receivables	0	0	548	0	7,484	8,032
Deferred costs	0	1	325	0	6,761	7,087
Total Assets	$119,975	$14,404	23,759	11,318	492,063	$661,519

Secured notes payable	$46,843	$0	13,731	(3,484)	267,358	$324,448
Other liabilities	6,163	0	288	0	11,863	18,314
Capital – FRP	7,239	7,530	4,870	14,802	110,469	144,910
Capital - Third Parties	59,730	6,874	4,870	0	102,373	173,847
Total Liabilities and Capital	$119,975	$14,404	23,759	11,318	492,063	$661,519
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(39,478,000) and $(37,478,000) as of March 31, 2026 and December 31, 2025, respectively.

The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV	Bryant Street Partnerships Total JV	Bryant Street Partnerships Company Share	Bryant Street Partnerships Company Share
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025

Lease revenue	3,836	4,042	2,765	2,914

Depreciation and amortization	1,767	1,659	1,274	1,196
Operating expenses	1,622	1,453	1,171	1,049
Property taxes	282	317	203	228
Cost of operations	3,671	3,429	2,648	2,473

Total operating profit	165	613	117	441
Interest expense	(2,341)	(2,307)	(1,810)	(1,697)

Net loss before tax	$(2,176)	$(1,694)	$(1,693)	$(1,256)
Interest expense for the three months ended March 31, 2026 and 2025 for the the Company share includes $124,000 loan guarantee expense.
The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville Partnerships Total JV	Greenville Partnerships Total JV	Greenville Partnerships Company Share	Greenville Partnerships Company Share
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025

Lease revenue	2,695	2,599	1,078	1,040

Depreciation and amortization	879	878	352	352
Operating expenses	728	676	291	270
Property taxes	525	491	210	196
Cost of operations	2,132	2,045	853	818

Total operating profit	563	554	225	222
Interest expense	(1,178)	(1,216)	(471)	(487)

Net loss before tax	$(615)	$(662)	$(246)	$(265)

The income statements of The Verge Partnership are as follows (in thousands):

	The Verge Partnership Total JV	The Verge Partnership Total JV	The Verge Partnership Company Share	The Verge Partnership Company Share
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025

Lease revenue	2,180	2,273	1,338	1,395

Depreciation and amortization	1,059	1,053	650	646
Operating expenses	835	751	512	461
Property taxes	334	326	205	200
Cost of operations	2,228	2,130	1,367	1,307

Total operating profit/(loss)	(48)	143	(29)	88
Interest expense	(1,087)	(1,070)	(668)	(657)

Net loss before tax	$(1,135)	$(927)	$(697)	$(569)

(11) Subsequent Events.
None.

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
We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to focus on our core business activity of real estate development, asset management and operations. We are developing a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with operational cash flow from existing assets, existing cash, owned-land, partner capital and financing arrangements. Timing of projects may be subject to delays caused by factors beyond our control.
Reportable Segments
We conduct primarily all of our business in the following four reportable segments: (1) multifamily (2) industrial and commercial (3) mining royalty lands and (4) development.
Multifamily Segment.
As of March 31, 2026, the Multifamily segment included six stabilized joint ventures which own and manage apartment buildings and any associated retail. These assets create revenue and cash flows through tenant rental payments and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 - 15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The six multifamily properties are as follows:

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
As of March 31, 2026, the Industrial and Commercial Segment includes five commercial properties owned by the Company in fee simple as follows:
1)34 Loveton Circle in suburban Baltimore County, MD consists of one office building totaling 33,708 square feet which is 59.3% occupied (25% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.
2)155 E. 21st Street in Duval County, FL was an prior office building property that remained under lease through March 31, 2026. The lease expired April 1, 2026 and this vacant parcel has minimal value.

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

Additionally, these locations provide us with opportunities for valuable “second lives” for these assets through proper land planning and entitlement.
Significant “Second life” Mining Lands:

Location	Acreage	Status
Brooksville, FL	4,280 +/-	Development of Regional Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,907 +/-	Seeking to rezone and obtain entitlements to allow residential development of 497 units following mining operations and the extension of Alico Road
Total	6,187 +/-

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
At March 31, 2026, this segment owned the following future development parcels:
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
Development Segment – Land Held for Development or Sale.

At March 31, 2026, this segment was invested in the following development parcels:

1)Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permitted the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. Phase 1 and 2 (Dock 79 & The Maren) are in the multifamily segment. The final two phases, Phase 3 and Phase 4 obtained second-stage PUD approval on October 10, 2025, permitting approximately 602,553 square feet of apartments (~590 units) with first floor retail. The PUD requires Phase 4 construction to commence within 3 years and commencing Phase 3 construction within 3 years after obtaining the Phase 4 certificate of occupancy. The net book value of this property is $9.3 million.

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

4)Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, MD, into a multi-building business park consisting of approximately 329,000 square feet of single-story office and retail space. The project will take place in several phases. Construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At March 31, 2026 Phase I was 87.2% leased and occupied. In 2024, the partnership agreed to spend up to $1.0 million dollars to amend and modify 218,620 square feet of office and retail development for 153 for rent residential units, up to four (4) one-acre retail lots for ground lease opportunities, and maintain the flexibility to construct a single-story office building totaling 21,760 square feet.

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

11)Altman Logistics business acquisition: On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. The following table details the projects purchased and the square feet (SF) of the warehouses:

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Completed Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Substantial completion Q1 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Substantial completion Q2 2026
Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617		Land acquisition contract 2026
(1) General Partner investment, distributions will be based upon waterfall model.

Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are not consolidated and are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of March 31, 2026
Brooksville Quarry, LLC	50.00%	$7,517	7,200	—	(12)
BC FRP Realty, LLC	50.00%	5,103	11,869	6,790	72
Buzzard Point Sponsor, LLC	50.00%	2,678	2,678	—	—
Bryant Street Partnerships	72.10%	57,873	132,415	78,256	(1,693)
Lending ventures	—%	16,575	—	—	—
Industrial partnerships	9.63%	8,428	11,551	4,510	(39)
Greenville Woven	64.85%	12,253	17,832	4,021	—
Estero Partnership	16.00%	9,371	12,127	1,318	—
The Verge Partnership	61.37%	33,529	74,183	42,077	(697)
Greenville Partnerships	40.00%	817	35,059	32,068	(246)
Total		$154,144	304,914	169,040	(2,615)

The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of March 31, 2026 are summarized in the following two tables (in thousands):

	As of March 31, 2026
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	172,986	70,448	118,898	112,715	$475,047
Cash and restricted cash	0	2,521	5,111	1,463	2,172	11,267
Unrealized rents & receivables	0	7,042	236	420	116	7,814
Deferred costs	5,356	1,169	0	96	141	6,762
Total Assets	$5,356	183,718	75,795	120,877	115,144	$500,890

Secured notes payable	$0	108,576	8,235	68,562	86,371	$271,744
Other liabilities	0	1,927	5,280	1,263	4,855	13,325
Capital – FRP	2,678	55,274	9,509	31,255	12,139	110,855
Capital – Third Parties	2,678	17,941	52,771	19,797	11,779	104,966
Total Liabilities and Capital	$5,356	183,718	75,795	120,877	115,144	$500,890

	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$119,215	14,349	21,633	13,200	475,047	$643,444
Cash and restricted cash	760	44	1,409	0	11,267	13,480
Unrealized rents & receivables	0	0	451	0	7,814	8,265
Deferred costs	0	7	245	0	6,762	7,014
Total Assets	$119,975	14,400	23,738	13,200	500,890	$672,203

Secured notes payable	$46,843	0	13,580	(3,375)	271,744	$328,792
Other liabilities	6,163	21	274	0	13,325	19,783
Capital – FRP	7,239	7,517	4,942	16,575	110,855	147,128
Capital – Third Parties	59,730	6,862	4,942	0	104,966	176,500
Total Liabilities and Capital	$119,975	14,400	23,738	13,200	500,890	$672,203

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of March 31, 2026:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$325,139	62,205	47,683	204,113	111,249	$750,389
Investments in unconsolidated joint ventures	(92,219)		(7,517)	(54,408)		(154,144)
Company's share of assets in unconsolidated joint ventures	241,657		7,200	56,057		304,914
Noncontrolling interest in consolidated assets	(105,212)			(1,046)	(1,298)	(107,556)
Pro rata assets	$369,365	62,205	47,366	204,716	109,951	$793,603

Consolidated secured notes payable	179,037			18,379	6,500	203,916
Company's share of debt in unconsolidated joint ventures	156,422			12,618		169,040
Noncontrolling interest in consolidated debt	(81,424)			—		(81,424)
Pro rata debt	$254,035	—	—	30,997	6,500	$291,532

Pro rata assets less debt	$115,330	62,205	47,366	173,719	103,451	$502,071
Deferred income taxes						(66,901)
Other liabilities and noncontrolling interest adjustment						(6,992)
Consolidated shareholder's equity						$428,178

First Quarter Financial Highlights
•Net loss of ($0.7) million vs $1.7 million net income primarily due to $1.5 million increase in G&A, $0.9 million lower interest income, and lower occupancy in our Multifamily and Industrial segments.
•5% decrease in pro rata NOI ($8.9 million vs $9.4 million) driven by lower occupancy and elevated costs in the Multifamily segment, partially offset by strong Mining Royalty Lands performance.
•12% decrease in the Multifamily segment’s pro rata NOI primarily due to lower occupancy and higher costs at our DC assets.
•33% decrease in Industrial and Commercial segment NOI primarily due to vacancies from an eviction of one tenant and lease expirations.
•15% increase in Mining Royalty Lands segment NOI driven by a 7.9% rise in royalties tons and a 6.5% increase in royalty revenue per ton.

Executive Summary and Analysis

The headwinds we experienced last year continued to affect results into this year’s first quarter. Oversupply in DC multifamily continues to hamper rent growth and occupancy levels while expenses have risen unabated. We still have significant vacancies in our industrial assets in Maryland, which combined with the increase in general and administrative expense associated with the Altman acquisition have served to put downward pressure on earnings and NOI compared to the same period last year, mitigated to some extent by the increases in mining royalties. None of these factors are new developments, and our focus on leasing remains the same. What is new is the activity in the leasing space this year relative to 2025, which management finds particularly heartening. Same store occupancy levels and rent growth are perhaps our most important driver for earnings, FFO, and NOI growth, because they require very little in capex and the impact is nearly immediate. Looking forward to the rest of 2026, our focus in the near-term is capitalizing on the increase in leasing activity to bolster our same store assets and return occupancy back to historic norms; control and minimize expenses in our multifamily assets where possible to limit the impact of a soft market; and finally execute on the industrial assets we have under development to set the company up for future growth.

Comparative Results of Operations for the three months ended March 31, 2026 and 2025
Consolidated Results

(dollars in thousands)	Three Months Ended March 31,
	2026	2025	Change	%
Revenues:
Lease revenue	$6,713	7,072	$(359)	-5.1%
Mining royalty and rents	3,717	3,234	483	14.9%
Joint venture management fee revenue	164	—	164
Total revenues	10,594	10,306	288	2.8%

Cost of operations:
Depreciation, depletion and amortization	2,842	2,607	235	9.0%
Operating expenses	2,130	1,859	271	14.6%
Property taxes	1,025	938	87	9.3%
General and administrative	4,085	2,577	1,508	58.5%
Total cost of operations	10,082	7,981	2,101	26.3%

Total operating profit	512	2,325	(1,813)	-78.0%

Net investment income	1,688	2,561	(873)	-34.1%
Interest expense	(708)	(695)	(13)	1.9%
Equity in loss of joint ventures	(2,615)	(2,031)	(584)	28.8%
Income before income taxes	(1,123)	2,160	(3,283)	-152.0%
Provision for income taxes	(202)	526	(728)	-138.4%

Net income (loss)	(921)	1,634	(2,555)	-156.4%
Income (loss) attributable to noncontrolling interest	(234)	(76)	(158)	207.9%
Net income (loss) attributable to the Company	$(687)	1,710	$(2,397)	-140.2%

Net loss for the first quarter of 2026 was $(687,000) or $(.04) per share versus income of $1,710,000 or $.09 per share in the same period last year. Pro rata NOI for the first quarter of 2026 was $8,861,000 versus $9,364,000 in the same period last year. The first quarter of 2026 was impacted by the following items:
•Operating profit decreased $1,813,000 primarily due to $1,508,000 higher General & administrative costs. G&A costs included $311,000 higher audit fees, $173,000 of valuation and accounting consulting fees, $110,000 of IT consulting, and higher wages, all primarily related to the Altman acquisition. The consolidated portion of the Multifamily segment (Dock/Maren) decreased $357,000 due to uncollectable revenue and higher operating expenses and property taxes. The Industrial and Commercial segment operating profit declined $462,000 with $298,000 due to $218,000 of depreciation and $80,000 of carrying costs on our Chelsea spec warehouse placed in service in April 2025 along with non-renewing leases. Mining Royalty Land's segment operating profit increased $432,000 due to higher royalty tons and revenues less related depletion. Development segment operating profit increased $82,000 due to joint venture management fee revenues partially offset by less capitalized real estate taxes.
•Net investment income decreased $873,000 because of reduced earnings on cash equivalents ($650,000) due to lower balances and interest rates and lower income from our lending ventures ($223,000) on smaller loan balances outstanding.
•Equity in loss of joint ventures was an unfavorable $584,000 due to higher losses at Bryant Street ($437,000) and Verge ($128,000) both due to lower revenues and higher expenses. Bryant Street expenses included $125,000 for exploratory refinancing costs and $40,000 for the annual tax returns.
•Pro rata NOI decreased $503,000 driven by declines in the Multifamily segment NOI ($546,000), Industrial segment ($381,000), and Development segment ($74,000), partially offset by higher Mining Royalty segment NOI ($498,000).

Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)

	Three months ended March 31, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$8,014	100.0%	8,305	100.0%	(291)	-3.5%

Depreciation and amortization	3,375	42.1%	3,287	39.6%	88	2.7%
Operating expenses	2,889	36.0%	2,625	31.6%	264	10.1%
Property taxes	950	11.9%	970	11.7%	(20)	-2.1%

Cost of operations	7,214	90.0%	6,882	82.9%	332	4.8%

Operating profit before G&A	$800	10.0%	1,423	17.1%	(623)	-43.8%

Depreciation and amortization	3,375		3,287		88
Unrealized rents & other	(91)		(80)		(11)
Net operating income	$4,084	51.0%	4,630	55.7%	(546)	-11.8%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $4,084,000, down $546,000 or 12% compared to $4,630,000 in the same quarter last year. Most of this decrease was due to lower occupancy and higher costs at our DC assets.

Apartment Building	Units	Pro rata NOI Q1 2026	Pro rata NOI Q1 2025	Avg. Occupancy Q1 2026	Avg. Occupancy Q1 2025	Renewal Success Rate Q1 2026	Renewal % increase Q1 2026

Dock 79 Anacostia DC	305	$801,000	$905,000	89.3%	95.6%	63.6%	6.1%
Maren Anacostia DC	264	$759,000	$855,000	91.6%	93.9%	55.6%	3.7%
Riverside Greenville	200	$234,000	$222,000	97.0%	92.9%	60.6%	0.6%
Bryant Street DC	487	$1,344,000	$1,539,000	92.1%	92.5%	63.6%	1.9%
.408 Jackson Greenville	227	$341,000	$356,000	95.3%	97.2%	41.9%	5.3%
Verge Anacostia DC	344	$605,000	$753,000	89.8%	93.5%	62.5%	1.2%
Multifamily Segment	1,827	$4,084,000	$4,630,000	92.1%	94.0%

Multifamily Segment (Consolidated - Dock 79 & The Maren)

	Three months ended March 31, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$5,195	100.0%	5,424	100.0%	(229)	-4.2%

Depreciation and amortization	2,007	38.7%	1,995	36.8%	12	.6%
Operating expenses	1,726	33.2%	1,585	29.2%	141	8.9%
Property taxes	610	11.7%	635	11.7%	(25)	-3.9%

Cost of operations	4,343	83.6%	4,215	77.7%	128	3.0%

Operating profit before G&A	$852	16.4%	1,209	22.3%	(357)	-29.5%

Total revenues for our two consolidated joint ventures were $5,195,000, a decrease of $229,000 versus $5,424,000 in the same period last year primarily due to lower occupancy and concessions. Total operating profit before G&A for the consolidated joint ventures was $852,000, a decrease of $357,000, or 30% versus $1,209,000 in the same period last year primarily due to lower revenues along with higher operating costs.

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

	Three months ended March 31, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$5,181	100.0%	5,349	100.0%	(168)	-3.1%

Depreciation and amortization	2,276	43.9%	2,193	41.0%	83	3.8%
Operating expenses	1,974	38.1%	1,780	33.3%	194	10.9%
Property taxes	618	11.9%	625	11.7%	(7)	-1.1%

Cost of operations	4,868	94.0%	4,598	86.0%	270	5.9%

Operating profit before G&A	$313	6.0%	751	14.0%	(438)	-58.3%
For our four unconsolidated joint ventures, pro rata revenues were $5,181,000, a decrease of $168,000 or 3% compared to $5,349,000 in the same period last year. Pro rata operating profit before G&A was $313,000, a decrease of $438,000 or 58% versus $751,000 in the same period last year. The decrease was primarily due to lower occupancy at The Verge and higher costs at Bryant Street.
Industrial and Commercial Segment

	Three months ended March 31, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$1,200	100.0%	1,347	100.0%	(147)	(10.9%)

Depreciation and amortization	566	47.1%	391	29.1%	175	44.8%
Operating expenses	326	27.2%	233	17.3%	93	39.9%
Property taxes	127	10.6%	80	5.9%	47	58.8%

Cost of operations	1,019	84.9%	704	52.3%	315	44.7%

Operating profit before G&A	$181	15.1%	643	47.7%	(462)	(71.9%)

Depreciation and amortization	566		391		175
Unrealized revenues	11		105		(94)
Net operating income	$758	63.2%	$1,139	84.6%	$(381)	(33.5%)
Shell construction on our 258,279 square foot spec warehouse project in Aberdeen, MD on Chelsea Road was completed effective April 1, 2025 and is in the lease-up phase. We have ten buildings in service at four different locations totaling 773,356 square feet of industrial and 33,708 square feet of office of which 59.3% was leased and occupied at March 31, 2026. Excluding Chelsea these assets were 69.9% leased and occupied during the quarter compared to 85.2% leased and occupied during the same quarter last year primarily due to an eviction and lease expirations. Total revenues in this segment were $1,200,000, down $147,000 or 11%, over the same period last year. Operating profit before G&A was $181,000, down $462,000 or 72% over the same quarter last year due to $218,000 of depreciation and $80,000 of operating costs at Chelsea along with the lower occupancy. Net operating income in this segment was $758,000, down $381,000 or 33% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended March 31, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Mining royalty and rent revenue	$3,717	100.0%	3,234	100.0%	483	14.9%

Depreciation, depletion and amortization	226	6.1%	178	5.5%	48	27.0%
Operating expenses	19	0.5%	16	0.5%	3	18.8%
Property taxes	75	2.0%	75	2.3%	—	—%

Cost of operations	320	8.6%	269	8.3%	51	19.0%

Operating profit before G&A	$3,397	91.4%	2,965	91.7%	432	14.6%

Depreciation and amortization	226		178		48
Unrealized revenues	159		141		18
Net operating income	$3,782	101.7%	$3,284	101.5%	$498	15.2%
Total revenues in this segment were $3,717,000, an increase of $483,000 or 15% versus $3,234,000 in the same period last year. Royalty tons were up 7.9%. Royalty revenue per ton increased 6.5% over the same period last year. Total operating profit before G&A in this segment was $3,397,000, an increase of $432,000 versus $2,965,000 in the same period last year. Net operating income was $3,782,000, up $498,000 or 15% compared to the same quarter last year.

Development Segment Results

	Three months ended March 31, 2026
(dollars in thousands)	2026	2025	Change

Lease revenue	$319	301	18
Joint venture management fee revenue	163	—	163
Total revenues	482	301	181

Depreciation, depletion and amortization	43	43	—
Operating expenses	59	25	34
Property taxes	213	148	65

Cost of operations	315	216	99

Operating profit before G&A	$167	85	82

Joint venture management fee revenues primarily represent fees earned from the Company's three minority ownership warehouse projects acquired October 21, 2025. Property taxes increased because Phase III at

Riverfront received second-stage PUD approval on October 10, 2025 and is not currently in development; accordingly, carrying costs are now being expensed rather than capitalized.

With respect to ongoing Development Segment projects:

▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $28.1 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. At quarter-end, 228 lots have been sold and $30.0 million has been returned to the company of which $7.1 million was booked as profit to the Company.

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

▪On September 12, 2025, we secured construction financing for the first phase (296 multifamily units and 28,745 square feet of retail) of our Estero joint venture with Woodfield Development, located between Naples and Ft. Myers. Substantial completion is expected late 2027.

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

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Completed Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Substantial completion Q1 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Substantial completion Q2 2026
Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617		Land acquisition contract 2026
(1) General Partner investment, distributions will be based upon waterfall model.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of March 31, 2026, we had $107,859,000 of cash and cash equivalents. As of March 31, 2026 we had $6.5 million borrowed under our $50 million Wells Fargo revolver to fund the Woven bridge loan, $410,000 outstanding under letters of credit and $43,090,000 available to borrow under the revolver.
Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three Months Ended March 31,
	2026	2025
Total cash provided by (used for):
Operating activities	$9,670	4,503
Investing activities	(17,931)	465
Financing activities	10,759	(11,269)
Increase (decrease) in cash and cash equivalents	$2,498	(6,301)

Outstanding debt at the beginning of the period	192,554	178,853
Outstanding debt at the end of the period	203,916	178,250

Operating Activities - Net cash provided by operating activities for the three months ended March 31, 2026 was $9,670,000 versus $4,503,000 in the same period last year. The increase was primarily due to higher accounts payable and accrued liabilities due to the timing of construction in progress payments partially offset by lower net income.
Investing Activities - Net cash used in investing activities for the three months ended March 31, 2026 was $17,931,000 versus $465,000 provided in the same period last year. The $18.4 million increase was due to a $10.3 million increase in investment in properties (primarily Davie, Camp Lake, and Lakeland) combined with a $7.2 million increase in investments in joint ventures (primarily Estero, Aberdeen, and Woven) and with a $0.9 million decrease in return of capital from joint ventures.
Financing Activities – Net cash provided by financing activities was $10,759,000 versus $11,269,000 used by financing activities in the same period last year primarily due to $11.5 million draws on the loans in the current year compared to $10.7 million distribution to noncontrolling interests related to the the planned increase in ownership of our partnerships with Altman Logistics at the construction loan closings.
Credit Facilities - On July 21, 2025, the Company entered into a 2025 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement modifies the Company’s prior Credit Agreement with Wells Fargo, dated December 22, 2023. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of March 31, 2026, these covenants would have limited our ability to pay dividends to a maximum of $87.0 million combined.
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
Cash Requirements – The Company expects to invest $69 million into our existing real estate holdings and joint ventures during the remainder of 2026 and $113 million beyond 2026 for projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.
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

Pro rata Net Operating Income Reconciliation
Three months ending 3/31/26 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$138	768	(1,893)	2,590	(2,524)	(921)
Income tax allocation	43	236	(510)	795	(766)	(202)

Income (loss) before income taxes	181	1,004	(2,403)	3,385	(3,290)	(1,123)

Less:
Unrealized rents	—	—	46	—	—	—
Management fee revenue	—	163	—	—	—	163
Interest income		804	7		877	1,688
Plus:
Unrealized rents	11	—	—	159	—	124
Professional fees	—	12	51	—	—	63
Equity in loss of joint ventures	—	(33)	2,636	12	—	2,615
Interest expense	—	—	626	—	82	708
Depreciation/amortization	566	43	2,007	226	—	2,842
General and administrative	—	—	—	—	4,085	4,085

Net operating income (loss)	758	59	2,864	3,782	—	7,463

NOI of noncontrolling interest	—	—	(1,304)	—	—	(1,304)
Pro rata NOI from unconsolidated joint ventures	—	178	2,524	—	—	2,702

Pro rata net operating income	$758	237	4,084	3,782	—	8,861

Pro rata Net Operating Income Reconciliation
Three months ending 3/31/25 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$492	905	(1,169)	2,259	(853)	1,634
Income tax allocation	151	278	(369)	694	(228)	526

Income (loss) before income taxes	643	1,183	(1,538)	2,953	(1,081)	2,160

Less:
Unrealized rents	—	—	—	—	—	—
Interest income	—	1,027	—	—	1,534	2,561
Plus:
Unrealized rents	105	—	3	141	—	249
Professional fees	—	—	31	—	—	31
Equity in loss of joint ventures	—	(71)	2,090	12	—	2,031
Interest expense	—	—	657	—	38	695
Depreciation/amortization	391	43	1,995	178	—	2,607
General and administrative	—	—	—	—	2,577	2,577

Net operating income (loss)	1,139	128	3,238	3,284	—	7,789

NOI of noncontrolling interest	—	—	(1,478)	—	—	(1,478)
Pro rata NOI from unconsolidated joint ventures	—	183	2,870	—	—	3,053

Pro rata net operating income	$1,139	311	4,630	3,284	—	9,364

Critical Accounting Policies – Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2025, entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2026, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo, our variable rate construction/stabilization loans, and earnings on our cash equivalents and variable rate lending ventures.
Applicable margin for borrowings at March 31, 2026 under the Wells Fargo Credit Agreement was Daily simple SOFR plus 2.25%. and under our variable rate construction/stabilization loans was Daily SOFR plus 2.75%. The Company had $25.3 million of variable rate debt outstanding at March 31, 2026, so a 100 basis point decrease in SOFR would increase cash flows before income taxes by $0.3 million annually. The Company had $111.7 million of cash equivalents and variable rate lending venture advances at March 31, 2026, so a 100 basis point increase in SOFR would reduced cash flows before income taxes by $1.1 million annually.

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
As of March 31, 2026, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.
There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31	—	$—	—	$6,899,000
February 1 through February 28	—	$—	—	$6,899,000
March 1 through March 31	—	$—	—	$6,899,000

Total	—	$—	—
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

FRP Holdings, Inc.

Date: May 14, 2026	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

FRP HOLDINGS, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026
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