Form 10-Q
period 2026-06-30
FRP HOLDINGS, INC.
filed 2026-08-06
CIK 844059

Table of Contents`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________
Commission File Number: 001-36769
_____________________
FRP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_____________________

Florida	47-2449198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)
904- 858-9100
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	FRPH	The Nasdaq Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2026
Common Stock, $.10 par value per share	19,198,301 shares

Table of Contents`
FRP HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2026

Table of Contents`
Preliminary Note Regarding Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. Such statements reflect management’s current views with respect to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Potential risks and uncertainties include, but are not limited to: the possibility that we may be unable to find appropriate investment opportunities; levels of construction activity in the markets served by our mining properties; demand for multifamily and flexible warehouse/office facilities; our ability to obtain zoning and entitlements necessary for property development; the impact of lending and capital market conditions on our liquidity, our ability to finance projects or repay our debt; general real estate investment and development risks; vacancies in our properties; risks associated with developing and managing properties in partnership with others; competition; our ability to renew leases or re-lease spaces as leases expire; illiquidity of real estate investments; bankruptcy or defaults of tenants; the impact of restrictions imposed by our credit facility; the level and volatility of interest rates; environmental liabilities; inflation risks; cyber security risks; and construction costs; as well as other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Table of Contents`
PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

Assets:	June 30, 2026	December 31, 2025
Real estate investments at cost:
Land	$182,857	182,936
Buildings and improvements	310,344	309,132
Projects under construction	75,893	45,032
Total investments in properties	569,094	537,100
Less accumulated depreciation and depletion	94,298	88,558
Net investments in properties	474,796	448,542

Real estate held for investment, at cost	12,872	12,626
Investments in joint ventures	158,302	153,084
Net real estate investments	645,970	614,252

Cash, cash equivalents and restricted cash including $11,570 and $11,394 of restricted cash at June 30, 2026 and December 31, 2025, respectively	100,975	105,361
Accounts receivable, net	1,943	1,874
Federal and state income taxes receivable	1,354	1,071
Unrealized rents	1,420	1,264
Deferred costs	3,082	3,768
Goodwill	6,893	6,893
Other assets	676	662
Total assets	$762,313	735,145

Liabilities:
Notes payable, net	$214,618	192,554
Accounts payable and accrued liabilities	17,784	12,148
Other liabilities	2,503	2,317
Deferred revenue	3,464	3,356
Deferred income taxes	66,900	66,900
Deferred compensation	1,521	1,524
Tenant security deposits	696	689
Total liabilities	307,486	279,488

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,198,301 and 19,109,541 shares issued and outstanding, respectively	1,920	1,911
Capital in excess of par value	72,736	71,368
Retained earnings	354,264	355,210
Accumulated other comprehensive income, net	26	24
Total shareholders’ equity	428,946	428,513
Noncontrolling interests	25,881	27,144
Total equity	454,827	455,657
Total liabilities and equity	$762,313	735,145
See accompanying notes.

Table of Contents`
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
Revenues:
Lease revenue	$6,823	7,241	$13,536	14,313
Mining royalty and rents	4,066	3,609	7,783	6,843
Joint venture management fee revenue	194	—	358	—
Total revenues	11,083	10,850	21,677	21,156

Cost of operations:
Depreciation/depletion/amortization	2,923	2,726	5,765	5,333
Operating expenses	1,972	2,580	4,102	4,439
Property taxes	1,042	1,002	2,067	1,940
General and administrative	3,687	2,885	7,772	5,462
Total cost of operations	9,624	9,193	19,706	17,174

Total operating profit	1,459	1,657	1,971	3,982

Investment income	1,237	2,348	2,925	4,909
Interest expense	(701)	(824)	(1,409)	(1,519)
Equity in loss of joint ventures	(2,419)	(2,379)	(5,034)	(4,410)
Income (loss) before income taxes	(424)	802	(1,547)	2,962
Provision for income taxes	(80)	178	(282)	704

Net income (loss)	(344)	624	(1,265)	2,258
Income (loss) attributable to noncontrolling interest	(85)	46	(319)	(30)
Net income (loss) attributable to the Company	$(259)	578	$(946)	2,288

Earnings per common share:
Net income/(loss) attributable to the Company
Basic	$(.01)	.03	$(.05)	.12
Diluted	$(.01)	.03	$(.05)	.12

Number of shares (in thousands) used in computing:
-basic earnings per common share	19,035	18,966	19,026	18,957
-diluted earnings per common share	19,058	19,016	19,044	19,017

See accompanying notes.

Table of Contents`
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
Net income (loss)	$(344)	624	$(1,265)	2,258
Other comprehensive income (loss) net of tax:
Minimum pension liability, net of income tax effect of $5, $(3), $0, and $(6)	18	(7)	2	(15)
Comprehensive income (loss)	$(326)	617	$(1,263)	2,243

Less comprehensive income (loss) attributable to noncontrolling interests	(85)	46	(319)	(30)

Comprehensive income (loss) attributable to the Company	$(241)	571	$(944)	2,273
See accompanying notes

Table of Contents`
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(In thousands) (Unaudited)

	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,265)	2,258
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	6,138	5,622
Deferred income taxes	—	(33)
Equity in loss of joint ventures	5,034	4,410
Gain on sale of equipment and property	(15)	(16)
Stock-based compensation	1,377	1,326
Net changes in operating assets and liabilities:
Accounts receivable	(69)	(234)
Deferred costs and other assets	(161)	106
Accounts payable and accrued liabilities	34	155
Income taxes payable and receivable	(283)	(1,389)
Other long-term liabilities	4	4
Net cash provided by operating activities	10,794	12,209

Cash flows from investing activities:
Investments in properties	(26,556)	(8,198)
Investments in joint ventures	(16,248)	(6,096)
Return of capital from investments in joint ventures	6,180	16,485
Proceeds from the sale of equipment and property	20	16
Net cash (used in) provided by investing activities	(36,604)	2,207

Cash flows from financing activities:
Proceeds from long-term debt	22,368	2,729
Debt issue costs	—	(1,379)
Distributions to noncontrolling interests	(1,488)	(11,556)
Contributions from noncontrolling interests	544	288
Net cash (used in) provided by financing activities	21,424	(9,918)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,386)	4,498
Cash, cash equivalents and restricted cash at beginning of year	105,361	149,935
Cash, cash equivalents and restricted cash at end of the year	$100,975	154,433

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,320	$1,424
Income taxes, federal	(17)	1,930
Income taxes, state	22	157
Noncash accounts payable and accrued liabilities related to investment in properties	5,710	963
See accompanying notes.

Table of Contents`
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(In thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp- rehensive Income (loss), net	Total Share holders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2026	19,170,275	$1,917	$71,730	$354,523	$8	$428,178	$26,219	$454,397
Equity-based compensation	—	—	409	—	—	409	—	409
Shares granted to Directors	28,026	3	597	—	—	600	—	600
Net income (loss)	—	—	—	(259)	—	(259)	(85)	(344)
Contributions from partner	—	—	—	—	—	—	414	414
Distributions to partners	—	—	—	—	—	—	(667)	(667)
Minimum pension liability,net	—	—	—	—	18	18	—	18
Balance at June 30, 2026	19,198,301	$1,920	$72,736	$354,264	$26	$428,946	$25,881	$454,827

Balance at December 31, 2025	19,109,541	$1,911	$71,368	$355,210	$24	$428,513	$27,144	$455,657
Equity-based compensation	—	—	777	—	—	777	—	777
Shares granted to Directors	28,026	3	597	—	—	600		600
Restricted stock award	62,524	6	(6)	—	—	—	—	—
Net income (loss)	—	—	—	(946)	—	(946)	(319)	(1,265)
Contributions from partner	—	—	—	—	—	—	544	544
Distributions to partners	—	—	—	—	—	—	(1,488)	(1,488)
Minimum pension liability,net	—	—	—	—	2	2	—	2
Balance at June 30, 2026	19,198,301	$1,920	$72,736	$354,264	$26	$428,946	$25,881	$454,827

Balance at March 31, 2025	19,087,334	$1,909	$69,237	$353,977	$47	$425,170	$35,326	$460,496
Equity-based compensation	—	—	361	—	—	361	—	361
Shares granted to Directors	21,900	2	598	—	—	600	—	600
Net income (loss)	—	—	—	578	—	578	46	624
Contributions from partner	—	—	—	—	—	—	160	160
Distributions to partners	—	—	—	—	—	—	(820)	(820)
Minimum pension liability, net	—	—	—	—	(7)	(7)		(7)
Balance at June 30, 2025	19,109,234	$1,911	$70,196	$354,555	$40	$426,702	$34,712	$461,414

Balance at December 31, 2024	19,046,894	$1,905	$68,876	$352,267	$55	$423,103	$46,010	$469,113
Equity-based compensation	—	—	726	—	—	726	—	726
Shares granted to Directors	21,900	2	598	—	—	600		600
Restricted stock award	40,440	4	(4)	—	—	—	—	—
Net income (loss)	—	—	—	2,288	—	2,288	(30)	2,258
Contributions from partner	—	—	—	—	—	—	288	288
Distributions to partners	—	—	—	—	—	—	(11,556)	(11,556)
Minimum pension liability, net	—	—	—	—	(15)	(15)	—	(15)
Balance at June 30, 2025	19,109,234	$1,911	$70,196	$354,555	$40	$426,702	$34,712	$461,414

Table of Contents`
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company” or “FRP”) is engaged in the real estate business, namely (i) leasing and management of industrial and commercial properties (the “Industrial and Commercial Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, industrial, and office (the “Development Segment”), and (iv) management of mixed-use residential/retail properties owned through our joint ventures (the “Multifamily Segment”). Our investments in real estate partnerships not wholly owned by FRP which are conducted through limited liability corporations (“LLC”) are also referred to as joint ventures.
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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2025.

The Company’s effective tax rate differs from the 21% Federal statutory rate primarily as a result of state income taxes, net of the Federal benefit. No material discrete items were recognized in either period.
(2) Recently Issued Accounting Standards.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including employee compensation, depreciation, and amortization, within relevant income statement captions. The ASU is effective beginning with our 10-K for 2027. We are evaluating the impact of this standard on our financial statements and disclosures.

Table of Contents`
(3) Business Segments.
Our Chief Executive Officer, as chief operating decision maker or CODM, organizes our company, manages resource allocations and measures performance among our four reportable segments: Industrial and Commercial, Mining Royalty Lands, Development, and Multifamily, as described below.

The Industrial and Commercial Segment owns, leases and manages in-service commercial properties. Currently this includes ten warehouses in three business parks, an office building partially occupied by the Company, and two ground leases all wholly owned by the Company. This segment will also include joint ventures of commercial properties when they reach lease-up stabilization.

Our Mining Royalty Lands Segment owns several properties totaling approximately 16,640 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned 50/50 in our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.

Through our Development Segment, we own and are continuously assessing the highest and best use of several parcels of land that are in various stages of development. Our overall strategy in this segment is to convert all of our non-income producing lands into income production through (i) an orderly process of constructing new buildings for us to own and operate or (ii) a sale to, or joint venture with, third parties. Additionally, our Development Segment will acquire or form joint ventures on new land for development not previously owned by the Company. Three of our joint ventures in the segment, Lakeland Logistics Park Venture, LLC ("Lakeland"), Davie Logistics Park Venture, LLC ("Davie"), and Camp Lake Venture IA, LLC ("Camp Lake") have been consolidated. We purchased the noncontrolling interest of Lakeland and Davie as part of the Altman Logistics acquisition on October 21, 2025. In conjunction with this acquisition, the Company assumed contracts with its real estate joint ventures to provide management services during development, construction, lease up, and stabilization. The Company recognizes joint venture management fee revenues, net of intercompany amounts, over time using the percentage completion method based upon costs incurred to date relative to total estimated costs. The joint venture agreements provide for promote distributions in excess of the Company's percentage ownership based upon total return of the investments over certain financial hurdles (waterfalls). Promote revenues are recognized when earned under the waterfall provisions.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Industrial and commercial	$983	1,374	$2,183	2,721

Table of Contents`

Mining royalty lands	4,066	3,609	7,783	6,843
Development	595	300	1,077	601
Multifamily	5,439	5,567	10,634	10,991
	$11,083	10,850	$21,677	21,156

Operating profit (loss):
Before general and administrative expenses:
Industrial and commercial	$(3)	443	$178	1,086
Mining royalty lands	3,679	3,340	7,076	6,305
Development	287	(698)	454	(613)
Multifamily	1,183	1,457	2,035	2,666
Operating profit before G&A	5,146	4,542	9,743	9,444
Total general and administrative expenses	3,687	2,885	7,772	5,462
	$1,459	1,657	$1,971	3,982

Depreciation, depletion and amortization:
Industrial and commercial	$600	571	$1,166	962
Mining royalty lands	271	177	497	355
Development	43	43	86	86
Multifamily	2,009	1,935	4,016	3,930
	$2,923	2,726	$5,765	5,333

Operating expenses:
Industrial and commercial	$259	230	$585	463
Mining royalty lands	38	16	57	32
Development	52	807	111	832
Multifamily	1,623	1,527	3,349	3,112
	$1,972	2,580	$4,102	4,439

Property taxes:
Industrial and commercial	$127	130	$254	210
Mining royalty lands	78	76	153	151
Development	213	148	426	296
Multifamily	624	648	1,234	1,283
	$1,042	1,002	$2,067	1,940

Capital expenditures:
Industrial and commercial	$226	38	$230	138
Mining royalty lands	103	180	251	228
Development	18,378	5,524	31,528	8,174
Multifamily	135	319	257	621
	$18,842	6,061	$32,266	9,161

Table of Contents`

Identifiable net assets	June 30, 2026	December 31, 2025

Industrial and commercial	$61,662	62,260
Mining royalty lands	47,661	47,729
Development	227,233	187,237
Multifamily	321,441	329,303
Cash items	100,975	105,361
Unallocated corporate assets	3,341	3,255
	$762,313	735,145
(4) Long-Term Debt.
The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Variable rate construction/stabilization loans	25,256	13,888
Unamortized debt issuance costs	(1,708)	(1,404)
Credit Agreement	11,000	—
	$214,618	192,554

Unamortized debt issuance costs - undrawn loans included in Deferred costs in the Company's consolidated balance sheets	$1,223	1,780
The Company entered into the 2025 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective July 21, 2025. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of June 30, 2026, there was $11,000,000 debt outstanding on this revolver, $410,000 outstanding under letters of credit and $38,590,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate on the outstanding borrowings was 5.87% on June 30, 2026. The Credit Agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of June 30, 2026, these covenants would have limited our ability to pay dividends to a maximum of $88.0 million combined.
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

Table of Contents`
On March 7, 2025, the Lakeland partnership secured a $16.0 million loan with a floating rate equal to SOFR plus 2.75% from Seacoast National Bank. The applicable rate at June 30, 2026 was 6.36%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.50% with an interest rate swap conversion option. The loan outstanding at June 30, 2026 was $5,188,000.

On March 13, 2025, the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. The applicable rate at June 30, 2026 was 6.38%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.25%. The loan outstanding at June 30, 2026 was $20,068,000.

On July 23, 2025, the Camp Lake partnership secured a $33.0 million loan at SOFR plus 2.75% from Pinnacle Bank. It is a three-year construction/stabilization loan with two 1-year conditional extensions.
Debt cost amortization of $143,000 and $118,000 was recorded during the three months ended June 30, 2026 and 2025, respectively. Debt cost amortization of $252,000 and $183,000 was recorded during the six months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company capitalized interest costs of $858,000 and $615,000, respectively. During the six months ended June 30, 2026 and 2025, the Company capitalized interest costs of $1,635,000 and $1,359,000, respectively.
The Company was in compliance with all debt covenants as of June 30, 2026.
(5) Earnings per Share.
The following details the computations of the basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2026	2025	2026	2025

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	19,035	18,966	19,026	18,957

Common shares issuable under share-based payment plans which are potentially dilutive	23	50	18	60

Common shares used for diluted earnings per common share	19,058	19,016	19,044	19,017

Net income (loss) attributable to the Company	$(259)	578	$(946)	2,288

Earnings (loss) per common share:
-basic	$(.01)	.03	$(.05)	.12
-diluted	$(.01)	.03	$(.05)	.12
For the six months ended June 30, 2026 and June 30, 2025, the Company had 120,873 and 73,905 stock options outstanding, respectively, which were not used in the calculation above because the effect would have been anti-dilutive.

Table of Contents`
(6) Stock-Based Compensation Plans.
The Company has two Equity Compensation Plans (the 2016 Equity Incentive Plan and its replacement, the 2026 Equity Incentive Plan) under which outstanding stock options, restricted stock, and stock awards were granted to directors, officers and key employees. The 2016 Equity Incentive Plan expired in 2026 with respect to any new awards. The 2026 Equity Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance under the 2026 Equity Incentive Plan was 1,458,807 at June 30, 2026.
On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. The Company offered the hired Altman employees project profits interests grants that can be settled in Company stock at the Company’s discretion. These interests were valued by a 3rd party specialist at $796,000 of which $344,000 was earned prior to the acquisition and treated as goodwill on the consolidated balance sheets.
The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant. The assumptions were no dividend yield, expected volatility between 28.5% and 38.2%, risk-free interest rate of 2.2% to 4.5% and expected life of 5.0 to 7.0 years.
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
The Company recorded the following stock compensation expense in its consolidated statements of income (loss) (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock option grants	$38	$38	$69	$77
Restricted stock awards	362	323	654	649
Profits interests grants	9	—	54	—
Annual director stock award	600	600	600	600
	$1,009	$961	$1,377	$1,326

Table of Contents`
A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Outstanding at December 31, 2025	160,165	$25.52	4.7	$1,575
Performance-based awards forfeited	(5,466)	31.44		(67)
Outstanding at June 30, 2026	154,699	$25.31	4.1	$1,508

Exercisable at June 30, 2026	108,438	$22.92	2.3	$933

Vested during six months ended June 30, 2026	3,716			$46
The aggregate intrinsic value of exercisable in-the-money options was $305,000 and the aggregate intrinsic value of outstanding in-the-money options was $305,000 based on the market closing price of $24.99 on June 30, 2026 less exercise prices.
The unrecognized compensation cost of options granted to FRP employees but not yet vested as of June 30, 2026 was $381,000, which is expected to be recognized over a weighted-average period of 2.7 years.
A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at December 31, 2025	94,627	$29.73	2.7	$2,813
Time-based awards granted	28,952	22.79		660
Performance-based awards granted	33,572	22.79		765
Performance-based awards forfeited	(1,790)	31.44		(56)
Vested	(5,551)	31.17		(173)
Non-vested at June 30, 2026	149,810	$26.76	2.9	$4,009
Total unrecognized compensation cost of restricted stock granted but not yet vested as of June 30, 2026 was $3,001,000 which is expected to be recognized over a weighted-average period of 3.1 years.
(7) Contingencies.
The Company may be involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. In the opinion of management, none of these matters are expected

Table of Contents`
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
As of June 30, 2026, there was $410,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
The Company and MidAtlantic Realty Partners (MRP) provided a guaranty for the interest carry cost of the $110 million loan on the Bryant Street Partnerships issued in December 2023. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.5 million based on the present value of our assumption of 0.8% interest savings over the anticipated 36-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 36 months. The Company will evaluate the guarantee liability based upon the success of the project and assuming no payments are made under the guarantee, the Company would have a gain of $1.5 million when the loan is paid in full.
On October 21, 2025 in conjunction with the Altman Logistics platform acquisition, FRP Guaranty, LLC (wholly owned by the Company) provided repayment, construction completion, and cost overrun guarantees to the construction lenders at Lakeland, Davie, Delray, Hamilton and Parsippany and the joint venture partners at Delray, Hamilton and Parsippany. As of June 30, 2026, the maximum amount of future payments that FRP Guaranty, LLC could be required to make under its repayment guarantees is $25.0 million on aggregate joint venture indebtedness of $121.7 million. FRP Guaranty, LLC would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a joint venture project. As of June 30, 2026, FRP Guaranty, LLC has been funded with $10.0 million in cash and cash equivalents. The Company believes that the fair values of these guarantees are minimal based on various factors, including the collateral values securing the loans, the status of the applicable development projects, and current expectations regarding the probability of payments being made pursuant to such guarantees.
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
(8) Concentrations.
The Mining Royalty Lands Segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 26.4% of the Company’s consolidated revenues during the six months ended June 30, 2026, and $768,000 of accounts receivable at June 30, 2026. The termination of these lessees’ underlying leases could

Table of Contents`
have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.
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
The fair values of the Company’s fixed rate mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2026, the carrying amount and fair value of such other long-term debt was $180,070,000 and $148,134,000, respectively. At December 31, 2025, the carrying amount and fair value of such other long-term debt was $180,070,000 and $148,736,000, respectively. These fair values were determined using Level 2 inputs.
(10) Investments in Joint Ventures.
The Company has investments in joint ventures, primarily with other real estate developers. Joint ventures where FRP is not the primary beneficiary are not consolidated and are reflected in the line “Investment in joint ventures” along with $1,016,000 in Other liabilities on the consolidated balance sheets as of June 30, 2026 and “Equity in loss of joint ventures” on the consolidated statement of income (loss). The assets of these joint ventures are restricted to use by the joint ventures and their obligations are non-recourse to FRP as to their principal balances and can only be settled by their assets.
The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of June 30, 2026
Brooksville Quarry, LLC	50.00%	$7,502	14,393	(50)	(25)
BC FRP Realty, LLC	50.00%	5,228	23,772	354	177
Buzzard Point Sponsor, LLC	50.00%	2,738	5,476	—	—
Bryant Street Partnerships	72.10%	56,628	182,630	(4,030)	(3,155)
Industrial Partnerships	9.63%	8,323	127,968	(1,618)	(159)
Lending ventures		19,693	16,430	—	—
Estero Partnership	16.00%	11,580	90,216	—	—
The Verge Partnership	61.37%	32,838	120,187	(2,261)	(1,388)
Greenville Partnerships	58.94%	12,756	123,328	(1,211)	(484)
Total		$157,286	704,400	(8,816)	(5,034)

Table of Contents`
The major classes of assets, liabilities and equity of the Company’s Investments in unconsolidated Joint Ventures as of June 30, 2026 are summarized in the following two tables (in thousands):

	As of June 30, 2026
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$—	171,313	84,692	117,838	120,189	$494,032
Cash and restricted cash	—	3,298	5,289	1,704	2,897	13,188
Unrealized rents & receivables	—	6,983	235	592	84	7,894
Deferred costs	5,476	1,036	0	53	158	6,723
Total Assets	$5,476	182,630	90,216	120,187	123,328	$521,837

Secured notes payable	$—	108,414	8,235	68,626	91,330	$276,605
Other liabilities	—	2,555	7,112	1,635	8,676	19,978
Capital – FRP	2,738	54,029	11,665	30,564	11,901	110,897
Capital – Third Parties	2,738	17,632	63,204	19,362	11,421	114,357
Total Liabilities and Capital	$5,476	182,630	90,216	120,187	123,328	$521,837

	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$126,452	14,347	21,705	16,430	494,032	$672,966
Cash and restricted cash	1,449	41	1,363	—	13,188	16,041
Unrealized rents & receivables	—	—	539	—	7,894	8,433
Deferred costs	67	5	165	—	6,723	6,960
Total Assets	$127,968	14,393	23,772	16,430	521,837	$704,400

Secured notes payable	$57,669	—	13,429	(3,263)	276,605	$344,440
Other liabilities	4,948	43	249	—	19,978	25,218
Capital – FRP	7,086	7,502	5,047	19,693	110,897	150,225
Capital – Third Parties	58,265	6,848	5,047	—	114,357	184,517
Total Liabilities and Capital	$127,968	14,393	23,772	16,430	521,837	$704,400
The Company’s capital recorded by the unconsolidated Joint Ventures is $7,061,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.

Table of Contents`
The major classes of assets, liabilities and equity of the Company’s Investments in Joint Ventures as of December 31, 2025 are summarized in the following two tables (in thousands):

	As of December 31, 2025
	Buzzard Point Sponsor, LLC	Bryant Street Partnership	Estero Partnership	Verge Partnership	Greenville Partnership	Total Multifamily JV’s

Investments in real estate, net	$—	174,479	59,843	119,954	107,656	$461,932
Cash and restricted cash	—	3,643	7,406	1,728	3,109	15,886
Unrealized rents & receivables	—	6,783	235	374	92	7,484
Deferred costs	5,138	1,284	—	138	201	6,761
Total Assets	$5,138	186,189	67,484	122,194	111,058	$492,063

Secured notes payable	$—	108,760	8,235	68,498	81,865	$267,358
Other liabilities	—	2,363	3,331	1,509	4,660	11,863
Capital – FRP	2,569	56,735	6,828	31,952	12,385	110,469
Capital – Third Parties	2,569	18,331	49,090	20,235	12,148	102,373
Total Liabilities and Capital	$5,138	186,189	67,484	122,194	111,058	$492,063

		As of December 31, 2025
	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$119,215	14,350	21,539	11,318	461,932	$628,354
Cash and restricted cash	760	53	1,347	—	15,886	18,046
Unrealized rents & receivables	—	—	548	—	7,484	8,032
Deferred costs	—	1	325	—	6,761	7,087
Total Assets	$119,975	$14,404	23,759	11,318	492,063	$661,519

Secured notes payable	$46,843	—	13,731	(3,484)	267,358	$324,448
Other liabilities	6,163	—	288	—	11,863	18,314
Capital – FRP	7,239	7,530	4,870	14,802	110,469	144,910
Capital - Third Parties	59,730	6,874	4,870	—	102,373	173,847
Total Liabilities and Capital	$119,975	$14,404	23,759	11,318	492,063	$661,519
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(41,329,000) and $(37,478,000) as of June 30, 2026 and December 31, 2025, respectively.

Table of Contents`
The income statements of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV	Bryant Street Partnerships Total JV	Bryant Street Partnerships Company Share	Bryant Street Partnerships Company Share
	Six months ended	Six months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Lease revenue	7,826	8,185	5,641	5,900

Depreciation and amortization	3,511	3,474	2,531	2,504
Operating expenses	3,242	3,016	2,341	2,177
Property taxes	601	667	432	480
Cost of operations	7,354	7,157	5,304	5,161

Total operating profit	472	1,028	337	739
Interest expense	(4,502)	(4,465)	(3,492)	(3,465)

Net loss before tax	$(4,030)	$(3,437)	$(3,155)	$(2,726)
Interest expense for the six months ended June 30, 2026 and 2025 for the Company share includes $248,000 loan guarantee expense.
The income statements of the Greenville Partnerships are as follows (in thousands):

	Greenville Partnerships Total JV	Greenville Partnerships Total JV	Greenville Partnerships Company Share	Greenville Partnerships Company Share
	Six months ended	Six months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Lease revenue	5,384	5,256	2,154	2,102

Depreciation and amortization	1,758	1,757	703	703
Operating expenses	1,438	1,406	576	562
Property taxes	1,038	980	415	392
Cost of operations	4,234	4,143	1,694	1,657

Total operating profit	1,150	1,113	460	445
Interest expense	(2,361)	(2,612)	(944)	(1,045)

Net loss before tax	$(1,211)	$(1,499)	$(484)	$(600)

Table of Contents`
The income statements of The Verge Partnership are as follows (in thousands):

	The Verge Partnership Total JV	The Verge Partnership Total JV	The Verge Partnership Company Share	The Verge Partnership Company Share
	Six months ended	Six months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Lease revenue	4,281	4,535	2,627	2,783

Depreciation and amortization	2,118	2,137	1,300	1,312
Operating expenses	1,560	1,510	957	926
Property taxes	679	663	417	407
Cost of operations	4,357	4,310	2,674	2,645

Total operating profit/(loss)	(76)	225	(47)	138
Interest expense	(2,185)	(2,209)	(1,341)	(1,355)

Net loss before tax	$(2,261)	$(1,984)	$(1,388)	$(1,217)

(11) Subsequent Events.
None.

Table of Contents`
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of the Company for the periods presented. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026 (the “2025 Annual Report”). Unless the context otherwise requires, “the Company,” “FRP,” “we,” “us,” “our,” and “ours” refer to FRP Holdings, Inc. and its subsidiaries.
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
Non-GAAP Financial Measures
The following discussion includes non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed are operating profit before G&A and pro rata net operating income (NOI). The Company uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measure” below in this quarterly report for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measure.
Reportable Segments
We conduct primarily all of our business in the following four reportable segments: (1) multifamily (2) industrial and commercial (3) mining royalty lands and (4) development.
Multifamily Segment.
As of June 30, 2026, the Multifamily segment included six stabilized joint ventures which own and manage apartment buildings and any associated retail. These assets create revenue and cash flows through tenant rental payments and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. If no notice to move out or renew is made, then the leases go month-to-month until

Table of Contents`
notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 - 15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The six multifamily properties are as follows:

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
As of June 30, 2026, the Industrial and Commercial Segment includes five commercial properties owned by the Company in fee simple as follows:
1)34 Loveton Circle in suburban Baltimore County, MD consists of one office building totaling 33,708 square feet which is 59.3% occupied (25% of the space is occupied by the Company for use as our Baltimore headquarters). The property is subject to commercial leases with various tenants.
2)155 E. 21st Street in Duval County, FL was formerly a building property (now a vacant parcel) that remained under lease through March 31, 2026. The lease expired April 1, 2026 and this parcel has minimal value.
3)Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 49.0% leased and 43.4% occupied. The property is subject to commercial leases with various tenants.

Table of Contents`
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
Mining Royalty Lands Segment.
Our Mining Royalty Lands segment owns several properties comprising approximately 16,640 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell sand and stone deposits from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the sand and stone deposits on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the year ended December 31, 2025 and six months ending June 30, 2026, royalty tons sold were 9.04 million and 4.9 million, respectively.

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

Table of Contents`

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
At June 30, 2026, this segment owned the following future development parcels:
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
Development Segment – Land Held for Development or Sale.

At June 30, 2026, this segment was invested in the following development parcels:

1)Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permitted the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. Phase I and II (Dock 79 & The Maren) are in the multifamily segment. The final two phases, Phase III and Phase IV obtained second-stage PUD approval on October 10, 2025, permitting approximately 602,553 square feet of apartments (~590 units) with first floor retail. The PUD requires Phase IV construction to commence within 3 years and commencing Phase III construction within 3 years after obtaining the Phase IV certificate of occupancy. Phase IV under entitlement consisting of 281 units and 6,000 sq ft of ground-floor retail. The net book value of this property is $9.9 million.

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

Table of Contents`
this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”. This property is classified as Real estate held for investment, at cost on the balance sheet.

4)Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, MD, into a multi-building business park consisting of approximately 329,000 square feet of single-story office and retail space. The project will take place in several phases. Construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At June 30, 2026 Phase I was 87.2% leased and occupied. In 2024, the partnership agreed to spend up to $1.0 million dollars to amend and modify 218,620 square feet of office and retail development for 153 for rent residential units, up to four (4) one-acre retail lots for ground lease opportunities, and maintain the flexibility to construct a single-story office building totaling 21,760 square feet.

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

8)Woven: In August 2023, the Company entered into an agreement with Woodfield Development for the acquisition and development our third multifamily project in Greenville, SC. On May 30, 2025, we secured construction financing for the $87.8M project with 214 units and 13,500 square feet of ground floor retail that is eligible to receive South Carolina Textile Rehabilitation Credits upon substantial completion and received Special Source Credits equal to 50% of the real estate taxes for a period of 20 years. The project broke ground during the 3rd quarter of 2025 and substantial completion of the project is expected in late 2027.

9)We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 201,420 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a two building 183,215 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March, 2025 and construction commenced in the second quarter of 2025. Substantial completion of both projects is expected in the third quarter of 2026. On October 21, 2025 we purchased the interests of Altman Logistics in these two joint ventures and now own 100% of both of these projects.

10)Camp Lake: On July 23, 2025, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 377,892 square feet in two warehouses in Lake County, Florida near Orlando,

Table of Contents`
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

11)Altman Logistics business acquisition: On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. The following table details the projects purchased and the square feet (SF) of the warehouses:

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Completed Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Completed Q2 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Substantial completion Q2 2026
Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617	100%	Land acquired July 2026
(1) General Partner investment, distributions will be based upon waterfall model.

Equity Method Investments.
Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are not consolidated and are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the income statement. The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

Table of Contents`

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of June 30, 2026
Brooksville Quarry, LLC	50.00%	$7,502	7,197	—	(25)
BC FRP Realty, LLC	50.00%	5,228	11,886	6,715	177
Buzzard Point Sponsor, LLC	50.00%	2,738	2,738	—	—
Bryant Street Partnerships	72.10%	56,628	131,676	78,166	(3,155)
Lending ventures	—%	19,693	—	—	—
Industrial partnerships	9.63%	8,323	12,321	5,552	(159)
Greenville Woven	64.85%	12,177	23,240	7,193	—
Estero Partnership	16.00%	11,580	14,435	1,318	—
The Verge Partnership	61.37%	32,838	73,759	42,116	(1,388)
Greenville Partnerships	40.00%	579	34,997	32,096	(484)
Total		$157,286	312,249	173,156	(5,034)

The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of June 30, 2026 are summarized in the following two tables (in thousands):

	As of June 30, 2026
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	171,313	84,692	117,838	120,189	$494,032
Cash and restricted cash	0	3,298	5,289	1,704	2,897	13,188
Unrealized rents & receivables	0	6,983	235	592	84	7,894
Deferred costs	5,476	1,036	0	53	158	6,723
Total Assets	$5,476	182,630	90,216	120,187	123,328	$521,837

Secured notes payable	$0	108,414	8,235	68,626	91,330	$276,605
Other liabilities	0	2,555	7,112	1,635	8,676	19,978
Capital – FRP	2,738	54,029	11,665	30,564	11,901	110,897
Capital – Third Parties	2,738	17,632	63,204	19,362	11,421	114,357
Total Liabilities and Capital	$5,476	182,630	90,216	120,187	123,328	$521,837

Table of Contents`

	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$126,452	14,347	21,705	16,430	494,032	$672,966
Cash and restricted cash	1,449	41	1,363	0	13,188	16,041
Unrealized rents & receivables	0	0	539	0	7,894	8,433
Deferred costs	67	5	165	0	6,723	6,960
Total Assets	$127,968	14,393	23,772	16,430	521,837	$704,400

Secured notes payable	$57,669	0	13,429	(3,263)	276,605	$344,440
Other liabilities	4,948	43	249	0	19,978	25,218
Capital – FRP	7,086	7,502	5,047	19,693	110,897	150,225
Capital – Third Parties	58,265	6,848	5,047	0	114,357	184,517
Total Liabilities and Capital	$127,968	14,393	23,772	16,430	521,837	$704,400

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of June 30, 2026:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$321,441	61,662	47,661	227,233	104,316	$762,313
Investments in unconsolidated joint ventures	(90,045)	—	(7,502)	(59,739)	—	(157,286)
Company's share of assets in unconsolidated joint ventures	240,432	—	7,197	64,620	—	312,249
Noncontrolling interest in consolidated assets	(104,517)	—	—	(1,546)	(1,645)	(107,708)
Pro rata assets	$367,311	61,662	47,356	230,568	102,671	$809,568

Consolidated secured notes payable	179,075	—	—	24,543	11,000	214,618
Company's share of debt in unconsolidated joint ventures	152,378	—	—	20,778	—	173,156
Noncontrolling interest in consolidated debt	(81,440)	—	—	—	—	(81,440)
Pro rata debt	$250,013	—	—	45,321	11,000	$306,334

Pro rata assets less debt	$117,298	61,662	47,356	185,247	91,671	$503,234
Deferred income taxes						(66,900)
Other liabilities and noncontrolling interest adjustment						(7,388)
Consolidated shareholder's equity						$428,946

Table of Contents`
Second Quarter Financial Highlights
•Net loss attributable to the Company of ($0.3) million vs $0.6 million net income primarily due to $0.8 million increase in G&A, $1.1 million lower interest income, and lower occupancy in our Multifamily and Industrial segments.
•3% decrease in pro rata NOI ($9.4 million vs $9.7 million) driven by lower occupancy in the Multifamily and Industrial and Commercial segments, partially offset by strong Mining Royalty Lands performance.
•9% decrease in the Multifamily segment’s pro rata NOI primarily due to lower occupancy, higher rent concessions, bad debts, and operating expenses at our DC assets.
•39% decrease in Industrial and Commercial segment NOI primarily due to vacancies from an eviction of one tenant and lease expirations.
•12% increase in Mining Royalty Lands segment NOI driven by a 6.8% rise in royalty tons and a 5.4% increase in royalty revenue per ton.

Executive Summary and Analysis

Second quarter results continued to reflect the occupancy pressure we flagged exiting last year across our DC multifamily assets and the Maryland industrial portfolio, alongside higher G&A tied to the Altman integration. Mining royalties again posted double-digit NOI growth, and our development pipeline continues to advance, with the Hamilton and Parsippany, New Jersey merchant build projects reaching substantial completion this quarter. Same-store leasing is the single most important lever we have to improve the company's performance — it has the most immediate impact and requires very little capital relative to development. To say it is management’s top priority understates the extent to which our day-to-day revolves around it. The activity and engagement with potential tenants remains high, especially compared to last year. While that did not translate into signed leases this quarter, we believe that if we focus on what we can control and execute, the results we are looking for will come. Our priorities remain unchanged: lease the Maryland industrial portfolio, stabilize occupancy across the DC multifamily assets, and deliver our active development projects on schedule.

Table of Contents`
Comparative Results of Operations for the three months ended June 30, 2026 and 2025
Consolidated Results

(dollars in thousands)	Three Months Ended June 30,
	2026	2025	Change	%
Revenues:
Lease revenue	$6,823	7,241	$(418)	-5.8%
Mining royalty and rents	4,066	3,609	457	12.7%
Joint venture management fee revenue	194	—	194
Total revenues	11,083	10,850	233	2.1%

Cost of operations:
Depreciation, depletion and amortization	2,923	2,726	197	7.2%
Operating expenses	1,972	2,580	(608)	-23.6%
Property taxes	1,042	1,002	40	4.0%
General and administrative	3,687	2,885	802	27.8%
Total cost of operations	9,624	9,193	431	4.7%

Total operating profit	1,459	1,657	(198)	-11.9%

Investment income	1,237	2,348	(1,111)	-47.3%
Interest expense	(701)	(824)	123	-14.9%
Equity in loss of joint ventures	(2,419)	(2,379)	(40)	1.7%
Income before income taxes	(424)	802	(1,226)	-152.9%
Provision for income taxes	(80)	178	(258)	-144.9%

Net income (loss)	(344)	624	(968)	-155.1%
Income (loss) attributable to noncontrolling interest	(85)	46	(131)	-284.8%
Net income (loss) attributable to the Company	$(259)	578	$(837)	-144.8%

Net loss attributable to the Company for the second quarter of 2026 was $(259,000) or $(.01) per share versus income of $578,000 or $.03 per share in the same period last year. Pro rata NOI for the second quarter of 2026 was $9,371,000 versus $9,688,000 in the same period last year. The second quarter of 2026 was impacted by the following items:
•Operating profit decreased $198,000 or 12%. The consolidated portion of the Multifamily segment (Dock/Maren) decreased $274,000 due to lower occupancy, rent concessions, and higher operating costs. The Industrial and Commercial segment operating profit declined $446,000 due mainly to lease expirations. Mining Royalty Land's segment operating profit increased $339,000 due to higher royalty tons and revenues less related depletion. Development segment operating profit increased $985,000 due to joint venture management fee revenues ($195,000), and the prior year including Altman acquisition expenses ($713,000), partially offset by less capitalized real estate taxes ($65,000). General &

Table of Contents`
administrative costs increased $802,000 due to higher personnel costs ($901,000, primarily Altman acquisition related), increased legal fees related to replacing our equity incentive plan, the acquisition, and other one-time events ($111,000), higher acquisition-related IT and other professional fees ($94,000), partially offset by increased labor capitalization ($328,000).
•Net investment income decreased $1,111,000 because of reduced earnings on cash equivalents ($619,000) due to lower balances and interest rates and lower income from our lending ventures ($492,000) on smaller loan balances outstanding and fewer residential lots sold.
•Interest expense decreased $123,000 compared to the same period last year as we capitalized $243,000 more interest partially offset by the interest expense on our Wells Fargo Credit Agreement. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.
•Equity in loss of joint ventures was an unfavorable $40,000 due to losses at recently completed industrial properties ($119,000), mostly offset by improved results at other joint venture properties.
•Pro rata NOI decreased $317,000 driven by declines in the Multifamily segment ($421,000), and Industrial segment ($394,000), partially offset by increases in Mining Royalty segment ($453,000) and Development segment ($45,000).

Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)

	Three months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$8,204	100.0%	8,467	100.0%	(263)	-3.1%

Depreciation and amortization	3,360	41.0%	3,386	40.0%	(26)	-.8%
Operating expenses	2,753	33.6%	2,691	31.8%	62	2.3%
Property taxes	986	12.0%	1,008	11.9%	(22)	-2.2%

Cost of operations	7,099	86.5%	7,085	83.7%	14	.2%

Operating profit before G&A	$1,105	13.5%	1,382	16.3%	(277)	-20.0%

Depreciation and amortization	3,360		3,386		(26)
Unrealized rents & other	(149)		(31)		(118)
Net operating income	$4,316	52.6%	4,737	55.9%	(421)	-8.9%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $4,316,000, down $421,000 or 9% compared to $4,737,000 in the same quarter last year. Most of this decrease was due to lower occupancy, higher rent concessions, bad debts, and operating expenses at our DC assets.

Table of Contents`

Table of Contents`

Apartment Building	Units	Pro rata NOI Q2 2026	Pro rata NOI Q2 2025	Avg. Occupancy Q2 2026	Avg. Occupancy Q2 2025	Renewal Success Rate Q2 2026	Renewal % increase Q2 2026

Dock 79 Anacostia DC	305	$856,000	$995,000	93.3%	95.5%	71.4%	2.9%
Maren Anacostia DC	264	$836,000	$890,000	94.5%	93.6%	71.1%	5.0%
Riverside Greenville	200	$233,000	$215,000	97.2%	92.9%	64.6%	—%
Bryant Street DC	487	$1,414,000	$1,542,000	92.2%	94.6%	53.0%	1.5%
.408 Jackson Greenville	227	$356,000	$362,000	94.9%	94.3%	51.0%	1.8%
Verge Anacostia DC	344	$621,000	$733,000	90.1%	93.3%	68.9%	0.9%
Multifamily Segment	1,827	$4,316,000	$4,737,000	93.2%	94.1%

Multifamily Segment (Consolidated - Dock 79 & The Maren)

	Three months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$5,439	100.0%	5,567	100.0%	(128)	-2.3%

Depreciation and amortization	2,009	36.9%	1,935	34.8%	74	3.8%
Operating expenses	1,623	29.8%	1,527	27.4%	96	6.3%
Property taxes	624	11.5%	648	11.6%	(24)	-3.7%

Cost of operations	4,256	78.2%	4,110	73.8%	146	3.6%

Operating profit before G&A	$1,183	21.8%	1,457	26.2%	(274)	-18.8%

Total revenues for our two consolidated joint ventures (Dock 79/Maren) were $5,439,000, a decrease of $128,000 versus $5,567,000 in the same period last year primarily due to lower occupancy and higher rent concessions. Total operating profit before G&A for the consolidated joint ventures was $1,183,000, a decrease of $274,000, or 19% versus $1,457,000 in the same period last year primarily due to lower revenues along with higher operating costs and recent capital improvements depreciation.

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

Table of Contents`

	Three months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$5,241	100.0%	5,436	100.0%	(195)	-3.6%

Depreciation and amortization	2,258	43.1%	2,325	42.8%	(67)	-2.9%
Operating expenses	1,900	36.3%	1,886	34.7%	14	.7%
Property taxes	646	12.3%	654	12.0%	(8)	-1.2%

Cost of operations	4,804	91.7%	4,865	89.5%	(61)	-1.3%

Operating profit before G&A	$437	8.3%	571	10.5%	(134)	-23.5%
For our four unconsolidated joint ventures, pro rata revenues were $5,241,000, a decrease of $195,000 or 4% compared to $5,436,000 in the same period last year. Pro rata operating profit before G&A was $437,000, a decrease of $134,000 or 23% versus $571,000 in the same period last year. The decrease was primarily due to lower occupancy, higher bad debts, and increased costs at Bryant Street and The Verge.
Industrial and Commercial Segment

	Three months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$983	100.0%	1,374	100.0%	(391)	(28.5%)

Depreciation and amortization	600	61.1%	571	41.6%	29	5.1%
Operating expenses	259	26.3%	230	16.7%	29	12.6%
Property taxes	127	12.9%	130	9.5%	(3)	(2.3%)

Cost of operations	986	100.3%	931	67.8%	55	5.9%

Operating profit before G&A	$(3)	(0.3%)	443	32.2%	(446)	(100.7%)

Depreciation and amortization	600		571		29
Unrealized revenues	19		(4)		23
Net operating income	$616	62.7%	$1,010	73.5%	$(394)	(39.0%)
We have ten buildings in service at four different locations totaling 773,356 square feet of industrial (includes 258,279 square foot Chelsea building completed April 1, 2025) and 33,708 square feet of office of which 49.4% was leased and 47.5% was occupied at June 30, 2026. Excluding Chelsea (100% vacant), these assets were 69.9% leased and occupied during the quarter compared to 77.9% leased and occupied during the same quarter last year primarily due to lease expirations. Total revenues in this segment were $983,000, down $391,000 or 28%, over the same period last year. Operating loss before G&A was $3,000, down $446,000 or 101% over the profit in the same quarter last year due to the lower occupancy and higher operating costs primarily related to a real estate tax appeal and leasing activity. Net operating income in this segment was $616,000, down $394,000 or 39% compared to the same quarter last year.

Table of Contents`
Mining Royalty Lands Segment Results

	Three months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Mining royalty and rent revenue	$4,066	100.0%	3,609	100.0%	457	12.7%

Depreciation, depletion and amortization	271	6.7%	177	5.0%	94	53.1%
Operating expenses	38	0.9%	16	0.4%	22	137.5%
Property taxes	78	1.9%	76	2.1%	2	2.6%

Cost of operations	387	9.5%	269	7.5%	118	43.9%

Operating profit before G&A	$3,679	90.5%	3,340	92.5%	339	10.1%

Depreciation and amortization	271		177		94
Unrealized revenues	168		148		20
Net operating income	$4,118	101.3%	$3,665	101.6%	$453	12.4%
Total revenues in this segment were $4,066,000, an increase of $457,000 or 13% versus $3,609,000 in the same period last year. Royalty tons were up 6.8% over the same period last year. Royalty revenue per ton increased 5.4% over the same period last year. Total operating profit before G&A in this segment was $3,679,000, an increase of $339,000 versus $3,340,000 in the same period last year. Net operating income was $4,118,000, up $453,000 or 12% compared to the same quarter last year.

Development Segment Results

	Three months ended June 30, 2026
(dollars in thousands)	2026	2025	Change

Lease revenue	$400	300	100
Joint venture management fee revenue	195	—	195
Total revenues	595	300	295

Depreciation, depletion and amortization	43	43	—
Operating expenses	52	807	(755)
Property taxes	213	148	65

Cost of operations	308	998	(690)

Operating profit before G&A	$287	(698)	985

Joint venture management fee revenues primarily represent fees earned from the Company's three minority ownership warehouse projects acquired October 21, 2025. The prior year operating expenses included $713,000

Table of Contents`
of Altman acquisition expenses. Property taxes increased because Phase III at Riverfront received second-stage PUD approval on October 10, 2025 and is not currently in development; accordingly, carrying costs are now being expensed rather than capitalized.

With respect to ongoing Development Segment projects:

▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $28.7 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. Cumulatively as of June 30, 2026, 248 lots have been sold for $32.5 million of which $7.4 million was booked as profit to the Company.

▪We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 201,420 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a two building 183,215 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March, 2025 and construction commenced in the second quarter of 2025. Substantial completion of both projects is expected in the third quarter of 2026. On October 21, 2025 we purchased the interests of Altman Logistics and now 100% of these two assets.

▪On May 30, 2025, we secured construction financing for our multifamily joint venture with Woodfield Development, known as Woven. This is our third multifamily project in Greenville, SC. This is an $87.8 million project with 214 units and 13,500 square feet of ground floor retail that is eligible to receive South Carolina Textile Rehabilitation Credits upon substantial completion and received Special Source Credits equal to 50% of the real estate taxes for a period of 20 years. The project broke ground during the 3rd quarter of 2025 and substantial completion of the project is expected in late 2027.

▪On July 23, 2025, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 377,892 square feet in two warehouses in Lake County, Florida near Orlando, with options for investment in additional industrial warehouses on adjacent properties in the future. Substantial completion of the first warehouse is expected in the first quarter of 2027.

▪On September 12, 2025, we secured construction financing for the first phase (296 multifamily units and 28,745 square feet of retail) of our Estero joint venture with Woodfield Development, located between Naples and Ft. Myers. Substantial completion is expected late 2027.

▪On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. In conjunction with the acquisition, the Company hired six of Altman Logistics' employees. The following table details the projects purchased and the square feet (SF) of the warehouses:

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Completed Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Completed Q2 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Substantial completion Q2 2026
Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617	100%	Land acquired July 2026
(1) General Partner investment, distributions will be based upon waterfall model.

Table of Contents`
Six Month Highlights
•Net loss attributable to the Company of ($0.9) million vs $2.3 million of net income primarily due to $2.3 million increase in G&A, $2.0 million lower interest income, and lower occupancy in our Multifamily and Industrial segments partially offset by strong Mining Royalty Lands performance
•4% decrease in pro rata NOI ($18.2 million vs $19.1 million) driven by lower occupancy in the Multifamily and Industrial and Commercial segments, partially offset by strong Mining Royalty Lands performance.
•10% decrease in the Multifamily segment’s pro rata NOI primarily due to lower occupancy, higher rent concessions and bad debts, and higher costs at our DC assets.
•20% decrease in Industrial and Commercial revenue and 36% decrease in that segment’s NOI primarily due to vacancies from an eviction of one tenant and lease expirations.
•14% increase in the Mining Royalty Lands' Segment's NOI driven by a 7.3% rise in royalty tons and a 5.9% increase in royalty revenue per ton.

Table of Contents`
Comparative Results of Operations for the Six months ended June 30, 2026 and 2025
Consolidated Results

(dollars in thousands)	Six Months Ended June 30,
	2026	2025	Change	%
Revenues:
Lease revenue	$13,536	14,313	$(777)	-5.4%
Mining royalty and rents	7,783	6,843	940	13.7%
Joint venture management fee revenue	358	—	358
Total revenues	21,677	21,156	521	2.5%

Cost of operations:
Depreciation/depletion/amortization	5,765	5,333	432	8.1%
Operating expenses	4,102	4,439	(337)	-7.6%
Property taxes	2,067	1,940	127	6.5%
General and administrative	7,772	5,462	2,310	42.3%
Total cost of operations	19,706	17,174	2,532	14.7%

Total operating profit	1,971	3,982	(2,011)	-50.5%

Investment income	2,925	4,909	(1,984)	-40.4%
Interest expense	(1,409)	(1,519)	110	-7.2%
Equity in loss of joint ventures	(5,034)	(4,410)	(624)	14.1%
Income before income taxes	(1,547)	2,962	(4,509)	-152.2%
Provision for income taxes	(282)	704	(986)	-140.1%

Net income	(1,265)	2,258	(3,523)	-156.0%
Income (loss) attributable to noncontrolling interest	(319)	(30)	(289)	963.3%
Net income attributable to the Company	$(946)	$2,288	$(3,234)	-141.3%

Net loss attributable to the Company for the first six months of 2026 was $946,000 or $(.05) per share versus income of $2,288,000 or $.12 per share in the same period last year. Pro rata NOI for the first six months of 2026 was $18,232,000 versus $19,052,000 in the same period last year. The first six months of 2026 were impacted by the following items:
•Operating profit decreased $2,011,000 or 51%. The consolidated portion of the Multifamily segment (Dock/Maren) decreased $631,000 due to lower occupancy, rent concessions, and higher operating costs. Industrial and commercial segment operating profit declined $908,000 with $298,000 due to $218,000 of depreciation and $80,000 of first quarter carrying costs on our Chelsea spec warehouse placed in service in April 2025 along with non-renewing leases. Mining Royalty Land's segment operating profit increased $771,000 due to higher royalty tons and revenues less related depletion. Development segment operating profit increased $1,067,000 due to joint venture management fee revenues ($358,000), and the prior year including Altman acquisition expenses ($713,000), partially offset by less capitalized real estate taxes ($130,000). General & administrative costs increased $2,310,000 due to $1,892,000 higher personnel costs (primarily Altman acquisition related), $346,000 higher audit fees, $173,000 of

Table of Contents`
acquisition valuation and accounting consulting fees, $175,000 increased legal fees related to replacement of our equity incentive plan, the acquisition, and other one-time events, $253,000 higher acquisition-related IT and other professional fees, $115,000 higher marketing costs, partially offset by $602,000 increased labor capitalization.
•Net investment income decreased $1,984,000 from reduced earnings on our lower cash equivalents ($1,269,000) and reduced income from our lending ventures ($715,000) on smaller loan balances outstanding and fewer residential lots sold.
•Interest expense decreased $110,000 compared to the same period last year as we capitalized $276,000 more interest partially offset by the interest expense on our Wells Fargo Credit Agreement. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.
•Equity in loss of Joint Ventures was an unfavorable $624,000 due to higher losses at Bryant Street ($429,000) and Verge ($171,000) both due to lower revenues and higher expenses, along with losses at recently completed industrial properties ($159,000) partially offset by improved results at our other unconsolidated joint ventures.

Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)

	Six months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$16,218	100.0%	16,772	100.0%	(554)	-3.3%

Depreciation and amortization	6,735	41.5%	6,673	39.8%	62	.9%
Operating expenses	5,642	34.8%	5,316	31.7%	326	6.1%
Property taxes	1,936	11.9%	1,978	11.8%	(42)	-2.1%

Cost of operations	14,313	88.3%	13,967	83.3%	346	2.5%

Operating profit before G&A	$1,905	11.7%	2,805	16.7%	(900)	-32.1%

Depreciation and amortization	6,735		6,673		62
Unrealized rents & other	(240)		(111)		(129)
Net operating income	$8,400	51.8%	9,367	55.8%	(967)	-10.3%

The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $8,400,000, down $967,000 compared to $9,367,000 in the same period last year. The NOI decrease was primarily due to lower occupancy and higher cost at Bryant Street ($323,000), The Verge ($260,000), Dock ($243,000), and Maren ($150,000).

Table of Contents`

Apartment Building	Units	Pro rata NOI YTD 2026	Pro rata NOI YTD 2025	Avg. Occupancy YTD 2026	Avg. Occupancy YTD 2025	Renewal Success Rate YTD 2026	Renewal % increase YTD 2026

Dock 79 Anacostia DC	305	$1,657,000	$1,900,000	91.3%	95.6%	67.0%	4.5%
Maren Anacostia DC	264	$1,595,000	$1,745,000	93.0%	93.7%	64.2%	4.5%
Riverside Greenville	200	$467,000	$437,000	97.1%	92.9%	63.0%	0.3%
Bryant Street DC	487	$2,758,000	$3,081,000	92.2%	93.5%	58.3%	1.7%
.408 Jackson Greenville	227	$697,000	$718,000	95.1%	96.1%	47.5%	3.0%
Verge Anacostia DC	344	$1,226,000	$1,486,000	90.0%	93.4%	66.1%	1.0%
Multifamily Segment	1,827	$8,400,000	$9,367,000	92.6%	94.1%

Multifamily Segment (Consolidated - Dock 79 and The Maren)

	Six months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$10,634	100.0%	10,991	100.0%	(357)	-3.2%

Depreciation and amortization	4,016	37.8%	3,930	35.7%	86	2.2%
Operating expenses	3,349	31.5%	3,112	28.3%	237	7.6%
Property taxes	1,234	11.6%	1,283	11.7%	(49)	-3.8%

Cost of operations	8,599	80.9%	8,325	75.7%	274	3.3%

Operating profit before G&A	$2,035	19.1%	2,666	24.3%	(631)	-23.7%

Total revenues for our two consolidated joint ventures (Dock 79/Maren) were $10,634,000, a decrease of $357,000 versus $10,991,000 in the same period last year due to higher vacancy and rent concessions. Total operating profit before G&A for the consolidated joint ventures was $2,035,000, a decrease of $631,000, or 24% versus $2,666,000 in the same period last year primarily due to lower revenues along with higher operating costs and recent capital improvements depreciation.

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

Table of Contents`

	Six months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$10,422	100.0%	10,785	100.0%	(363)	-3.4%

Depreciation and amortization	4,534	43.5%	4,518	41.9%	16	.4%
Operating expenses	3,874	37.2%	3,666	34.0%	208	5.7%
Property taxes	1,264	12.1%	1,279	11.9%	(15)	-1.2%

Cost of operations	9,672	92.8%	9,463	87.7%	209	2.2%

Operating profit	$750	7.2%	1,322	12.3%	(572)	-43.3%

For our four unconsolidated joint ventures, pro rata revenues were $10,422,000, a decrease of $363,000 or 3% compared to $10,785,000 in the same period last year. The decrease was primarily due to lower occupancy and higher bad debts at Bryant Street and The Verge. Pro rata operating profit before G&A was $750,000, a decrease of $572,000, or 43% versus $1,322,000 in the same period last year. The decrease was due to lower occupancy and higher bad debts at Bryant Sheet and The Verge and higher operating costs at Bryant Street.
Industrial and Commercial Segment

	Six months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$2,183	100.0%	2,721	100.0%	(538)	(19.8%)

Depreciation and amortization	1,166	53.4%	962	35.4%	204	21.2%
Operating expenses	585	26.8%	463	17.0%	122	26.3%
Property taxes	254	11.6%	210	7.7%	44	21.0%

Cost of operations	2,005	91.8%	1,635	60.1%	370	22.6%

Operating profit before G&A	$178	8.2%	1,086	39.9%	(908)	(83.6%)

Depreciation and amortization	1,166		962		204
Unrealized revenues	30		101		(71)
Net operating income	$1,374	62.9%	$2,149	79.0%	$(775)	(36.1%)
Total revenues in this segment were $2,183,000, down $538,000 or 20%, over the same period last year. Operating profit before G&A was $178,000, down $908,000 or 84% from $1,086,000 in the same period last year with $298,000 due to $218,000 of depreciation and $80,000 of first quarter carrying costs on our Chelsea spec warehouse placed in service in April 2025 along with non-renewing leases. Net operating income in this segment was $1,374,000, down $775,000 or 36% compared to the same period last year.

Table of Contents`
Mining Royalty Lands Segment Results

	Six months ended June 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Mining royalty and rent revenue	$7,783	100.0%	6,843	100.0%	940	13.7%

Depreciation, depletion and amortization	497	6.4%	355	5.2%	142	40.0%
Operating expenses	57	0.7%	32	0.5%	25	78.1
Property taxes	153	2.0%	151	2.2%	2	1.3%

Cost of operations	707	9.1%	538	7.9%	169	31.4%

Operating profit before G&A	$7,076	90.9%	6,305	92.1%	771	12.2%

Depreciation and amortization	497		355		142
Unrealized revenues	327		289		38
Net operating income	$7,900	101.5%	$6,949	101.5%	$951	13.7%

Total revenues in this segment were $7,783,000, an increase of $940,000 or 14% versus $6,843,000 in the same period last year. Royalty tons were up 7.3% over the same period last year. Royalty revenue per ton increased 5.9% over the same period last year. Total operating profit before G&A in this segment was $7,076,000, an increase of $771,000 versus $6,305,000 in the same period last year. Net operating income in this segment was $7,900,000, up $951,000 or 14% compared to the same period last year.
.
Development Segment Results

	Six months ended June 30, 2026
(dollars in thousands)	2026	2025	Change

Lease revenue	$719	601	118
Joint venture management fee revenue	358	—	358
Total revenues	1,077	601	476

Depreciation, depletion and amortization	86	86	—
Operating expenses	111	832	(721)
Property taxes	426	296	130

Cost of operations	623	1,214	(591)

Operating profit before G&A	$454	(613)	1,067

Table of Contents`
Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of June 30, 2026, we had $100,975,000 of cash and cash equivalents. As of June 30, 2026 we had $11.0 million borrowed under our $50 million Credit Agreement with Wells Fargo to fund the Woven bridge loan, $410,000 outstanding under letters of credit and $38,590,000 available to borrow under the Credit Agreement. We believe that our cash on hand and expected future operating cash inflows as well as availability under our Credit Agreement will be sufficient to fund operations, debt service requirements and necessary capital expenditures for at least the next 12 months.
Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six Months Ended June 30,
	2026	2025
Total cash provided by (used for):
Operating activities	$10,794	12,209
Investing activities	(36,604)	2,207
Financing activities	21,424	(9,918)
Increase (decrease) in cash and cash equivalents	$(4,386)	4,498

Outstanding debt at the beginning of the period	192,554	178,853
Outstanding debt at the end of the period	214,618	180,371

Operating Activities - Net cash provided by operating activities for the six months ended June 30, 2026 was $10,794,000 versus $12,209,000 in the same period last year. The decrease was primarily due to lower net income.
Investing Activities - Net cash used in investing activities for the six months ended June 30, 2026 was $36,604,000 versus $2,207,000 provided by investing activities for the same period last year. The $38.8 million increase was due to a $18.4 million increase in investment in properties (primarily Davie, Camp Lake, and Lakeland) combined with a $10.2 million increase in investments in joint ventures (primarily Estero, Aberdeen, and Woven) and with a $10.3 million decrease in return of capital from joint ventures primarily due to the prior year including $7.3 million received from our BC Realty partnership refinancing our FRP provided floating rate construction loans on our two (2) office buildings with Symetra Life Insurance Company.
Financing Activities – Net cash provided by financing activities was $21,424,000 versus $9,918,000 used by financing activities in the same period last year primarily due to $22.4 million of draws on the loans in the current year compared to $11.6 million distribution to noncontrolling interests related to the planned increase in ownership of our partnerships with Altman Logistics at the construction loan closings during 2025.
Credit Facilities - On July 21, 2025, the Company entered into the 2025 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The Credit Agreement contains certain conditions and financial covenants, including a minimum tangible net worth and dividend restriction. As of June 30, 2026, these covenants would have limited our ability to pay dividends to a maximum of $88.0 million combined.

Table of Contents`
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
On October 21, 2025 as part of the Altman Logistics platform acquisition the Company assumed minority equity ownership interests in three joint ventures which had existing construction debt agreements. Delray partnership secured a $23.8 million loan at SOFR plus 3.50% from City National Bank. It is a two-year construction loan issued April 4, 2024 with two one-year conditional extensions, the first of which is in effect. The Delray partnership also secured a two-year $7.5 million loan at SOFR plus 3.75% on April 4, 2024 from

Table of Contents`
City National for the land for future phases of the project, also with two one-year conditional extensions. Parsippany partnership secured a $22.0 million loan at SOFR plus 2.75% from Truist Bank. It is a three-year construction loan issued January 15, 2025 with a one-year conditional extension. Hamilton partnership secured a $20.5 million loan at SOFR plus 3.50% from the joint venture partner effective for three years from May 22, 2025 with two one-year conditional extensions.

Cash Requirements – The Company expects to invest $42 million into maintenance capex and projects currently under development during the remainder of 2026 and $112 million 2027-2030 for maintenance capex plus new projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

Table of Contents`
Non-GAAP Financial Measures.
To supplement the financial results presented in accordance with GAAP, FRP presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide operating profit before G&A and Pro rata net operating income (NOI) because we believe they assist investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. These measures are not, and should not be viewed as, a substitute for GAAP financial measures.

Pro rata Net Operating Income Reconciliation
Six months ending 6/30/26 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$136	1,249	(3,247)	5,393	(4,796)	(1,265)
Income tax allocation	42	384	(900)	1,657	(1,465)	(282)

Income (loss) before income taxes	178	1,633	(4,147)	7,050	(6,261)	(1,547)

Less:
Unrealized rents	—		186	—		186
Management fee revenue		358		—		358
Interest income		1,160	12		1,753	2,925
Plus:
Unrealized rents	30	—	—	327	—	357
Professional fees		12	105			117
Equity in loss of joint ventures	—	(19)	5,027	26		5,034
Interest expense	—	—	1,167	—	242	1,409
Depreciation/amortization	1,166	86	4,016	497		5,765
General and administrative	—	—	—	—	7,772	7,772

Net operating income (loss)	1,374	194	5,970	7,900	—	15,438

NOI of noncontrolling interest			(2,718)			(2,718)
Pro rata NOI from unconsolidated joint ventures		364	5,148			5,512

Pro rata net operating income	$1,374	558	8,400	7,900	—	18,232

Pro rata Net Operating Income Reconciliation
Six months ending 6/30/25 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$831	1,086	(2,531)	4,806	(1,934)	2,258
Income tax allocation	255	333	(788)	1,476	(572)	704

Income (loss) before income taxes	1,086	1,419	(3,319)	6,282	(2,506)	2,962

Less:
Unrealized rents	—		—	—		—
Interest income		1,876	1		3,032	4,909
Plus:
Unrealized rents	101	—	14	289	—	404
Professional fees		734	87			821
Equity in loss of joint ventures	—	(156)	4,543	23		4,410
Interest expense	—	—	1,443	—	76	1,519
Depreciation/amortization	962	86	3,930	355		5,333
General and administrative	—	—	—	—	5,462	5,462

Net operating income (loss)	2,149	207	6,697	6,949	—	16,002

NOI of noncontrolling interest			(3,052)			(3,052)
Pro rata NOI from unconsolidated joint ventures		380	5,722			6,102

Pro rata net operating income	$2,149	587	9,367	6,949	—	19,052

Critical Accounting Policies – Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2025, entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2026, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo, our variable rate construction/stabilization loans, and earnings on our cash equivalents and variable rate lending ventures.
Applicable margin for borrowings at June 30, 2026 under the Wells Fargo Credit Agreement was Daily simple SOFR plus 2.25%. and under our variable rate construction/stabilization loans was Daily SOFR plus 2.75%. The Company had $36.3 million of variable rate debt outstanding at June 30, 2026 and, a 100 basis point decrease in SOFR would increase cash flows before income taxes by $0.4 million annually. The Company had $108.8 million of cash equivalents and variable rate lending venture advances at June 30, 2026, so a 100 basis point decrease in SOFR would reduce cash flows before income taxes by $1.1 million annually.

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
As of June 30, 2026, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.
There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary course of its business (“Legal Proceedings”). Although the Company cannot assure the outcome of such Legal Proceedings, management presently believes that the result of such Legal Proceedings, either individually, or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, and no material amounts have been accrued in the Company’s consolidated financial statements with respect to these matters. See Item 7 “Contingencies” in the notes to the consolidated financial statements in this Form 10-Q for additional information regarding certain ongoing litigation.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES; ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30	—	$—	—	$6,899,000
May 1 through May 31	—	$—	—	$6,899,000
June 1 through June 30	—	$—	—	$6,899,000

Total	—	$—	—
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

Items 3 – 5.
Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description	Filed Herewith

(31)(a)	Certification of John D. Baker III.	X
(31)(b)	Certification of Matthew C. McNulty	X
(31)(c)	Certification of John D. Klopfenstein.	X
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Controller and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.XSD	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FRP Holdings, Inc.

Date: August 5, 2026	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)