Form 10-Q
period 2026-09-30
FRP HOLDINGS, INC.
filed 2026-11-13
CIK 844059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
904-858-9100
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2026
Common Stock, $.10 par value per share	19,199,261 shares

FRP HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

Assets:	September 30, 2026	December 31, 2025
Real estate investments at cost:
Land	$182,846	182,936
Buildings and improvements	310,640	309,132
Projects under construction	112,839	45,032
Total investments in properties	606,325	537,100
Less accumulated depreciation and depletion	97,169	88,558
Net investments in properties	509,156	448,542

Real estate held for investment, at cost	12,983	12,626
Investments in joint ventures	165,766	153,084
Net real estate investments	687,905	614,252

Cash, cash equivalents and restricted cash including $11,076 and $11,394 of restricted cash at September 30, 2026 and December 31, 2025, respectively	73,180	105,361
Accounts receivable, net	2,057	1,874
Federal and state income taxes receivable	1,455	1,071
Unrealized rents	1,517	1,264
Deferred costs	3,509	3,768
Goodwill	6,893	6,893
Other assets	693	662
Total assets	$777,209	735,145

Liabilities:
Notes payable, net	$231,666	192,554
Accounts payable and accrued liabilities	16,153	12,148
Other liabilities	1,552	2,317
Deferred revenue	3,850	3,356
Deferred income taxes	66,900	66,900
Deferred compensation	1,519	1,524
Tenant security deposits	789	689
Total liabilities	322,429	279,488

Commitments and contingencies

Equity:
Common stock, $.10 par value 25,000,000 shares authorized, 19,198,301 and 19,109,541 shares issued and outstanding, respectively	1,920	1,911
Capital in excess of par value	73,139	71,368
Retained earnings	354,099	355,210
Accumulated other comprehensive income, net	12	24
Total shareholders’ equity	429,170	428,513
Noncontrolling interests	25,610	27,144
Total equity	454,780	455,657
Total liabilities and equity	$777,209	735,145
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Revenues:
Lease revenue	$6,873	7,086	$20,409	21,399
Mining royalty and rents	4,040	3,689	11,823	10,532
Joint venture management fee revenue	49	—	407	—
Total revenues	10,962	10,775	32,639	31,931

Cost of operations:
Depreciation/depletion/amortization	2,861	2,825	8,626	8,158
Operating expenses	2,340	3,304	6,442	7,743
Property taxes	1,043	955	3,110	2,895
General and administrative	3,335	2,328	11,107	7,790
Total cost of operations	9,579	9,412	29,285	26,586

Total operating profit	1,383	1,363	3,354	5,345

Investment income	1,351	2,369	4,276	7,278
Interest expense	(700)	(739)	(2,109)	(2,258)
Equity in loss of joint ventures	(2,492)	(2,225)	(7,526)	(6,635)
Gain on sale of real estate	27	—	27	—
Income (loss) before income taxes	(431)	768	(1,978)	3,730
Provision for income taxes	(50)	203	(332)	907

Net income (loss)	(381)	565	(1,646)	2,823
(Loss) attributable to noncontrolling interest	(216)	(97)	(535)	(127)
Net income (loss) attributable to the Company	$(165)	662	$(1,111)	2,950

Earnings per common share:
Net income (loss) attributable to the Company
Basic	$(.01)	.03	$(.06)	.16
Diluted	$(.01)	.03	$(.06)	.16

Number of shares used in computing:
Basic earnings per common share	19,048	18,976	19,034	18,963
Diluted earnings per common share	19,048	19,026	19,034	19,023

See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Net income (loss)	$(381)	565	$(1,646)	2,823
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of income tax effect of $(4), $(2), $(4), and $(8)	(14)	(8)	(12)	(23)
Comprehensive income (loss)	$(395)	557	$(1,658)	2,800

Less comprehensive income (loss) attributable to noncontrolling interests	(216)	(97)	(535)	(127)

Comprehensive income (loss) attributable to the Company	$(179)	654	$(1,123)	2,927
See accompanying notes

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(In thousands) (Unaudited)

	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,646)	2,823
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,983	8,627
Deferred income taxes	—	(33)
Equity in loss of joint ventures	7,526	6,635
Gain on sale of equipment and property	(42)	(16)
Stock-based compensation	1,780	1,688
Net changes in operating assets and liabilities:
Accounts receivable	(183)	(208)
Deferred costs and other assets	(1,257)	(543)
Accounts payable and accrued liabilities	759	(597)
Income taxes receivable	(384)	(1,572)
Other long-term liabilities	(1,257)	(24)
Net cash provided by operating activities	14,279	16,780

Cash flows from investing activities:
Investments in properties	(65,573)	(29,682)
Investments in joint ventures	(27,228)	(15,227)
Return of capital from investments in joint ventures	7,603	19,190
Proceeds from the sale of equipment and property	46	16
Net cash used in investing activities	(85,152)	(25,703)

Cash flows from financing activities:
Proceeds from long-term debt	39,691	7,591
Debt issue costs	—	(1,379)
Distributions to noncontrolling interests	(1,608)	(12,613)
Contributions from noncontrolling interests	609	1,208
Net cash provided by (used in) financing activities	38,692	(5,193)

Net decrease in cash, cash equivalents, and restricted cash	(32,181)	(14,116)
Cash, cash equivalents and restricted cash at beginning of year	105,361	149,935
Cash, cash equivalents and restricted cash at end of the period	$73,180	135,819

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,975	$2,124
Income taxes, federal	(17)	2,272
Income taxes, state	40	199
Noncash accounts payable and accrued liabilities related to investment in properties	3,740	4,472
See accompanying notes.

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(In thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp- rehensive Income	Total Share holders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2026	19,198,301	$1,920	$72,736	$354,264	$26	$428,946	$25,881	$454,827
Equity-based compensation	—	—	403	—	—	403	—	403
Net income (loss)	—	—	—	(165)	—	(165)	(216)	(381)
Contributions from partner	—	—	—	—	—	—	65	65
Distributions to partners	—	—	—	—	—	—	(120)	(120)
Minimum pension liability, net	—	—	—	—	(14)	(14)	—	(14)
Balance at September 30, 2026	19,198,301	$1,920	$73,139	$354,099	$12	$429,170	$25,610	$454,780

Balance at December 31, 2025	19,109,541	$1,911	$71,368	$355,210	$24	$428,513	$27,144	$455,657
Equity-based compensation	—	—	1,180	—	—	1,180	—	1,180
Shares granted to Directors	28,026	3	597	—	—	600	—	600
Restricted stock award	62,524	6	(6)	—	—	—	—	—
Forfeiture restricted stock award	(1,790)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(1,111)	—	(1,111)	(535)	(1,646)
Contributions from partner	—	—	—	—	—	—	609	609
Distributions to partners	—	—	—	—	—	—	(1,608)	(1,608)
Minimum pension liability,net	—	—	—	—	(12)	(12)	—	(12)
Balance at September 30, 2026	19,198,301	$1,920	$73,139	$354,099	$12	$429,170	$25,610	$454,780

Balance at June 30, 2025	19,109,234	$1,911	$70,196	$354,555	$40	$426,702	$34,712	$461,414
Equity-based compensation	—	—	362	—	—	362	—	362
Shares granted to Directors	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	662	—	662	(97)	565
Contributions from partner	—	—	—	—	—	—	920	920
Distributions to partners	—	—	—	—	—	—	(1,057)	(1,057)
Minimum pension liability, net	—	—	—	—	(8)	(8)		(8)
Balance at September 30, 2025	19,109,234	$1,911	$70,558	$355,217	$32	$427,718	$34,478	$462,196

Balance at December 31, 2024	19,046,894	$1,905	$68,876	$352,267	$55	$423,103	$46,010	$469,113
Equity-based compensation	—	—	1,088	—	—	1,088	—	1,088
Shares granted to Directors	21,900	2	598	—	—	600	—	600
Restricted stock award	40,440	4	(4)	—	—	—	—	—
Net income (loss)	—	—	—	2,950	—	2,950	(127)	2,823
Contributions from partner	—	—	—	—	—	—	1,208	1,208
Distributions to partners	—	—	—	—	—	—	(12,613)	(12,613)
Minimum pension liability, net	—	—	—	—	(23)	(23)	—	(23)
Balance at September 30, 2025	19,109,234	$1,911	$70,558	$355,217	$32	$427,718	$34,478	$462,196

FRP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
(1) Description of Business and Basis of Presentation.

FRP Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company” or “FRP”) is engaged in the real estate business, namely (i) leasing and management of industrial and commercial properties (the “Industrial and Commercial Segment”), (ii) leasing and management of mining royalty land owned by the Company (the “Mining Royalty Lands Segment”), (iii) real property acquisition, entitlement, development and construction primarily for apartment, retail, industrial, and office (the “Development Segment”), and (iv) management of mixed-use residential/retail properties owned through our joint ventures (the “Multifamily Segment”). Our investments in real estate partnerships not wholly owned by FRP which are conducted through limited liability companies (“LLC”) are also referred to as joint ventures.
The accompanying consolidated financial statements include the accounts of FRP Holdings, Inc. inclusive of our wholly owned operating real estate subsidiaries, FRP Development Corp., Florida Rock Properties, Inc., and consolidated partnerships Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, and Camp Lake Venture IA, LLC. Investments in real estate joint ventures not controlled by the Company are accounted for under the equity or cost method of accounting as appropriate (See Note 10). Our ownership of Riverfront Investment Partners I, LLC, Riverfront Investment Partners II, LLC, and Camp Lake Venture IA, LLC includes a noncontrolling interest representing the ownership of our partners. Our consolidated financial statements included a non-controlling interest for Lakeland Logistics Park Venture, LLC and Davie Logistics Park Venture, LLC from their formation in 2024 through October 21, 2025 when we purchased the noncontrolling interest from our partner. All significant intercompany balances and transactions are eliminated in the consolidated financial statements. Certain items in the 2025 financial statements have been reclassified for comparability purposes with the 2026 financial statements. These reclassifications had no effect on previously reported net income or equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2025.

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

The Industrial and Commercial Segment owns, leases and manages in-service commercial properties. Currently this includes nine warehouses in three business parks, an office building partially occupied by the Company, and two ground leases all wholly owned by the Company. This segment will also include joint ventures of commercial properties when they reach lease-up stabilization.

Our Mining Royalty Lands Segment owns several properties totaling approximately 16,657 acres currently under lease for mining rents or royalties (this does not include the 4,280 acres owned 50/50 in our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia.

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

Operating results and certain other financial data for the Company’s business segments are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Industrial and commercial	$1,037	1,229	$3,220	3,950

Mining royalty lands	4,040	3,689	11,823	10,532
Development	455	301	1,532	902
Multifamily	5,430	5,556	16,064	16,547
	$10,962	10,775	$32,639	31,931

Operating profit (loss):
Before general and administrative expenses:
Industrial and commercial	$68	341	$246	1,427
Mining royalty lands	3,699	3,384	10,775	9,689
Development	60	(1,189)	514	(1,802)
Multifamily	891	1,155	2,926	3,821
Operating profit before G&A	4,718	3,691	14,461	13,135
Total general and administrative expenses	3,335	2,328	11,107	7,790
	$1,383	1,363	$3,354	5,345

Depreciation, depletion and amortization:
Industrial and commercial	$577	567	$1,743	1,529
Mining royalty lands	230	213	727	568
Development	43	43	129	129
Multifamily	2,011	2,002	6,027	5,932
	$2,861	2,825	$8,626	8,158

Operating expenses:
Industrial and commercial	$255	224	$840	687
Mining royalty lands	35	17	92	49
Development	140	1,300	251	2,132
Multifamily	1,910	1,763	5,259	4,875
	$2,340	3,304	$6,442	7,743

Property taxes:
Industrial and commercial	$137	97	$391	307
Mining royalty lands	76	75	229	226
Development	212	147	638	443
Multifamily	618	636	1,852	1,919
	$1,043	955	$3,110	2,895

Cash paid for investments in properties
Industrial and commercial	$209	129	$439	267
Mining royalty lands	77	297	328	525
Development	38,420	21,014	64,238	28,225
Multifamily	311	44	568	665
	$39,017	21,484	$65,573	29,682

Identifiable net assets	September 30, 2026	December 31, 2025

Industrial and commercial	$61,740	62,260
Mining royalty lands	47,479	47,729
Development	273,992	187,237
Multifamily	317,508	329,303
Cash items	73,180	105,361
Unallocated corporate assets	3,310	3,255
	$777,209	735,145
(4) Long-Term Debt.
The Company’s outstanding debt, net of unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Fixed rate mortgage loans, 3.03% interest only, matures 4/1/2033	$180,070	180,070
Variable rate construction/stabilization loans	41,578	13,888
Unamortized debt issuance costs	(1,982)	(1,404)
Credit Agreement	12,000	—
	$231,666	192,554

Unamortized debt issuance costs - undrawn loans included in Deferred costs in the Company's consolidated balance sheets	$744	1,780
The Company entered into the 2025 Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), effective July 21, 2025. The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement is 2.25% over the Daily Simple SOFR in effect. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. As of September 30, 2026, there was $12,000,000 debt outstanding on this revolver, $78,000 outstanding under letters of credit and $37,922,000 available for borrowing. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development. Most of the letters of credit are irrevocable for a period of one year and typically are automatically extended for additional one-year periods. The letter of credit fee is 2.25% and applicable interest rate on the outstanding borrowings was 5.87% on September 30, 2026. The Credit Agreement contains affirmative financial covenants and negative covenants, including a minimum tangible net worth and a minimum cash equivalents requirement. As of September 30, 2026, these covenants would have limited our ability to pay dividends to a maximum of $89.0 million combined.
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

On March 7, 2025, the Lakeland partnership secured a $16.0 million loan with a floating rate equal to SOFR plus 2.75% from Seacoast National Bank. The applicable rate at September 30, 2026 was 6.51%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.50% with an interest rate swap conversion option. The loan outstanding at September 30, 2026 was $7,597,000.

On March 13, 2025, the Davie partnership secured a $31.9 million loan with a floating rate equal to SOFR plus 2.75% from Synovus National Bank. The applicable rate at September 30, 2026 was 6.54%. It is a three-year construction/stabilization loan with a two-year conditional extension at SOFR plus 2.25%. The loan outstanding at September 30, 2026 was $22,294,000.

On July 23, 2025, the Camp Lake partnership secured a $33.0 million loan at SOFR plus 2.75% from Pinnacle Bank. The applicable rate at September 30, 2026 was 6.43%. It is a three-year construction/stabilization loan with two 1-year conditional extensions. The loan outstanding at September 30, 2026 was $11,688,000.
Debt cost amortization of $205,000 and $113,000 was recorded during the three months ended September 30, 2026 and 2025, respectively. Debt cost amortization of $457,000 and $296,000 was recorded during the nine months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, the Company capitalized interest costs of $923,000 and $711,000, respectively. During the nine months ended September 30, 2026 and 2025, the Company capitalized interest costs of $2,558,000 and $2,070,000, respectively.
The Company was in compliance with all debt covenants as of September 30, 2026.
(5) Earnings per Share.
The following details the computations of the basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2026	2025	2026	2025

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	19,048	18,976	19,034	18,963

Common shares issuable under share-based payment plans which are potentially dilutive	—	50	—	60

Common shares used for diluted earnings per common share	19,048	19,026	19,034	19,023

Net income (loss) attributable to the Company	$(165)	662	$(1,111)	2,950

Earnings (loss) per common share:
-basic	$(.01)	.03	$(.06)	.16
-diluted	$(.01)	.03	$(.06)	.16
When the Company reports a net loss, all potentially dilutive shares are excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive. In addition, for the nine months ended September 30, 2026 and September 30, 2025, the Company had 120,873 and 73,905 stock options outstanding, respectively, which were not used in the calculation above because the effect would have been anti-dilutive.

(6) Stock-Based Compensation Plans.
The Company has two Equity Compensation Plans (the 2016 Equity Incentive Plan and its replacement, the 2026 Equity Incentive Plan) under which outstanding stock options, restricted stock, and stock awards were granted to directors, officers and key employees. The 2016 Equity Incentive Plan expired in 2026 with respect to any new awards. The 2026 Equity Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, or stock awards. All stock options are non-qualified and expire ten years from the date of grant. Stock based compensation awarded to directors, officers and employees are exercisable immediately or become exercisable in cumulative installments of 20% or 25% at the end of each year following the date of grant. When stock options are exercised, the Company issues new shares after receipt of exercise proceeds and taxes due, if any, from the grantee. The number of common shares available for future issuance under the 2026 Equity Incentive Plan was 1,458,807 at September 30, 2026.
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
The Company recorded the following stock compensation expense in its consolidated statements of income (loss) (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock option grants	$38	$39	$107	$116
Restricted stock awards	283	323	937	972
Profits interests grants	82	—	136	—
Annual director stock award	—	—	600	600
	$403	$362	$1,780	$1,688

A summary of changes in outstanding options is presented below (in thousands, except share and per share amounts):

Options	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Outstanding at December 31, 2025	160,165	$25.52	4.7	$1,575
Performance-based awards forfeited	(5,466)	31.44		(67)
Outstanding at September 30, 2026	154,699	$25.31	3.8	$1,508

Exercisable at September 30, 2026	108,438	$22.92	2.1	$933

Vested during nine months ended September 30, 2026	3,716			$46
The aggregate intrinsic value of exercisable in-the-money options was $38,000 and the aggregate intrinsic value of outstanding in-the-money options was $38,000 based on the market closing price of $20.81 on September 30, 2026 less exercise prices.
The unrecognized compensation cost of options granted to FRP employees but not yet vested as of September 30, 2026 was $343,000, which is expected to be recognized over a weighted-average period of 2.5 years.
A summary of changes in restricted stock awards is presented below (in thousands, except share and per share amounts):

Restricted stock	Number Of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term (yrs)	Weighted Average Grant Date Fair Value(000's)

Non-vested at December 31, 2025	94,627	$29.73	2.7	$2,813
Time-based awards granted	28,952	22.79		660
Performance-based awards granted	33,572	22.79		765
Performance-based awards forfeited	(1,790)	31.44		(56)
Vested	(5,551)	31.17		(173)
Non-vested at September 30, 2026	149,810	$26.76	2.7	$4,009
Total unrecognized compensation cost of restricted stock granted but not yet vested as of September 30, 2026 was $2,505,000 which is expected to be recognized over a weighted-average period of 3.0 years.
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
As of September 30, 2026, there was $78,000 outstanding under letters of credit. The letters of credit were issued to guarantee certain obligations to state agencies related to real estate development.
The Company and MidAtlantic Realty Partners (MRP) provided a guaranty for the interest carry cost of the $110 million loan on the Bryant Street Partnerships issued in December 2023. The Company and MRP have a side agreement limiting the Company’s guarantee to its proportionate ownership. The value of the guarantee was calculated at $1.5 million based on the present value of our assumption of 0.8% interest savings over the anticipated 36-month term. This amount is included as part of the Company’s investment basis and is amortized to expense over the 36 months. The guaranty was released when the loan was refinanced on September 14, 2026. No payments were made under the guaranty, and the Company recognized a gain of $1.4 million on its release in the three months ended September 30, 2026 as part of Equity in loss of join ventures.

On September 14, 2026, the Bryant Street partnerships refinanced the $110 million loan secured in December 2023 with a new $110 million loan from the same lender. In connection with the new loan, the Company provided a guaranty of up to $11.0 million of the loan, which terminates upon the partnerships achieving specified debt yield thresholds, and a guaranty of the partnerships’ obligation to maintain the required interest rate cap. The interest rate cap is prepaid through the initial term of the loan. Under a side agreement with MRP, payments under the guaranty that do not arise from the misconduct of either party are shared in proportion to ownership. Under the same agreement, the Company bears its proportionate share of certain non-recourse carve-out guaranties provided to the lender by MRP and its principals. The Company estimated the value of its guaranty at $135,000 using an option-pricing model. The Company recorded the guaranty as an other liability and recorded a corresponding basis difference as a component of its investment in the Bryant Street partnerships. The basis difference is being amortized over the initial two-year of the loan.
On October 21, 2025 in conjunction with the Altman Logistics platform acquisition, FRP Guaranty, LLC (wholly owned by the Company) provided repayment, construction completion, and cost overrun guarantees to the construction lenders at Lakeland, Davie, Delray, Hamilton and Parsippany and the joint venture partners at Delray, Hamilton and Parsippany. As of September 30, 2026, the maximum amount of future payments that FRP Guaranty, LLC could be required to make under its repayment guarantees is $25.0 million on aggregate joint venture indebtedness of $121.7 million. FRP Guaranty, LLC would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a joint venture project. As of September 30, 2026, FRP Guaranty, LLC has been funded with $10.0 million in cash and cash equivalents as required by the loan agreements. The loan agreements allow the guaranty account to support up to ten times the cash balance in repayment guarantees. The Company believes that the fair values of these guarantees are minimal based on various factors, including the collateral values securing the loans, the status of the applicable development projects, and current expectations regarding the probability of payments being made pursuant to such guarantees.

In November 2023, the Central Florida Expressway Authority (CFX) used its eminent domain power to take title to approximately 27.6 acres from the southern boundary of a parcel of the Company’s approximately 1,196-acre Lake Louisa property that is leased to Cemex. As required by Florida law, CFX deposited $2,582,000 into the registry of the Court, representing CFX’s good faith estimate of the value of the condemned property. CFX subsequently sought to acquire additional acres adjacent to the original taking, for a total of approximately 32.0 acres. In October 2026, subsequent to the end of the quarter, the Company agreed to settle the proceeding with CFX for total compensation of $4,440,000 for all of the property taken, inclusive of all claims of Cemex and of apportionment fees and costs, plus statutory attorneys' fees and expert costs payable by CFX. The settlement is subject to approval by the CFX Board and the entry of a stipulated final judgment. As the Company's tenant, Cemex is claiming a portion of the funds ultimately paid by CFX as compensation for mineable reserves lost as a result of the taking. The condemnation proceeding is not expected to impact the lease with Cemex. Management believes the Company's share of the settlement will exceed the carrying value of the condemned property. Under the applicable accounting guidance, the Company has not recognized any gain related to this matter in the consolidated financial statements. The amount and timing of any gain will depend on final approval of the settlement and the final apportionment between the Company and Cemex. The Company will recognize the transactions in the period in which the compensation is realized or realizable.
(8) Concentrations.
The Mining Royalty Lands Segment has a total of five tenants currently leasing mining locations and one lessee that accounted for 26.0% of the Company’s consolidated revenues during the nine months ended September 30, 2026, and $613,000 of accounts receivable at September 30, 2026. The termination of these lessees’ underlying leases could have a material adverse effect on the Company. The Company places its cash and cash equivalents with Wells Fargo Bank and TD Bank. At times, such amounts may exceed FDIC limits.
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
The fair values of the Company’s fixed rate mortgage notes payable were estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2026, the carrying amount and fair value of such other long-term debt was $180,070,000 and $141,887,000, respectively. At December 31, 2025, the carrying amount and fair value of such other long-term debt was $180,070,000 and $148,736,000, respectively. These fair values were determined using Level 2 inputs.
(10) Investments in Joint Ventures.
The Company has investments in joint ventures, primarily with other real estate developers. Joint ventures where FRP is not the primary beneficiary are not consolidated and are reflected in the line “Investment in joint ventures” along with $1,418,000 in Other liabilities on the consolidated balance sheets as of September 30, 2026 and “Equity in loss of joint ventures” on the consolidated statement of income (loss). The assets of these joint ventures are restricted to use by the joint ventures and their obligations are non-recourse to FRP as to their principal balances and can only be settled by their assets.

The following table summarizes the Company’s investments in unconsolidated joint ventures (in thousands):

	FRP Ownership	The Company's Total Investment	Total Assets of The Partnership	Profit (Loss) Of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of September 30, 2026
Brooksville Quarry, LLC	50.00%	$7,489	14,391	(74)	(37)
BC FRP Realty, LLC	50.00%	5,352	23,841	602	301
Buzzard Point Sponsor, LLC	50.00%	2,868	5,736	—	—
Bryant Street Partnerships	72.12%	55,129	179,956	(7,695)	(4,534)
Industrial Partnerships	9.63%	8,231	127,352	(3,493)	(341)
Lending ventures		19,256	16,104	—	—
Estero Partnership	16.00%	11,648	99,216	—	—
The Verge Partnership	61.37%	32,089	118,680	(3,482)	(2,137)
Greenville Partnerships	61.52%	22,286	132,130	(1,946)	(778)
Total		$164,348	717,406	(16,088)	(7,526)

The major classes of assets, liabilities and equity of the Company’s Investments in unconsolidated Joint Ventures as of September 30, 2026 are summarized in the following two tables (in thousands):

	As of September 30, 2026
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$—	169,616	98,778	116,867	128,732	$513,993
Cash and restricted cash	—	950	203	1,200	3,213	5,566
Unrealized rents & receivables	—	6,895	235	448	71	7,649
Deferred costs	5,736	2,495	0	165	114	8,510
Total Assets	$5,736	179,956	99,216	118,680	132,130	$535,718

Secured notes payable	$—	108,312	15,929	68,690	92,330	$285,261
Other liabilities	—	1,939	8,418	1,285	7,326	18,968
Capital – FRP	2,868	52,530	11,665	29,815	21,494	118,372
Capital – Third Parties	2,868	17,175	63,204	18,890	10,980	113,117
Total Liabilities and Capital	$5,736	179,956	99,216	118,680	132,130	$535,718

	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$126,494	14,346	21,812	16,104	513,993	$692,749
Cash and restricted cash	774	43	1,132	—	5,566	7,515
Unrealized rents & receivables	24	—	569	—	7,649	8,242
Deferred costs	60	2	328	—	8,510	8,900
Total Assets	$127,352	14,391	23,841	16,104	535,718	$717,406

Secured notes payable	$61,504	—	13,271	(3,151)	285,261	$356,885
Other liabilities	2,297	65	228	—	18,968	21,558
Capital – FRP	6,992	7,489	5,171	19,255	118,372	157,279
Capital – Third Parties	56,559	6,837	5,171	—	113,117	181,684
Total Liabilities and Capital	$127,352	14,391	23,841	16,104	535,718	$717,406
The Company’s capital recorded by the unconsolidated Joint Ventures is $7,069,000 less than the Investment in Joint Ventures reported in the Company’s consolidated balance sheet due primarily to capitalized interest.
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
The amount of consolidated retained earnings (accumulated deficit) for these joint ventures was $(43,235,000) and $(37,478,000) as of September 30, 2026 and December 31, 2025, respectively.
The statements of income (loss) of the Bryant Street Partnerships are as follows (in thousands):

	Bryant Street Partnerships Total JV	Bryant Street Partnerships Total JV	Bryant Street Partnerships Company Share	Bryant Street Partnerships Company Share
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Lease revenue	11,781	12,362	8,492	8,911

Depreciation and amortization	5,252	5,211	3,786	3,756
Operating expenses	4,885	4,472	3,526	3,229
Property taxes	934	1,041	672	749
Cost of operations	11,071	10,724	7,984	7,734

Total operating profit	710	1,638	508	1,177
Interest expense	(8,405)	(6,749)	(5,042)	(5,235)

Net loss before tax	$(7,695)	$(5,111)	$(4,534)	$(4,058)
Interest expense for the nine months ended September 30, 2026 for the Company share includes a net credit of $1,016,000 loan guarantee expense primarily due to the release of its guaranty on refinancing of the loan.

The statements of income (loss) of the Greenville Partnerships are as follows (in thousands):

	Greenville Partnerships Total JV	Greenville Partnerships Total JV	Greenville Partnerships Company Share	Greenville Partnerships Company Share
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Lease revenue	8,033	7,893	3,213	3,157

Depreciation and amortization	2,637	2,636	1,055	1,055
Operating expenses	2,228	2,142	891	856
Property taxes	1,550	1,468	620	587
Cost of operations	6,415	6,246	2,566	2,498

Total operating profit	1,618	1,647	647	659
Interest expense	(3,564)	(3,850)	(1,425)	(1,540)

Net loss before tax	$(1,946)	$(2,203)	$(778)	$(881)
The statements of income (loss) of The Verge Partnership are as follows (in thousands):

	The Verge Partnership Total JV	The Verge Partnership Total JV	The Verge Partnership Company Share	The Verge Partnership Company Share
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Lease revenue	6,500	6,774	3,989	4,157

Depreciation and amortization	3,427	3,190	2,103	1,957
Operating expenses	2,459	2,402	1,509	1,475
Property taxes	1,027	1,008	630	618
Cost of operations	6,913	6,600	4,242	4,050

Total operating profit/(loss)	(413)	174	(253)	107
Interest expense	(3,069)	(3,301)	(1,884)	(2,026)

Net loss before tax	$(3,482)	$(3,127)	$(2,137)	$(1,919)

(11) Subsequent Events.
Refer to Footnote 7 regarding settlement offer acceptance on eminent domain matter.

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
Multifamily Segment.
As of September 30, 2026, the Multifamily segment included six stabilized joint ventures which own and manage apartment buildings and any associated retail. These assets create revenue and cash flows through tenant rental payments and reimbursements for building operating costs. The Company’s residential units typically lease for 12 – 15-month lease terms. If no notice to move out or renew is made, then the leases go month-to-month until notification of termination or renewal is received. Renewal terms are typically 9 – 12 months. The Company also leases retail spaces at apartment/mixed-use properties. The retail leases are typically 10 - 15-year leases with options to renew for another five years. Retail leases at these properties also include percentage rents which collect on average 3-6% of annual sales when a tenant exceeds a breakpoint stipulated by each individual lease. All base rent revenue is recognized on a straight-line basis. The major cash outlays incurred in this segment are for property taxes, full service maintenance, property management, utilities and marketing. The six multifamily properties are as follows:

Property and Occupancy	JV Partners	Method of Accounting	% Ownership
Dock 79, Washington, D.C., 305 apartment units and 14,430 square feet of retail	MRP Realty & Steuart Investment Company	Consolidated	52.8%
The Maren, Washington, D.C., 264 residential units and 6,811 square feet of retail	MRP Realty & Steuart Investment Company	Consolidated	56.33%
The Verge, Washington, D.C., 344 apartments and 8,536 square feet of retail.	MRP Realty	Equity Method	61.37%
Riverside, Greenville, SC, 200 apartment units	Woodfield Development	Equity Method	40%
Bryant Street, Washington D.C., 487 apartments, 91,520 square feet of retail	MRP Realty	Equity Method	72.12%
.408 Jackson, Greenville, SC, 227 apartments, 4,539 square feet of retail.	Woodfield Development	Equity Method	40%
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
As of September 30, 2026, the Industrial and Commercial Segment includes five commercial properties owned by the Company in fee simple as follows:
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
3)Cranberry Run Business Park in Harford County, MD consists of five industrial buildings totaling 267,737 square feet which are 52.4% leased and occupied. The property is subject to commercial leases with various tenants.

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
Mining Royalty Lands Segment.
Our Mining Royalty Lands segment owns several properties comprising approximately 16,657 acres currently under lease for mining rents or royalties (excluding the 4,280 acres owned by our Brooksville joint venture with Vulcan Materials). Other than one location in Virginia, all of these properties are located in Florida and Georgia. The Company leases land under long-term leases that grant the lessee the right to mine and sell sand and stone deposits from our property in exchange for royalty payments. A typical lease has an option to extend the lease for additional terms. The typical lease in this segment requires the tenant to pay us a royalty based on the number of tons of mined materials sold from our property during a given fiscal year multiplied by a percentage of the average annual sales price per ton sold. As a result of this royalty payment structure, we do not bear the cost risks associated with the mining operations, however, we are subject to the cyclical nature of the construction markets in these states as both volumes and prices tend to fluctuate through those cycles. In certain locations, typically where the sand and stone deposits on our property have been depleted but the tenant still has a need for the leased land, we collect a minimum annual rental amount. In the year ended December 31, 2025 and nine months ending September 30, 2026, royalty tons sold were 9.04 million and 7.6 million, respectively.

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

Additionally, these locations provide us with opportunities for valuable “second lives” for these assets through proper land planning and entitlement.
Significant “Second life” Mining Lands:

Location	Acreage	Status
Brooksville, FL	4,280 +/-	Development of Regional Impact and County Land Use and Master Zoning in place for 5,800 residential unit, mixed-use development
Ft. Myers, FL	1,901 +/-	Seeking to rezone and obtain entitlements to allow residential development of 497 units following mining operations and the extension of Alico Road
Total	6,181 +/-

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
At September 30, 2026, this segment owned the following future development parcels:
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
Development Segment – Land Held for Development or Sale.

At September 30, 2026, this segment was invested in the following development parcels:

1)Riverfront on the Anacostia: The Riverfront on the Anacostia property is a 5.8-acre parcel of real estate in Washington, D.C. that fronts the Anacostia River and is adjacent to the Washington Nationals Baseball Park. A revised Planned Unit Development (PUD) plan was approved in 2012 and permitted the Company to develop, in four phases, a four-building, mixed-use project, containing approximately 1,161,050 square feet. The approved development includes numerous publicly accessible open spaces and a waterfront esplanade along the Anacostia River. Phase I and II (Dock 79 & The Maren) are in the multifamily segment. The final two phases, Phase III and Phase IV obtained second-stage PUD approval on October 10, 2025, permitting approximately 602,553 square feet of apartments (~590 units) with first floor retail. The PUD requires Phase IV construction to commence within 3 years and commencing Phase III construction within 3 years after obtaining the Phase IV certificate of occupancy. Phase IV under entitlement consisting of 292 units and 3,500 sq ft of ground-floor retail. The net book value of this property is $10.8 million.

2)Square 664E: The Company’s Square 664E property is approximately two acres situated on the Anacostia River at the base of South Capitol Street less than half a mile down river from our Riverfront on the Anacostia property. This property is currently under lease to Vulcan Materials for use as a concrete batch plant through 2026. In March 2017, reconstruction of the bulkhead was completed at a cost of $4.2 million in anticipation of future high-rise development. The net book value of this property is $6.9 million.

3)Hampstead Residential: The Hampstead Residential property in Carroll County, MD is a 118-acre parcel located adjacent to the State Route 30 bypass. The parcel was previously zoned for industrial use, but our request for rezoning for residential use was approved in December 2018. Management believes this to be a higher and better use of the property. We are fully engaged in the formal process of seeking PUD entitlements for this tract, which is now known as “Hampstead Overlook”. This property is classified as Real estate held for investment, at cost on the balance sheet.

4)Windlass Run: In March 2016, the Company entered into an agreement with St. Johns Properties Inc., a Baltimore development company, to jointly develop the remaining lands of our Windlass Run Business Park, located in Middle River, MD, into a multi-building business park consisting of approximately 329,000 square feet of single-story office and retail space. The project will take place in several phases. Construction of the first phase, which includes two office buildings and two retail buildings totaling 100,030-square-feet (inclusive of 27,950 retail), commenced in the fourth quarter of 2017 and was completed in January 2019. At September 30, 2026 Phase I was 87.2% leased and occupied. In 2024, the partnership agreed to spend up to $1.0 million dollars to amend and modify 218,620 square feet of office and retail development for 153 for rent residential units, up to four (4) one-acre retail lots for ground lease opportunities, and maintain the flexibility to construct a single-story office building totaling 21,760 square feet.

5)Aberdeen Overlook: In October 2021, the Company entered into a loan agreement with CBR Aberdeen, LLC for $31.1 million in exchange for an interest rate of 10% and a 20% preferred return after which the Company is also entitled to a portion of proceeds from sales from a residential land development in Harford County, MD.

6)Estero: In August 2022, the Company invested $3.6 million for a 16% interest in a joint venture with Woodfield Development to purchase and develop 46 acres in Estero, FL into a mixed-use project with 596 multifamily units, 60,000 square feet of commercial space, 20,000 square feet of office space and a boutique 190-key hotel. While the joint venture rezoned the property, the Company received a preferred return of 8% with an option to roll its investment into equity in the vertical development or exit at that point. On September 12, 2025, we secured construction financing for the first phase (296 multifamily units and 28,745 square feet of retail) and agreed to invest $7.7 million to maintain our 16% interest.

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

8)Woven: In August 2023, the Company entered into an agreement with Woodfield Development for the acquisition and development our third multifamily project in Greenville, SC. On May 30, 2025, we secured construction financing for the $86.8M project with 214 units and 13,500 square feet of ground floor retail that is eligible to receive South Carolina Textile Rehabilitation Credits upon substantial completion and received Special Source Credits equal to 50% of the real estate taxes for a period of 20 years. The project broke ground during the 3rd quarter of 2025 and substantial completion of the project is expected in late 2027.

9)We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 201,420 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a two building 183,668 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March, 2025 and construction commenced in the second quarter of 2025. Substantial completion of both projects is expected in the fourth quarter of 2026. On October 21, 2025 we purchased the interests of Altman Logistics in these two joint ventures and now own 100% of both of these projects.

10)Camp Lake: On July 23, 2025, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 379,315 square feet in two warehouses in Lake County, Florida near Orlando, with options for investment in additional industrial warehouses on adjacent properties in the future. Substantial completion of both warehouses is expected in the first quarter of 2027.

11)Altman Logistics business acquisition: On October 21, 2025, the Company completed the closing on its Purchase and Sales Agreement to acquire the business operations and development pipeline of Altman Logistics Properties, LLC, an operating platform of BBX Capital. The following table details the projects purchased and the square feet (SF) of the warehouses:

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Completed Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Completed Q2 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Completed Q3 2026
Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617	100%	Land acquired July 2026
(1) General Partner investment, distributions will be based upon waterfall model.

Equity Method Investments.
Joint ventures where FRP is not the primary beneficiary (including those in the Multifamily Segment) are not consolidated and are reflected in the line “Investment in joint ventures” on the balance sheet and “Equity in loss of joint ventures” on the statement of income (loss). The following table summarizes the Company’s investments in unconsolidated joint ventures (dollars in thousands):

	FRP Ownership	The Company's Total Investment in Partnership	The Company's Share of Assets of the Partnership	The Company's Share of Debt of the Partnership	The Company's Share of Profit (Loss) of the Partnership

As of September 30, 2026
Brooksville Quarry, LLC	50.00%	$7,489	7,196	—	(37)
BC FRP Realty, LLC	50.00%	5,352	11,921	6,636	301
Buzzard Point Sponsor, LLC	50.00%	2,868	2,868	—	—
Bryant Street Partnerships	72.12%	55,129	129,784	78,115	(4,534)
Lending ventures	—%	19,256	16,104	—	—
Industrial partnerships	9.63%	8,231	12,262	5,922	(341)
Greenville Woven	64.85%	22,457	29,335	7,796	—
Estero Partnership	16.00%	11,648	15,875	2,549	—
The Verge Partnership	61.37%	32,089	72,834	42,155	(2,137)
Greenville Partnerships	40.00%	(171)	34,759	32,124	(778)
Total		$164,348	332,938	175,297	(7,526)

The major classes of assets, liabilities and equity of the Company’s unconsolidated joint ventures as of September 30, 2026 are summarized in the following two tables (in thousands):

	As of September 30, 2026
	Buzzard Point Sponsor, LLC	Bryant Street Partnerships	Estero Partnership	Verge Partnership	Greenville Partnerships	Total Multifamily JV’s

Investments in real estate, net	$0	169,616	98,778	116,867	128,732	$513,993
Cash and restricted cash	0	950	203	1,200	3,213	5,566
Unrealized rents & receivables	0	6,895	235	448	71	7,649
Deferred costs	5,736	2,495	0	165	114	8,510
Total Assets	$5,736	179,956	99,216	118,680	132,130	$535,718

Secured notes payable	$0	108,312	15,929	68,690	92,330	$285,261
Other liabilities	0	1,939	8,418	1,285	7,326	18,968
Capital – FRP	2,868	52,530	11,665	29,815	21,494	118,372
Capital – Third Parties	2,868	17,175	63,204	18,890	10,980	113,117
Total Liabilities and Capital	$5,736	179,956	99,216	118,680	132,130	$535,718

	Industrial Partnerships	Brooksville Quarry, LLC	BC FRP Realty, LLC	Lending Ventures	Multifamily JV’s	Grand Total

Investments in real estate, net	$126,494	14,346	21,812	16,104	513,993	$692,749
Cash and restricted cash	774	43	1,132	0	5,566	7,515
Unrealized rents & receivables	24	0	569	0	7,649	8,242
Deferred costs	60	2	328	0	8,510	8,900
Total Assets	$127,352	14,391	23,841	16,104	535,718	$717,406

Secured notes payable	$61,504	0	13,271	(3,151)	285,261	$356,885
Other liabilities	2,297	65	228	0	18,968	21,558
Capital – FRP	6,992	7,489	5,171	19,255	118,372	157,279
Capital – Third Parties	56,559	6,837	5,171	0	113,117	181,684
Total Liabilities and Capital	$127,352	14,391	23,841	16,104	535,718	$717,406

The following table presents the calculation of the Company's pro rata share of certain balance sheet items by segment as of September 30, 2026:

Pro rata balance sheet (in thousands)	Multifamily	Industrial and Commercial	Mining Royalty Lands	Development	Corporate	Total

Consolidated assets	$317,508	61,740	47,479	273,992	76,490	$777,209
Investments in unconsolidated joint ventures	(87,047)	—	(7,489)	(69,812)	—	(164,348)
Company's share of assets in unconsolidated joint ventures	237,377	—	7,196	88,365	—	332,938
Noncontrolling interest in consolidated assets	(103,921)	—	—	(2,161)	(1,556)	(107,638)
Pro rata assets	$363,917	61,740	47,186	290,384	74,934	$838,161

Consolidated secured notes payable	179,112	—	—	40,554	12,000	231,666
Company's share of debt in unconsolidated joint ventures	152,394	—	—	22,903	—	175,297
Noncontrolling interest in consolidated debt	(81,457)	—	—	(571)	—	(82,028)
Pro rata debt	$250,049	—	—	62,886	12,000	$324,935

Pro rata assets less debt	$113,868	61,740	47,186	227,498	62,934	$513,226
Deferred income taxes						(66,900)
Other liabilities and noncontrolling interest adjustment						(17,156)
Consolidated shareholder's equity						$429,170

Third Quarter Financial Highlights
•Net loss attributable to the Company of ($0.2) million vs $0.7 million net income primarily due to $1.0 million increase in G&A, $1.0 million lower interest income, and lower occupancy in our Multifamily and Industrial segments partially offset by the prior year operating expense including $1.3 million of Altman acquisition expenses along with increased mining royalties.
•5% decrease in pro rata NOI ($9.0 million vs $9.5 million) driven by lower Multifamily, Industrial and Commercial, and Development NOI, partially offset by higher Mining Royalty NOI.
•12% decrease in the Multifamily segment’s pro rata NOI primarily due to lower occupancy, higher rent concessions, bad debts, and operating expenses all at our DC assets.
•28% decrease in Industrial and Commercial segment NOI primarily due to the March 31, 2026 lease expiration on the former Vulcan land lease at 21st Street along with cost increases.
•10% increase in Mining Royalty Lands segment NOI driven by a 6.9% rise in royalty tons and a 3.0% increase in royalty revenue per ton (both excluding Lake Louisa that started production in 2026).

Executive Summary and Analysis

Third quarter results reflect continued leasing challenges in our Washington, DC multifamily assets and Maryland industrial portfolio, higher G&A following the Altman acquisition, and lower interest income as we deploy cash into development and balances in our lending ventures decline. Mining remained a strong contributor, with royalty revenue increasing approximately 10% year-over-year. Our priority is building industrial scale and converting our investments into recurring NOI, supported by the contribution of our multifamily and mining businesses. We executed approximately 127,000 square feet of industrial leasing activity this quarter, our most active quarter since Q2 2021. Our immediate focus is carrying that activity forward and improving performance across our operating portfolio.

Chelsea, Lakeland, Davie, and Camp Lake together represent approximately 1.0 million square-feet of industrial space. We expect Lakeland and Davie to be substantially complete in the fourth quarter of 2026, followed by Camp Lake in the first quarter of 2027. As these properties move through shell completion and lease-up, interest expense and property operating costs previously capitalized during construction, along with depreciation will weigh on reported earnings until rental income increases. At stabilization, we estimate these four assets will generate approximately $12 million in annual recurring pro rata NOI. These estimates represent annual contributions at stabilization, and their timing will depend on leasing and ultimately rent commencement. We are also focused on leasing vacancies at Cranberry Business Park, which we estimate could contribute approximately $1 million in additional annual recurring NOI at full occupancy. Our three merchant build projects located in Delray, Florida and Hamilton and Parsippany, New Jersey, totaling 510,387 square feet where FRP owns a minority interest, are in the early stages of lease-up. We intend to monetize these investments following stabilization and recycle the proceeds into future industrial opportunities.

Comparative Results of Operations for the three months ended September 30, 2026 and 2025
Consolidated Results

(dollars in thousands)	Three Months Ended September 30,
	2026	2025	Change	%
Revenues:
Lease revenue	$6,873	7,086	(213)	-3.0%
Mining royalty and rents	4,040	3,689	351	9.5%
Joint venture management fee revenue	49	—	49
Total revenues	10,962	10,775	187	1.7%

Cost of operations:
Depreciation, depletion and amortization	2,861	2,825	36	1.3%
Operating expenses	2,340	3,304	(964)	-29.2%
Property taxes	1,043	955	88	9.2%
General and administrative	3,335	2,328	1,007	43.3%
Total cost of operations	9,579	9,412	167	1.8%

Total operating profit	1,383	1,363	20	1.5%

Investment income	1,351	2,369	(1,018)	-43.0%
Interest expense	(700)	(739)	39	-5.3%
Equity in loss of joint ventures	(2,492)	(2,225)	(267)	12.0%
Gain on sale of real estate	27	—	27
Income before income taxes	(431)	768	(1,199)	-156.1%
Provision for income taxes	(50)	203	(253)	-124.6%

Net income (loss)	(381)	565	(946)	-167.4%
Income (loss) attributable to noncontrolling interest	(216)	(97)	(119)	122.7%
Net income (loss) attributable to the Company	$(165)	662	(827)	-124.9%

Net loss attributable to the Company for the third quarter of 2026 was $(165,000) or $(.01) per share versus income of $662,000 or $.03 per share in the same period last year. Pro rata NOI for the third quarter of 2026 was $9,034,000 versus $9,523,000 in the same period last year. The third quarter of 2026 was impacted by the following items:
•Operating profit increased $20,000 or 1.5%. The consolidated portion of the Multifamily segment (Dock/Maren) decreased $264,000 due to lower occupancy, rent concessions, and higher operating costs. The Industrial and Commercial segment operating profit declined $273,000 primarily due to the March 31, 2026 lease expiration on the former Vulcan land lease at 21st Street ($183,000) along with cost increases. Mining Royalty Lands segment operating profit increased $315,000 due to higher royalty tons and revenues less related depletion. Development segment operating profit increased $1,249,000 due to joint venture management fee revenues ($49,000), and the prior year including Altman acquisition expenses ($1,281,000), partially offset by less capitalized real estate taxes ($65,000). General & administrative costs increased $1,007,000 due to higher personnel costs ($1,212,000, primarily Altman acquisition related), increased marketing, legal, professional and audit fees ($177,000), partially offset by increased labor capitalization ($365,000).
•Investment income decreased $1,018,000 reflecting ($761,000) less interest on cash equivalents due to lower average balances and interest rates, and ($257,000) less lending venture income as outstanding loans declined.
•Interest expense decreased $39,000 compared to the same period last year as we capitalized $212,000 more interest partially offset by the interest expense on our Wells Fargo Credit Agreement. More interest was capitalized due to increased in-house and joint venture projects under development this quarter compared to last year.
•Equity in loss of joint ventures was an unfavorable $267,000 primarily due to losses at recently completed industrial properties ($182,000). On September 14, 2026, the Bryant Street joint venture refinanced its $110 million loan, which was accounted for as a debt modification. The Company recognized a $1,370,000 gain on the release of its guaranty of the prior loan’s interest carry, partially offset by its $1,098,000 share of third-party refinancing costs, which were expensed resulting in a $272,000 favorable impact to equity in loss of joint ventures offsetting most of the Bryant Street loss for the quarter.
•Pro rata NOI decreased $489,000 driven by declines in the Multifamily segment ($542,000), Industrial segment ($253,000), and Development segment ($53,000) partially offset by an increase in Mining Royalty segment ($359,000).

Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)

	Three months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$8,228	100.0%	8,466	100.0%	(238)	-2.8%

Depreciation and amortization	3,511	42.7%	3,347	39.5%	164	4.9%
Operating expenses	3,075	37.4%	2,842	33.6%	233	8.2%
Property taxes	995	12.1%	1,021	12.1%	(26)	-2.5%

Cost of operations	7,581	92.1%	7,210	85.2%	371	5.1%

Operating profit before G&A	$647	7.9%	1,256	14.8%	(609)	-48.5%

Depreciation and amortization	3,511		3,347		164
Unrealized rents & other	(130)		(33)		(97)
Net operating income	$4,028	49.0%	4,570	54.0%	(542)	-11.9%
The combined consolidated and unconsolidated pro rata net operating income this quarter for this segment was $4,028,000, down $542,000 or 12% compared to $4,570,000 in the same quarter last year. Most of this decrease was due to lower occupancy, higher rent concessions, bad debts, and operating expenses at our DC assets.

Apartment Building	Units	Pro rata NOI Q3 2026	Pro rata NOI Q3 2025	Avg. Occupancy Q3 2026	Avg. Occupancy Q3 2025	Renewal Success Rate Q3 2026	Renewal % increase Q3 2026

Dock 79 Anacostia DC	305	$817,000	$938,000	95.0%	93.8%	59.2%	5.6%
Maren Anacostia DC	264	$725,000	$796,000	93.6%	94.1%	55.2%	2.7%
Riverside Greenville	200	$208,000	$213,000	95.8%	92.0%	82.7%	1.8%
Bryant Street DC	487	$1,376,000	$1,649,000	91.0%	93.4%	65.4%	2.0%
.408 Jackson Greenville	227	$335,000	$358,000	94.7%	92.5%	65.0%	6.8%
Verge Anacostia DC	344	$567,000	$616,000	90.9%	92.0%	64.2%	0.5%
Multifamily Segment	1,827	$4,028,000	$4,570,000	93.0%	93.0%

Multifamily Segment (Consolidated - Dock 79 & The Maren)

	Three months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$5,430	100.0%	5,556	100.0%	(126)	-2.3%

Depreciation and amortization	2,011	37.0%	2,002	36.1%	9	.4%
Operating expenses	1,910	35.2%	1,763	31.7%	147	8.3%
Property taxes	618	11.4%	636	11.4%	(18)	-2.8%

Cost of operations	4,539	83.6%	4,401	79.2%	138	3.1%

Operating profit before G&A	$891	16.4%	1,155	20.8%	(264)	-22.9%
Total revenues for our two consolidated joint ventures (Dock 79/Maren) were $5,430,000, a decrease of $126,000 versus $5,556,000 in the same period last year primarily due to higher rent concessions and increased operating expenses. Total operating profit before G&A for the consolidated joint ventures was $891,000, a decrease of $264,000, or 23% versus $1,155,000 in the same period last year primarily due to lower revenues along with higher operating costs.

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

	Three months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$5,272	100.0%	5,440	100.0%	(168)	-3.1%

Depreciation and amortization	2,410	45.7%	2,250	41.4%	160	7.1%
Operating expenses	2,051	38.9%	1,894	34.8%	157	8.3%
Property taxes	659	12.5%	675	12.4%	(16)	-2.4%

Cost of operations	5,120	97.1%	4,819	88.6%	301	6.2%

Operating profit before G&A	$152	2.9%	621	11.4%	(469)	-75.5%
For our four unconsolidated joint ventures, pro rata revenues were $5,272,000, a decrease of $168,000 or 3% compared to $5,440,000 in the same period last year. Pro rata operating profit before G&A was $152,000, a decrease of $469,000 or 76% versus $621,000 in the same period last year. The decrease was primarily due to lower occupancy, higher bad debts, and increased costs at Bryant Street and The Verge.
Industrial and Commercial Segment

	Three months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$1,037	100.0%	1,229	100.0%	(192)	(15.6%)

Depreciation and amortization	577	55.6%	567	46.2%	10	1.8%
Operating expenses	255	24.6%	224	18.2%	31	13.8%
Property taxes	137	13.2%	97	7.9%	40	41.2%

Cost of operations	969	93.4%	888	72.3%	81	9.1%

Operating profit before G&A	$68	6.6%	341	27.7%	(273)	(80.1%)

Depreciation and amortization	577		567		10
Unrealized revenues	6		(4)		10
Net operating income	$651	62.8%	$904	73.6%	$(253)	(28.0%)
We have ten buildings in service at four different locations totaling 773,356 square feet of industrial (includes 258,279 square foot Chelsea building completed April 1, 2025) and 33,708 square feet of office of which 50.5% was leased and 50.5% was occupied at September 30, 2026. Excluding Chelsea (100% vacant), these assets were 71.4% leased and occupied during the quarter compared to 72.4% leased and occupied during the same quarter last year primarily due to lease expirations. Total revenues in this segment were $1,037,000, down $192,000 or 16%, from the same period last year primarily due to the March 31, 2026 lease expiration on the former Vulcan land lease at 21st Street ($183,000). Operating profit before G&A was $68,000, down $273,000 or 80% from the profit in the same quarter last year due to the lower revenues along with higher operating costs and property taxes. Net operating income in this segment was $651,000, down $253,000 or 28% compared to the same quarter last year.

Mining Royalty Lands Segment Results

	Three months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Mining royalty and rent revenue	$4,040	100.0%	3,689	100.0%	351	9.5%

Depreciation, depletion and amortization	230	5.6%	213	5.8%	17	8.0%
Operating expenses	35	0.9%	17	0.5%	18	105.9%
Property taxes	76	1.9%	75	2.0%	1	1.3%

Cost of operations	341	8.4%	305	8.3%	36	11.8%

Operating profit before G&A	$3,699	91.6%	3,384	91.7%	315	9.3%

Depreciation and amortization	230		213		17
Unrealized revenues	186		159		27
Net operating income	$4,115	101.9%	$3,756	101.8%	$359	9.6%
Total revenues in this segment were $4,040,000, an increase of $351,000 or 10% versus $3,689,000 in the same period last year. Royalty tons were up 6.9% and revenue per ton increased 3.0% over the same period last year (both excluding Lake Louisa, which began production in 2026 and paid minimum royalties in both periods). Total operating profit before G&A in this segment was $3,699,000, an increase of $315,000 versus $3,384,000 in the same period last year. Net operating income was $4,115,000, up $359,000 or 10% compared to the same quarter last year.
Development Segment Results

	Three months ended September 30, 2026
(dollars in thousands)	2026	2025	Change

Lease revenue	$406	301	105
Joint venture management fee revenue	49	—	49
Total revenues	455	301	154

Depreciation, depletion and amortization	43	43	—
Operating expenses	140	1,300	(1,160)
Property taxes	212	147	65

Cost of operations	395	1,490	(1,095)

Operating profit before G&A	$60	(1,189)	1,249

Joint venture management fee revenues primarily represent fees earned from the Company's three minority ownership warehouse projects acquired October 21, 2025. The prior year operating expenses included

$1,281,000 of Altman acquisition expenses. Property taxes increased because Phase III at Riverfront received second-stage PUD approval on October 10, 2025 and is no longer considered in development; accordingly, carrying costs are now being expensed rather than capitalized.

With respect to ongoing Development Segment projects:

▪We are the principal capital source to develop 344 residential lots on 110 acres in Harford County, MD. We have funded $28.7 million of our $31.1 million total commitment. A national homebuilder is under contract to purchase all 222 townhome lots and 122 single family lots. Cumulatively as of September 30, 2026, 271 lots have been sold for $35.3 million of which $7.8 million was booked as profit to the Company.

▪We entered into two new joint venture agreements in early 2024 with Altman Logistics. The first joint venture is a 201,420 square-foot warehouse development project in Lakeland, FL, and the second joint venture is a two building 183,668 square-foot warehouse redevelopment project in Broward County, FL. We closed on both construction loans in March, 2025 and construction commenced in the second quarter of 2025. Substantial completion of both projects is expected in the fourth quarter of 2026. On October 21, 2025 we purchased the interests of Altman Logistics and now own 100% of these two assets.

▪On May 30, 2025, we secured construction financing for our multifamily joint venture with Woodfield Development, known as Woven. This is our third multifamily project in Greenville, SC. This is an $86.8 million project with 214 units and 13,500 square feet of ground floor retail that is eligible to receive South Carolina Textile Rehabilitation Credits upon substantial completion and received Special Source Credits equal to 50% of the real estate taxes for a period of 20 years. The project broke ground during the 3rd quarter of 2025 and substantial completion of the project is expected in late 2027.

▪On July 23, 2025, we entered into a joint venture agreement with Strategic Real Estate Partners (“SREP”), a private real estate development firm which specializes in industrial real estate development, to develop 379,315 square feet in two warehouses in Lake County, Florida near Orlando (known as Camp Lake), with options for investment in additional industrial warehouses on adjacent properties in the future. Substantial completion of the both warehouses is expected in the first quarter of 2027.

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

City	Street Address	36’ Clear Height SF	Ownership Acquired	Status
Delray Beach, FL	14130 S State Rd. 7	199,476	10%(1)	Completed Q1 2026
Delray Beach, FL	14130 S State Rd. 7	392,976	10% (1)	Land for 2 warehouses
Hamilton, NJ	600 Horizon Dr.	170,800	8.5% (1)	Completed Q2 2026
Parsippany, NJ	8 Lanidex Plaza W.	140,031	10% (1)	Completed Q3 2026
Southwest Ranches, FL	SW 202nd Ave. & Sheridan St.	335,617	100%	Land acquired July 2026
(1) General Partner investment, distributions will be based upon waterfall model.

Nine Month Highlights
•Net loss attributable to the Company of ($1.1) million vs $3.0 million of net income primarily due to $3.3 million increase in G&A, $3.0 million lower interest income, and lower occupancy in our Multifamily and Industrial segments partially offset by the prior year operating expense including $2.0 million of Altman acquisition expenses along with strong Mining Royalty Lands performance.
•5% decrease in pro rata NOI ($27.3 million vs $28.6 million) driven by lower occupancy in the Multifamily and Industrial and Commercial segments, partially offset by strong Mining Royalty Lands performance.
•11% decrease in the Multifamily segment’s pro rata NOI primarily due to lower occupancy, higher rent concessions and bad debts, and higher costs at our DC assets.
•Industrial and Commercial revenue down $730,000 or 18% and 34% decrease in that segment’s NOI due in large part to the March 31, 2026 lease expiration on the former Vulcan land lease at 21st Street ($365,000) along with the Maryland vacancies.
•12% increase in the Mining Royalty Lands Segment's NOI driven by a 2.6% rise in royalty tons and a 10.2% increase in royalty revenue per ton (both excluding Lake Louisa that started production in 2026).

Comparative Results of Operations for the Nine months ended September 30, 2026 and 2025
Consolidated Results

(dollars in thousands)	Nine Months Ended September 30,
	2026	2025	Change	%
Revenues:
Lease revenue	$20,409	21,399	(990)	-4.6%
Mining royalty and rents	11,823	10,532	1,291	12.3%
Joint venture management fee revenue	407	—	407
Total revenues	32,639	31,931	708	2.2%

Cost of operations:
Depreciation/depletion/amortization	8,626	8,158	468	5.7%
Operating expenses	6,442	7,743	(1,301)	-16.8%
Property taxes	3,110	2,895	215	7.4%
General and administrative	11,107	7,790	3,317	42.6%
Total cost of operations	29,285	26,586	2,699	10.2%

Total operating profit	3,354	5,345	(1,991)	-37.2%

Investment income	4,276	7,278	(3,002)	-41.2%
Interest expense	(2,109)	(2,258)	149	-6.6%
Equity in loss of joint ventures	(7,526)	(6,635)	(891)	13.4%
Gain on sale of real estate	27	—	27
Income before income taxes	(1,978)	3,730	(5,708)	-153.0%
Provision for income taxes	(332)	907	(1,239)	-136.6%

Net income (loss)	(1,646)	2,823	(4,469)	-158.3%
Income (loss) attributable to noncontrolling interest	(535)	(127)	(408)	321.3%
Net income (loss) attributable to the Company	$(1,111)	2,950	(4,061)	-137.7%

Net loss attributable to the Company for the first nine months of 2026 was $1,111,000 or $(.06) per share versus income of $2,950,000 or $.16 per share in the same period last year. Pro rata NOI for the first nine months of 2026 was $27,266,000 versus $28,575,000 in the same period last year. The first nine months of 2026 were impacted by the following items:
•Operating profit decreased $1,991,000 or 37%. The consolidated portion of the Multifamily segment (Dock/Maren) decreased $895,000 due to lower occupancy, rent concessions, and higher operating costs. Industrial and Commercial segment operating profit declined $1,181,000 due to non-renewing leases including the March 31, 2026 lease expiration on the former Vulcan land lease at 21st Street ($365,000) together with $298,000 at our Chelsea warehouse placed in service in April 2025 due to $218,000 of depreciation and $80,000 of first quarter carrying costs. Mining Royalty Lands segment operating profit increased $1,086,000 due to higher royalty tons and revenues less related depletion. Development segment operating profit increased $2,316,000 due to joint venture management fee revenues

($407,000), and the prior year including Altman acquisition expenses ($1,993,000), partially offset by less capitalized real estate taxes ($195,000) on Phase III at Anacostia. General & administrative costs increased $3,317,000 due to $3,103,000 higher personnel costs (primarily Altman acquisition related), $439,000 higher audit fees, $173,000 of acquisition valuation and accounting consulting fees, $175,000 increased legal fees related to renewal of our equity incentive plan, the acquisition, and other one-time events, $253,000 higher acquisition-related IT and other professional fees, $172,000 higher marketing costs, partially offset by $966,000 increased labor capitalization.
•Investment income decreased $3,002,000 reflecting ($2,030,000) less interest on cash equivalents due to lower average balances and interest rates, and ($972,000) less lending venture income as outstanding loans declined.
•Interest expense decreased $149,000 compared to the same period last year as we capitalized $488,000 more interest partially offset by the interest expense on our Wells Fargo Credit Agreement. More interest was capitalized due to increased in-house and joint venture projects under development this year compared to last year.
•Equity in loss of Joint Ventures was an unfavorable $891,000 due to higher losses at Bryant Street ($475,000) and The Verge ($218,000) both due to lower revenues and higher expenses, along with losses at recently completed industrial properties ($341,000) partially offset by improved results at our other unconsolidated joint ventures. On September 14, 2026, the Bryant Street joint venture refinanced its $110 million loan, which was accounted for as a debt modification. The Company recognized a $1,370,000 gain on the release of its guaranty of the prior loan’s interest carry, partially offset by its $1,098,000 share of third-party refinancing costs, which were expensed resulting in a $272,000 favorable impact to equity in loss of joint ventures offsetting some of the Bryant Street loss.
Multifamily Segment (Pro rata consolidated and pro rata unconsolidated)

	Nine months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$24,446	100.0%	25,238	100.0%	(792)	-3.1%

Depreciation and amortization	10,246	41.9%	10,020	39.7%	226	2.3%
Operating expenses	8,717	35.7%	8,158	32.3%	559	6.9%
Property taxes	2,931	12.0%	2,999	11.9%	(68)	-2.3%

Cost of operations	21,894	89.6%	21,177	83.9%	717	3.4%

Operating profit before G&A	$2,552	10.4%	4,061	16.1%	(1,509)	-37.2%

Depreciation and amortization	10,246		10,020		226
Unrealized rents & other	(370)		(144)		(226)
Net operating income	$12,428	50.8%	13,937	55.2%	(1,509)	-10.8%
The combined consolidated and unconsolidated pro rata net operating income for this segment was $12,428,000, down $1,509,000 compared to $13,937,000 in the same period last year. The NOI decrease was primarily due to lower occupancy and higher cost at Bryant Street ($596,000), The Verge ($309,000), Dock ($364,000), and Maren ($221,000).

Apartment Building	Units	Pro rata NOI YTD 2026	Pro rata NOI YTD 2025	Avg. Occupancy YTD 2026	Avg. Occupancy YTD 2025	Renewal Success Rate YTD 2026	Renewal % increase YTD 2026

Dock 79 Anacostia DC	305	$2,474,000	$2,838,000	92.5%	95.0%	63.6%	5.0%
Maren Anacostia DC	264	$2,320,000	$2,541,000	93.2%	93.8%	60.1%	3.7%
Riverside Greenville	200	$675,000	$650,000	96.7%	92.6%	70.7%	0.9%
Bryant Street DC	487	$4,134,000	$4,730,000	91.9%	93.5%	61.8%	1.8%
.408 Jackson Greenville	227	$1,032,000	$1,076,000	94.9%	94.9%	55.0%	4.8%
Verge Anacostia DC	344	$1,793,000	$2,102,000	90.3%	92.9%	65.4%	0.9%
Multifamily Segment	1,827	$12,428,000	$13,937,000	92.8%	93.7%

Multifamily Segment (Consolidated - Dock 79 and The Maren)

	Nine months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$16,064	100.0%	16,547	100.0%	(483)	-2.9%

Depreciation and amortization	6,027	37.6%	5,932	35.8%	95	1.6%
Operating expenses	5,259	32.7%	4,875	29.5%	384	7.9%
Property taxes	1,852	11.5%	1,919	11.6%	(67)	-3.5%

Cost of operations	13,138	81.8%	12,726	76.9%	412	3.2%

Operating profit before G&A	$2,926	18.2%	3,821	23.1%	(895)	-23.4%

Total revenues for our two consolidated joint ventures (Dock 79/Maren) were $16,064,000, a decrease of $483,000 versus $16,547,000 in the same period last year primarily due to increased vacancy, higher rent concessions, and increased operating expenses. Total operating profit before G&A for the consolidated joint ventures was $2,926,000, a decrease of $895,000, or 23% versus $3,821,000 in the same period last year primarily due to lower revenues along with higher operating costs and recent capital improvements depreciation.

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

	Nine months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$15,694	100.0%	16,225	100.0%	(531)	-3.3%

Depreciation and amortization	6,944	44.2%	6,768	41.7%	176	2.6%
Operating expenses	5,925	37.8%	5,560	34.3%	365	6.6%
Property taxes	1,923	12.3%	1,954	12.0%	(31)	-1.6%

Cost of operations	14,792	94.3%	14,282	88.0%	510	3.6%

Operating profit before G&A	$902	5.7%	1,943	12.0%	(1,041)	-53.6%

For our four unconsolidated joint ventures, pro rata revenues were $15,694,000, a decrease of $531,000 or 3% compared to $16,225,000 in the same period last year. The decrease was primarily due to lower occupancy and higher bad debts at Bryant Street and The Verge. Pro rata operating profit before G&A was $902,000, a decrease of $1,041,000, or 54% versus $1,943,000 in the same period last year. The decrease was due to lower revenue at Bryant Street and The Verge and higher operating costs at Bryant Street.
Industrial and Commercial Segment

	Nine months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Lease revenue	$3,220	100.0%	3,950	100.0%	(730)	(18.5%)

Depreciation and amortization	1,743	54.2%	1,529	38.7%	214	14.0%
Operating expenses	840	26.1%	687	17.4%	153	22.3%
Property taxes	391	12.1%	307	7.8%	84	27.4%

Cost of operations	2,974	92.4%	2,523	63.9%	451	17.9%

Operating profit before G&A	$246	7.6%	1,427	36.1%	(1,181)	(82.8%)

Depreciation and amortization	1,743		1,529		214
Unrealized revenues	36		97		(61)
Net operating income	$2,025	62.9%	$3,053	77.3%	$(1,028)	(33.7%)
Total revenues in this segment were $3,220,000, down $730,000 or 18%, from the same period last year due to the March 31, 2026 lease expiration on the former Vulcan land lease at 21st Street ($365,000) along with lower occupancy on other properties. Operating profit before G&A was $246,000, down $1,181,000 or 83% from $1,427,000 in the same period last year with $298,000 due to $218,000 of depreciation and $80,000 of first quarter carrying costs on our Chelsea spec warehouse placed in service in April 2025 along with non-renewing leases. Net operating income in this segment was $2,025,000, down $1,028,000 or 34% compared to the same period last year.

Mining Royalty Lands Segment Results

	Nine months ended September 30, 2026
(dollars in thousands)	2026	%	2025	%	Change	%

Mining royalty and rent revenue	$11,823	100.0%	10,532	100.0%	1,291	12.3%

Depreciation, depletion and amortization	727	6.2%	568	5.4%	159	28.0%
Operating expenses	92	0.8%	49	0.5%	43	87.8%
Property taxes	229	1.9%	226	2.1%	3	1.3%

Cost of operations	1,048	8.9%	843	8.0%	205	24.3%

Operating profit before G&A	$10,775	91.1%	9,689	92.0%	1,086	11.2%

Depreciation and amortization	727		568		159
Unrealized revenues	513		448		65
Net operating income	$12,015	101.6%	$10,705	101.6%	$1,310	12.2%

Total revenues in this segment were $11,823,000, an increase of $1,291,000 or 12% versus $10,532,000 in the same period last year. Royalty tons were up 2.6% and revenue per ton increased 10.2% over the same period last year (both excluding Lake Louisa, which began production in 2026 and paid minimum royalties in both periods). Total operating profit before G&A in this segment was $10,775,000, an increase of $1,086,000 versus $9,689,000 in the same period last year. Net operating income in this segment was $12,015,000, up $1,310,000 or 12% compared to the same period last year.

Development Segment Results

	Nine months ended September 30, 2026
(dollars in thousands)	2026	2025	Change

Lease revenue	$1,125	902	223
Joint venture management fee revenue	407	—	407
Total revenues	1,532	902	630

Depreciation, depletion and amortization	129	129	—
Operating expenses	251	2,132	(1,881)
Property taxes	638	443	195

Cost of operations	1,018	2,704	(1,686)

Operating profit before G&A	$514	(1,802)	2,316

Joint venture management fee revenues primarily represent fees earned from the Company's three minority ownership warehouse projects acquired October 21, 2025. The prior year operating expenses included $1,993,000 of Altman acquisition expenses. Property taxes increased because Phase III at Riverfront received second-stage PUD approval on October 10, 2025 and is no longer considered in development; accordingly, carrying costs are now being expensed rather than capitalized.
Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash to acquire and develop land or operating buildings and to construct new buildings and tenant improvements. As of September 30, 2026, we had $73,180,000 of cash and cash equivalents. As of September 30, 2026 we had $12.0 million borrowed under our $50 million Credit Agreement with Wells Fargo to fund the Woven bridge loan, $78,000 outstanding under letters of credit and $37,922,000 available to borrow under the Credit Agreement. We believe that our cash on hand and expected future operating cash inflows as well as availability under our Credit Agreement will be sufficient to fund operations, debt service requirements and necessary capital expenditures for at least the next 12 months.
Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine Months Ended September 30,
	2026	2025
Total cash provided by (used for):
Operating activities	$14,279	16,780
Investing activities	(85,152)	(25,703)
Financing activities	38,692	(5,193)
Decrease in cash and cash equivalents and restricted cash	$(32,181)	(14,116)

Outstanding debt at the beginning of the period	192,554	178,853
Outstanding debt at the end of the period	231,666	185,338

Operating Activities - Net cash provided by operating activities for the nine months ended September 30, 2026 was $14,279,000 versus $16,780,000 in the same period last year. The decrease was primarily due to lower net income.
Investing Activities - Net cash used in investing activities for the nine months ended September 30, 2026 was $85,152,000 versus $25,703,000 used in investing activities for the same period last year. The $59.4 million increase was due to a $35.9 million increase in investment in properties (primarily Southwest Ranches, Davie, Camp Lake, and Lakeland) combined with a $12.0 million increase in investments in joint ventures (primarily Estero, Aberdeen, and Woven) and with a $11.6 million decrease in return of capital from joint ventures primarily due to the prior year including $7.3 million received from our BC Realty partnership refinancing our FRP provided floating rate construction loans on our two office buildings with Symetra Life Insurance Company.
Financing Activities – Net cash provided by financing activities was $38,692,000 versus $5,193,000 used by financing activities in the same period last year primarily due to $39.7 million of draws on the loans in the current year compared to $12.6 million distribution to noncontrolling interests related to the planned increase in ownership of our partnerships with Altman Logistics at the construction loan closings during 2025.
Credit Facilities - On July 21, 2025, the Company entered into the 2025 Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $50 million. The interest rate under the Credit Agreement will be 2.25% over Daily Simple SOFR. A commitment fee of 0.35% per annum is payable quarterly on the unused portion of the commitment. The Credit Agreement contains certain conditions and financial covenants, including a minimum tangible net worth and a minimum cash equivalents requirement. As of September 30, 2026, these covenants would have limited our ability to pay dividends to a maximum of $89.0 million combined.
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
On December 4, 2023 the Bryant Street partnership secured a $110,000,000 loan with a floating rate equal to SOFR plus 2.9% from Rialto Capital Management, replacing the $132,000,000 loan with Capital One. It was a three year loan with two one-year extensions. A SOFR rate cap was secured at 5.35% from Chatham Financial creating an effective interest rate ceiling of 8.25%. The loan had a floor interest rate of 6.90%.
On October 21, 2025 in conjunction with the Altman Logistics platform acquisition, FRP Guaranty, LLC (wholly owned by the Company) provided repayment, construction completion, and cost overrun guarantees to the construction lenders at Lakeland, Davie, Delray, Hamilton and Parsippany and the joint venture partners at Delray, Hamilton and Parsippany. As of September 30, 2026, the maximum amount of future payments that FRP Guaranty, LLC could be required to make under its repayment guarantees is $25.0 million on aggregate joint venture indebtedness of $121.7 million. FRP Guaranty, LLC would be required to perform on the guarantees upon a default on a construction loan by a joint venture or to ensure the completion of the construction of a joint venture project. As of September 30, 2026, FRP Guaranty, LLC has been funded with $10.0 million in cash and cash equivalents as required by the loan agreements. The loan agreements allow the guaranty account to support up to ten times the cash balance in repayment guarantees.
On September 14, 2026, the Bryant Street partnerships refinanced the $110,000,000 loan secured in December 2023 with a new $110,000,000 loan from the same lender, FS CREIT Originator LLC, as administrative agent, managed by Rialto Capital Management. The new loan bears interest at a floating rate equal to SOFR plus 2.75%, which steps down to SOFR plus 2.65% and SOFR plus 2.50% upon achieving specified debt yield thresholds, subject to a floor interest rate of 5.50%. The loan has an initial two-year term maturing on September 9, 2028 with three one-year extension options, each subject to conditions determined by the lender. In connection with the loan, the partnerships purchased a two-year SOFR interest rate cap at 4.15% from Goldman Sachs Bank USA, arranged by Chatham Financial, for a premium of $1.2 million, creating an effective interest rate ceiling of 6.90% at the initial spread. The refinancing was accounted for as a debt modification. Third-party costs of $1.5 million were expensed by the partnerships, and the Company’s share of $1.1 million is included in its equity in loss of joint ventures for the three months ended September 30, 2026.
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

Cash Requirements – The Company expects to invest $3 million into maintenance capex and projects currently under development during the remainder of 2026 and $76 million 2027-2030 for maintenance capex plus new projects currently in our pipeline, with such capital being funded from cash and investments on hand, cash generated from operations, property sales, distributions from joint ventures, or borrowings under our credit facilities.

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

Pro rata Net Operating Income Reconciliation
Nine months ending 9/30/26 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$188	1,747	(4,830)	8,235	(6,986)	(1,646)
Income tax allocation	58	537	(1,319)	2,530	(2,138)	(332)

Income (loss) before income taxes	246	2,284	(6,149)	10,765	(9,124)	(1,978)

Less:
Unrealized rents	—	—	289	—		289
Management fee revenue	—	407	—	—		407
Gain on sale of real estate	—	—	—	27	—	27
Interest income	—	1,810	19	—	2,447	4,276
Plus:
Unrealized rents	36	—	—	513	—	549
Professional fees	—	11	140	—		151
Equity in loss of joint ventures	—	40	7,449	37		7,526
Interest expense	—	—	1,645	—	464	2,109
Depreciation/amortization	1,743	129	6,027	727		8,626
General and administrative	—	—	—	—	11,107	11,107

Net operating income	2,025	247	8,804	12,015	—	23,091

NOI of noncontrolling interest	—	—	(4,010)	—	—	(4,010)
Pro rata NOI from unconsolidated joint ventures	—	551	7,634	—	—	8,185

Pro rata net operating income	$2,025	798	12,428	12,015	—	27,266

Pro rata Net Operating Income Reconciliation
Nine months ending 9/30/25 (in thousands)
	Industrial and Commercial Segment	Development Segment	Multifamily Segment	Mining Royalties Segment	Unallocated Corporate Expenses	FRP Holdings Totals

Net income (loss)	$1,092	948	(3,940)	7,385	(2,662)	2,823
Income tax allocation	335	291	(1,221)	2,269	(767)	907

Income (loss) before income taxes	1,427	1,239	(5,161)	9,654	(3,429)	3,730

Less:
Interest income	—	2,782	10	—	4,486	7,278
Plus:
Unrealized rents	97	—	20	448	—	565
Professional fees	—	1,975	114	—	—	2,089
Equity in loss of joint ventures	—	(259)	6,859	35	—	6,635
Interest expense	—	—	2,133	—	125	2,258
Depreciation/amortization	1,529	129	5,932	568	—	8,158
General and administrative	—	—	—	—	7,790	7,790

Net operating income	3,053	302	9,887	10,705	—	23,947

NOI of noncontrolling interest	—	—	(4,508)	—	—	(4,508)
Pro rata NOI from unconsolidated joint ventures	—	578	8,558	—	—	9,136

Pro rata net operating income	$3,053	880	13,937	10,705	—	28,575

Critical Accounting Policies – Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our condensed consolidated financial statements. Actual results could differ from these estimates. Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2025, entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2026, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under our Credit Agreement with Wells Fargo, our variable rate construction/stabilization loans, and earnings on our cash equivalents and variable rate lending ventures.
Applicable margin for borrowings at September 30, 2026 under the Wells Fargo Credit Agreement was Daily simple SOFR plus 2.25% and under our variable rate construction/stabilization loans was Daily SOFR plus 2.75%. The Company had $53.6 million of variable rate debt outstanding at September 30, 2026 and, a 100 basis point decrease in SOFR would increase cash flows before income taxes by $0.5 million annually. The Company had $84.0 million of cash equivalents and variable rate lending venture advances at September 30, 2026, so a 100 basis point decrease in SOFR would reduce cash flows before income taxes by $0.8 million annually.

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
As of September 30, 2026, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.
There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary course of its business (“Legal Proceedings”). Although the Company cannot assure the outcome of such Legal Proceedings, management presently believes that the result of such Legal Proceedings, either individually, or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, and no material amounts have been accrued in the Company’s consolidated financial statements with respect to these matters. See Note 7 “Contingencies” in the notes to the consolidated financial statements in this Form 10-Q for additional information regarding certain ongoing litigation.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES; ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31	—	$—	—	$6,899,000
August 1 through August 31	—	$—	—	$6,899,000
September 1 through September 30	—	$—	—	$6,899,000

Total	—	$—	—
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

FRP Holdings, Inc.

Date: November 12, 2026	By	JOHN D. BAKER III
John D. Baker III
Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)